Form 10-Q
period 2015-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2015-08-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2015, or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	12,480,944
Title of Class	Number of Shares Outstanding as of
August 14, 2015

Class C Common Stock, $2.00 par value	1,507,561
Title of Class	Number of Shares Outstanding as of
August 14, 2015

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2015

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Part I - Financial Information

Item 1.               Financial Statements.

Assets	June 30 2015	December 31 2014
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$132,401,008	$135,018,347
Equity securities, available for sale, at estimated fair value	7,025,410	6,752,750
Mortgage loans on real estate and construction loans, held for investment net of allowances for loan losses of $1,875,775 and $2,003,055 for 2015 and 2014	110,747,896	120,050,072
Real estate held for investment, net of accumulated depreciation of $11,947,936 and $10,875,419 for 2015 and 2014	114,724,603	111,411,351
Policy and other loans, net of allowances for doubtful accounts of $876,318 and $693,413 for 2015 and 2014	35,487,729	34,125,428
Short-term investments	21,326,531	27,059,495
Accrued investment income	2,360,410	2,483,253
Total investments	424,073,587	436,900,696
Cash and cash equivalents	48,275,362	30,855,320
Mortgage loans sold to investors	105,222,965	67,534,400
Receivables, net	20,725,389	14,544,093
Restricted assets	10,034,301	9,347,797
Cemetery perpetual care trust investments	2,758,752	2,645,423
Receivable from reinsurers	13,300,910	12,036,263
Cemetery land and improvements	10,812,068	10,848,085
Deferred policy and pre-need contract acquisition costs	54,415,118	50,307,503
Mortgage servicing rights, net	9,988,658	7,834,747
Property and equipment, net	11,931,281	11,307,714
Value of business acquired	9,401,709	8,547,627
Goodwill	2,765,570	2,765,570
Other	8,866,421	5,594,324

Total Assets	$732,572,091	$671,069,562

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30 2015	December 31 2014
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$511,010,835	$476,727,465
Unearned premium reserve	4,835,208	4,961,937
Bank and other loans payable	33,385,571	29,020,378
Deferred pre-need cemetery and mortuary contract revenues	13,036,380	13,242,143
Cemetery perpetual care obligation	3,452,647	3,406,718
Accounts payable	4,440,303	1,789,387
Other liabilities and accrued expenses	32,711,302	24,408,666
Income taxes	24,240,043	20,421,767
Total liabilities	627,112,289	573,978,461

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 12,473,586 shares in 2015 and 12,459,240 shares in 2014	24,947,172	24,918,480
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,507,561 shares in 2015 and 1,394,069 shares in 2014	3,015,122	2,788,138
Additional paid-in capital	26,440,822	25,931,119
Accumulated other comprehensive income, net of taxes	3,331,103	1,438,566
Retained earnings	49,816,024	44,101,252
Treasury stock at cost - 934,530 Class A shares in 2015 and 986,264 Class A shares in 2014	(2,090,441)	(2,086,454)

Total stockholders' equity	105,459,802	97,091,101

Total Liabilities and Stockholders' Equity	$732,572,091	$671,069,562

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues:
Insurance premiums and other considerations	$13,914,894	$13,334,986	$27,768,409	$26,464,433
Net investment income	8,590,673	6,707,287	16,413,517	12,349,787
Net mortuary and cemetery sales	3,017,853	3,446,882	5,890,088	6,277,944
Realized gains on investments and other assets	500,776	339,852	920,840	538,845
Other than temporary impairments on investments	(55,311)	(30,000)	(111,207)	(60,000)
Mortgage fee income	48,730,028	34,773,299	86,551,828	57,310,837
Other	1,341,702	839,424	2,656,772	1,583,160
Total revenues	76,040,615	59,411,730	140,090,247	104,465,006

Benefits and expenses:
Death benefits	8,116,411	7,082,626	16,044,283	13,758,119
Surrenders and other policy benefits	519,663	627,151	1,173,397	1,142,763
Increase in future policy benefits	4,040,366	4,847,082	8,220,178	9,214,525
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,177,854	1,493,293	2,345,353	2,896,935
Selling, general and administrative expenses:
Commissions	23,207,511	16,185,164	41,773,558	26,746,045
Personnel	15,251,633	11,859,398	29,564,949	23,356,566
Advertising	1,508,426	1,502,045	2,924,716	2,274,058
Rent and rent related	1,929,790	1,456,038	3,814,866	2,799,481
Depreciation on property and equipment	547,387	534,346	1,110,124	1,031,548
Provision for loan losses and loss reserve	2,252,471	571,332	2,919,210	943,425
Costs related to funding mortgage loans	2,412,354	1,911,634	4,595,365	3,209,319
Other	6,982,105	5,857,231	13,067,608	10,453,682
Interest expense	1,374,269	786,248	2,359,615	1,284,112
Cost of goods and services sold-mortuaries and cemeteries	488,423	511,045	946,689	1,001,344
Total benefits and expenses	69,808,663	55,224,633	130,859,911	100,111,922

Earnings before income taxes	6,231,952	4,187,097	9,230,336	4,353,084
Income tax expense	(2,379,673)	(1,563,034)	(3,514,354)	(1,590,173)

Net earnings	$3,852,279	$2,624,063	$5,715,982	$2,762,911

Net earnings per Class A Equivalent common share (1)	$0.30	$0.21	$0.44	$0.22

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.28	$0.20	$0.42	$0.21

Weighted-average Class A equivalent common share outstanding (1)	13,037,095	12,449,786	12,986,238	12,459,537

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	13,595,918	12,897,204	13,532,641	12,914,781

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net earnings	$3,852,279	$2,624,063	$5,715,982	$2,762,911
Other comprehensive income:
Net unrealized gains on derivative instruments	766,630	484,704	2,286,653	762,934
Net unrealized gains (losses) on available for sale securities	(165,860)	122,161	(394,116)	160,066
Other comprehensive income	600,770	606,865	1,892,537	923,000
Comprehensive income	$4,453,049	$3,230,928	$7,608,519	$3,685,911

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2013	$23,614,574	$2,660,382	$23,215,875	$1,218,396	$39,666,587	$(2,624,625)	$87,751,189

Net earnings	-	-	-	-	2,762,911	-	2,762,911
Other comprehensive income	-	-	-	923,000	-	-	923,000
Grant of stock options	-	-	128,526	-	-	-	128,526
Exercise of stock options	69,910	-	(19,611)	-	-	-	50,299
Sale of treasury stock	-	-	147,542	-	-	243,590	391,132
Stock Dividends	3,446	(1)	4,910	-	(8,355)	-	-
Conversion Class C to Class A	1,778	(1,776)	(2)	-	-	-	-
Balance at June 30, 2014	$23,689,708	$2,658,605	$23,477,240	$2,141,396	$42,421,143	$(2,381,035)	$92,007,057

Balance at December 31, 2014	$24,918,480	$2,788,138	$25,931,119	$1,438,566	$44,101,252	$(2,086,454)	$97,091,101

Net earnings	-	-	-	-	5,715,982	-	5,715,982
Other comprehensive income	-	-	-	1,892,537	-	-	1,892,537
Grant of stock options	-	-	211,476	-	-	-	211,476
Exercise of stock options	27,148	228,046	6,366	-	-	(244,009)	17,551
Sale of treasury stock	-	-	291,133	-	-	240,022	531,155
Stock Dividends	480	2	728	-	(1,210)	-	-
Conversion Class C to Class A	1,064	(1,064)	-	-	-	-	-
Balance at June 30, 2015	$24,947,172	$3,015,122	$26,440,822	$3,331,103	$49,816,024	$(2,090,441)	$105,459,802

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2015	2014
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,837,963)	$40,505,997

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(5,890,324)	(362,817)
Calls and maturities - fixed maturity securities	8,590,035	4,769,126
Securities available for sale:
Purchase - equity securities	(2,285,429)	(4,339,038)
Sales - equity securities	1,570,539	1,714,695
Purchase of short-term investments	(26,379,029)	(10,206,586)
Sales of short-term investments	32,111,993	2,074,245
Purchases of restricted assets	(688,872)	(200,415)
Changes in assets for perpetual care trusts	(168,603)	(120,398)
Amount received for perpetual care trusts	45,929	66,077
Mortgage, policy, and other loans made	(180,978,933)	(118,680,888)
Payments received for mortgage, policy and other loans	186,813,832	91,321,359
Purchase of property and equipment	(1,733,693)	(733,243)
Sale of property and equipment	2,000	-
Purchase of real estate	(7,053,011)	(3,871,169)
Sale of real estate	4,973,199	2,332,579
Cash received from reinsurance	24,020,215	7,304,993
Cash paid for purchase of subsidiaries, net of cash acquired	-	(15,011,193)
Net cash provided by (used in) investing activities	32,949,848	(43,942,673)

Cash flows from financing activities:
Annuity contract receipts	5,244,513	5,037,585
Annuity contract withdrawals	(6,327,811)	(7,503,928)
Proceeds from stock options exercised	17,551	50,299
Repayment of bank loans on notes and contracts	(1,208,965)	(1,174,015)
Proceeds from borrowing on bank loans	5,582,869	30,159
Net cash provided by (used in) financing activities	3,308,157	(3,559,900)

Net change in cash and cash equivalents	17,420,042	(6,996,576)

Cash and cash equivalents at beginning of period	30,855,320	38,203,164

Cash and cash equivalents at end of period	$48,275,362	$31,206,588

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$2,389,330	$886,576

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” - Issued in May 2014, ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts are excluded from the scope of this new guidance. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is in the process of evaluating the potential impact of this standard, which is not expected to be material to the Company’s results of operations or financial position.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of June 30, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,862,291	$305,024	$(3,620)	$2,163,695
Obligations of states and political subdivisions	1,858,861	201,771	(3,726)	2,056,906
Corporate securities including public utilities	124,811,868	12,115,612	(1,207,359)	135,720,121
Mortgage-backed securities	3,255,965	232,136	(1,147)	3,486,954
Redeemable preferred stock	612,023	23,838	-	635,861
Total fixed maturity securities held to maturity	$132,401,008	$12,878,381	$(1,215,852)	$144,063,537

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$7,972,306	$150,184	$(1,097,080)	$7,025,410

Total equity securities available for sale at estimated fair value	$7,972,306	$150,184	$(1,097,080)	$7,025,410

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$49,704,426
Residential construction	28,342,809
Commercial	34,576,436
Less: Allowance for loan losses	(1,875,775)
Total mortgage loans on real estate and construction loans held for investment	$110,747,896

Real estate held for investment - net of depreciation	$114,724,603

Policy and other loans at amortized cost:
Policy loans	$7,095,642
Other loans	29,268,405
Less: Allowance for doubtful accounts	(876,318)

Total policy and other loans at amortized cost	$35,487,729

Short-term investments at amortized cost	$21,326,531

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
June 30, 2015 (Unaudited)

3)         Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at June 30, 2015 and December 31, 2014. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At June 30, 2015
U.S. treasury securities and obligations of U.S. government agencies	$3,620	1	$-	0	$3,620
Obligations of states and political subdivisions	-		3,726	1	3,726
Corporate securities including public utilities	947,259	63	252,472	8	1,199,731
Mortgage-backed securities	1,147	1	7,628	2	8,775
Total unrealized losses	$952,026	65	$263,826	11	$1,215,852
Fair Value	$18,942,023		$2,519,794		$21,461,817

At December 31, 2014
Obligations of states and political subdivisions	$-	0	$5,278	1	$5,278
Corporate securities including public utilities	548,310	21	432,047	11	980,357
Mortgage-backed securities	3,966	1	7,928	1	11,894
Total unrealized losses	$552,276	22	$445,253	13	$997,529
Fair Value	$7,081,352		$2,777,587		$9,858,939

As of June 30, 2015, the average market value of the related fixed maturities was 94.6% of amortized cost and the average market value was 90.8% of amortized cost as of December 31, 2014. During the three months ended June 30, 2015 and 2014 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 and $30,000, respectively, and for the six months ended June 30, 2015 and 2014 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $60,000 and $60,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at June 30, 2015 and December 31, 2014. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At June 30, 2015
Industrial, miscellaneous and all other	$501,595	208	$595,485	36	$1,097,080
Total unrealized losses	$501,595	208	$595,485	36	$1,097,080
Fair Value	$3,789,136		$687,502		$4,476,638

At December 31, 2014
Industrial, miscellaneous and all other	$327,389	138	$492,744	27	$820,133
Total unrealized losses	$327,389	138	$492,744	27	$820,133
Fair Value	$2,162,425		$676,706		$2,839,131

As of June 30, 2015, the average market value of the equity securities available for sale was 80.3% of the original investment and the average market value was 77.6% of the original investment as of December 31, 2014. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the three months ended June 30, 2015 and 2014, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $25,311 and $-0-, respectively, and for the six months ended June 30, 2015 and 2014, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $51,207 and $-0-, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2015	$1,498,127	$1,519,903
Due in 2016 through 2019	31,328,324	34,364,866
Due in 2020 through 2024	28,140,265	30,502,468
Due after 2024	67,566,304	73,553,485
Mortgage-backed securities	3,255,965	3,486,954
Redeemable preferred stock	612,023	635,861
Total held to maturity	$132,401,008	$144,063,537

The amortized cost and estimated fair value of available for sale securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Cost	Estimated Fair Value
Available for Sale:
Common stock	$7,972,306	$7,025,410
Total available for sale	$7,972,306	$7,025,410

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Fixed maturity securities held to maturity:
Gross realized gains	$273,061	$47,548	$359,057	$47,548
Gross realized losses	(49,594)	(2,284)	(59,370)	(2,284)
Other than temporary impairments	(30,000)	(30,000)	(60,000)	(60,000)

Securities available for sale:
Gross realized gains	42,289	72,397	130,009	125,650
Gross realized losses	-	-	(1,016)	-
Other than temporary impairments	(25,311)	-	(51,207)	-

Other assets:
Gross realized gains	267,097	222,191	524,237	367,931
Gross realized losses	(32,077)	-	(32,077)	-
Other than temporary impairments	-	-	-	-
Total	$445,465	$309,852	$809,633	$478,845

The net carrying amount of held to maturity securities sold was $2,543,312 and $872,882 for the six months ended June 30, 2015 and 2014, respectively.  The net realized gain related to these sales was $330,373 and $42,118 for the six months ended June 30, 2015 and 2014, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at June 30, 2015, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Fixed maturity securities	$2,144,989	$2,067,324	$4,125,684	$4,176,445
Equity securities	55,298	50,752	114,716	89,999
Mortgage loans on real estate	1,790,538	1,837,060	3,641,164	3,389,171
Real estate	2,233,781	2,126,566	4,354,352	4,291,565
Policy and other loans	188,639	181,687	377,185	379,255
Short-term investments, principally gains on sale of mortgage loans and other	4,738,607	2,781,988	8,964,392	4,681,101
Gross investment income	11,151,852	9,045,377	21,577,493	17,007,536
Investment expenses	(2,561,179)	(2,338,090)	(5,163,976)	(4,657,749)
Net investment income	$8,590,673	$6,707,287	$16,413,517	$12,349,787

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $93,564 and $77,254 for the three months ended June 30, 2015 and 2014, respectively, and $186,486 and $171,999 for the six months ended June 30, 2015 and 2014, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,070,319 at June 30, 2015 and $8,886,001 at December 31, 2014. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from six months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2015, the Company had 40%, 15%, 15%, 9%, and 7% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, and Nevada, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,875,775 and $2,003,055 at June 30, 2015 and December 31, 2014, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2015
Allowance for credit losses:
Beginning balance - January 1, 2015	$187,129	$1,715,812	$100,114	$2,003,055
Charge-offs	-	-	-	-
Provision	-	(127,280)	-	(127,280)
Ending balance -June 30, 2015	$187,129	$1,588,532	$100,114	$1,875,775

Ending balance: individually evaluated for impairment	$-	$217,192	$-	$217,192

Ending balance: collectively evaluated for impairment	$187,129	$1,371,340	$100,114	$1,658,583

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$34,576,436	$49,704,426	$28,342,809	$112,623,671

Ending balance: individually evaluated for impairment	$-	$2,320,452	$-	$2,320,452

Ending balance: collectively evaluated for impairment	$34,576,436	$47,383,974	$28,342,809	$110,303,219

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2014
Allowance for credit losses:
Beginning balance - January 1, 2014	$187,129	$1,364,847	$100,114	$1,652,090
Charge-offs	-	(38,444)	-	(38,444)
Provision	-	389,409	-	389,409
Ending balance - December 31, 2014	$187,129	$1,715,812	$100,114	$2,003,055

Ending balance: individually evaluated for impairment	$-	$153,446	$-	$153,446

Ending balance: collectively evaluated for impairment	$187,129	$1,562,366	$100,114	$1,849,609

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$35,388,756	$53,592,433	$33,071,938	$122,053,127

Ending balance: individually evaluated for impairment	$-	$1,556,182	$414,499	$1,970,681

Ending balance: collectively evaluated for impairment	$35,388,756	$52,036,251	$32,657,439	$120,082,446

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
June 30, 2015
Commercial	$-	$-	$-	$-	$-	$34,576,436	$34,576,436	$(187,129)	$34,389,307
Residential	756,115	624,651	4,278,185	2,320,452	7,979,403	41,725,023	49,704,426	(1,588,532)	48,115,894
Residential Construction	-	-	64,895	-	64,895	28,277,914	28,342,809	(100,114)	28,242,695

Total	$756,115	$624,651	$4,343,080	$2,320,452	$8,044,298	$104,579,373	$112,623,671	$(1,875,775)	$110,747,896

December 31, 2014
Commercial	$-	$-	$-	$-	$-	$35,388,756	$35,388,756	$(187,129)	$35,201,627
Residential	1,631,142	1,174,516	5,464,901	1,556,182	9,826,741	43,765,692	53,592,433	(1,715,812)	51,876,621
Residential Construction	-	-	64,895	414,499	479,394	32,592,544	33,071,938	(100,114)	32,971,824

Total	$1,631,142	$1,174,516	$5,529,796	$1,970,681	$10,306,135	$111,746,992	$122,053,127	$(2,003,055)	$120,050,072

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2015
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,320,452	2,320,452	217,192	2,320,452	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	2,320,452	2,320,452	217,192	2,320,452	-
Residential construction	-	-	-	-	-

December 31, 2014
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	414,499	414,499	-	414,499	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	414,499	414,499	-	414,499	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

Performing	$34,576,436	$35,388,756	$43,105,790	$46,571,350	$28,277,914	$32,592,544	$105,960,140	$114,552,650
Nonperforming	-	-	6,598,636	7,021,083	64,895	479,394	6,663,531	7,500,477

Total	$34,576,436	$35,388,756	$49,704,426	$53,592,433	$28,342,809	$33,071,938	$112,623,671	$122,053,127

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $595,000 and $535,000 as of June 30, 2015 and December 31, 2014, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of June 30, 2015	As of December 31, 2014
Residential	$6,598,636	$7,021,083
Residential construction	64,895	479,394
Total	$6,663,531	$7,500,477

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

3)         Investments (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30 2015	As of December 31 2014
Balance, beginning of period	$1,718,150	$5,506,532
Provisions for losses	2,919,210	3,053,403
Charge-offs	(384,540)	(6,841,785)
Balance, end of period	$4,252,820	$1,718,150

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

4)         Stock-Based Compensation

The Company has four fixed option plans (the “2003 Plan”, the “2006 Director Plan”, the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $125,931 and $64,201 has been recognized for these plans for the three months ended June 30, 2015 and 2014, respectively, and $211,476 and $128,526 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the total unrecognized compensation expense related to the options issued in December 2014 and July 2014 were $148,839 and $1,316, respectively, which are expected to be recognized over the vesting periods of one year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

4)         Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of June 30, 2015, and the changes during the six months ended June 30, 2015, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	512,795	$3.20	691,591	$2.00
Granted	-		-
Exercised	(15,406)	1.89	(114,023)	2.14
Cancelled	(8,846)	2.31	-
Outstanding at June 30, 2015	488,543	$3.25	577,568	$2.62

As of June 30, 2015:
Options exercisable	409,961	$2.99	511,318	$2.34

As of June 30, 2015:
Available options for future grant	266,649		-

Weighted average contractual term of options outstanding at June 30, 2015	7.37 years		2.69 years

Weighted average contractual term of options exercisable at June 30, 2015	6.99 years		2.35 years

Aggregated intrinsic value of options outstanding at June 30, 2015 (1)	$1,698,099		$2,375,472

Aggregated intrinsic value of options exercisable at June 30, 2015 (1)	$1,534,777		$2,242,810

(1) The Company used a stock price of $6.73 as of June 30, 2015 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

4)         Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of June 30, 2014, and the changes during the six months ended June 30, 2014, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	405,133	$2.41	508,656	$2.00
Granted	-		-
Exercised	(34,955)	1.44	-
Cancelled	(1,838)	2.92	-
Outstanding at June 30, 2014	368,340	$2.50	508,656	$2.00

As of June 30, 2014:
Options exercisable	325,243	$2.23	482,406	$1.84

As of June 30, 2014:
Available options for future grant	314,480		105,000

Weighted average contractual term of options outstanding at June 30, 2014	6.77 years		2.11 years

Weighted average contractual term of options exercisable at June 30, 2014	6.42 years		1.99 years

Aggregated intrinsic value of options outstanding at June 30, 2014 (1)	$690,130		$1,194,177

Aggregated intrinsic value of options exercisable at June 30, 2014 (1)	$689,924		$1,194,177

(1) The Company used a stock price of $4.27 as of June 30, 2014 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months ended June 30, 2015 and 2014 was $492,740 and $115,977, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

5)         Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Numerator:
Net earnings	$3,852,279	$2,624,063	$5,715,982	$2,762,911
Denominator:
Basic weighted-average shares outstanding	13,037,095	12,449,786	12,986,238	12,459,537
Effect of dilutive securities:
Employee stock options	558,823	447,418	546,403	455,244

Diluted weighted-average shares outstanding	13,595,918	12,897,204	13,532,641	12,914,781

Basic net earnings per share	$0.30	$0.21	$0.44	$0.22

Diluted net earnings per share	$0.28	$0.20	$0.42	$0.21

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three and six months ended June 30, 2015 and 2014, there were -0- and 142,972 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

6)         Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Eliminations	Consolidated

For the Three Months Ended June 30, 2015
Revenues from external customers	$21,476,968	$3,215,090	$51,348,557	$-	$76,040,615
Intersegment revenues	2,858,820	305,573	92,304	(3,256,697)	-
Segment profit before income taxes	2,115,187	151,975	3,964,790	-	6,231,952

For the Three Months Ended June 30, 2014
Revenues from external customers	$19,810,498	$3,534,881	$36,066,351	$-	$59,411,730
Intersegment revenues	2,356,195	334,314	231,249	(2,921,758)	-
Segment profit before income taxes	1,515,426	168,911	2,502,760	-	4,187,097

For the Six Months Ended June 30, 2015
Revenues from external customers	$42,462,468	$6,313,328	$91,314,451	$-	$140,090,247
Intersegment revenues	5,677,687	617,571	180,791	(6,476,049)	-
Segment profit before income taxes	3,519,038	561,150	5,150,148	-	9,230,336

Identifiable Assets	695,953,881	103,231,245	70,065,224	(136,678,259)	732,572,091
Goodwill	2,765,570	-	-	-	2,765,570

For the Six Months Ended June 30, 2014
Revenues from external customers	$38,283,314	$6,575,449	$59,606,243	$-	$104,465,006
Intersegment revenues	4,417,915	670,612	395,395	(5,483,922)	-
Segment profit before income taxes	2,846,895	351,689	1,154,500	-	4,353,084

Identifiable Assets	626,378,955	108,686,715	56,057,674	(148,165,860)	642,957,484
Goodwill	2,802,991	285,191	-	-	3,088,182

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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
June 30, 2015 (Unaudited)

7)         Fair Value of Financial Instruments

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
June 30, 2015 (Unaudited)

7)         Fair Value of Financial Instruments

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$7,025,410	$7,025,410	$-	$-
Total securities available for sale	$7,025,410	$7,025,410	$-	$-

Restricted assets of cemeteries and mortuaries	$712,834	$712,834	$-	$-
Cemetery perpetual care trust investments	639,962	639,962	-	-
Derivatives - interest rate lock commitments	5,681,354	-	-	5,681,354
Total assets accounted for at fair value on a recurring basis	$14,059,560	$8,378,206	$-	$5,681,354

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(51,322,531)	$-	$-	$(51,322,531)
Future policy benefits - annuities	(69,107,482)	-	-	(69,107,482)
Derivatives - bank loan interest rate swaps	(22,659)	-	-	(22,659)
- call options	(21,552)	(21,552)	-	-
- put options	(43,941)	(43,941)	-	-
- interest rate lock commitments	(11,603)	-	-	(11,603)
Total liabilities accounted for at fair value on a recurring basis	$(120,529,768)	$(65,493)	$-	$(120,464,275)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

7)         Fair Value of Financial Instruments

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2014	$(45,310,699)	$(65,540,985)	$1,929,851	$(31,370)

Total gains (losses):

Included in earnings	(6,011,832)	(3,566,497)	-	-

Included in other comprehensive income (loss)	-	-	3,739,900	8,711

Balance - June 30, 2015	$(51,322,531)	$(69,107,482)	$5,669,751	$(22,659)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at June 30, 2015.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$2,716,641	-	-	$2,716,641
Mortgage loans on real estate	320,000	-	-	320,000
Total assets accounted for at fair value on a nonrecurring basis	$3,036,641	$-	$-	$3,036,641

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

7)         Fair Value of Financial Instruments

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
June 30, 2015 (Unaudited)

7)         Fair Value of Financial Instruments

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2015 and December 31, 2014. The estimated fair value amounts for June 30, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Condensed Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2015:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$48,115,894	$-	$-	$51,322,839	$51,322,839
Residential construction	28,242,695	-	-	28,242,695	28,242,695
Commercial	34,389,307	-	-	36,043,711	36,043,711
Mortgage loans, net	$110,747,896	$-	$-	$115,609,245	$115,609,245
Policy loans	7,095,642	-	-	7,095,642	7,095,642
Other loans	28,392,087	-	-	28,392,087	28,392,087
Short-term investments	21,326,531	-	-	21,326,531	21,326,531

Liabilities
Bank and other loans payable	$(33,362,912)	$-	$-	$(33,362,912)	$(33,362,912)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

7)         Fair Value of Financial Instruments

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

8)    Allowance for Doubtful Accounts, Allowance for Loan Losses and Impaired Loans

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
June 30, 2015 (Unaudited)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company has adopted the selling of put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call and put options is adjusted to fair value at each reporting date. The fair value of outstanding call and put options as of June 30, 2015 and December 31, 2014 was $65,493 and $127,903, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option.

The following table shows the fair value of derivatives as of June 30, 2015 and December 31, 2014.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$5,681,354	other assets	$2,111,529	Other liabilities	$11,603	Other liabilities	$181,678
Call options	--	--	--	--	Other liabilities	21,552	Other liabilities	116,036
Put options	--	--	--	--	Other liabilities	43,941	Other liabilities	11,867
Interest rate swaps	--	--	--	--	Bank loans payable	22,659	Bank loans payable	31,370
Total		$5,681,354		$2,111,529		$99,755		$340,951

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended June 30		Six Months Ended June 30
Derivative - Cash Flow Hedging Relationships:	2015	2014	2015	2014
Interest Rate Lock Commitments	$1,252,010	$789,149	$3,739,900	$1,238,412
Interest Rate Swaps	4,760	5,449	8,711	12,300
Sub Total	1,256,770	794,598	3,748,611	1,250,712
Tax Effect	490,140	309,894	1,461,958	487,778
Total	$766,630	$484,704	$2,286,653	$762,934

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2015 and 2014 were $2,252,000 and $571,000, respectively, and for the six months ended June 30, 2015 and 2014 were $2,919,000 and $943,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2015 and December 31, 2014, the balances were $4,253,000 and $1,718,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

10)       Reinsurance, Commitments and Contingencies

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $4,253,000 as of June 30, 2015 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

Inquiry Regarding FHA Insured Loans

SecurityNational Mortgage has been cooperating with the U.S. Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development (HUD) in a civil investigation regarding compliance with requirements relating to certain loans insured by the Federal Housing Administration (FHA).  No demand has been made and SecurityNational Mortgage has not established a liability for this matter absent a specific demand because it is not able to estimate a range of reasonably potential loss due to significant uncertainties regarding:  the absence of any specific demand, the potential remedies, including possible defenses, and the lack of information concerning the performance of its FHA insured originations, the majority of which SecurityNational Mortgage does not service. The investigation has focused on loans originated by SecurityNational Mortgage on or after January 1, 2006.  The FHA mortgage loans that SecurityNational Mortgage originated between January 1, 2006 and May 21, 2013 total approximately 45,900 loans with an original principal balance of approximately $7.9 billion.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

10) Reinsurance, Commitments and Contingencies

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of June 30, 2015, the Company’s commitments were $44,248,000 for these loans of which $28,343,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of June 30, 2015). Maturities range between six and twelve months.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

11)       Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of June 30 2015	As of December 31 2014
Amortized cost:
Balance before valuation allowance at beginning of year	$7,834,747	$4,844,101
MSRs proceeds from loan sales	2,716,641	3,741,381
Amortization	(562,730)	(750,735)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$9,988,658	$7,834,747

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$9,988,658	$7,834,747

Estimated fair value of MSRs at end of period	$11,599,670	$8,485,570
`
The Company reports these MSRs pursuant to the accounting policy discussed in Note 7.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of American Funeral Financial had occurred at the beginning of the six month periods ended June 30, 2015 and 2014. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended June 30 (unaudited)		For the Six Months Ended June 30 (unaudited)
	2015	2014	2015	2014
Total revenues	$76,040,615	$60,275,049	$140,090,247	$106,796,985
Net earnings	$3,852,279	$2,661,985	$5,715,982	$3,004,668
Net earnings per Class A equivalent common share	$0.30	$0.21	$0.44	$0.24

Net earnings per Class A equivalent common share assuming dilution	$0.28	$0.21	$0.42	$0.23

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

The following table shows the condensed financial results of the insurance operations for the three and six months ended June 30, 2015 and 2014.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2015	2014	% Increase (Decrease)	2015	2014	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$13,914	$13,335	4%	$27,768	$26,464	5%
Net investment income	6,279	5,452	15%	12,490	10,279	22%
Income from loan originations	672	714	(6%)	1,113	1,057	5%
Other	612	309	98%	1,091	483	126%
Total	$21,477	$19,810	8%	$42,462	$38,283	11%
Intersegment revenue	$2,859	$2,356	21%	$5,678	$4,418	29%
Earnings before income taxes	$2,115	$1,516	40%	$3,519	$2,847	24%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three and six months ended June 30, 2015 has increased due to an increase in net investment income, an increase in income from loan originations, and an increase in insurance premiums.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and six months ended June 30, 2015 and 2014. See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2015	2014	% Increase (Decrease)	2015	2014	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,112	$1,342	(17%)	$2,354	$2,661	(12%)
Cemetery revenues	2,027	2,248	(10%)	3,781	3,883	(3%)
Other	76	(56)	(236%)	178	31	474%
Total	$3,215	$3,534	(9%)	$6,313	$6,575	(4%)
Earnings before income taxes	$152	$169	(10%)	$561	$352	59%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $229,000 and $239,000 for the three months ended June 30, 2015 and 2014, respectively, and $451,000 and $492,000 for the six months ended June 30, 2015 and 2014, respectively.

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

For the six months ended June 30, 2015 and 2014, SecurityNational Mortgage originated and sold 7,636 loans ($1,445,989,000 total volume) and 5,021 loans ($937,835,000 total volume), respectively. For the six months ended June 30, 2015 and 2014, Green Street Mortgage originated and sold 79 loans ($17,949,000 total volume) and eight loans ($1,817,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2015 and 2014.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2015	2014	% Increase (Decrease)	2015	2014	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$42,334	$30,413	39%	$76,590	$50,457	52%
Secondary gains from investors	9,014	5,653	59%	14,724	9,149	61%
Total	$51,348	$36,066	42%	$91,314	$59,606	53%
Earnings (loss) before income taxes	$3,965	$2,503	58%	$5,150	$1,155	346%

The increase in earnings for the three and six months ended June 30, 2015 was due to higher secondary gains on mortgage loans sold to investors and an increase in loan origination volume.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2015 and 2014 were $2,252,000 and $571,000, respectively, and for the six months ended June 30, 2015 and 2014 were $2,919,000 and $943,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2015 and December 31, 2014, the balances were $4,253,000 and $1,718,000, respectively.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $4,253,000 as of June 30, 2015 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

Inquiry Regarding FHA Insured Loans

SecurityNational Mortgage has been cooperating with the U.S. Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development (HUD) in a civil investigation regarding compliance with requirements relating to certain loans insured by the Federal Housing Administration (FHA).  No demand has been made and SecurityNational Mortgage has not established a liability for this matter absent a specific demand because it is not able to estimate a range of reasonably potential loss due to significant uncertainties regarding:  the absence of any specific demand, the potential remedies, including possible defenses, and the lack of information concerning the performance of its FHA insured originations, the majority of which SecurityNational Mortgage does not service. The investigation has focused on loans originated by SecurityNational Mortgage on or after January 1, 2006.  The FHA mortgage loans that SecurityNational Mortgage originated between January 1, 2006 and May 21, 2013 total approximately 45,900 loans with an original principal balance of approximately $7.9 billion.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

Consolidation

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total revenues increased by $16,629,000, or 28.0%, to $76,041,000 for the three months ended June 30, 2015, from $59,412,000 for the comparable period in 2014. Contributing to this increase in total revenues was a $13,957,000 increase in mortgage fee income, a $1,883,000 increase in net investment income, a $580,000 increase in insurance premiums and other considerations, a $502,000 increase in other revenues, and a $161,000 increase in realized gains on investments and other assets. This increase in total revenues was partially offset by a $429,000 decrease in net mortuary and cemetery sales and by a $25,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $580,000, or 4.3%, to $13,915,000 for the three months ended June 30, 2015, from $13,335,000 for the comparable period in 2014. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $1,883,000, or 28.1%, to $8,590,000 for the three months ended June 30, 2015, from $6,707,000 for the comparable period in 2014. This increase was primarily attributable to a $1,957,000 increase in short-term investment income, a $108,000 increase in rental income from real estate owned, a $78,000 increase in fixed maturity securities income, a $7,000 increase in policy loan income, and a $4,000 increase in equity securities income. This increase was partially offset by a $224,000 increase in investment expenses, and a $47,000 decrease in mortgage loan interest.

Net mortuary and cemetery sales decreased by $429,000, or 12.4%, to $3,018,000 for the three months ended June 30, 2015, from $3,447,000 for the comparable period in 2014. This decrease was primarily due to a decrease in at-need sales in the cemetery and mortuary operations and a decrease in pre-need sales in the cemetery operations.

Realized gains on investments and other assets increased by $161,000, or 47.4%, to $501,000 in realized gains for the three months ended June 30, 2015, from $340,000 in realized gains for the comparable period in 2014. This increase in realized gains on investments and other assets was the result of a $178,000 increase in realized gains on fixed maturity securities and a $13,000 increase in realized gains on other assets. This increase was partially offset by a $30,000 decrease in realized gains on securities available for sale.

Mortgage fee income increased by $13,957,000, or 40.1%, to $48,730,000 for the three months ended June 30, 2015, from $34,773,000 for the comparable period in 2014. This increase was primarily attributable to higher secondary gains from mortgage loans sold to investors and an increase in loans originated.

Other revenues increased by $502,000, or 59.8%, to $1,341,000 for the three months ended June 30, 2015, from $839,000 for the comparable period in 2014. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $69,809,000, or 91.8% of total revenues, for the three months ended June 30, 2015, as compared to $55,225,000, or 93.0% of total revenues, for the comparable period in 2014.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $119,000 or 1.0%, to $12,676,000 for the three months ended June 30, 2015, from $12,557,000 for the comparable period in 2014. This increase was primarily the result of a $1,033,000 increase in death benefits offset by a $807,000 decrease in future policy benefits, and a $107,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $315,000, or 21.1%, to $1,178,000 for the three months ended June 30, 2015, from $1,493,000 for the comparable period in 2014. This decrease was primarily due to improved persistency in the premium paying traditional life business.

Selling, general and administrative expenses increased by $14,214,000, or 35.6%, to $54,091,000 for the three months ended June 30, 2015, from $39,877,000 for the comparable period in 2014. This increase was primarily the result of an increase in mortgage loan originations by SecurityNational Mortgage for the three months ended June 30, 2015. Commissions increased by $7,022,000, personnel expenses increased by $3,392,000, provision for loan losses and loan loss reserve increased by $1,681,000, other expenses increased by $1,125,000, costs related to funding mortgage loans increased by $501,000, rent and rent related expenses increased by $474,000, depreciation on property and equipment increased by $13,000, and advertising increased by $6,000.

Interest expense increased by $588,000, or 74.8%, to $1,374,000 for the three months ended June 30, 2015, from $786,000 for the comparable period in 2014. This increase was primarily due to an increase in outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold by the cemeteries and mortuaries decreased by $23,000, or 4.4%, to $488,000 for the three months ended June 30, 2015, from $511,000 for the comparable period in 2014. This decrease was primarily due to a decrease in mortuary sales.

Comprehensive income for the three months ended June 30, 2015 and 2014 amounted to gains of $4,453,000 and $3,231,000, respectively. This $1,222,000 increase in comprehensive income was primarily the result of an $1,228,000 increase in net income and a $282,000 increase in derivatives related to mortgage loans, which were partially offset by a $288,000 decrease in unrealized gains in securities available for sale.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Total revenues increased by $35,625,000, or 34.1%, to $140,090,000 for the six months ended June 30, 2015, from $104,465,000 for the comparable period in 2014. Contributing to this increase in total revenues was a $29,241,000 increase in mortgage fee income, a $4,064,000 increase in net investment income, a $1,304,000 increase in insurance premiums and other considerations, a $1,073,000 increase in other revenues, and a $382,000 increase in realized gains on investments and other assets. This increase in total revenues was partially offset by a $388,000 decrease in net mortuary and cemetery sales and a $51,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $1,304,000, or 4.9%, to $27,768,000 for the six months ended June 30, 2015, from $26,464,000 for the comparable period in 2014. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $4,064,000, or 32.9%, to $16,414,000 for the six months ended June 30, 2015, from $12,350,000 for the comparable period in 2014. This increase was primarily attributable to a $4,242,000 increase in short-term investment income, a $252,000 increase in mortgage loan interest, a $106,000 increase in rental income from real estate owned, and a $25,000 increase in equity securities income. This increase was partially offset by a $508,000 increase in investment expenses, a $51,000 decrease in fixed maturity securities income, and a $2,000 decrease in policy loan income.

Net mortuary and cemetery sales decreased by $388,000, or 6.2%, to $5,890,000 for the six months ended June 30, 2015, from $6,278,000 for the comparable period in 2014. This decrease was primarily due to a decrease in at-need sales in the mortuary operations and a decrease in pre-need sales in the cemetery operations, which were partially offset by an increase in at-need sales in the cemetery operations.

Realized gains on investments and other assets increased by $382,000, or 70.9%, to $921,000 in realized gains for the six months ended June 30, 2015, from $539,000 in realized gains for the comparable period in 2014. This increase in realized gains on investments and other assets was the result of a $254,000 increase in realized gains on fixed maturity securities, a $124,000 increase in realized gains on other assets, and a $4,000 increase in realized gains on securities available for sale.

Mortgage fee income increased by $29,241,000, or 51.0%, to $86,552,000 for the six months ended June 30, 2015, from $57,311,000 for the comparable period in 2014. This increase was primarily attributable to higher secondary gains from mortgage loans sold to investors and an increase in loans originated.

Other revenues increased by $1,074,000, or 67.8%, to $2,657,000 for the six months ended June 30, 2015, from $1,583,000 for the comparable period in 2014. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $130,860,000, or 93.4% of total revenues, for the six months ended June 30, 2015, as compared to $100,112,000, or 95.8% of total revenues, for the comparable period in 2014.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,322,000 or 5.5%, to $25,437,000 for the six months ended June 30, 2015, from $24,115,000 for the comparable period in 2014. This increase was primarily the result of a $2,286,000 increase in death benefits and a $31,000 increase in surrender and other policy benefits, which were partially offset by a $994,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $552,000, or 19.0%, to $2,345,000 for the six months ended June 30, 2015, from $2,897,000 for the comparable period in 2014. This decrease was primarily due to improved persistency in the premium paying traditional life business.

Selling, general and administrative expenses increased by $28,956,000, or 40.9%, to $99,770,000 for the six months ended June 30, 2015, from $70,814,000 for the comparable period in 2014. This increase was primarily the result of an increase in mortgage loan originations by SecurityNational Mortgage for the six months ended June 30, 2015. Commissions increased by $15,028,000, personnel expenses increased by $6,208,000, other expenses increased by $2,614,000, provision for loan losses and loan loss reserve increased by $1,976,000, costs related to funding mortgage loans increased by $1,386,000, rent and rent related expenses increased by $1,015,000, advertising increased by $651,000, and depreciation on property and equipment increased by $78,000.

Interest expense increased by $1,076,000, or 83.8%, to $2,360,000 for the six months ended June 30, 2015, from $1,284,000 for the comparable period in 2014. This increase was primarily due to an increase in outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold by the cemeteries and mortuaries decreased by $54,000, or 5.5%, to $947,000 for the six months ended June 30, 2015, from $1,001,000 for the comparable period in 2014. This decrease was primarily due to a decrease in mortuary sales.

Comprehensive income for the six months ended June 30, 2015 and 2014 amounted to gains of $7,609,000 and $3,686,000, respectively. This $3,923,000 increase in comprehensive income was primarily the result of an $2,953,000 increase in net income and a $1,524,000 increase in derivatives related to mortgage loans, which were partially offset by a $554,000 decrease in unrealized gains in securities available for sale.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held to maturity investments or sale of other investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the six months ended June 30, 2015, the Company's operations used cash of $18,838,000. This was due primarily to a $37,689,000 increase in the balance of mortgage loans sold to investors and an $8,845,000 increase in future policy benefits. During the six months ended June 30, 2014, the Company’s operations provided cash of $40,506,000. This was due primarily to a $24,629,000 decrease in the balance of mortgage loans sold to investors and a $10,663,000 increase in future policy benefits.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $131,789,000 as of June 30, 2015 compared to $134,406,000 as of December 31, 2014. This represents 31.3% and 30.9% of the total investments as of June 30, 2015 and December 31, 2014, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 2015, 8.7%  (or $11,483,000) and at December 31, 2014, 6.8% (or $9,192,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future that may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2015 and December 31, 2014, the life insurance subsidiary was in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $138,845,000 as of June 30, 2015, as compared to $126,111,000 as of December 31, 2014. Stockholders’ equity as a percent of total capitalization was 76.0% and 77.0% as of June 30, 2015 and December 31, 2014, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2014 was 7.0% as compared to a rate of 5.7% for 2013. The 2015 lapse rate to date has been approximately the same as 2014.

At June 30, 2015, $36,347,000 of the Company’s consolidated stockholders’ equity represented the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2014.

Item 4.             Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

On January 16, 2015, SecurityNational Mortgage and Lehman Holdings filed briefs with Judge Stewart concerning the effect of the rulings in Judge Nuffer’s case on the case before Judge Stewart, and on the same date SecurityNational Mortgage filed a motion for summary judgment in the Lehman Holdings case based on the statute of limitations.  A hearing concerning SecurityNational Mortgage’s summary judgment motion based on the statute of limitations was scheduled before Judge Stuart on April 14, 2015. On February 28, 2015, Lehman Bank and Aurora Loan Services filed a partial summary judgment motion before Judge Nuffer asserting that the Indemnification Agreement security fund should be replenished, and for a right to offset alleged losses of approximately $8.6 million, based on more than 100 loans retained by Lehman Bank, against the amount owing to SecurityNational per Judge Nuffer’s summary judgment order. Lehman Bank and Aurora Loan Services asserts that another 124 loans are not analyzed yet for potential breaches.

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

On April 16, 2015, Lehman Bank and Aurora Loan Services filed a reply to SecurityNational Mortgage’s response to their motion for partial summary judgment. On April 30, 2015, Lehman Bank and Aurora Loan Services filed their opposition to SecurityNational Mortgage’s cross motion for partial summary judgment on the same issue as the partial summary judgment motion of Lehman Bank and Aurora Loan Services, and SecurityNational Mortgage filed a reply on May 18, 2015 to the response of Lehman Bank and Aurora Loan Services. The motions are under advisement.

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

(a)(3)           Exhibits
The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (3)

3.2	Amended Bylaws (5)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)

10.2	2003 Stock Option Plan (4)

10.3	2006 Director Stock Option Plan (7)

10.4	2013 Stock Option Plan (10)

10.5	2014 Director Stock Option Plan (12)

10.6	Deferred Compensation Plan (2)

10.7	Employment agreement with J. Lynn Beckstead, Jr. (6)

10.8	Employment agreement with Scott M. Quist

10.9	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (8)

10.10	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (9)

10.11	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (11)

21	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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
(7)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 1, 2007, relating to the Company’s Annual Meeting of Stockholders
(8)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(9)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2013
(10)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 5, 2013, relating to the Company’s Annual Meeting of Stockholders
(11)	Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014
(12)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company’s Annual Meeting of Stockholders

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 14, 2015	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)