Form 10-Q
period 2015-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2015-11-13
CIK 318673

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015, or

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

(801) 264-1060 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	12,481,039
Title of Class	Number of Shares Outstanding as of
November 13, 2015

Class C Common Stock, $2.00 par value	1,507,465
Title of Class	Number of Shares Outstanding as of
November 13, 2015

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Part I - Financial Information

Item 1.                Financial Statements.

Assets	September 30 2015	December 31 2014
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$133,357,324	$135,018,347
Equity securities, available for sale, at estimated fair value	7,208,726	6,752,750
Mortgage loans on real estate and construction loans, held for investment net of allowances for loan losses of $1,856,694 and $2,003,055 for 2015 and 2014	111,683,254	120,050,072
Real estate held for investment, net of accumulated depreciation of $11,819,249 and $10,875,419 for 2015 and 2014	112,661,696	111,411,351
Policy and other loans, net of allowances for doubtful accounts of $888,807 and $693,413 for 2015 and 2014	34,461,555	34,125,428
Short-term investments	19,980,369	27,059,495
Accrued investment income	2,496,538	2,483,253
Total investments	421,849,462	436,900,696
Cash and cash equivalents	71,895,929	30,855,320
Mortgage loans sold to investors	102,235,979	67,534,400
Receivables, net	17,332,863	14,544,093
Restricted assets	10,330,518	9,347,797
Cemetery perpetual care trust investments	2,776,516	2,645,423
Receivable from reinsurers	13,454,542	12,036,263
Cemetery land and improvements	10,819,136	10,848,085
Deferred policy and pre-need contract acquisition costs	56,978,862	50,307,503
Mortgage servicing rights, net	11,574,339	7,834,747
Property and equipment, net	10,256,086	11,307,714
Value of business acquired	9,041,840	8,547,627
Goodwill	2,765,570	2,765,570
Other	8,084,196	5,594,324

Total Assets	$749,395,838	$671,069,562

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30 2015	December 31 2014
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$514,497,225	$476,727,465
Unearned premium reserve	4,794,176	4,961,937
Bank and other loans payable	39,535,964	29,020,378
Deferred pre-need cemetery and mortuary contract revenues	12,919,510	13,242,143
Cemetery perpetual care obligation	3,466,190	3,406,718
Accounts payable	3,788,303	1,789,387
Other liabilities and accrued expenses	36,583,403	24,408,666
Income taxes	24,505,505	20,421,767
Total liabilities	640,090,276	573,978,461

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 12,481,039 shares in 2015 and 12,459,240 shares in 2014	24,962,078	24,918,480
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,507,465 shares in 2015 and 1,394,069 shares in 2014	3,014,930	2,788,138
Additional paid-in capital	26,720,371	25,931,119
Accumulated other comprehensive income, net of taxes	1,851,881	1,438,566
Retained earnings	54,705,809	44,101,252
Treasury stock at cost - 884,375 Class A shares in 2015 and 986,264 Class A shares in 2014	(1,949,507)	(2,086,454)

Total stockholders' equity	109,305,562	97,091,101

Total Liabilities and Stockholders' Equity	$749,395,838	$671,069,562

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues:
Insurance premiums and other considerations	$14,563,582	$13,804,510	$42,331,991	$40,268,943
Net investment income	8,432,414	8,191,962	24,845,931	20,541,749
Net mortuary and cemetery sales	2,811,329	2,490,280	8,701,417	8,768,224
Realized gains on investments and other assets	1,352,778	429,910	2,273,618	968,755
Other than temporary impairments on investments	(56,290)	(383,776)	(167,497)	(443,776)
Mortgage fee income	46,923,321	36,235,813	133,475,149	93,546,650
Other	1,467,552	957,093	4,124,324	2,540,253
Total revenues	75,494,686	61,725,792	215,584,933	166,190,798

Benefits and expenses:
Death benefits	7,584,209	6,641,923	23,628,492	20,400,042
Surrenders and other policy benefits	715,209	707,539	1,888,606	1,850,302
Increase in future policy benefits	4,620,413	5,278,079	12,840,591	14,492,604
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,338,084	1,854,041	3,683,437	4,750,976
Selling, general and administrative expenses:
Commissions	21,263,606	17,134,597	63,037,164	43,880,642
Personnel	15,768,614	13,141,100	45,333,563	36,497,666
Advertising	1,503,476	1,135,913	4,428,192	3,409,971
Rent and rent related	1,979,767	1,625,624	5,794,633	4,425,105
Depreciation on property and equipment	553,048	574,323	1,663,172	1,605,871
Provision for loan losses and loss reserve	1,754,781	1,063,451	4,673,991	2,006,876
Costs related to funding mortgage loans	2,352,611	1,932,627	6,947,976	5,141,946
Other	6,606,960	5,886,301	19,674,568	16,339,983
Interest expense	1,191,627	954,610	3,551,242	2,238,722
Cost of goods and services sold-mortuaries and cemeteries	467,881	418,524	1,414,570	1,419,868
Total benefits and expenses	67,700,286	58,348,652	198,560,197	158,460,574

Earnings before income taxes	7,794,400	3,377,140	17,024,736	7,730,224
Income tax expense	(2,904,615)	(1,239,318)	(6,418,969)	(2,829,491)

Net earnings	$4,889,785	$2,137,822	$10,605,767	$4,900,733

Net earnings per Class A Equivalent common share (1)	$0.37	$0.17	$0.81	$0.39

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.35	$0.17	$0.78	$0.38

Weighted-average Class A equivalent common share outstanding (1)	13,146,617	12,455,314	13,023,962	12,487,646

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	13,775,102	12,924,765	13,598,186	12,931,350

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net earnings	$4,889,785	$2,137,822	$10,605,767	$4,900,733
Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments	(859,581)	(429,209)	1,427,072	333,725
Net unrealized gains (losses) on available for sale securities	(619,641)	(235,888)	(1,013,757)	(75,822)
Other comprehensive income (loss)	(1,479,222)	(665,097)	413,315	257,903
Comprehensive income	$3,410,563	$1,472,725	$11,019,082	$5,158,636

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2013	$23,614,574	$2,660,382	$23,215,875	$1,218,396	$39,666,587	$(2,624,625)	$87,751,189

Net earnings	-	-	-	-	4,900,733	-	4,900,733
Other comprehensive income	-	-	-	257,903	-	-	257,903
Grant of stock options	-	-	237,398	-	-	-	237,398
Reverse stock split true up	-	30	-	-	(30)	-	-
Exercise of stock options	80,936	-	(22,864)	-	-	-	58,072
Sale of treasury stock	-	-	240,501	-	-	395,994	636,495
Stock Dividends	3,446	(1)	4,910	-	(8,355)	-	-
Conversion Class C to Class A	2,772	(2,771)	(2)	-	-	-	(1)
Balance at September 30, 2014	$23,701,728	$2,657,640	$23,675,818	$1,476,299	$44,558,935	$(2,228,631)	$93,841,789

Balance at December 31, 2014	$24,918,480	$2,788,138	$25,931,119	$1,438,566	$44,101,252	$(2,086,454)	$97,091,101

Net earnings	-	-	-	-	10,605,767	-	10,605,767
Other comprehensive income	-	-	-	413,315	-	-	413,315
Grant of stock options	-	-	299,986	-	-	-	299,986
Exercise of stock options	41,862	228,046	(1,208)	-	-	(244,009)	24,691
Sale of treasury stock	-	-	489,746	-	-	380,956	870,702
Stock Dividends	480	2	728	-	(1,210)	-	-
Conversion Class C to Class A	1,256	(1,256)	-	-	-	-	-
Balance at September 30, 2015	$24,962,078	$3,014,930	$26,720,371	$1,851,881	$54,705,809	$(1,949,507)	$109,305,562

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2015	2014
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(3,677,377)	$36,391,145

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(8,866,792)	(1,089,843)
Calls and maturities - fixed maturity securities	10,500,608	8,930,341
Securities available for sale:
Purchase - equity securities	(3,457,180)	(4,859,850)
Sales - equity securities	1,823,404	2,679,292
Purchase of short-term investments	(31,768,007)	(15,166,706)
Sales of short-term investments	38,731,918	2,278,147
Purchases of restricted assets	(1,027,533)	(2,818,985)
Changes in assets for perpetual care trusts	(217,025)	(173,172)
Amount received for perpetual care trusts	59,472	97,207
Mortgage, policy, and other loans made	(272,667,236)	(212,307,189)
Payments received for mortgage, policy and other loans	278,315,445	177,332,341
Purchase of property and equipment	(2,286,053)	(1,093,783)
Sale of property and equipment	2,899,322	-
Purchase of real estate	(11,652,845)	(10,484,664)
Sale of real estate	11,194,483	3,491,378
Cash received from reinsurance	24,020,215	13,553,864
Cash paid for purchase of subsidiaries, net of cash acquired	-	(3,000,000)
Net cash provided by (used in) investing activities	35,602,196	(42,631,622)

Cash flows from financing activities:
Annuity contract receipts	7,793,428	7,735,783
Annuity contract withdrawals	(9,249,285)	(11,079,789)
Proceeds from stock options exercised	24,691	58,072
Repayment of bank loans on notes and contracts	(1,583,942)	(1,772,665)
Proceeds from borrowing on bank loans	12,130,898	5,646,518
Net cash provided by financing activities	9,115,790	587,919

Net change in cash and cash equivalents	41,040,609	(5,652,558)

Cash and cash equivalents at beginning of period	30,855,320	38,203,164

Cash and cash equivalents at end of period	$71,895,929	$32,550,606

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$2,659,985	$886,576

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

1)        Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

2)        Recent Accounting Pronouncements

Accounting Standards Update ("ASU") No. 2014-11: "Transfers and Servicing - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860)" – Issued in June 2014, ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The new authoritative guidance is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. This new guidance has not and will not have a significant impact on the Company's results of operations or financial position.

ASU No. 2014-09: "Revenue from Contracts with Customers (Topic 606)" - Issued in May 2014, ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts are excluded from the scope of this new guidance. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is in the process of evaluating the potential impact of this standard, which is not expected to be material to the Company's results of operations or financial position.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company's results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)        Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of September 30, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,860,138	$340,699	$-	$2,200,837
Obligations of states and political subdivisions	1,808,183	220,697	(2,624)	2,026,256
Corporate securities including public utilities	126,024,969	11,952,326	(3,505,213)	134,472,082
Mortgage-backed securities	3,052,011	241,761	(6,855)	3,286,917
Redeemable preferred stock	612,023	27,529	-	639,552
Total fixed maturity securities held to maturity	$133,357,324	$12,783,012	$(3,514,692)	$142,625,644

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)        Investments (Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,012,605	$88,504	$(1,892,383)	$7,208,726

Total equity securities available for sale at estimated fair value	$9,012,605	$88,504	$(1,892,383)	$7,208,726

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$48,076,245
Residential construction	28,862,660
Commercial	36,601,043
Less: Allowance for loan losses	(1,856,694)
Total mortgage loans on real estate and construction loans held for investment	$111,683,254

Real estate held for investment - net of depreciation	$112,661,696

Policy and other loans at amortized cost:
Policy loans	$7,038,768
Other loans	28,311,594
Less: Allowance for doubtful accounts	(888,807)

Total policy and other loans at amortized cost	$34,461,555

Short-term investments at amortized cost	$19,980,369

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)  Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at September 30, 2015 and December 31, 2014. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At September 30, 2015
Obligations of states and political subdivisions	$-	0	$2,624	1	$2,624
Corporate securities including public utilities	2,798,201	74	707,012	12	3,505,213
Mortgage-backed securities	6,855	2	-	0	6,855
Total unrealized losses	$2,805,056	76	$709,636	13	$3,514,692
Fair Value	$23,917,114		$2,327,984		$26,245,098

At December 31, 2014
Obligations of states and political subdivisions	$-	0	$5,278	1	$5,278
Corporate securities including public utilities	548,310	21	432,047	11	980,357
Mortgage-backed securities	3,966	1	7,928	1	11,894
Total unrealized losses	$552,276	22	$445,253	13	$997,529
Fair Value	$7,081,352		$2,777,587		$9,858,939

As of September 30, 2015, the average market value of the related fixed maturities was 88.2% of amortized cost and the average market value was 90.8% of amortized cost as of December 31, 2014. During the three months ended September 30, 2015 and 2014 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 and $30,000, respectively, and for the nine months ended September 30, 2015 and 2014 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $90,000 and $90,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)  Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at September 30, 2015 and December 31, 2014. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At September 30, 2015
Industrial, miscellaneous and all other	$973,583	273	$918,800	66	$1,892,383
Total unrealized losses	$973,583	273	$918,800	66	$1,892,383
Fair Value	$4,723,167		$802,547		$5,525,714

At December 31, 2014
Industrial, miscellaneous and all other	$327,389	138	$492,744	27	$820,133
Total unrealized losses	$327,389	138	$492,744	27	$820,133
Fair Value	$2,162,425		$676,706		$2,839,131

As of September 30, 2015, the average market value of the equity securities available for sale was 74.5% of the original investment and the average market value was 77.6% of the original investment as of December 31, 2014. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the three months ended September 30, 2015 and 2014, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $26,290 and $-0-, respectively, and for the nine months ended September 30, 2015 and 2014, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $77,497 and $-0-, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)  Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2015	$749,780	$753,840
Due in 2016 through 2019	30,426,998	33,178,552
Due in 2020 through 2024	28,926,814	30,445,969
Due after 2024	69,589,698	74,320,814
Mortgage-backed securities	3,052,011	3,286,917
Redeemable preferred stock	612,023	639,552
Total held to maturity	$133,357,324	$142,625,644

The amortized cost and estimated fair value of available for sale securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Cost	Estimated Fair Value
Available for Sale:
Common stock	$9,012,605	$7,208,726
Total available for sale	$9,012,605	$7,208,726

The Company's realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Fixed maturity securities held to maturity:
Gross realized gains	$15,279	$211,403	$374,337	$258,951
Gross realized losses	(22,796)	(66,459)	(82,166)	(68,742)
Other than temporary impairments	(30,000)	(30,000)	(90,000)	(90,000)

Securities available for sale:
Gross realized gains	35,009	77,386	165,018	214,303
Gross realized losses	(2,521)	(27,651)	(3,536)	(38,918)
Other than temporary impairments	(26,290)	-	(77,497)	-

Other assets:
Gross realized gains	1,731,939	352,151	2,187,271	720,082
Gross realized losses	(404,132)	(116,920)	(367,306)	(116,921)
Other than temporary impairments	-	(353,776)	-	(353,776)
Total	$1,296,488	$46,134	$2,106,121	$524,979

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)  Investments (Continued)

The net carrying amount of held to maturity securities sold was $2,543,312 and $1,599,184 for the nine months ended September 30, 2015 and 2014, respectively.  The net realized gain related to these sales was $330,373 and $18,051 for the nine months ended September 30, 2015 and 2014, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at September 30, 2015, other than investments issued or guaranteed by the United States Government.
Major categories of net investment income are as follows:
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Fixed maturity securities	$2,014,014	$2,036,407	$6,139,698	$6,212,852
Equity securities	61,238	73,110	175,954	163,109
Mortgage loans on real estate	1,754,852	2,216,711	5,396,016	5,605,882
Real estate	2,320,242	2,125,374	6,674,594	6,416,939
Policy loans	219,916	195,138	597,101	574,393
Short-term investments, principally gains on sale of mortgage loans and other	4,777,404	3,831,378	13,741,796	8,512,479
Gross investment income	11,147,666	10,478,118	32,725,159	27,485,654
Investment expenses	(2,715,252)	(2,286,156)	(7,879,228)	(6,943,905)
Net investment income	$8,432,414	$8,191,962	$24,845,931	$20,541,749
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $119,963 and $96,370 for the three months ended September 30, 2015 and 2014, respectively, and $306,449 and $268,729 for the nine months ended September 30, 2015 and 2014, respectively.
Net investment income on real estate consists primarily of rental revenue.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit for regulatory authorities as required by law amounted to $9,065,847 at September 30, 2015 and $8,886,001 at December 31, 2014. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2015, the Company had 44%, 17%, 12%, 9%, and 5% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, and Oregon, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,856,694 and $2,003,055 at September 30, 2015 and December 31, 2014, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)  Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2015
Allowance for credit losses:
Beginning balance - January 1, 2015	$187,129	$1,715,812	$100,114	$2,003,055
Charge-offs	-	-	-	-
Provision	-	(146,361)	-	(146,361)
Ending balance -September 30, 2015	$187,129	$1,569,451	$100,114	$1,856,694

Ending balance: individually evaluated for impairment	$-	$198,818	$-	$198,818

Ending balance: collectively evaluated for impairment	$187,129	$1,370,634	$100,114	$1,657,877

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$36,601,043	$48,076,245	$28,862,660	$113,539,948

Ending balance: individually evaluated for impairment	$-	$2,989,318	$-	$2,989,318

Ending balance: collectively evaluated for impairment	$36,601,043	$45,086,928	$28,862,660	$110,550,631

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2014
Allowance for credit losses:
Beginning balance - January 1, 2014	$187,129	$1,364,847	$100,114	$1,652,090
Charge-offs	-	(38,444)	-	(38,444)
Provision	-	389,409	-	389,409
Ending balance - December 31, 2014	$187,129	$1,715,812	$100,114	$2,003,055

Ending balance: individually evaluated for impairment	$-	$153,446	$-	$153,446

Ending balance: collectively evaluated for impairment	$187,129	$1,562,366	$100,114	$1,849,609

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$35,388,756	$53,592,433	$33,071,938	$122,053,127

Ending balance: individually evaluated for impairment	$-	$1,556,182	$414,499	$1,970,681

Ending balance: collectively evaluated for impairment	$35,388,756	$52,036,251	$32,657,439	$120,082,446

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)  Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
September 30, 2015
Commercial	$-	$-	$-	$-	$-	$36,601,043	$36,601,043	$(187,129)	$36,413,914
Residential	1,183,084	960,999	2,207,683	2,989,318	7,341,084	40,735,161	48,076,245	(1,569,451)	46,506,794
Residential Construction	-	-	64,895	-	64,895	28,797,765	28,862,660	(100,114)	28,762,546

Total	$1,183,084	$960,999	$2,272,578	$2,989,318	$7,405,979	$106,133,969	$113,539,948	$(1,856,694)	$111,683,254

December 31, 2014
Commercial	$-	$-	$-	$-	$-	$35,388,756	$35,388,756	$(187,129)	$35,201,627
Residential	1,631,142	1,174,516	5,464,901	1,556,182	9,826,741	43,765,692	53,592,433	(1,715,812)	51,876,621
Residential Construction	-	-	64,895	414,499	479,394	32,592,544	33,071,938	(100,114)	32,971,824

Total	$1,631,142	$1,174,516	$5,529,796	$1,970,681	$10,306,135	$111,746,992	$122,053,127	$(2,003,055)	$120,050,072
(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2015
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,989,318	2,989,318	198,818	2,989,318	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	2,989,318	2,989,318	198,818	2,989,318	-
Residential construction	-	-	-	-	-

December 31, 2014
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	414,499	414,499	-	414,499	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	414,499	414,499	-	414,499	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

3)  Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company's mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company's performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

Performing	$36,601,043	$35,388,756	$42,879,244	$46,571,350	$28,797,765	$32,592,544	$108,278,052	$114,552,650
Nonperforming	-	-	5,197,001	7,021,083	64,895	479,394	5,261,896	7,500,477

Total	$36,601,043	$35,388,756	$48,076,245	$53,592,433	$28,862,660	$33,071,938	$113,539,948	$122,053,127

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company's policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $571,000 and $535,000 as of September 30, 2015 and December 31, 2014, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of September 30 2015	As of December 31 2014
Residential	$5,197,001	$7,021,083
Residential construction	64,895	479,394
Total	$5,261,896	$7,500,477

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
September 30, 2015 (Unaudited)

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30 2015	As of December 31 2014
Balance, beginning of period	$1,718,150	$5,506,532
Provisions for losses	4,673,991	3,053,403
Charge-offs	(640,990)	(6,841,785)
Balance, end of period	$5,751,151	$1,718,150

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

4)        Stock-Based Compensation

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $88,510 and $108,872 has been recognized for these plans for the three months ended September 30, 2015 and 2014, respectively, and $299,986 and $237,398 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the total unrecognized compensation expense related to the options issued in December 2014 was $61,645, which is expected to be recognized over the vesting period of one year. At the Annual Meeting of Stockholders of the Company, held on July 1, 2015, the Company's stockholders approved an amendment to the Company's "2013 Plan" to authorize an additional 450,000 shares of Class A common stock to be available for issuance under the plan, of which up to 200,000 shares of Class A common shares may be issued as up to 200,000 shares of Class C common stock.

The Company generally estimates the expected life of the options based upon the contractual term of the options adjusted for actual experience. Future volatility is estimated based upon the a weighted historical volatility of the Company's Class A common stock and three peer company stocks over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

4)        Stock Based Compensation (Continued)

A summary of the status of the Company's stock incentive plans as of September 30, 2015, and the changes during the nine months ended September 30, 2015, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	512,795	$3.20	691,591	$2.00
Granted	-		-
Exercised	(23,820)	1.85	(114,023)	2.14
Cancelled	(8,846)	2.31	-
Outstanding at September 30, 2015	480,129	$3.28	577,568	$2.62

As of September 30, 2015:
Options exercisable	447,571	$3.17	550,693	$2.51

As of September 30, 2015:
Available options for future grant	561,649		155,000

Weighted average contractual term of options outstanding at September 30, 2015	7.15 years		2.43 years

Weighted average contractual term of options exercisable at September 30, 2015	7.00 years		2.35 years

Aggregated intrinsic value of options outstanding at September 30, 2015 (1)	$1,646,768		$2,363,921

Aggregated intrinsic value of options exercisable at September 30, 2015 (1)	$1,583,605		$2,312,190

(1) The Company used a stock price of $6.71 as of September 30, 2015 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

4)  Stock Based Compensation (Continued)

A summary of the status of the Company's stock incentive plans as of September 30, 2014, and the changes during the nine months ended September 30, 2014, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	405,133	$2.41	508,656	$2.00
Granted	52,000	4.29	50,000	4.72
Exercised	(40,468)	1.66	-
Cancelled	(8,201)	2.29	-
Outstanding at September 30, 2014	408,464	$2.75	558,656	$2.25

As of September 30, 2014:
Options exercisable	334,869	$2.40	495,532	$1.92

As of September 30, 2014:
Available options for future grant	412,480		55,000

Weighted average contractual term of options outstanding at September 30, 2014	7.01 years		2.57 years

Weighted average contractual term of options exercisable at September 30, 2014	6.45 years		1.80 years

Aggregated intrinsic value of options outstanding at September 30, 2014 (1)	$913,166		$1,524,902

Aggregated intrinsic value of options exercisable at September 30, 2014 (1)	$869,804		$1,512,402

(1) The Company used a stock price of $4.97 as of September 30, 2014 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months ended September 30, 2015 and 2014 was $532,418 and $133,141, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

5)        Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Numerator:
Net earnings	$4,889,785	$2,137,822	$10,605,767	$4,900,733
Denominator:
Basic weighted-average shares outstanding	13,146,617	12,455,314	13,023,962	12,487,646
Effect of dilutive securities:
Employee stock options	628,485	469,451	574,224	443,704

Diluted weighted-average shares outstanding	13,775,102	12,924,765	13,598,186	12,931,350

Basic net earnings per share	$0.37	$0.17	$0.81	$0.39

Diluted net earnings per share	$0.35	$0.17	$0.78	$0.38

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three and nine months ended September 30, 2015 and 2014, there were -0- and 56,912 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

6)        Business Segments

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company's life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company's independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company's cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company's mortgage segment consists of loan fee income and expenses from the originations of residential and commercial mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

6)        Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Eliminations	Consolidated
For the Three Months Ended
September 30, 2015
Revenues from external customers	$23,148,090	$3,123,168	$49,223,428	$-	$75,494,686
Intersegment revenues	3,206,703	292,445	76,159	(3,575,307)	-
Segment profit before income taxes	3,655,998	250,111	3,888,291	-	7,794,400

For the Three Months Ended
September 30, 2014
Revenues from external customers	$21,552,754	$2,707,908	$37,465,130	$-	$61,725,792
Intersegment revenues	2,407,685	331,415	166,043	(2,905,143)	-
Segment profit before income taxes	1,986,732	(119,548)	1,509,956	-	3,377,140

For the Nine Months Ended
September 30, 2015
Revenues from external customers	$65,610,558	$9,436,496	$140,537,879	$-	$215,584,933
Intersegment revenues	8,884,390	910,016	256,950	(10,051,356)	-
Segment profit before income taxes	7,175,036	811,261	9,038,439	-	17,024,736

Identifiable Assets	709,683,255	100,760,704	71,954,237	(133,002,358)	749,395,838
Goodwill	2,765,570	-	-	-	2,765,570

For the Nine Months Ended
September 30, 2014
Revenues from external customers	$59,836,068	$9,283,357	$97,071,373	$-	$166,190,798
Intersegment revenues	6,825,600	1,002,027	561,438	(8,389,065)	-
Segment profit before income taxes	4,833,627	232,141	2,664,456	-	7,730,224

Identifiable Assets	646,540,190	106,836,565	56,961,903	(149,825,928)	660,512,730
Goodwill	2,765,570	285,191	-	-	3,050,761

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

The items shown under Level 3 are valued as follows:

Policyholder Account Balances and Future Policy Benefits-Annuities:  Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5%. The fair values for the Company's liabilities under investment-type insurance contracts (disclosed as policyholder account balances and future policy benefits – annuities) are estimated based on the contracts' cash surrender values.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

Interest Rate Lock Commitments: The Company's mortgage banking activities enters into interest rate lock commitments with potential borrowers and forward commitments to sell loans to third-party investors. The Company also implements a hedging strategy for these transactions. A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment. Mortgage loan commitments are defined to be derivatives under generally accepted accounting principles and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

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

Real Estate Held for Investment: The Company believes that in an orderly market, fair value will approximate the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company's intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for future estimated policy claims. Accordingly, the fair value determination will be weighted more heavily toward the rental analysis.

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

Mortgage Servicing Rights: The Company initially recognizes MSRs at their estimated fair values derived from the net cash flows associated with the servicing contracts, where the Company assumes the obligation to service the loan in the sale transaction. The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company's earnings.

The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial term of 30 years and MSRs backed by mortgage loans with initial term of 15 years. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. MSR amortization is determined by amortizing the balance straight-line over an estimated nine year life.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

The Company periodically assesses MSRs for impairment. Impairment occurs when the current fair value of the MSR falls below the asset's carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance.

Management periodically reviews the various loan strata to determine whether the value of the MSRs in a given stratum is impaired and likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$7,208,726	$7,208,726	$-	$-
Total securities available for sale	$7,208,726	$7,208,726	$-	$-

Restricted assets of cemeteries and mortuaries	$670,390	$670,390	$-	$-
Cemetery perpetual care trust investments	609,303	609,303	-	-
Derivatives - interest rate lock commitments	4,756,170	-	-	4,756,170
Total assets accounted for at fair value on a recurring basis	$13,244,589	$8,488,419	$-	$4,756,170

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,915,543)	$-	$-	$(50,915,543)
Future policy benefits - annuities	(63,289,669)	-	-	(63,289,669)
Derivatives - call options	(6,715)	(6,715)	-	-
- put options	(103,684)	(103,684)	-	-
- interest rate lock commitments	(518,227)	-	-	(518,227)
Total liabilities accounted for at fair value on a recurring basis	$(114,833,838)	$(110,399)	$-	$(114,723,439)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2014	$(45,310,699)	$(65,540,985)	$1,929,851	$(31,370)

Total gains (losses):

Included in earnings	(5,604,844)	2,251,316	-	-

Included in other comprehensive income	-	-	2,308,092	31,370

Balance - September 30, 2015	$(50,915,543)	$(63,289,669)	$4,237,943	$-

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2015.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$4,674,218	-	-	$4,674,218
Mortgage loans on real estate	320,000	-	-	320,000
Total assets accounted for at fair value on a nonrecurring basis	$4,994,218	$-	$-	$4,994,218

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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
September 30, 2015 (Unaudited)

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2015 and December 31, 2014. The estimated fair value amounts for September 30, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Condensed Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2015:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$46,506,794	$-	$-	$49,579,568	$49,579,568
Residential construction	28,762,546	-	-	28,762,546	28,762,546
Commercial	36,413,914	-	-	38,062,674	38,062,674
Mortgage loans, net	$111,683,254	$-	$-	$116,404,788	$116,404,788
Policy loans	7,038,768	-	-	7,038,768	7,038,768
Other loans	27,422,787	-	-	27,422,787	27,422,787
Short-term investments	19,980,369	-	-	19,980,369	19,980,369

Liabilities
Bank and other loans payable	$(39,535,964)	$-	$-	$(39,535,964)	$(39,535,964)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:

Mortgage Loans on Real Estate: The estimated fair value of the Company's mortgage loans is determined using various methods. The Company's mortgage loans are grouped into three categories: Residential, Residential Construction and Commercial. When estimating the expected future cash flows, it is assumed that all loans will be held to maturity, and any loans that are non-performing are evaluated individually for impairment.

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
September 30, 2015 (Unaudited)

8)  Allowance for Doubtful Accounts, Allowance for Loan Losses and Impaired Loans

The Company records an allowance and recognizes an expense for potential losses from mortgage loans, other loans and receivables in accordance with generally accepted accounting principles.

Receivables are the result of cemetery and mortuary operations, mortgage loan operations and life insurance operations. The allowance is based upon the Company's historical experience for collectively evaluated impairment. Other allowances are based upon receivables individually evaluated for impairment. Collectability of the cemetery and mortuary receivables is significantly influenced by current economic conditions. The critical issues that impact recovery of mortgage loan operations are interest rate risk, loan underwriting, new regulations and the overall economy.

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 3 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as other real estate owned held for investment or sale. The Company will rent the properties until it is deemed desirable to sell them.

The allowance for losses on mortgage loans held for investment could change based on changes in the value of the underlying collateral, the performance status of the loans, or the Company's actual collection experience. The actual losses could change, in the near term, from the established allowance, based upon the occurrence or non-occurrence of these events.

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
September 30, 2015 (Unaudited)

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

The Company has adopted a strategy of selling "out of the money" call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company has adopted the selling of put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call and put options is adjusted to fair value at each reporting date. The fair value of outstanding call and put options as of September 30, 2015 and December 31, 2014 was $110,399 and $127,903, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option.

The following table shows the fair value of derivatives as of September 30, 2015 and December 31, 2014.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest rate lock and forward sales commitments	other assets	$4,756,170	other assets	$2,111,529	Other liabilities	$518,227	Other liabilities	$181,678

Call options	--	--	--	--	Other liabilities	6,715	Other liabilities	116,036

Put options	--	--	--	--	Other liabilities	103,684	Other liabilities	11,867

Interest rate swaps	--	--	--	--	Bank loans payable	-	Bank loans payable	31,370

Total		$4,756,170		$2,111,529		$628,626		$340,951

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended September 30		Nine Months Ended September 30
Derivative - Cash Flow Hedging Relationships:	2015	2014	2015	2014
Interest Rate Lock Commitments	$(1,431,809)	$(713,276)	$2,308,092	$525,136
Interest Rate Swaps	22,659	9,655	31,370	21,955
Sub Total	(1,409,150)	(703,621)	2,339,462	547,091
Tax Effect	(549,569)	(274,412)	912,390	213,366
Total	$(859,581)	$(429,209)	$1,427,072	$333,725

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

10)        Reinsurance, Commitments and Contingencies

Reinsurance

Reinsurance Agreement with North America Life Insurance Company

On May 8, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a paid-up business offer under the coinsurance agreement effective December 1, 2010 to reinsure certain life insurance policies from North America Life Insurance Company ("North America Life"). Pursuant to the paid-up business offer, North America Life ceded and transferred to Security National Life all contractual obligations and risks under the coinsured policies. Security National Life paid a ceding commission to North America Life in the amount of $281,908. As a result of the ceding commission, North America Life transferred $8,900,282 of cash and $9,182,190 in statutory reserves, or liabilities, to Security National Life.

Reinsurance Agreement with American Republic Insurance Company

On February 11, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a coinsurance agreement to reinsure certain life insurance policies from American Republic Insurance Company ("American Republic").  The policies were previously reinsured by North America Life under a coinsurance agreement between World Insurance Company ("World Insurance") and North America Life entered into on July 22, 2009 which was commuted.  World Insurance was subsequently purchased by and merged into American Republic.  The current coinsurance agreement is between Security National Life and American Republic and became effective on January 1, 2015.  As part of the coinsurance agreement, American Republic transferred all contractual obligations and risks to Security National Life and Security National Life took control of $15,004,771 of assets in a trust account held by Texas Capital Bank as the trustee.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2015 and 2014 were $1,755,000 and $1,063,000, respectively, and for the nine months ended September 30, 2015 and 2014 were $4,674,000 and $2,007,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2015 and December 31, 2014, the balances were $5,751,000 and $1,718,000, respectively.

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
September 30, 2015 (Unaudited)

10)        Reinsurance, Commitments and Contingencies (Continued)

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $5,751,000 as of September 30, 2015 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

JP Morgan Chase Indemnification Demand

The Company and its wholly owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. ("JP Morgan Chase") on behalf of EMC Mortgage, LLC ("EMC Mortgage"), relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced a guaranty agreement, dated February 23, 2006, by the Company for the benefit of EMC Mortgage.  The indemnification notice additionally stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the "Trust"), which was filed on September 13, 2011 in the Delaware Court of Chancery.

The lawsuit the Trust brought against EMC Mortgage contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust (including the 21 loans allegedly originated by SecurityNational Mortgage) contained breaches of representations and warranties with respect to the mortgage loans, as well as defaults and foreclosures in many of such loans.  As a result of the alleged breaches of representations and warranties by EMC Mortgage, the complaint requests that EMC Mortgage be ordered to repurchase from the Trust any loans for which it breached its representations and warranties, in the amount of the mortgage loans' outstanding principal balance and all accrued but unpaid interest.

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
September 30, 2015 (Unaudited)

10)  Reinsurance, Commitments and Contingencies (Continued)

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of September 30, 2015, the Company's commitments were $48,354,000 for these loans of which $28,863,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of September 30, 2015). Maturities range between six and twelve months.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

11)      Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of September 30 2015	As of December 31 2014
Amortized cost:
Balance before valuation allowance at beginning of year	$7,834,747	$4,844,101
MSRs proceeds from loan sales	4,674,218	3,741,381
Amortization	(934,626)	(750,735)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$11,574,339	$7,834,747

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$11,574,339	$7,834,747

Estimated fair value of MSRs at end of period	$12,093,178	$8,485,570

The Company reports these MSRs pursuant to the accounting policy discussed in Note 7.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

12)        Acquisitions

Acquisition of American Funeral Financial

On June 4, 2014, the Company, through its wholly owned subsidiary, SNFC Subsidiary, LLC ("SNFC Subsidiary"), completed a purchase transaction with American Funeral Financial, LLC, a South Carolina limited liability company ("American Funeral Financial") and Hypershop, LLC, a North Carolina  limited liability  company ("Hypershop"), the sole owner of all the limited liability company interests of American Funeral Financial, to purchase all of the outstanding limited liability company interests, or membership units, of American Funeral Financial.  American Funeral Financial is engaged in the operation of a factoring business with the principal purpose of providing funding for funeral homes and mortuaries.

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of American Funeral Financial had occurred at the beginning of the nine month periods ended September 30, 2015 and 2014. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended September 30 (unaudited)		For the Nine Months Ended September 30 (unaudited)
	2015	2014	2015	2014
Total revenues	$75,494,686	$61,725,792	$215,584,933	$168,522,777
Net earnings	$4,889,785	$2,137,822	$10,605,767	$5,142,490
Net earnings per Class A equivalent common share	$0.37	$0.17	$0.81	$0.41

Net earnings per Class A equivalent common share assuming dilution	$0.35	$0.17	$0.78	$0.40

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Insurance Operations

The Company's insurance business includes funeral plans, interest sensitive life insurance, as well as other traditional life and accident insurance, and health insurance products.  The Company places specific marketing emphasis on funeral plans through pre-need planning.

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $25,000.  The Company believes that funeral plans represent a marketing niche that has less competition because most insurance companies do not offer similar coverage.  The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of the person's death.  On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policy holder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

The following table shows the condensed financial results of the insurance operations for the three and nine months ended September 30, 2015 and 2014.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2015	2014	% Increase (Decrease)	2015	2014	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$14,564	$13,805	5%	$42,332	$40,269	5%
Net investment income	6,127	6,600	(7%)	18,617	16,879	10%
Income from loan originations	700	1,060	(34%)	1,813	2,117	(14%)
Other	1,757	88	1897%	2,849	571	399%
Total	$23,148	$21,553	7%	$65,611	$59,836	10%
Intersegment revenue	$3,206	$2,408	33%	$8,884	$6,826	30%
Earnings before income taxes	$3,656	$1,987	84%	$7,175	$4,834	48%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three and nine months ended September 30, 2015 has increased due to an increase in net investment income, an increase in realized gains on investments and other assets, and an increase in insurance premiums.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and nine months ended September 30, 2015 and 2014. See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2015	2014	% Increase (Decrease)	2015	2014	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,169	$1,179	(1%)	$3,523	$3,840	(8%)
Cemetery revenues	1,769	1,427	24%	5,550	5,310	5%
Other	185	102	81%	363	133	173%
Total	$3,123	$2,708	15%	$9,436	$9,283	2%
Earnings (loss) before income taxes	$250	$(120)	308%	$811	$232	250%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $183,000 and $229,000 for the three months ended September 30, 2015 and 2014, respectively, and $634,000 and $721,000 for the nine months ended September 30, 2015 and 2014, respectively.

Mortgage Operations

Overview

The Company's wholly owned subsidiaries, SecurityNational Mortgage Company and Green Street Mortgage Services, Inc., are mortgage lenders incorporated under the laws of the State of Utah, and are approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage and Green Street obtain loans from their retail offices and independent brokers. Mortgage loans originated by the Company's mortgage subsidiaries are funded from internal cash flows, including loan purchase agreements from Security National Life, its wholly owned subsidiary, and unaffiliated financial institutions.

SecurityNational Mortgage and Green Street Mortgage receive fees from the borrowers and secondary fees from third party investors that purchase their loans. Loans originated by SecurityNational Mortgage and Green Street Mortgage are generally sold with mortgage servicing rights released to third party investors. Since the second quarter of 2012, however, SecurityNational Mortgage has sold but retained mortgage servicing rights on approximately 30% of its loan origination volume. The majority of these loans are serviced by an approved third party sub-servicer. In February 2015, Green Street Mortgage made the decision to cease mortgage operations as of March 31, 2015.

On August 14, 2015 SecurityNational Mortgage Company entered into a new mortgage warehouse agreement with Texas Capital Bank. The warehouse agreement provides a $30,000,000 warehouse line of credit for the purpose of funding mortgage loans. SecurityNational Mortgage Company is listed as Seller and Security National Financial Corporation as guarantor. The warehouse agreement expires on August 14, 2016 if not renewed beforehand. As of September 30, 2015 SecurityNational Mortgage Company had 20 loans for $8,012,555 outstanding on the Texas Capital Bank warehouse line.

For the nine months ended September 30, 2015 and 2014, SecurityNational Mortgage originated and sold 11,689 loans ($2,192,849,000 total volume) and 7,981 loans ($1,498,053,000 total volume), respectively. For the nine months ended September 30, 2015 and 2014, Green Street Mortgage originated and sold 79 loans ($17,949,000 total volume) and 17 loans ($3,946,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2015 and 2014.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2015	2014	% Increase (Decrease)	2015	2014	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$38,784	$31,060	25%	$115,374	$81,517	42%
Secondary gains from investors	10,440	6,405	63%	25,164	15,554	62%
Total	$49,224	$37,465	31%	$140,538	$97,071	45%
Earnings before income taxes	$3,888	$1,509	158%	$9,038	$2,664	239%

The increase in earnings for the three and nine months ended September 30, 2015 was due to higher secondary gains on mortgage loans sold to investors and an increase in loan origination volume.

Mortgage Loan Loss Settlements
The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2015 and 2014 were $1,755,000 and $1,063,000, respectively, and for the nine months ended September 30, 2015 and 2014 were $4,674,000 and $2,007,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2015 and December 31, 2014, the balances were $5,751,000 and $1,718,000, respectively.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $5,751,000 as of September 30, 2015 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan losses, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

JP Morgan Chase Indemnification Demand

The Company and its wholly owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. ("JP Morgan Chase") on behalf of EMC Mortgage, LLC ("EMC Mortgage"), relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced a guaranty agreement, dated February 23, 2006, by the Company for the benefit of EMC Mortgage.  The indemnification notice additionally stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the "Trust"), which was filed on September 13, 2011 in the Delaware Court of Chancery.

The lawsuit the Trust brought against EMC Mortgage contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust (including the 21 loans allegedly originated by SecurityNational Mortgage) contained breaches of representations and warranties with respect to the mortgage loans, as well as defaults and foreclosures in many of such loans.  As a result of the alleged breaches of representations and warranties by EMC Mortgage, the complaint requests that EMC Mortgage be ordered to repurchase from the Trust any loans for which it breached its representations and warranties, in the amount of the mortgage loans' outstanding principal balance and all accrued but unpaid interest.

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

Consolidation

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Total revenues increased by $13,769,000, or 22.3%, to $75,495,000 for the three months ended September 30, 2015, from $61,726,000 for the comparable period in 2014. Contributing to this increase in total revenues was a $10,688,000 increase in mortgage fee income, a $923,000 increase in realized gains on investments and other assets, a $759,000 increase in insurance premiums and other considerations, a $511,000 increase in other revenues, a $327,000 decrease in other than temporary impairments on investments, a $321,000 increase in net mortuary and cemetery sales, and a $240,000 increase in net investment income.

Insurance premiums and other considerations increased by $759,000, or 5.5%, to $14,564,000 for the three months ended September 30, 2015, from $13,805,000 for the comparable period in 2014. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $240,000, or 2.9%, to $8,432,000 for the three months ended September 30, 2015, from $8,192,000 for the comparable period in 2014. This increase was primarily attributable to a $946,000 increase in short-term investment income, a $195,000 increase in rental income from real estate owned, and a $24,000 increase in policy loan income. This increase was partially offset by a $462,000 decrease in mortgage loan interest, a $429,000 increase in investment expenses, a $22,000 decrease in fixed maturity securities income, and a $12,000 decrease in equity securities income.

Net mortuary and cemetery sales increased by $321,000, or 12.9%, to $2,811,000 for the three months ended September 30, 2015, from $2,490,000 for the comparable period in 2014. This increase was primarily due to an increase in at-need sales and pre-need sales in the cemetery operations.

Realized gains on investments and other assets increased by $923,000, or 214.7%, to $1,353,000 in realized gains for the three months ended September 30, 2015, from $430,000 in realized gains for the comparable period in 2014. This increase in realized gains on investments and other assets was the result of a $1,093,000 increase in realized gains on other assets primarily due to the sale of an office building. This increase was partially offset by a $152,000 decrease in realized gains on fixed maturity securities and by a $17,000 decrease in realized gains on securities available for sale.

Mortgage fee income increased by $10,688,000, or 29.5%, to $46,923,000 for the three months ended September 30, 2015, from $36,235,000 for the comparable period in 2014. This increase was primarily attributable to higher mortgage loan production volume and higher average revenues per mortgage loan as SecurityNational Mortgage increased both the overall number and the overall dollar volume of its mortgage loans during the third quarter of 2015.

Other revenues increased by $511,000, or 53.3%, to $1,468,000 for the three months ended September 30, 2015, from $957,000 for the comparable period in 2014. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $67,700,000, or 89.7% of total revenues, for the three months ended September 30, 2015, as compared to $58,349,000, or 94.5% of total revenues, for the comparable period in 2014.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $292,000 or 2.3%, to $12,920,000 for the three months ended September 30, 2015, from $12,628,000 for the comparable period in 2014. This increase was primarily the result of a $942,000 increase in death benefits, and an $8,000 increase in surrender and other policy benefits. This increase was partially offset by a $658,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $516,000, or 27.8%, to $1,338,000 for the three months ended September 30, 2015, from $1,854,000 for the comparable period in 2014. This decrease was primarily due to improved persistency in the payment of premiums in the traditional life business.

Selling, general and administrative expenses increased by $9,289,000, or 21.9%, to $51,783,000 for the three months ended September 30, 2015, from $42,494,000 for the comparable period in 2014. This increase was primarily the result of an increase in mortgage loan originations by SecurityNational Mortgage for the three months ended September 30, 2015. Commissions increased by $4,129,000, personnel expenses increased by $2,628,000, other expenses increased by $720,000, provision for loan losses and loan loss reserve increased by $691,000, costs related to funding mortgage loans increased by $420,000, advertising increased by $368,000, and rent and rent related expenses increased by $354,000. This increase was partially offset by a decrease of $21,000 in depreciation on property and equipment.

Interest expense increased by $237,000, or 24.8%, to $1,192,000 for the three months ended September 30, 2015, from $955,000 for the comparable period in 2014. This increase was primarily due to an increase in outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold by the cemeteries and mortuaries increased by $49,000, or 11.8%, to $468,000 for the three months ended September 30, 2015, from $419,000 for the comparable period in 2014. This increase was primarily due to an increase in mortuary sales.

Comprehensive income for the three months ended September 30, 2015 and 2014 amounted to gains of $3,411,000 and $1,473,000, respectively. This $1,938,000 increase in comprehensive income was primarily the result of a $2,752,000 increase in net income. This increase was partially offset by a $430,000 decrease in derivatives related to mortgage loans and by a $384,000 decrease in unrealized gains in securities available for sale.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Total revenues increased by $49,394,000, or 29.7%, to $215,585,000 for the nine months ended September 30, 2015, from $166,191,000 for the comparable period in 2014. Contributing to this increase in total revenues was a $39,929,000 increase in mortgage fee income, a $4,304,000 increase in net investment income, a $2,063,000 increase in insurance premiums and other considerations, a $1,584,000 increase in other revenues, a $1,305,000 increase in realized gains on investments and other assets, and a $276,000 decrease in other than temporary impairments on investments. This increase in total revenues was partially offset by a $67,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $2,063,000, or 5.1%, to $42,332,000 for the nine months ended September 30, 2015, from $40,269,000 for the comparable period in 2014. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $4,304,000, or 21.0%, to $24,846,000 for the nine months ended September 30, 2015, from $20,542,000 for the comparable period in 2014. This increase was primarily attributable to a $5,229,000 increase in short-term investment income, a $258,000 increase in rental income from real estate owned, a $22,000 increase in policy loan income, and a $13,000 increase in equity securities income. This increase was partially offset by a $935,000 increase in investment expenses, a $210,000 decrease in mortgage loan interest, and a $73,000 decrease in fixed maturity securities income.

Net mortuary and cemetery sales decreased by $67,000, or 0.8%, to $8,701,000 for the nine months ended September 30, 2015, from $8,768,000 for the comparable period in 2014. This decrease was primarily due to a decrease in at-need sales in the mortuary operations. This decrease was partially offset by an increase in at-need sales in the cemetery operations.

Realized gains on investments and other assets increased by $1,305,000, or 134.7%, to $2,274,000 in realized gains for the nine months ended September 30, 2015, from $969,000 in realized gains for the comparable period in 2014. This increase in realized gains on investments and other assets was the result of a $1,217,000 increase in realized gains on other assets primarily due to the sale of an office building, a $102,000 increase in realized gains on fixed maturity securities. This increase was partially offset by a $14,000 decrease in realized gains on securities available for sale.

Mortgage fee income increased by $39,929,000, or 42.7%, to $133,475,000 for the nine months ended September 30, 2015, from $93,546,000 for the comparable period in 2014. This increase was primarily attributable to higher mortgage loan production volume and higher average revenues per mortgage loan as SecurityNational Mortgage increased both the overall number and the overall dollar volume of its mortgage loans during the nine months ended September 30, 2015.

Other revenues increased by $1,584,000, or 62.4%, to $4,124,000 for the nine months ended September 30, 2015, from $2,540,000 for the comparable period in 2014. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $198,560,000, or 92.1% of total revenues, for the nine months ended September 30, 2015, as compared to $158,461,000, or 95.3% of total revenues, for the comparable period in 2014.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,615,000 or 4.4%, to $38,358,000 for the nine months ended September 30, 2015, from $36,743,000 for the comparable period in 2014. This increase was primarily the result of a $3,229,000 increase in death benefits and a $38,000 increase in surrender and other policy benefits. This increase was partially offset by a $1,652,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $1,067,000, or 22.5%, to $3,684,000 for the nine months ended September 30, 2015, from $4,751,000 for the comparable period in 2014. This decrease was primarily due to improved persistency in the payment of premiums in the traditional life business.

Selling, general and administrative expenses increased by $38,245,000, or 33.8%, to $151,553,000 for the nine months ended September 30, 2015, from $113,308,000 for the comparable period in 2014. This increase was primarily the result of an increase in mortgage loan originations by SecurityNational Mortgage for the nine months ended September 30, 2015. Commissions increased by $19,157,000, personnel expenses increased by $8,836,000, other expenses increased by $3,334,000, provision for loan losses and loan loss reserve increased by $2,667,000, costs related to funding mortgage loans increased by $1,806,000, rent and rent related expenses increased by $1,370,000, advertising increased by $1,018,000, and depreciation on property and equipment increased by $57,000.

Interest expense increased by $1,312,000, or 58.6%, to $3,551,000 for the nine months ended September 30, 2015, from $2,239,000 for the comparable period in 2014. This increase was primarily due to an increase in outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold by the cemeteries and mortuaries decreased by $5,000, or 0.4%, to $1,415,000 for the nine months ended September 30, 2015, from $1,420,000 for the comparable period in 2014. This decrease was primarily due to a decrease in mortuary sales.

Comprehensive income for the nine months ended September 30, 2015 and 2014 amounted to gains of $11,019,000 and $5,159,000, respectively. This $5,860,000 increase in comprehensive income was primarily the result of a $5,705,000 increase in net income and a $1,093,000 increase in derivatives related to mortgage loans. This increase was partially offset by a $938,000 decrease in unrealized gains in securities available for sale.

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

During the nine months ended September 30, 2015, the Company's operations used cash of $3,677,000. This was due primarily to a $34,702,000 increase in the balance of mortgage loans sold to investors. During the nine months ended September 30, 2014, the Company's operations provided cash of $36,391,000. This was due primarily to a $12,739,000 decrease in the balance of mortgage loans sold to investors and a $15,785,000 increase in future policy benefits.

The Company's liability for future life, annuity and other benefits is expected to be paid out over the long-term due to the Company's market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person's death. A person generally will keep these policies in force and will not surrender them prior to a person's death. Because of the long-term nature of these liabilities, the Company is able to hold to maturity its bonds, real estate and mortgage loans, thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in fair values.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held to maturity in the portfolio to help in this timing. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return that will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $132,745,000 as of September 30, 2015 compared to $134,406,000 as of December 31, 2014. This represents 33.9% and 30.9% of the total investments as of September 30, 2015 and December 31, 2014, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 2015, 8.0%  (or $10,664,000) and at December 31, 2014, 6.8% (or $9,192,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future that may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2015 and December 31, 2014, the life insurance subsidiary was in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank debt and notes payable was $148,842,000 as of September 30, 2015, as compared to $126,111,000 as of December 31, 2014. Stockholders' equity as a percent of total capitalization was 73.4% and 77.0% as of September 30, 2015 and December 31, 2014, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2014 was 7.0% as compared to a rate of 5.7% for 2013. The 2015 lapse rate to date has been approximately the same as 2014.

At September 30, 2015, $36,608,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2014.

Item 4.              Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings.

Lehman Brothers – Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a Loan Purchase Agreement with Lehman Brothers Bank, FSB ("Lehman Bank"), which agreement incorporated a Seller's Guide. Pursuant to the Loan Purchase Agreement, Lehman Bank purchased mortgage loans from time to time from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased several years ago from SecurityNational Mortgage contained alleged misrepresentations and early payment defaults. As a result, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such Loans under the Loan Purchase Agreement. SecurityNational Mortgage disagreed with these claims.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of actual losses, as defined, that Lehman Bank and Aurora Loan Services may incur on account of the breaches pertaining to certain identified loans. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future actual losses, as defined, incurred on mortgage loans with breaches not covered by the 75% provision. A reserve account was set up for covering said losses.

In addition to initial payments into the reserve account, SecurityNational Mortgage was to pay to Aurora Loan Services each calendar month the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month. Since the time the reserve account was established, approximately $4,300,000 was taken from the reserve account to indemnify Lehman Bank and Aurora Loan Services for alleged losses. On March 28, 2011 Lehman Bank and Aurora Loan Services assigned certain rights and remedies under the Indemnification Agreement to Lehman Brothers Holdings Inc. ("Lehman Holdings").

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB (formerly known as Lehman Bank) and Aurora Loan Services in the United States District Court, Utah, which was assigned to Judge David Nuffer. The allegations in the complaint include breach of the Indemnification Agreement. SecurityNational Mortgage claimed it was entitled to a judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement, for payments which should not have been taken from the reserve account.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint in the United States District Court, Utah against SecurityNational Mortgage. The case was assigned to Judge Ted Stewart. The complaint alleged claims for damages for breach of contract and breach of warranty pursuant to the Loan Purchase Agreement, and initially claimed damages in excess of $5,000,000. Lehman Holdings further alleged that Lehman Bank sold mortgage loans to it and assigned the contractual rights. SecurityNational Mortgage strongly disagreed with the claims in Lehman Holdings' complaint.

Discovery was completed in the two foregoing lawsuits. On December 24, 2014, Judge Nuffer issued an amended order granting SecurityNational Mortgage's motion for summary judgment against Lehman Bank and Aurora Loan Services for $3,892,974, plus prejudgment interest at 9% per annum. The total amount of prejudgment interest awarded was $1,674,240 through May 31, 2014, with a per diem of $960 for each day after May 31, 2014 until final judgment. The court also indicated that further replenishment of the reserve account under the Indemnification Agreement appeared to be barred by a waiver, but that this issue had not been briefed.

Additionally, the court stated that the offset that Lehman Bank and Aurora Loan Services pled as an affirmative defense had not yet been adjudicated by the court. SecurityNational Mortgage asserts that Lehman Bank and Aurora Loan Services have no rights to a replenishment of the Indemnification Agreement reserve account, or for any offset. On March 30, 2015, SecurityNational Mortgage filed a response in opposition to the partial summary judgment motion of Lehman Bank and Aurora Loan Services concerning the reserve account replenishment and offset; SecurityNational Mortgage also filed its own partial summary judgment motion on the same issues. These motions are currently under advisement.

On April 21, 2015, Judge Stewart issued a memorandum decision and order denying SecurityNational Mortgage's motion for summary judgment against Lehman Holdings in the Lehman Holdings case. On January 16, 2015, SecurityNational Mortgage filed a separate motion for summary judgment against Lehman Holdings based on the statute of limitations. Because certain cases that arose in Colorado were pending before the United States Court of Appeals for the Tenth Circuit concerning statute of limitation issues involving Lehman Holdings, Judge Stewart inquired at a hearing as to whether his ruling on SecurityNational Mortgage's motion should be held in abeyance until a ruling is rendered by the Tenth Circuit. The parties agreed to an abeyance and Judge Stewart issued an order on May 11, 2015 postponing his ruling. The Colorado cases before the Tenth Circuit have been argued and are under advisement.

The Company is not a party to any other material legal proceedings outside the ordinary court of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.              Defaults Upon Senior Securities.

None

Item 4.              Mine Safety Disclosures.

None

Item 5.              Other Information.

The Company's Board of Directors appointed Stephen C. Johnson to serve as the Company's Vice President of Mortgage Operations and the President of SecurityNational Mortgage Company ("SecurityNational Mortgage"), a wholly owned subsidiary of the Company, effective January 1, 2016. Mr. Johnson replaces J. Lynn Beckstead, Jr. who has served as the Company's Vice President of Mortgage Operations since 2003 and President of SecurityNational Mortgage since 1993.  Mr. Beckstead's retirement is effective December 31, 2015, at which time he will also retire as a director of the Company and a director of SecurityNational Mortgage. Mr. Beckstead has served as a director of the Company since 2002 and a director of SecurityNational Mortgage since 1993.

Item 6.              Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)(1)            Financial Statements

See "Table of Contents – Part I – Financial Information" under page 2 above

(a)(2)            Financial Statement Schedules

None

All other schedules to the consolidated financial statements required by Article 7 of Regulation S‑X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)            Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

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

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1) Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
(2) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(3) Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003
(4) Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 5, 2003, relating to the Company's Annual Meeting of Stockholders
(5) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(6) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(7) Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 1, 2007, relating to the Company's Annual Meeting of Stockholders
(8) Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(9) Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2013
(10) Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 5, 2013, relating to the Company's Annual Meeting of Stockholders
(11) Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014
(12) Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company's Annual Meeting of Stockholders

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 13, 2015	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2015	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)