Form 10-K
period 2015-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2016-03-30
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015, or

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

Large accelerated filer [ ]	Nonaccelerated filer [ ]	Smaller reporting company [X]
Accelerated filer [ ]	Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015, the aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant was $27,000,000 based on the $6.41 closing sale price of the Class A common stock as reported on The Nasdaq National Market.

As of March 24, 2016, there were outstanding 13,137,698 shares of Class A common stock, $2.00 par value per share, and 1,716,024 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2015

Item 1.  Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of seven mortuaries and five cemeteries in the state of Utah and one cemetery in the state of California. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes and real estate projects. The mortgage loan segment operates through 121 wholesale and retail offices in 23 states, and is an approved mortgage lender in several other states.

The Company's design and structure are that each business segment is related to the other business segments and contributes to the profitability of the other segments. The Company's cemetery and mortuary segment provides a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company's insurance segment invests their assets (including, in part, pre-paid funeral products and services) in investments authorized by the respective insurance departments of their states of domicile. The Company also pursues growth through acquisitions. The Company's mortgage segment provides mortgage loans and real estate investment opportunities.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company ("Security National Life") became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has acquired or purchased significant blocks of business which include Capital Investors Life Insurance Company (1994), Civil Service Employees Life Insurance Company (1995), Southern Security Life Insurance Company (1998), Menlo Life Insurance Company (1999), Acadian Life Insurance Company (2002), Paramount Security Life Insurance Company (2004), Memorial Insurance Company of America (2005), Capital Reserve Life Insurance Company (2007), Southern Security Life Insurance Company, Inc. (2008), North America Life Insurance Company (2011, 2015), Trans-Western Life Insurance Company (2012), Mothe Life Insurance Company (2012), DLE Life Insurance Company (2012) and American Republic Insurance Company (2015).

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. The cemetery and mortuary companies that the Company has acquired are Holladay Memorial Park, Inc. (1991), Cottonwood Mortuary, Inc. (1991) and Deseret Memorial, Inc. (1991).

In 1993, the Company formed SecurityNational Mortgage Company ("SecurityNational Mortgage") to originate and refinance residential mortgage loans. In 2012, the Company formed Green Street Mortgage Services, Inc. ("Green Street Mortgage") also to originate and refinance residential mortgage loans. Green Street Mortgage ceased its operations on March 31, 2015, but has elected to maintain several licenses and approvals.

See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding business segments of the Company.

Life Insurance

Products

The Company, through Security National Life, issues and distributes selected lines of life insurance and annuities. The Company's life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company's other insurance subsidiaries, Memorial Insurance Company of America ("Memorial Insurance Company"), Southern Security Life Insurance Company, Inc. ("Southern Security") and Trans-Western Life Insurance Company ("Trans-Western"), service and maintain policies that were purchased prior to their acquisition by Security National Life.

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

Markets and Distribution

The Company is licensed to sell insurance in 38 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific niche markets. The Company's funeral plan policies are sold primarily to persons who range in age from 45 to 85 and have low to moderate income.

A majority of the Company's funeral plan premiums come from the states of Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Missouri, Texas and Utah.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2015:

	2015	2014	2013	2012		2011

Life Insurance Policy/Cert Count as of December 31	509,058	497,933	498,228	502,978	(2)	414,411	(1)

Insurance in force as of December 31 (omitted 000)	$2,862,803	$2,763,496	$2,828,470	$2,913,419	(2)	$2,969,648	(1)

Premiums Collected (omitted 000)	$55,780	$52,418	$50,009	$48,168		$47,982	(1)

(1)	Includes the assumption reinsurance of North America Life Insurance Company.

(2)	Includes coinsurance with Mothe Life Insurance Company and DLE Life Insurance Company.

Underwriting

The factors considered in evaluating an application for ordinary life insurance coverage can include the applicant's age, occupation, general health and medical history. Upon receipt of a satisfactory (non-funeral plan insurance) application, which contains pertinent medical questions, the Company issues insurance based upon its medical limits and requirements subject to the following general non‑medical limits:

Age Nearest	Non‑Medical
Birthday	Limits
0‑50	$100,000
51‑up	Medical information
required (APS or exam)

When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

The Company's funeral plan insurance is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on the applicant, and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed.

Annuities

Products

The Company's annuity business includes single premium deferred annuities, flexible premium deferred annuities and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company, which is retained on deposit until such time as the individual may wish to annuitize or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to prematurely surrender their annuity contracts. An immediate annuity is a contract in which the individual remits a sum of money to the Company in return for the Company's obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual's life, or for such other period as may be designated.

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

Markets and Distribution

The general market for the Company's annuities is middle to older age individuals. A major source of annuity sales come from direct agents and are sold in conjunction with other insurance sales. If an individual does not qualify for a funeral plan, the agent will often sell that individual an annuity to fund final expenses.

The following table summarizes the annuity business for the five years ended December 31, 2015:

	2015	2014	2013	2012	2011

Annuities Policy/Cert Count as of December 31	12,022	12,701	12,703	12,320	11,313	(1)

Deposits Collected (omitted 000)	$8,069	$8,010	$7,281	$6,777	$5,757	(1)

(1)  Includes the assumption reinsurance of North America Life Insurance Company.

Accident and Health

Products

With the acquisition of Capital Investors in 1994, the Company acquired a small block of accident and health policies. Since 1999, the Company has offered a low-cost comprehensive diver's accident policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident.

Markets and Distribution

The Company currently markets its diver's accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2015:

	2015	2014	2013	2012	2011

Accident and Health Policy/Cert Count as of December 31	5,185	5,838	6,451	7,291	8,268

Premiums Collected (omitted 000)	$119	$133	$144	$158	$175

Reinsurance

The primary purpose of reinsurance is to enable an insurance company to issue an insurance policy in an amount larger than the risk the Company is willing to assume for itself. The Company remains obligated for the amounts reinsured (ceded) in the event the reinsurers do not meet their obligations.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are generally renewed annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

The Company's policy is to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2015 was $65,824,000, which represents approximately 2.3% of the Company's life insurance in force on that date.

See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes to Consolidated Financial Statements" for additional disclosure and discussion regarding reinsurance.

Investments

The investments that support the Company's life insurance and annuity obligations are determined by the investment committees of the Company's subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the Company's investments must meet statutory requirements governing the nature and quality of permitted investments by its insurance subsidiaries. The Company maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non‑investment grade bonds, mortgage loans, real estate, short-term investments and other securities and investments.

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

Markets and Distribution

The Company's pre‑need cemetery and mortuary sales are marketed to persons of all ages but are generally purchased by persons 45 years of age and older. The Company is limited in its geographic distribution of these products to areas lying within an approximate 20-mile radius of its mortuaries and cemeteries. The Company's at-need sales are similarly limited in geographic area.

The Company actively seeks to sell its cemetery and funeral products to customers on a pre‑need basis. The Company employs cemetery sales representatives on a commission basis to sell these products. Many of these pre-need cemetery and mortuary sales representatives are also licensed insurance salesmen and sell funeral plan insurance. In some instances, the Company's cemetery and mortuary facilities are the named beneficiary of the funeral plan policies.

Potential customers are located via telephone sales prospecting, responses to letters mailed by the pre planning consultants, newspaper inserts, referrals, and door-to-door canvassing. The Company trains its sales representatives and helps generate leads for them.

Mortgage Loans

Products

The Company, through its wholly owned subsidiary, SecurityNational Mortgage is active in the residential real estate market. SecurityNational Mortgage is approved by the U.S. Department of Housing and Urban Development (HUD), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and other secondary market investors, to originate a variety of residential mortgage loan products, which are subsequently sold to investors. The Company uses internal and external funding sources to fund mortgage loans. Green Street Mortgage ceased its operations on March 31, 2015. The Company has elected to maintain several licenses and approvals that would allow Green Street Mortgage to resume originating mortgage loans.

Security National Life originates commercial real estate loans, residential construction loans and land development loans for internal investment.

Markets and Distribution

The Company's residential mortgage lending services are marketed primarily to real estate brokers and some independent mortgage loan originators. The Company has a strong retail origination presence in the Utah, Florida, Nevada, and Texas markets in addition to three wholesale branch offices located in Florida, Texas and Utah, with sales representatives in these and other states. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes to Consolidated Financial Statements" for additional disclosure and discussion regarding mortgage loans.

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

Reinsurance Agreement with LJA Insurance Company

On December 19, 2014, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with LJA Insurance Company ("LJA Insurance"), a Republic of the Marshall Islands domiciled insurance company. This agreement was effective November 1, 2014. Under the terms of the funds withheld agreement, the Company ceded to LJA Insurance 100% of three blocks of deferred annuities in the amount of $4,337,000 and retained the assets and recorded a funds held under coinsurance liability for the same amount. LJA Insurance agreed to pay the Company an initial ceding commission of $60,000 and an asset management fee of $16,000 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business by giving LJA Insurance 90 days written notice, or it may be terminated by mutual consent of both parties.

Sale of Paradise Chapel Funeral Home, Inc. – Phoenix, Arizona

On December 8, 2014, the Company and its subsidiaries, Paradise Sunset Chapel Funeral Home, Inc. ("Paradise Sunset Chapel"), and Security National Life completed an asset sales transaction with 40th Street Developers, LLC ("40th Street"), to sell certain real estate.   Under the terms of the asset purchase agreement among Paradise Sunset Chapel, Security National Life and 40th Street, 40th Street paid $1,505,000 at closing to Paradise Sunset Chapel and Security National Life.

Acquisition of American Funeral Financial

On June 4, 2014, the Company, through its wholly owned subsidiary, SNFC Subsidiary, LLC, completed a purchase transaction with American Funeral Financial, LLC, a South Carolina limited liability company, and Hypershop, LLC, a North Carolina limited liability company and sole owner of all the limited liability company interests of American Funeral Financial, to purchase all of the outstanding limited liability company interests, or membership units, of American Funeral Financial.  American Funeral Financial is engaged in the operation of a factoring business with the principal purpose to provide funding for funeral homes and mortuaries.  For the year ended December 31, 2014, American Funeral Financial had revenues of $5,026,000 with a net income of $164,000.  As of December 31, 2014, the total assets of American Funeral Financial were $19,153,000 and total equity was $1,680,000.

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

Real Estate Development

The Company is capitalizing on the opportunity to develop commercial assets on its existing properties. The cost to acquire existing for-sale assets currently exceeds the replacement costs, thus creating the opportunity for development and redevelopment of the land the company currently owns. The Company has developed, or is in the process of developing assets that have an initial development cost exceeding $100,000,000.  The group plans to continue its development endeavors as the market demands.

Dry Creek at East Village Apartments

The construction of Dry Creek at East Village Apartments ("Dry Creek") was completed in December 2015.  The total project consists of 282 units and contains a mixture of 1, 2 and 3 bedroom units.  It is located within close proximity to a transit hub and as of December 31, 2015 was 69% occupied.  Rental rates increased in the market by 9.8% over pro forma rents, and effective (achieved) rates net of concessions also increased.  Leasing remains strong and vacancy rates in the market remain below the long-term average.

Following the market trend of leasing units as delivered, instead of waiting until the project completed, allowed revenue to begin ahead of final completion.  The management company pushed lease rates throughout construction due to the strong leasing performance and overall market demand dynamics. Vacancy rates in the Salt Lake City market continue to outperform the national average as employment and population in-migration remain strong in Utah.

53rd Corporate Development

In 2015 the Company broke ground and commenced development on the first phase of its new corporate campus.  The anticipated project, comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City, is envisioned to be a multi-year, phased development. At full development, the project will include nearly one million square-feet in six buildings, ranging from four to 12 stories, and will be serviced by three parking structures with over 4,000 stalls.

The first phase of the project includes a building and a parking garage consisting of nearly 200,000 square feet of office and retail space with 914 structured parking stalls. This phase of the campus is expected to be completed in the second quarter of 2017. This asset is included in property and equipment in the accompanying consolidated balance sheet.

Regulation

The Company's insurance subsidiaries, Security National Life, Memorial Insurance Company, Southern Security and Trans-Western are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

The Company's life insurance subsidiaries are currently subject to regulation in Utah, Arkansas, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed "extraordinary" under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Texas Department of Banking also audits pre-need insurance policies that are issued in the state of Texas.  Pre-need policies are life and annuity products sold as the funding mechanism for funeral plans through funeral homes by Security National agents.  The Company is required to send the Texas Department of Banking an annual report that summarizes the number of policies in force and the face amount or death benefit for each policy.  This annual report also indicates the number of new policies issued for that year, all death claims paid that year, and all premiums received.

The Company's cemetery and mortuary subsidiaries are subject to the Federal Trade Commission's comprehensive funeral industry rules and to state regulations in the various states where such operations are domiciled. The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries and cemeteries are governed and licensed by state statutes and city ordinances in Utah and California. Reports are required to be kept on file on a yearly basis which include financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care Trust Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

The Company's mortgage subsidiaries are subject to the rules and regulations of the U.S. Department of Housing and Urban Development (HUD), and to various state licensing acts and regulations and the Consumer Financial Protection Bureau (CFPB). These regulations, among other things, specify minimum capital requirements, procedures for loan origination and underwriting, licensing of brokers and loan officers, quality review audits and the fees that can be charged to borrowers. Each year, the Company is required to have an audit completed for each mortgage subsidiary by an independent registered public accounting firm to verify compliance under some of these regulations. In addition to the government regulations, the Company must meet loan requirements, and underwriting guidelines of various investors who purchase the loans.

Income Taxes

The Company's insurance subsidiary, Security National Life, is taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). Also, under the Tax Reform Act of 1986, distributions in excess of stockholders' surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life computes its life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five or ten year period.

The Company's non‑life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. The following subsidiaries are regulated as life insurance companies but do not meet the Internal Revenue Code definition of a life insurance company so are taxed as insurance companies other than life insurance companies: Memorial Insurance Company, Southern Security and Trans-Western.

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

The cemetery and mortuary industry is also highly competitive. In the Utah and California markets where the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community, and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre‑need sales program that is not incurred by those competitors which do not have a pre‑need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage industry is highly competitive with a large number of mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage industry in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 2015, the Company had 1,271 full-time and 316 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
5300 S. 360 W.	Salt Lake City	UT	Corporate Headquarters	Owned	36,000		/		N/	A
5201 S. Green Street	Salt Lake City	UT	Mortgage Operations	Owned	36,899		/		N/	A
3935 I-55 South, Frontage Rd.	Jackson	MS	Insurance Operations	Owned	12,300		/		N/	A
5239 Greenpine Dr.	Murray	UT	Funeral Service Operations	Owned	1,642		/		N/	A
497-A Sutton Bridge Rd.	Rainbow City	AL	Fast Funding Operations	Leased	5,500	$33,600	/	yr	6/30/2018
9700 Stirling Rd., Suite 110	Cooper City	FL	Fast Funding Operations	Leased	1,018	$63,600	/	yr	4/30/2016
3515 Pelham Rd., Suite 200	Greenville	SC	Fast Funding Operations	Leased	4,000	$3,800	/	mo	5/31/2018
5201 S. Green Street	Murray	UT	Mortgage Sales	Leased	10,990	$12,684	/	mo	6/30/2016
2567 Mall Rd.	Florence	AL	Mortgage Sales	Sub-Leased	1,600	$750	/	mo	month to month
3100 W. Ray Rd.	Chandler	AZ	Mortgage Sales	Leased	1,000	$949	/	mo	9/30/2016
2450 S. Gilbert Rd.	Chandler	AZ	Mortgage Sales	Leased	6,306	$10,247	/	mo	2/28/2019
5701 Talavi Blvd. Suite 155	Glendale	AZ	Mortgage Sales	Leased	2,214	$4,358	/	mo	month to month
6751 N. Sunset Blvd.	Glendale	AZ	Mortgage Sales	Leased	3,431	$4,358	/	mo	month to month
1819 S. Dobson	Mesa	AZ	Mortgage Sales	Leased	2,397	$1,350	/	mo	4/30/2016
2345 E. Thomas Rd., Suite 400	Phoenix	AZ	Mortgage Sales	Leased	3,762	$4,232	/	mo	month to month
17015 N. Scottsdale Rd., Suite 125	Scottsdale	AZ	Mortgage Sales	Leased	3,140	$6,542	/	mo	month to month
17015 N. Scottsdale Rd., Suite 210	Scottsdale	AZ	Mortgage Sales	Leased	2,906	$6,054	/	mo	3/31/2017
17015 N. Scottsdale Rd., Suite 340	Scottsdale	AZ	Mortgage Sales	Leased	1,900	$3,958	/	mo	1/31/2019
5650 El Camino Real	Carlsbad	CA	Mortgage Sales	Leased	1,739	$2,869	/	mo	10/31/2017
13191 Crossroads Prkway	City of Ind.	CA	Mortgage Sales	Leased	2,569	$5,780	/	mo	8/14/2020
3643 East 4th Street, Suite A	Long Beach	CA	Mortgage Sales	Leased	1,250	$2,060	/	mo	10/31/2017
750 University Ave.	Los Gatos	CA	Mortgage Sales	Leased	2,137	$8,762	/	mo	4/30/2018
18625 Suter Blvd., Suite 300	Morgah Hill	CA	Mortgage Sales	Leased	2,255	$2,593	/	mo	6/30/2018
765 The City Dr., Suite 360	Orange	CA	Mortgage Sales	Leased	3,886	$7,772	/	mo	8/31/2017
140 Lake Ave., Suite 305	Pasadena	CA	Mortgage Sales	Leased	1,105	$3,149	/	mo	3/31/2017
8215 White Oak Ave.	Rancho Cucamonga	CA	Mortgage Sales	Leased	937	$1,450	/	mo	4/30/2016
3005 Douglas Blvd., Suite 100	Roseville	CA	Mortgage Sales	Leased	3,722	$6,997	/	mo	4/14/2018
421 S. Cataract	San Dimas	CA	Mortgage Sales	Leased	6,200	$6,510	/	yr	month to month
7100 E. Bellview Ave., Suite 301	Greenwood Village	CO	Mortgage Sales	Leased	2,549	$3,717	/	mo	10/31/2016
8480 E. Orchard Rd.	Greenwood Village	CO	Mortgage Sales	Leased	4,631	$9,262	/	mo	10/31/2017
2500 N. Military Trail	Boca Raton	FL	Mortgage Sales	Leased	2,453	$4,500	/	mo	7/14/2017
3046 Del Prado Blvd.	Cape Coral	FL	Mortgage Sales	Leased	2,047	$2,000	/	mo	11/30/2018
4575 Via Royal, Suite 100	Ft Myers	FL	Mortgage Sales	Sub-Leased	2,631	$500	/	mo	month to month
8191 College Prkway, Suite 201	Ft Myers	FL	Mortgage Sales	Leased	1,704	$1,502	/	mo	10/31/2016
1145 TownPark Ave., Suite 2215	Lake Mary	FL	Mortgage Sales	Leased	7,425	$13,922	/	mo	3/1/2020
4947 Tamiami Trail N.	Naples	FL	Mortgage Sales	Leased	1,168	$1,265	/	mo	11/30/2018
3689 Tampa Rd.	Oldsmar	FL	Mortgage Sales	Leased	4,167	$6,688	/	mo	2/28/2019
7575 Dr. Phillips Blvd., Suite 270	Orlando	FL	Mortgage Sales	Leased	1,317	$2,571	/	mo	3/31/2018
17 N. Summerlin Ave.	Orlando	FL	Mortgage Sales	Leased	1,400	$3,200	/	mo	11/30/2018
5222 Andrus Ave.	Orlando	FL	Mortgage Sales	Leased	1,450	$1,716	/	mo	12/31/2017
35190 US Highway N.	Palm	FL	Mortgage Sales	Leased	2,100	$2,945	/	mo	2/28/2018
14502 N. Dale Mabry Highway	Tampa	FL	Mortgage Sales	Leased	250	$550	/	mo	month to month
9042 W. Barnes Dr.	Boise	ID	Mortgage Sales	Leased	1,568	$2,025	/	mo	11/30/2018
1302 E. 17th Street	Idaho Falls	ID	Mortgage Sales	Leased	2,100	$2,100	/	mo	7/31/2016
12 W. Main Street	Rexburg	ID	Mortgage Sales	Leased	800	$800	/	mo	9/30/2017
1100 4th Street	Gretna	LA	Mortgage Sales	Leased	1,500	$800	/	mo	month to month
1 Exchange Place	Worcester	MA	Mortgage Sales	Leased	475	$700	/	mo	8/31/2016
2370 Corporate Circle, Suite 200	Henderson	NV	Mortgage Sales	Leased	7,741	$169,063	/	yr	12/1/2017
4000 S. Eastern Ave., Suite 310	Las Vegas	NV	Mortgage Sales	Leased	2,750	$52,800	/	yr	12/31/2019
9330 W. Sahara Ave., Suite 270	Las Vegas	NV	Mortgage Sales	Leased	2,681	$3,887	/	mo	month to month
3275 N. Fort Apache Rd., Suite150	Las Vegas	NV	Mortgage Sales	Leased	2,448	$2,448	/	mo	6/30/2016
1980 Festival Plaza Dr.	Las Vegas	NV	Mortgage Sales	Leased	12,866	$39,884	/	mo	5/31/2021
6130 Elton Ave., Suite 223	Las Vegas	NV	Mortgage Sales	Leased	125	$400	/	mo	month to month
999 Polaris Prkway	Columbus	OH	Mortgage Sales	Leased	1,751	$1,605	/	mo	7/31/2018
2468 W. New Orleans	Broken Arrow	OK	Mortgage Sales	Leased	1,683	$1,896	/	mo	12/31/2019
3311 NE MLK Jr Blvd., Suite 203	Portland	OR	Mortgage Sales	Leased	1,400	$675	/	mo	month to month
3050 SE Division Street, Suite 245	Portland	OR	Mortgage Sales	Leased	1,078	$2,156	/	mo	10/31/2016
10610 SE Washington	Portland	OR	Mortgage Sales	Leased	506	$1,000	/	mo	month to month
1063 E. Montague Avenue	Charleston	SC	Mortgage Sales	Leased	2,334	$3,404	/	mo	8/31/2020
108 Central Ave., Suite 1	Goose Creek	SC	Mortgage Sales	Leased	1,071	$650	/	mo	month to month
1133 Polo Dr., Suite 104	Collierville	TN	Mortgage Sales	Leased	1,200	$1,500	/	mo	9/30/2017
1517 Hunt Club Blvd., Suite 200	Gallatin	TN	Mortgage Sales	Leased	500	$800	/	mo	month to month
11002 Kingston Pike Suite 204	Knoxville	TN	Mortgage Sales	Leased	1,093	$1,300	/	mo	5/31/2017
108 Stekola Lane	Knoxville	TN	Mortgage Sales	Leased	1,100	$1,050	/	mo	6/30/2016
16801 Addison Rd.	Addison	TX	Mortgage Sales	Leased	2,058	$3,011	/	mo	2/14/2018
9737 Great Hills Trail, Suite 150	Austin	TX	Mortgage Sales	Leased	8,174	$53,536	/	mo	2/28/2017
12515-7 Research Blvd.	Austin	TX	Mortgage Sales	Leased	2,799	$4,082	/	mo	12/31/2018

Item 2.  Properties (Continued)

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
13413 Galleria Circie, Suite Q-180	Austin	TX	Mortgage Sales	Leased	1,851	$3,085	/	mo	12/31/2018
8700 Manchaca Rd., Suite 603	Austin	TX	Mortgage Sales	Sub-Leased	1,000	$1,400	/	mo	month to month
12201 Merit Dr., Suite 400	Dallas	TX	Mortgage Sales	Leased	3,047	$54,846	/	yr	7/31/2016
1626 Lee Trevino	El Paso	TX	Mortgage Sales	Leased	8,400	$7,059		mo	11/30/2019
5780 North Mesa Street	El Paso	TX	Mortgage Sales	Leased	1,532	$2,048	/	mo	month to month
4936 Collinwood, Suite 110	Fort Worth	TX	Mortgage Sales	Leased	1,900	$34,200	/	yr	12/31/2016
30417 5th Street, Suite B	Fulshear	TX	Mortgage Sales	Sub-Leased	1,000	$550	/	mo	month to month
10613 W. Sam Houston Prkway N., Suite 175	Houston	TX	Mortgage Sales	Leased	4,572	$11,049	/	mo	12/31/2018
16350 Park Ten Place	Houston	TX	Mortgage Sales	Leased	3,397	$6,936	/	mo	11/30/2018
17347 Village Green Dr., Suite 102A	Houston	TX	Mortgage Sales	Sub-Leased	3,000	$6,445	/	mo	month to month
17000 El Camino Real, Suite 103D	Houston	TX	Mortgage Sales	Leased	750	$750	/	mo	month to month
17000 El Camino Real, Suite 103C	Houston	TX	Mortgage Sales	Leased	460	$588	/	mo	month to month
1848 Norwood Plaza, Suite 205	Hurst	TX	Mortgage Sales	Sub-Leased	455	$361	/	mo	month to month
2877 Commercial Center Blvd.	Katy	TX	Mortgage Sales	Leased	250	$2,000	/	mo	month to month
24668 Kingsland Blvd.	Katy	TX	Mortgage Sales	Leased	150	$400	/	mo	month to month
1202 Lakeway Dr., Suite 12	Lakeway	TX	Mortgage Sales	Leased	1,192	$2,000	/	mo	1/3/2017
7913 McPherson, Suite B	Laredo	TX	Mortgage Sales	Leased	1,200	$1,400	/	mo	5/31/2016
3027 Marina Bay Dr., Suite 110	League City	TX	Mortgage Sales	Leased	180	$740	/	mo	3/31/2020
3027 Marina Bay Dr.	League City	TX	Mortgage Sales	Leased	2,450	$2,016	/	mo	3/31/2020
1 Chisholm Trail Rd., Suite 210	Round Rock	TX	Mortgage Sales	Leased	3,402	$3,331	/	mo	10/31/2017
2526 N. Loop 1604 W., Suite 210	San Antonio	TX	Mortgage Sales	Leased	4,959	$10,775	/	mo	8/31/2016
52 Sugar Creek Center Blvd., Suite 150	Sugarland	TX	Mortgage Sales	Leased	1,788	$3,497	/	mo	12/31/2019
602 S Main Street, Suite 300	Weatherford	TX	Mortgage Sales	Sub-Leased	1,000	$1,200	/	mo	month to month
8505 Technology Forest Place, Suite 304	Woodlands	TX	Mortgage Sales	Leased	100	$2,600	/	mo	5/30/2018
13997 Minuteman Dr., Suite 100	Draper	UT	Mortgage Sales	Leased	5,492	$9,666	/	mo	9/30/2017
13997 Minuteman Dr., Suite 250	Draper	UT	Mortgage Sales	Leased	3,206	$5,811	/	mo	9/30/2017
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	953	$765	/	mo	9/30/2017
288 SR 248, Suite 2A	Kamas	UT	Mortgage Sales	Leased	1,480	$2,350	/	mo	month to month
1558 N. Woodland Park Dr., Suite 400	Layton	UT	Mortgage Sales	Leased	1,000	$2,500	/	mo	month to month
6965 S. Union Park, Suites 100, 260, 300, 460, 470, & 480	Midvale	UT	Mortgage Sales	Leased	37,226	$74,098	/	mo	2/28/2018
6975 Union Park Ave., Suite 420	Midvale	UT	Mortgage Sales	Leased	6,672	$12,500	/	mo	6/30/2019
210 E. Main Street	Midway	UT	Mortgage Sales	Leased	1,600	$1,850	/	mo	12/31/2016
730 South Sleepy Ridge Dr.	Orem	UT	Mortgage Sales	Leased	891	$1,500	/	mo	10/31/2017
1245 Deer Valley Dr., Suite 3A	Park City	UT	Mortgage Sales	Leased	2,183	$4,548	/	mo	12/31/2017
465 N. Main	Richfield	UT	Mortgage Sales	Leased	2,848	$1,600	/	mo	month to month
1864 W. 12600 S.	Riverton	UT	Mortgage Sales	Leased	277	$6,911	/	yr	month to month
1224 S. River Rd., Suites E3 & E4	Saint George	UT	Mortgage Sales	Leased	1,900	$1,710	/	mo	4/30/2016
5993 S. Redwood Rd.	Salt Lake City	UT	Mortgage Sales	Leased	2,880	$2,182	/	mo	6/30/2016
1111 Brickyard Rd.	Salt Lake City	UT	Mortgage Sales	Leased	4,857	$3,917	/	mo	1/31/2018
307 W. 200 S., Suite 5001	Salt Lake City	UT	Mortgage Sales	Leased	500	$500	/	mo	month to month
9815 S. Monroe Street, Suite 206	Sandy	UT	Mortgage Sales	Leased	2,819	$5,286	/	mo	5/31/2018
9980 S. 300 W., Suite 201	Sandy	UT	Mortgage Sales	Leased	100	$1,819	/	mo	month to month
9815 S. Monroe Street	Sandy	UT	Mortgage Sales	Leased	1,725	$3,306	/	mo	9/30/2018
10437 S. 1300 W.	South Jordan	UT	Mortgage Sales	Leased	4,000	$7,500	/	mo	9/30/2019
1099 W. South Jordan Prkway	South Jordan	UT	Mortgage Sales	Leased	3,329	$46,318	/	yr	month to month
6575 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	3,323	$4,638	/	mo	8/31/2019
118 E. Vine Street	Tooele	UT	Mortgage Sales	Leased	1,000	$800	/	mo	7/31/2017
108 S. 500 W.	Vernal	UT	Mortgage Sales	Leased	100	$1,350	/	mo	month to month
1604 Hewitt Ave., Suite 703	Everett	WA	Mortgage Sales	Leased	2,038	$4,650	/	mo	8/31/2016
11314 4th Ave. W.	Everett	WA	Mortgage Sales	Leased	1,793	$2,241	/	mo	10/31/2018
11232 120th Ave. NE, Suite 206	Kirkland	WA	Mortgage Sales	Leased	500	$350	/	mo	month to month
10524 Bridgeport Way SW	Lakewood	WA	Mortgage Sales	Leased	100	$750	/	mo	month to month
102 W. North Bend Way	North Bend	WA	Mortgage Sales	Leased	500	$551	/	mo	2/29/2016
318 39th Street Ave. SW, Suite A	Puyallup	WA	Mortgage Sales	Leased	3,431	$5,289	/	mo	11/30/2017
535 Dock Street, Suite 100	Tacoma	WA	Mortgage Sales	Leased	3,825	$5,458	/	mo	7/31/2018
4424 6th Ave.	Tacoma	WA	Mortgage Sales	Leased	420	$595	/	mo	8/31/2016
15640 NE Fourth Plain Blvd., Suite 220	Vancouver	WA	Mortgage Sales	Leased	240	$395	/	mo	8/31/2016

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

(3)
As of December 31, 2015, there were mortgages of approximately $467,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lake Hills Cemetery.

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

(1)
As of December 31, 2015, there were mortgages of approximately $467,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lake Hills Cemetery.

(2)	These funeral homes also provide burial niches at their respective locations.

Item 3.  Legal Proceedings

Lehman Brothers and Aurora Loan Services Litigation - Utah

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

On April 21, 2015, Judge Stewart issued a memorandum decision and order denying SecurityNational Mortgage's motion for summary judgment against Lehman Holdings in the Lehman Holdings case. On January 16, 2015, SecurityNational Mortgage filed a separate motion for summary judgment against Lehman Holdings based on the statute of limitations. Because certain cases that arose in Colorado were pending before the United States Court of Appeals for the Tenth Circuit concerning statute of limitations issues involving Lehman Holdings, Judge Stewart inquired at a hearing as to whether his ruling on SecurityNational Mortgage's motion should be held in abeyance until a ruling is rendered by the Tenth Circuit. The parties agreed to an abeyance and Judge Stewart issued an order on May 11, 2015 postponing his ruling.

On January 27, 2016, the Tenth Circuit entered its order and judgment concerning the five cases before it upholding rulings of the U.S. District Court, Colorado dismissing the cases filed by Lehman Holdings with prejudice. Pursuant to an order from Judge Stewart, SecurityNational Mortgage and Lehman Holdings filed supplemental briefs on March 3, 2016 pertaining to SecurityNational Mortgage's summary judgment motion in view of the ruling of the Tenth Circuit. On March 23, 2016, the court denied SecurityNational Mortgage's motion based on a certain tolling provision in one of the agreements.

Lehman Brothers Litigation – Delaware and New York

In January 2014, Lehman Holdings entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims asserted by Fannie Mae against Lehman Holdings that were allegedly based on breaches of certain representations and warranties by Lehman Holdings. Lehman Holdings had acquired these loans from Lehman Bank, which in turn purchased the loans from residential mortgage loan originators, including SecurityNational Mortgage.  A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014. As a result of the Fannie Mae and Freddie Mac settlements, Lehman Holdings filed a motion in May 2014 with the U.S. Bankruptcy Court of the Southern District of New York to require the mortgage loan originators, including SecurityNational Mortgage, to engage in mediation, a nonbinding alternative dispute resolution process, as Lehman Holdings asserted alleged indemnification claims against the mortgage loan originators.

The mediation was not successful in resolving the potential issues between SecurityNational Mortgage and Lehman Holdings relative to the Fannie Mae and Freddie Mac settlements with Lehman Holdings.  On January 26, 2016, SecurityNational Mortgage filed a declaratory judgment action against Lehman Holdings in the Superior Court for the State of Delaware. In the Delaware action, SecurityNational Mortgage asserted its right to obtain a declaration of rights in that there is allegedly millions of dollars in dispute with Lehman Holdings pertaining to approximately 136 loans. SecurityNational Mortgage seeks declaratory judgment as to its rights as it contends that it has no liability to Lehman Holdings as a result of Lehman Holdings' settlements with Fannie Mae and Freddie Mac.

On February 3, 2016, Lehman Holdings filed an adversary proceeding against approximately 150 parties, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York seeking a declaration of rights similar in nature to the declaration of rights that SecurityNational Mortgage seeks in its Delaware lawsuit, and for damages relating to the defendants' obligations under indemnification provisions of the alleged agreements in an amount to be determined at trial, including interest, and attorneys' fees and related costs incurred by Lehman Holdings in enforcing the obligations of the defendants. The complaint filed on February 3, 2016 was not served on SecurityNational Mortgage and an amended complaint materially similar to the original complaint was filed March 7, 2016. As with SecurityNational Mortgage's Delaware action, and although SecurityNational Mortgage has not yet filed a response to the amended complaint, SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend such position.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

The Company's Class A common stock trades on The NASDAQ National Market under the symbol "SNFCA." As of March 24, 2016, the closing sales price of the Class A common stock was $5.35 per share. The following were the high and low market closing sales prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2014:

	Price Range (1)
	High	Low
Period (Calendar Year)
2014
First Quarter	$4.34	$3.49
Second Quarter	$4.06	$3.37
Third Quarter	$4.51	$3.67
Fourth Quarter	$5.39	$4.24

2015
First Quarter	$5.94	$5.06
Second Quarter	$6.66	$4.99
Third Quarter	$7.75	$6.19
Fourth Quarter	$6.50	$5.61

2016
First Quarter (through March 24, 2016)	$6.48	$5.35

 (1) Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 11 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C common stock has been paid each year from 1990 through 2015.

The graph below compares the cumulative total stockholder return of the Company's Class A common stock with the cumulative total return on the Standard & Poor's 500 Stock Index and the Standard & Poor's Insurance Index for the period from December 31, 2011 through December 31, 2015. The graph assumes that the value of the investment in the Company's Class A common stock and in each of the indexes was $100 at December 31, 2011 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company's Class A common stock.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
SNFC	100	564	325	408	488
S & P 500	100	113	147	164	163
S & P Insurance	100	127	170	180	181

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

As of December 31, 2015, there were 3,521 record holders of Class A common stock and 78 record holders of Class C common stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2015, and is derived from the audited consolidated financial statements. The data as of December 31, 2015 and 2014, and for the three years ended December 31, 2015, should be read in conjunction with the consolidated financial statements, related notes and other financial information.

Consolidated Statement of Earnings Data:

	Year Ended December 31
	2015(3)	2014	2013	2012(2)	2011(1)
Revenue
Insurance premiums and other considerations	$56,410,000	$53,009,000	$50,472,000	$48,216,000	$48,457,000
Net investment income	34,008,000	28,304,000	20,354,000	21,916,000	18,570,000
Net mortuary and cemetery sales	11,502,000	11,426,000	12,000,000	10,865,000	10,761,000
Realized gains on investments	2,401,000	1,918,000	1,418,000	1,425,000	2,464,000
Other than temporary impairments	(605,000)	(164,000)	(336,000)	(1,208,000)	(841,000)
Mortgage fee income	174,323,000	128,697,000	128,801,000	151,887,000	79,046,000
Other	5,122,000	3,747,000	2,606,000	1,159,000	1,110,000
Total revenues	283,161,000	226,937,000	215,315,000	234,260,000	159,567,000

Expenses
Policyholder benefits	50,762,000	47,850,000	48,130,000	45,681,000	46,204,000
Amortization of deferred policy acquisition costs	5,641,000	6,893,000	5,182,000	5,450,000	5,769,000
Selling, general and administrative expenses	200,674,000	154,866,000	147,406,000	156,310,000	102,513,000
Interest expense	4,459,000	2,994,000	2,854,000	3,744,000	1,961,000
Cost of goods and services of the mortuaries and cemeteries	1,803,000	1,853,000	1,919,000	1,724,000	1,883,000
Total benefits and expenses	263,339,000	214,456,000	205,491,000	212,909,000	158,330,000
Earnings before income taxes	19,822,000	12,481,000	9,824,000	21,351,000	1,237,000
Income tax benefit (expense)	(7,199,000)	(4,726,000)	(2,238,000)	(4,639,000)	62,000
Net earnings	$12,623,000	$7,755,000	$7,586,000	$16,712,000	$1,299,000

Net earnings per common share (4)	$0.92	$0.59	$0.58	$1.38	$0.11
Weighted average outstanding common shares (4)	13,722,000	13,176,000	13,023,000	12,085,000	11,844,000
Net earnings per common share-assuming dilution (4)	$0.89	$0.57	$0.55	$1.31	$0.11
Weighted average outstanding common shares-assuming dilution (4)	14,210,000	13,605,000	13,670,000	12,714,000	11,969,000

Balance Sheet Data:
	December 31
	2015(3)	2014	2013	2012(2)	2011(1)
Assets
Investments and restricted assets	$449,801,000	$446,249,000	$391,523,000	$356,446,000	$337,625,000
Cash	40,053,000	30,855,000	38,203,000	33,494,000	15,583,000
Receivables	131,313,000	82,079,000	88,832,000	111,157,000	87,252,000
Other assets	128,766,000	111,887,000	100,199,000	96,120,000	82,591,000
Total assets	$749,933,000	$671,070,000	$618,757,000	$597,217,000	$523,051,000

Liabilities
Policyholder benefits	$521,915,000	$481,689,000	$457,304,000	$443,388,000	$388,538,000
Bank & other loans payable	40,909,000	29,020,000	18,289,000	11,910,000	25,019,000
Cemetery & mortuary liabilities	12,816,000	13,242,000	13,176,000	13,412,000	13,140,000
Cemetery perpetual care obligation	3,466,000	3,407,000	3,266,000	3,153,000	2,983,000
Other liabilities	59,581,000	46,621,000	38,971,000	45,542,000	32,140,000
Total liabilities	638,687,000	573,979,000	531,006,000	517,405,000	461,820,000

Stockholders' equity	111,246,000	97,091,000	87,751,000	79,812,000	61,231,000

Total liabilities andstockholders' equity	$749,933,000	$671,070,000	$618,757,000	$597,217,000	$523,051,000

(1) Includes the assumption reinsurance of North America Life Insurance Company.
(2) Includes the coinsurance with Mothe Life Insurance Company and DLE Life Insurance Company.
(3) Includes the coinsurance with American Republic Life Insurance Company.
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

Insurance Operations

The following table shows the condensed financial results for the Company's insurance operations for the years ended December 31, 2015, 2014 and 2013.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2015	2014	2015 vs 2014 % Increase (Decrease)	2013	2014 vs 2013 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$56,410	$53,009	6%	$50,472	5%
Net investment income	25,297	23,008	10%	15,878	45%
Revenues from loan originations	2,474	4,029	(39%)	851	373%
Other	2,744	1,727	59%	1,604	8%
Total	$86,925	$81,773	6%	$68,805	19%
Intersegment revenue	$7,615	$6,128	24%	$7,220	(15%)
Earnings before income taxes	$8,465	$8,472	0%	$2,868	195%

Intersegment revenues for the Company's insurance operations are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2015 has increased due to increases in net investment income, increases in insurance premiums and increases in realized gains on investments and other assets.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company's cemetery and mortuary operations for the years ended December 31, 2015, 2014 and 2013.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2015	2014	2015 vs 2014 % Increase (Decrease)	2013	2014 vs 2013 % Increase (Decrease)
Revenues from external customers
Mortuary revenues	$4,628	$4,801	(4%)	$5,081	(6%)
Cemetery revenues	6,874	6,625	4%	6,919	(4%)
Realized gains on investments and other assets	387	586	(34%)	16	3563%
Other	598	445	34%	364	22%
Total	$12,487	$12,457	0%	$12,380	1%
Earnings before income taxes	$914	$663	38%	$223	197%

The majority of the realized gain in the Company's cemetery and mortuary operations in 2014 was due to the sale of certain real estate of Paradise Sunset Chapel. Included in other revenue was rental income from residential and commercial properties purchased from Security National Life. Memorial Estates used financing provided by Security National Life to purchase these properties. The rental income was offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates recorded depreciation on these properties of $858,000, $945,000 and $1,029,000 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

Mortgage Operations

Approximately 65% of the Company's revenues for the fiscal year 2015 were through its wholly owned subsidiaries, SecurityNational Mortgage and Green Street Mortgage. Both mortgage subsidiaries are mortgage lenders incorporated under the laws of the State of Utah and obtain loans from their retail offices and independent brokers and pay a commission to brokers for loans that are funded by them. SecurityNational Mortgage is also approved by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. Mortgage loans originated by the Company's mortgage subsidiaries are funded through loan purchase agreements from Security National Life, its wholly owned subsidiary, and unaffiliated financial institutions.

The Company's mortgage subsidiaries receive fees from the borrowers and secondary fees from third party investors that purchase their loans. Loans originated by SecurityNational Mortgage may be sold with mortgage servicing rights released to third party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 30% of its annual origination volume. These loans are serviced by an approved third party sub-servicer.

For the twelve months ended December 31, 2015, 2014 and 2013, SecurityNational Mortgage originated and sold 14,976 loans ($2,843,455,000 total volume), 10,794 loans ($2,037,337,000 total volume), and 11,484 loans ($2,147,040,000 total volume), respectively. For the twelve months ended December 31, 2015, 2014 and 2013, Green Street Mortgage originated and sold 79 loans ($17,949,000 total volume), 33 loans ($7,298,000 total volume), and seven loans ($1,731,000 total volume), respectively.  Green Street Mortgage ceased its operations on March 31, 2015. The Company has elected to maintain several licenses and approvals that would allow Green Street Mortgage to resume originating mortgage loans.

The following table shows the condensed financial results for the Company's mortgage operations for the years ended 2015, 2014 and 2013.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2015	2014	2015 vs 2014 % Increase (Decrease)	2013	2014 vs 2013 % Increase (Decrease)
Revenues from external customers:
Revenues from loan originations	$137,639	$102,806	34%	$104,111	(1%)
Secondary gains from investors	34,211	21,862	56%	23,839	(8%)
Total	$171,850	$124,668	38%	$127,950	(3%)
Earnings before income taxes	$10,443	$3,346	212%	$6,732	(50%)

The increase in earnings for the Company's mortgage operations for the twelve months ended December 31, 2015 as compared to December 31, 2014 was due to higher secondary gains on mortgage loans sold to investors and an increase in loan origination volume.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate.  However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The amounts expensed for loan losses in years ended December 31, 2015 and 2014 were $6,295,000 and $3,053,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2015 and 2014, the balances were $2,806,000 and $1,718,000, respectively.

Mortgage Loan Loss Demands

Inquiry Regarding FHA Insured Loans

SecurityNational Mortgage has been cooperating with the U.S. Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development (HUD) in a civil investigation regarding compliance with requirements relating to certain loans insured by the Federal Housing Administration (FHA).  No demand has been made and SecurityNational Mortgage has not established a liability for this matter absent a specific demand because it is not able to estimate a range of reasonably potential loss due to significant uncertainties regarding:  the absence of any specific demand, the potential remedies, including possible defenses, and the lack of information concerning the performance of its FHA insured originations, the majority of which SecurityNational Mortgage does not service. The investigation has focused on loans originated by SecurityNational Mortgage on or after January 1, 2006.  The FHA mortgage loans that SecurityNational Mortgage originated between January 1, 2006 and May 21, 2013 totaled approximately 45,900 loans with an original principal balance of approximately $7.9 billion.

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

Pre-need sales of cemetery interment rights (cemetery burial property), including revenue and costs associated with the sales of pre-need cemetery interment rights, are recognized in accordance with the retail land sales provisions of GAAP. Under GAAP, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of GAAP, described above.

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

Revenues and costs for at‑need sales are recorded when a valid contract exists, the services are performed, collection is reasonably assured, and there are no significant obligations remaining.

Mortgage Operations

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to GAAP at the time the sales of the mortgage loans comply with the sales criteria for the transfer of financial assets. The sales criteria is as follows: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage.

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

The appraised value of the real estate underlying the original mortgage loan adds significance to the Company's determination of fair value because, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all of the loans because any sale of loans would be made as a pool.

Loans that are foreclosed on are reclassified as other real estate held for investment. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage and rents the properties until it is deemed economically desirable to sell them.

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

Interest Rate Locks and Commitments

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

Mortgage Loans Foreclosed to REO

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

Mortgage Servicing Rights

Mortgage Service Rights (MSR) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on the loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of REO and property dispositions. The Company initially accounts for MSRs at fair value and subsequently accounts for them using the amortization method. MSR amortization is determined by amortizing the balance straight-line over an estimated seven and nine year life. The Company periodically assesses MSRs accounted for using the amortization method for impairment.

Mortgage Allowance for Loan Loss and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses is an allowance for losses on the Company's mortgage loans held for investment. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral.

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

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors. The Company may be required to reimburse third party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company's estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on total production. This estimate is based on the Company's historical experience. The amount accrued for and the charge to expense is included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities require various estimates and judgments and may be affected favorably or unfavorably by various internal and external factors.  These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities that arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and in estimating the ultimate amount of deferred tax assets recoverable in future periods. Factors affecting the deferred tax assets and liabilities include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, and changes to overall levels of pre-tax earnings.  Changes in these estimates, judgments or factors may result in an increase or decrease to the Company's deferred tax assets and liabilities with a related increase or decrease in the Company's provision for income taxes.

Results of Consolidated Operations

2015 Compared to 2014

Total revenues increased by $56,224,000, or 24.8%, to $283,161,000 for fiscal year 2015 from $226,937,000 for the fiscal year 2014. Contributing to this increase in total revenues was a $45,626,000 increase in mortgage fee income, a $5,704,000 increase in net investment income, a $3,401,000 increase in insurance premiums and other considerations, a $1,375,000 increase in other revenues, a $483,000 increase in realized gains on investments and other assets, and a $76,000 increase in net cemetery and mortuary sales. This increase in total revenues was partially offset by a $441,000 increase in other than temporary impairments.

Insurance premiums and other considerations increased by $3,401,000, or 6.4%, to $56,410,000 for 2015, from $53,009,000 for the comparable period in 2014. This increase was due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales in 2015.

Net investment income increased by $5,704,000, or 20.2%, to $34,008,000 for 2015, from $28,304,000 for the comparable period in 2014. This increase was primarily attributable to a $4,119,000 increase in income from short-term investments, a $1,021,000 increase in income from real estate, a $414,000 decrease in investment expenses, a $146,000 increase in interest from mortgage loans, a $57,000 increase in equity securities income, and an $8,000 increase in policy loans income. This increase was partially offset by a $61,000 decrease in fixed maturity securities income.

Net cemetery and mortuary sales increased by $76,000, or 0.7%, to $11,502,000 for 2015, from $11,426,000 for the comparable period in 2014. This increase was primarily due to a $249,000 increase in cemetery pre-need and at-need sales. This increase was partially offset by a $173,000 decrease in mortuary at-need sales.

Realized gains on investments and other assets increased by $483,000, or 25.2%, to $2,401,000 in realized gains for 2015, from $1,918,000 in realized gains for the comparable period in 2014. This increase in realized gains and losses on investments and other assets was primarily due to a $677,000 increase in gains and losses on other assets. This increase was partially offset by a $180,000 decrease in gains and losses on marketable securities, and a $14,000 decrease in gains and losses on fixed maturity securities held to maturity.

Other than temporary impairments on investments increased by $441,000, or 268.6%, to $605,000 for 2015 from $164,000 for the comparable period in 2014. This increase was due to a $192,000 increase in impairments on real estate held for investment and mortgage loans, and a $249,000 increase in impairments on marketable securities.

Mortgage fee income increased by $45,626,000, or 35.5%, to $174,323,000 for 2015, from $128,697,000 for the comparable period in 2014. This increase was primarily attributable to higher secondary gains from mortgage loans sold to investors and an increase in mortgage loan originations.

Other revenues increased by $1,375,000, or 36.7%, to $5,122,000 for 2015 from $3,747,000 for the comparable period in 2014. This increase was due to an increase in mortgage servicing revenues.

Total benefits and expenses were $263,339,000, or 93.0% of total revenues, for 2015, as compared to $214,456,000, or 94.5% of total revenues, for the comparable period in 2014.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,912,000, or 6.1%, to $50,762,000 for 2015, from $47,850,000 for the comparable period in 2014. This increase was primarily the result of an increase of $4,058,000 in death benefits, which was partially offset by decreases of $848,000 in future policy benefits, and $298,000 in surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $1,252,000, or 18.2%, to $5,641,000 for 2015, from $6,893,000 for the comparable period in 2014. This decrease was primarily due to improved persistency in the payment of premiums in the traditional life business.

Selling, general and administrative expenses increased by $45,809,000, or 29.6%, to $200,674,000 for 2015, from $154,865,000 for the comparable period in 2014. This increase was primarily due to a $22,059,000 increase in commission expenses, an $11,500,000 increase in personnel expenses, a $4,154,000 increase in other expenses, a $3,242,000 increase in the provision for loan losses, a $1,987,000 increase in costs related to funding mortgage loans, and a $1,715,000 increase in rent and rent related expenses. These increases were partially offset by a $1,146,000 decrease in advertising expenses.  These increased expenses in 2015 were primarily due to the additional costs and expenses associated with the Company's significant increases in the number of mortgage loan originations in 2015.

Interest expense increased by $1,464,000, or 48.9%, to $4,458,000 for 2015, from $2,994,000 for the comparable period in 2014. This increase was primarily due to an increase in outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $50,000, or 2.7%, to $1,803,000 for 2015, from $1,853,000 for the comparable period in 2014. This decrease was primarily due to a decrease in mortuary at-need sales, which was offset by an increase in cemetery pre-need and at-need sales.

Other comprehensive income for the years ended December 31, 2015 and December 31, 2014 amounted to gains of $95,000 and $220,000, respectively. This decrease of $125,000 in 2015 was primarily the result of a $706,000 unrealized loss in marketable securities offset by a gain of $581,000 in derivatives related to mortgage loans.

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

Other comprehensive income for the years ended December 31, 2014 and December 31, 2013 amounted to gain of $220,000 and a loss of $716,000, respectively. This increase of $936,000 in 2014 was primarily the result of a gain of $1,307,000 in derivatives related to mortgage loans offset by a $371,000 unrealized loss in marketable securities.

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

Mortgage Industry Risks. Developments in the mortgage industry and credit markets can adversely affect the Company's ability to sell its mortgage loans to investors, which can impact the Company's financial results by requiring it to assume the risk of holding and servicing any unsold loans.

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company could realize in the future on mortgage loans sold to third party investors. The Company's mortgage subsidiaries may be required to reimburse third party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company's estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The amounts expensed for loan losses in years ended December 31, 2015, 2014 and 2013 were $6,295,000, $3,053,000 and $1,846,000, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2015 and 2014, the balances were $2,806,000 and $1,718,000, respectively. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of December 31, 2015. There is a risk, however, that future loan losses may exceed the loan loss reserves and allowances.

As of December 31, 2015, the Company's long term mortgage loan portfolio consisted of $5,458,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $3,180,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $5,458,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2015 and 2014, the Company decreased its allowance for mortgage losses by $31,000 and increased its allowance for mortgage losses by $389,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2015 and 2014 were $1,848,000 and $2,003,000, respectively.

At various times third party investors have asserted that SecurityNational Mortgage sold mortgage loans that allegedly contained borrower misrepresentations or experienced early payment defaults, or that were otherwise allegedly defective or not in compliance with loan purchase agreements involving SecurityNational Mortgage.  As a result of these claims, third party investors have made demands at times that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $2,806,000 as of December 31, 2015 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan losses, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

Mortality and Morbidity Risks. The risk that the Company's actuarial assumptions may differ from actual mortality and morbidity experiences may cause the Company's products to be underpriced, may cause the Company to liquidate insurance or other claims earlier than anticipated, and other potentially adverse consequences to the business. The Company minimizes this risk through sound underwriting practices, asset and liability duration matching, and sound actuarial practices.

Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

During the twelve months ended December 31, 2015 and 2014, the Company's operations used and provided cash of $15,831,000 and $31,016,000, respectively. This was due primarily to a $47,752,000 increase in 2015 and a $7,362,000 decrease in 2014 in the balance of mortgage loans sold to investors.

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

The Company's investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $144,946,000 and $134,406,000 as of December 31, 2015 and 2014, respectively. This represents 35.8% and 30.9% of the total investments as of December 31, 2015, and 2014, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2015, 8.3% (or $11,990,000) and at December 31, 2014, 6.8% (or $9,192,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which are considered non‑investment grade.

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

If market conditions were to cause interest rates to change, the market value of the Company's fixed income portfolio, which includes bonds, preferred stock, and mortgage loans, could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value	$21,366	$10,683	$(12,759)	$(22,300)
(in thousands)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2015 and 2014, the life insurance subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity, and bank debt and notes payable were $152,154,000 as of December 31, 2015, as compared to $126,111,000 as of December 31, 2014. Stockholders' equity as a percent of total capitalization was 73.1% and 77.0% as of December 31, 2015 and December 31, 2014, respectively. Bank debt and notes payable increased by $11,889,000 for the twelve months ended December 31, 2015 as compared to December 31, 2014, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance was 7.4% in 2015 as compared to a rate of 7.0% for 2014.

At December 31, 2015, $35,960,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

At December 31, 2015, the Company was contingently liable under a standby letter of credit aggregating $576,776, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2015, the Company was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency related to claims filed in states where the Company is licensed. The Company does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2015 the Company was contingently liable under a standby letter of credit aggregating $48,220, issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to three unaffiliated warehouse banks.  On March 19, 2012, SecurityNational Mortgage and Wells Fargo Bank, N.A. ("Wells Fargo") entered into a loan purchase agreement in which Wells Fargo agreed to provide a warehouse line of up to $55,000,000 to fund certain approved mortgage loans originated by SecurityNational Mortgage. On December 10, 2015, SecurityNational Mortgage and Wells Fargo agreed to an amendment to the March 19, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $55,000,000 to $70,000,000.

On July 16, 2012, SecurityNational Mortgage and UBS Real Estate Securities Inc. ("UBS") entered into a loan purchase agreement in which UBS agreed to provide a warehouse line of up to $30,000,000 to fund mortgage loans originated by SecurityNational Mortgage. On October 26, 2012, SecurityNational Mortgage and UBS agreed to an amendment to the July 16, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $30,000,000 to $40,000,000. The loan purchase agreement between SecurityNational Mortgage and UBS expired on December 23, 2015.

On August 14, 2015, SecurityNational Mortgage entered into a loan purchase agreement with Texas Capital Bank. The loan purchase agreement provides a warehouse line of up to $30,000,000 to fund mortgage loans originated by SecurityNational Mortgage. SecurityNational Mortgage is listed as seller and the Company as guarantor in the agreement.

Generally, when mortgage loans are sold to the warehouse banks, the Company is no longer obligated to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on the mortgage loans between the date the loans are sold to warehouse banks and the settlement date with the third party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30-day LIBOR rate.

As of December 31, 2015, SecurityNational Mortgage had $197,890,000 in mortgage loans in which settlements with third party investors were still pending and Green Street Mortgage had $2,061,000 in mortgage loans in which settlements with third party investors were still pending.

The total of the Company unfunded residential construction loan commitments as of December 31, 2015 was $26,216,000.

The Company entered into a Construction and Term Loan Agreement ("Agreement") between Zions First National Bank and Dry Creek Property Development, Inc., the Company's wholly owned subsidiary. Under the terms of this Agreement the Company agrees to pay Zions First National Bank the current outstanding principal up to $27,500,000 plus interest. These funds are being used for the construction of a 282-unit multifamily development in Sandy City Utah. As of December 31, 2015, the Company has used $24,933,000 of these funds.

Contractual Obligations

The Company's contractual obligations as of December 31, 2015 and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$5,447,528	$8,050,425	$241,244	$22,321	$13,761,518
Bank and other loans payable	29,638,052	2,111,450	298,283	8,861,130	40,908,915
	$35,085,580	$10,161,875	$539,527	$8,883,451	$54,670,433

Casualty Insurance Program

In conjunction with the Company's casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The maximum exposure to loss related to the Company's involvement with this entity is limited to approximately $576,776, which is collateralized under a standby letter of credit issued on the insurance entity's behalf. See Note 9, "Reinsurance, Commitments and Contingencies," for additional discussion of commitments associated with the insurance program and Note 1, "Significant Accounting Policies", for further information on a standby letter of credit. As of December 31, 2015, there are no other entities that met the definition of a variable interest entity.

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

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Our audits also included the financial statements Schedule II, Schedule IV and Schedule V. The Company's management is responsible for these consolidated financial statements and schedules. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their earnings and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah March 30, 2016

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2015	2014
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$145,558,425	$135,018,347
Equity securities, available for sale, at estimated fair value	8,431,090	6,752,750
Mortgage loans on real estate and construction loans held for investment, net of allowances for loan losses of $1,848,120 and $2,003,055 for 2015 and 2014	112,546,905	120,050,072
Real estate held for investment, net of accumulated depreciation of $12,210,346 and $10,875,419 for 2015 and 2014	114,852,432	111,411,351
Policy and other loans, net of allowance for doubtful accounts of $906,616 and $693,413 for 2015 and 2014	39,582,421	34,125,428
Short-term investments	16,915,808	27,059,495
Accrued investment income	2,553,819	2,483,253
Total investments	440,440,900	436,900,696
Cash and cash equivalents	40,053,242	30,855,320
Mortgage loans sold to investors	115,286,455	67,534,400
Receivables, net	16,026,100	14,544,093
Restricted assets	9,359,802	9,347,797
Cemetery perpetual care trust investments	2,848,759	2,645,423
Receivable from reinsurers	13,400,527	12,036,263
Cemetery land and improvements	10,780,996	10,848,085
Deferred policy and pre-need contract acquisition costs	59,004,909	50,307,503
Mortgage servicing rights	12,679,755	7,834,747
Property and equipment, net	11,441,660	11,307,714
Value of business acquired	8,743,773	8,547,627
Goodwill	2,765,570	2,765,570
Other	7,100,869	5,594,324
Total Assets	$749,933,317	$671,069,562

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2015	2014
Liabilities
Future life, annuity, and other benefits	$517,177,388	$476,727,465
Unearned premium reserve	4,737,305	4,961,937
Bank and other loans payable	40,908,915	29,020,378
Deferred pre-need cemetery and mortuary contract revenues	12,816,227	13,242,143
Cemetery perpetual care obligation	3,465,771	3,406,718
Accounts payable	3,502,046	1,789,387
Other liabilities and accrued expenses	31,027,381	24,408,666
Income taxes	25,052,059	20,421,767
Total liabilities	638,687,092	573,978,461
Commitments and Contingencies	-	-
Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,109,100 shares in 2015 and 12,459,240 shares in 2014	26,218,200	24,918,480
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,709,640 shares in 2015 and 1,394,069 shares in 2014	3,419,280	2,788,138
Additional paid-in capital	30,232,582	25,931,119
Accumulated other comprehensive income, net of taxes	1,533,828	1,438,566
Retained earnings	52,021,764	44,101,252
Treasury stock, at cost - 930,546 Class A shares and -0- Class C shares in 2015; 986,264 Class A shares and -0- Class C shares in 2014	(2,179,429)	(2,086,454)
Total stockholders' equity	111,246,225	97,091,101
Total Liabilities and Stockholders' Equity	$749,933,317	$671,069,562

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2015	2014	2013
Revenues:
Insurance premiums and other considerations	$56,409,863	$53,008,679	$50,471,658
Net investment income	34,007,904	28,303,740	20,354,002
Net mortuary and cemetery sales	11,502,045	11,426,308	12,000,375
Realized gains on investments and other assets	2,401,359	1,918,176	1,418,051
Other than temporary impairments	(605,430)	(164,240)	(336,226)
Mortgage fee income	174,323,452	128,696,998	128,800,930
Other	5,121,807	3,747,013	2,606,230
Total revenues	283,161,000	226,936,674	215,315,020

Benefits and expenses:
Death benefits	31,158,281	27,100,278	26,048,325
Surrenders and other policy benefits	2,391,612	2,689,686	2,486,611
Increase in future policy benefits	17,212,001	18,060,151	19,594,890
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,641,293	6,892,978	5,181,837
Selling, general and administrative expenses:
Commissions	81,935,623	59,876,675	65,979,564
Personnel	60,860,275	49,360,406	42,795,925
Advertising	5,730,197	4,584,436	4,837,714
Rent and rent related	7,850,776	6,135,876	5,457,988
Depreciation on property and equipment	2,183,496	2,177,165	1,621,069
Provision for loan losses and loss reserve	6,295,043	3,053,403	1,751,472
Costs related to funding mortgage loans	8,864,404	6,877,069	6,635,290
Other	26,954,378	22,800,066	18,328,005
Interest expense	4,458,612	2,994,429	2,853,701
Cost of goods and services sold – mortuaries and cemeteries	1,803,444	1,853,103	1,918,902

Total benefits and expenses	263,339,435	214,455,721	205,491,293

Earnings before income taxes	19,821,565	12,480,953	9,823,727
Income tax expense	(7,198,685)	(4,726,305)	(2,237,806)

Net earnings	$12,622,880	$7,754,648	$7,585,921

Net earnings per Class A equivalent common share (1)	$0.92	$0.59	$0.58

Net earnings per Class A equivalent common share - assuming dilution(1)	$0.89	$0.57	$0.55

Weighted average Class A equivalent common shares outstanding (1)	13,722,201	13,176,187	13,023,473

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	14,210,352	13,605,916	13,669,797

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Class C common shares have been adjusted retroactively for the effect of the 1-for-10 reverse stock split that was approved by the stockholders in 2014. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is $7.99, $5.51 and $5.39 per share for 2015, 2014 and 2013, respectively, and $6.87, $4.56 and $4.23 per share-assuming dilution for 2015, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2015	2014	2013
Net earnings	$12,622,880	$7,754,648	$7,585,921
Other comprehensive income:
Changes in:
Net unrealized gains (losses) on derivative instruments	866,605	286,018	(1,020,754)
Net unrealized gains (losses) on available for sale securities	(771,343)	(65,848)	304,791
Other comprehensive gain (loss)	95,262	220,170	(715,963)
Comprehensive income	$12,718,142	$7,974,818	$6,869,958

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2013	$21,687,152	$2,194,820	$21,262,140	$1,934,359	$35,114,072	$(2,380,434)	$79,812,109
		.
Net earnings	-	-	-	-	7,585,921	-	7,585,921
Other comprehensive loss	-	-	-	(715,963)	-	-	(715,963)
Stock based compensation	-	-	88,369	-	-	-	88,369
Exercise of stock options	719,572	422,422	(345,845)	-	-	(543,334)	252,815
Sale of treasury stock	-	-	428,794	-	-	299,143	727,937
Stock dividends	1,124,304	126,685	1,782,418	-	(3,033,406)	-	1
Conversion Class C to Class A	83,546	(83,545)	(1)	-	-	-	-
Balance at December 31, 2013	23,614,574	2,660,382	23,215,875	1,218,396	39,666,587	(2,624,625)	87,751,189

Net earnings	-	-	-	-	7,754,648	-	7,754,648
Other comprehensive income	-	-	-	220,170	-	-	220,170
Stock based compensation	-	-	391,220	-	-		391,220
Reverse stock split true up	-	30	-	-	(30)	-	-
Exercise of stock options	108,824	-	(34,800)	-	-	-	74,024
Sale of treasury stock	-	-	361,679	-	-	538,171	899,850
Stock dividends	1,190,040	132,767	1,997,147	-	(3,319,954)	-	-
Conversion Class C to Class A	5,042	(5,041)	(2)	-	1	-	-
Balance at December 31, 2014	24,918,480	2,788,138	25,931,119	1,438,566	44,101,252	(2,086,454)	97,091,101

Net earnings	-	-	-	-	12,622,880	-	12,622,880
Other comprehensive income	-	-	-	95,262	-	-	95,262
Stock based compensation	-	-	387,608	-	-	-	387,608
Exercise of stock options	47,922	483,304	(55,717)	-	-	(441,832)	33,677
Sale of treasury stock	-	-	666,840	-	-	530,396	1,197,236
Purchase of treasury stock	-	-	-	-	-	(181,539)	(181,539)
Stock dividends	1,248,966	150,670	3,302,732	-	(4,702,368)	-	-
Conversion Class C to Class A	2,832	(2,832)	-	-	-	-	-
Balance at December 31, 2015	$26,218,200	$3,419,280	$30,232,582	$1,533,828	$52,021,764	$(2,179,429)	$111,246,225

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$12,622,880	$7,754,648	$7,585,921
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized gains on investments and other assets	(2,401,359)	(1,918,176)	(1,418,051)
Other than temporary impairments	605,430	164,240	336,226
Depreciation and amortization	5,023,985	4,389,472	4,160,760
Provision for losses on real estate accounts and loans receivable	524,237	743,386	(584,873)
Amortization of premiums and discounts	269,681	238,687	103,032
Provision for deferred and other income taxes	4,362,664	3,072,642	416,269
Policy and pre-need acquisition costs deferred	(13,061,573)	(10,159,895)	(9,666,040)
Policy and pre-need acquisition costs amortized	4,364,167	5,590,332	3,841,565
Value of business acquired amortized	1,277,126	1,302,646	1,340,272
Servicing asset at amortized cost, additions	(6,217,551)	(3,741,381)	(2,494,254)
Amortization of mortgage servicing rights	1,372,543	750,735	447,623
Stock based compensation expense	387,608	391,220	88,369
Benefit plans funded with treasury stock	1,197,236	899,850	727,937
Change in assets and liabilities:
Land and improvements held for sale	67,089	(216,512)	(36,345)
Future life and other benefits	15,232,634	14,084,894	19,182,046
Receivables for mortgage loans sold	(47,752,055)	7,362,353	15,668,188
Other operating assets and liabilities	6,294,010	306,668	(3,046,791)
Net cash provided by (used in) operating activities	(15,831,248)	31,015,809	36,651,854
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(22,604,453)	(3,449,187)	(22,849,622)
Calls and maturities - fixed maturity securities	11,952,402	11,850,864	8,518,848
Securities available for sale:
Purchase - equity securities	(9,336,175)	(5,996,993)	(2,807,367)
Sales - equity securities	6,559,555	3,851,664	4,528,862
Purchases of short-term investments	(47,160,050)	(18,587,022)	(19,827,619)
Sales of short-term investments	57,188,522	3,663,246	48,617,290
Sales (purchases) of restricted assets	(40,763)	(2,628,764)	2,777,715
Change in assets for perpetual care trusts	(267,717)	(230,921)	(255,204)
Amount received for perpetual care trusts	59,053	140,587	113,130
Mortgage, policy, and other loans made	(372,334,883)	(286,974,069)	(160,737,841)
Payments received for mortgage, policy, and other loans	371,254,833	267,763,998	133,260,148
Purchases of property and equipment	(3,632,690)	(1,520,443)	(3,570,334)
Disposal of property and equipment	2,899,322	894,805	33,900
Purchases of real estate held for investment	(16,725,475)	(19,317,567)	(26,749,586)
Sale of real estate held for investment	13,540,913	7,269,475	3,352,446
Cash received from reinsurance	24,020,215	13,553,864	2,466,175
Cash paid for purchase of subsidiaries, net of cash acquired	-	(15,011,193)	-
Net cash provided by (used in) investing activities	15,372,609	(44,727,656)	(33,129,059)

See accompanying notes to consolidated financial statements

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2015	2014	2013
Cash flows from financing activities:
Annuity contract receipts	$10,172,170	$10,051,662	$9,385,168
Annuity contract withdrawals	(12,273,707)	(14,519,563)	(14,866,251)
Proceeds from stock options exercised	33,677	74,024	252,815
Purchase of treasury stock	(181,539)	-	-
Repayment of bank loans and notes and contracts payable	(1,967,197)	(2,357,468)	(2,292,037)
Proceeds from bank borrowings	13,873,157	13,115,348	13,314,594
Change in line of credit borrowings	-	-	(4,608,204)
Net cash provided by financing activities	9,656,561	6,364,003	1,186,085
Net change in cash and cash equivalents	9,197,922	(7,347,844)	4,708,880
Cash and cash equivalents at beginning of year	30,855,320	38,203,164	33,494,284
Cash and cash equivalents at end of year	$40,053,242	$30,855,320	$38,203,164

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$3,246,712	$981,820	$3,930,297

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1)    Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the "Company") operate in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California and eleven southern states. The cemetery and mortuary segment of the Company consists of seven mortuaries and five cemeteries in Utah and one cemetery in California. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Florida, Nevada, Texas, and Utah.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of certain amounts in prior years has been reclassified to conform to the 2015 presentation.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

Mortgage loans on real estate, and construction loans held to maturity are carried at their unpaid principal balances adjusted for charge-offs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

Mortgage loans are collateral dependent and require an appraisal at the time of underwriting and funding.  Generally the Company will fund a loan not to exceed 80% of the loan's collateral fair market value.  Amounts over 80% will require mortgage insurance by an approved third party insurer.  Once a loan is deemed to be impaired the Company will review the market value of the collateral and provide an allowance for any impairment.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1)        Significant Accounting Policies (Continued)

Mortgage loans sold to investors are carried at the amount due from third party investors, which is the estimated fair value at the balance sheet date since these amounts are generally collected within a short period of time.

Real estate held for investment is carried at cost, less accumulated depreciation provided on a straight‑line basis over the estimated useful lives of the properties, or is adjusted to a new basis for impairment in value, if any. Included are foreclosed properties which the Company intends to hold for investment purposes.  These properties are recorded at the lower of cost or fair value upon foreclosure.

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

Realized gains and losses on investments arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management's judgment a decline in the value of an investment below cost is other-than-temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other-than-temporary include: the financial condition, business prospects and credit worthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and the Company's ability and intent to hold the investment until the fair value recovers, which is not assured.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1)        Significant Accounting Policies (Continued)

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

Deferred Policy Acquisition Costs and Value of Business Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business have been deferred. Deferred policy acquisition costs ("DAC") for traditional life insurance are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For interest-sensitive insurance products, deferred policy acquisition costs are amortized generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated. Deferred acquisition costs are written off when policies lapse or are surrendered.

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

The total residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans.  The value of MSRs is derived from the net cash flows associated with the servicing contracts. The Company receives a servicing fee of generally about 0.250% annually on the remaining outstanding principal balances of the loans. Based on the result of the cash flow analysis, an asset or liability is recorded for mortgage servicing rights. The servicing fees are collected from the monthly payments made by the mortgagors. An accrual for servicing fees is recorded on uncollected mortgage payments less than 90 days delinquent. A servicing fee accrual is not made on any mortgage payments due more than 90 days delinquent. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges, and collateral reconveyance charges and the Company is generally entitled to retain the interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial term of 30 years and MSRs backed by mortgage loans with initial term of 15 years. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. MSR amortization is determined by amortizing the balance straight-line over an estimated seven and nine year life.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1)        Significant Accounting Policies (Continued)

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

Interest Rate Locks and Commitments

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1)        Significant Accounting Policies (Continued)

Call and Put Options

The Company has adopted a strategy of selling "out of the money" call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company has adopted the selling of put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for options is adjusted to fair value at each reporting date. In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain on the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option.

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

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 2 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as real estate held for investment . The Company will rent the properties until it is deemed desirable to sell them.

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
Years Ended December 31, 2015, 2014 and 2013

1)        Significant Accounting Policies (Continued)

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries' experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10%. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred. Increases in future policy benefits are charged to expense.

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

Participating Insurance

Participating business constituted 2%, 2%, and 2% of insurance in force for 2015, 2014 and 2013, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

Sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sale of cemetery interment rights are recognized in accordance with the retail land sales provisions based on GAAP. Under GAAP, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected.

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
Years Ended December 31, 2015, 2014 and 2013

1)        Significant Accounting Policies (Continued)

Prearranged funeral and pre-need cemetery customer acquisition costs - costs incurred related to obtaining new pre-need contract cemetery and prearranged funeral services are accounted for under the guidance of the provisions based on GAAP. Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral services, are deferred until the merchandise is delivered or services are performed.

Revenues and costs for at‑need sales are recorded when a valid contract exists, the services are performed, collection is reasonably assured and there are no significant obligations remaining.

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

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to GAAP at the time the sales of mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1)        Significant Accounting Policies (Continued)

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

The appraised value of the real estate underlying the original mortgage loan adds support to the Company's determination of fair value because if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all of the loans because any sale of loans would be made as a pool.

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

Commercial Loans

Each quarter, management reviews the current commercial loans and determines if an allowance is required based on the Company's actual experience of losses on impaired commercial loans. To date, the Company has not incurred any significant losses. The carrying value of all commercial loans is supported by appraisals and cash flow analysis of revenue received. Also, the Company does not accrue any interest income or capitalize any of the foreclosure costs on impaired commercial loans.

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
Years Ended December 31, 2015, 2014 and 2013

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

Each quarter the Company also analyzes its current loan portfolio and determines the level of allowance needed for loans that are listed as current in the portfolio. The basis of the analysis places a higher weight on loans with high loan to value ratios, those that lack mortgage insurance, and certain loan types that have a higher percentage of default based on the Company's experience.

Each quarter the Company makes further analysis of the foreclosed properties to determine if any additional allowances are necessary by comparing national indexes of loan to value ratios by region to the Company's loan to value ratios. Based upon the above procedures, the Company's management believes that residential and residential construction loans are reflected in the Company's financial statements at the lower of cost or market in accordance with GAAP requirements.

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the "more-likely-than-not" threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax penalties are included as a component of other expenses.

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
Years Ended December 31, 2015, 2014 and 2013

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

ASU No. 2016-01: " Financial Instruments – Overall (Topic 825-10)" – Issued in January 2016, ASU 2016-01 changes the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders' equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments.  The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is in the process of evaluating the potential impact of this standard.

ASU No. 2016-02: "Leases (Topic 842)" - Issued in February 2016, ASU 2016-02 supersedes the leases requirements in ASC Topic 840, "Leases", and was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the potential impact of this standard.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company's results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)    Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015:
Fixed maturity securities held to maturity carried at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$3,560,579	$292,869	$(4,743)	$3,848,705

Obligations of states and political subdivisions	1,805,828	182,073	(1,040)	1,986,861

Corporate securities including public utilities	134,488,108	9,836,355	(5,501,743)	138,822,720

Mortgage-backed securities	5,091,887	190,867	(75,580)	5,207,174

Redeemable preferred stock	612,023	29,675	-	641,698

Total fixed maturity securities held to maturity	$145,558,425	$10,531,839	$(5,583,106)	$150,507,158

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,891,500	$213,683	$(1,674,093)	$8,431,090

Total securities available for sale carried at estimated fair value	$9,891,500	$213,683	$(1,674,093)	$8,431,090

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$46,020,490
Residential construction	34,851,557
Commercial	33,522,978
Less: Allowance for loan losses	(1,848,120)

Total mortgage loans on real estate and construction loans held for investment	$112,546,905

Real estate held for investment - net of depreciation	$114,852,432

Policy and other loans at amortized cost:
Policy loans	$6,896,457
Other loans	33,592,580
Less: Allowance for doubtful accounts	(906,616)

Total policy and other loans at amortized cost	$39,582,421

Short-term investments at amortized cost	$16,915,808

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)      Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2015 and 2014. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized . Loss
At December 31, 2015

U.S. Treasury Securities and Obligations of U.S. Government Agencies	$4,743	2	$-	0	$4,743
Obligations of States and Political Subdivisions	-	0	1,040	1	1,040
Corporate Securities	3,701,572	98	1,800,171	18	5,501,743
Mortgage and other asset-backed securities	75,580	4	-	0	75,580
Total unrealized losses	$3,781,895	104	$1,801,211	19	$5,583,106
Fair Value	$34,076,401		$3,809,957		$37,886,358

At December 31, 2014
Obligations of States and Political Subdivisions	$-	0	$5,278	1	$5,278
Corporate Securities	548,310	21	432,047	11	980,357
Mortgage and other asset-backed securities	3,966	1	7,928	0	11,894
Total unrealized losses	$552,276	22	$445,253	12	$997,529
Fair Value	$7,081,352		$2,777,587		$9,858,939

The average market value of the related fixed maturities was 87.2% and 90.8% of amortized cost as of December 31, 2015 and 2014, respectively. During 2015, 2014 and 2013, an other than temporary decline in market value resulted in the recognition of credit losses on fixed maturity securities of $120,000, $120,000 and $120,000, respectively.

On a quarterly basis, the Company reviews its available for sale and held to maturity fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other-than-temporary, the security is written down to the impaired value and an impairment loss is recognized.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)      Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at December 31, 2015 and 2014. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2015
Industrial, miscellaneous and all other	$997,862	222	$676,232	74	$1,674,094
Total unrealized losses	$997,862	222	$676,232	74	$1,674,094
Fair Value	$4,177,709		$760,860		$4,938,569

At December 31, 2014
Industrial, miscellaneous and all other	$327,389	138	$492,744	27	$820,133
Total unrealized losses	$327,389	138	$492,744	27	$820,133
Fair Value	$2,162,425		$676,706		$2,839,131

The average market value of the equity securities available for sale was 74.7% and 77.6% of the original investment as of December 31, 2015 and 2014, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During 2015, 2014, and 2013, an other than temporary decline in the market value resulted in the recognition of an impairment loss on equity securities of $293,714, $44,240, and $100,304, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)            Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2016	$5,496,865	$5,592,783
Due in 2017 through 2020	34,664,714	36,788,278
Due in 2021 through 2025	34,792,146	35,259,361
Due after 2025	64,900,790	67,017,864
Mortgage-backed securities	5,091,887	5,207,174
Redeemable preferred stock	612,023	641,698
Total held to maturity	$145,558,425	$150,507,158

The cost and estimated fair value of available for sale securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

		Estimated Fair
	Cost	Value
Available for Sale:
Common stock	$9,891,500	$8,431,090
Total available for sale	$9,891,500	$8,431,090

The Company's realized gains and losses and other than temporary impairments from investments and other assets are summarized as follows:

	2015	2014	2013

Fixed maturity securities held to maturity:
Gross realized gains	$387,162	$390,203	$97,238
Gross realized losses	(82,166)	(71,800)	(41,164)
Other than temporary impairments	(120,000)	(120,000)	(120,000)

Securities available for sale:
Gross realized gains	180,602	349,207	540,990
Gross realized losses	(66,850)	(55,222)	(2,678)
Other than temporary impairments	(293,714)	(44,240)	(100,304)

Other assets:
Gross realized gains	2,067,438	1,445,596	824,203
Gross realized losses	(84,827)	(139,808)	(538)
Other than temporary impairments	(191,716)	-	(115,922)
Total	$1,795,929	$1,753,936	$1,081,825

The net carrying amount for sales of securities classified as held to maturity was $2,569,712, $2,840,709 and $1,455,835, for the years ended December 31, 2015, 2014 and 2013, respectively.  The net realized gain related to these sales was $311,752, $20,722 and $12,533, for the years ended December 31, 2015, 2014 and 2013, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)            Investments (Continued)

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2015, other than investments issued or guaranteed by the United States Government.
Major categories of net investment income are as follows:
	2015	2014	2013
Fixed maturity securities	$8,168,441	$8,229,451	$8,265,949
Equity securities	269,795	212,917	210,491
Mortgage loans on real estate	7,696,533	7,550,110	4,666,910
Real estate	9,454,567	8,433,895	6,658,185
Policy and other loans	749,917	741,220	799,703
Short-term investments, principally gains on sale of mortgage loans	16,516,202	12,397,382	8,952,584
Gross investment income	42,855,455	37,564,975	29,553,822
Investment expenses	(8,847,551)	(9,261,235)	(9,199,820)
Net investment income	$34,007,904	$28,303,740	$20,354,002

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $369,632, $356,369 and $341,430 for 2015, 2014 and 2013, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $8,815,542 and $8,886,001 at December 31, 2015 and 2014, respectively. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

Real Estate

The Company continues to strategically deploy resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development and lending foreclosures. The Company reports real estate held for investment pursuant to the accounting policy discussed in Note 1 and Note 16 of the Notes to Consolidated Financial Statements.

Commercial Real Estate Held for Investment

The Company owns and manages commercial real estate assets as a means of generating investment income. These assets are acquired in accordance with the Company's goals and objectives for risk-adjusted returns. Due diligence is conducted on each asset using internal and third party reports. Geographic locations and asset classes of the investment activity is determined by senior management under the direction of the Board of Directors.

The Company employs full-time employees to attend to the day-to-day operations of those assets within the greater Salt Lake area and close surrounding markets.  The Company utilizes third party property managers when the geographic boundary does not warrant full-time staff or through strategic lease-up periods. The Company generally looks to acquire assets in regions that are high growth regions for employment and population and in assets that provide operational efficiencies.

The Company currently owns and operates 9 commercial properties in 5 states. These properties include industrial warehouses, office building and retail centers. The assets are primarily held without debt; however, the Company does use debt in strategic cases to leverage established yields or to acquire higher quality, or class, of asset.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)            Investments (Continued)

The following is a summary of the Company's investment in commercial real estate for the periods presented:

	Net Ending Balance				Total Square Footage
	December 31				December 31
	2015		2014		2015	2014
Arizona	$463,774	(1)	$477,012	(1)	16,270	16,270
Kansas	11,537,335		10,103,497		222,679	222,679
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	3,768,542		3,748,571		23,470	23,470
Utah	17,403,746		17,849,072		253,244	297,587

	$33,180,397		$32,185,152		515,663	560,006

(1) Includes Vacant Land

Residential Real Estate Held for Investment

The Company owns a portfolio of residential homes primarily as a result of loan foreclosures.  The strategy has been to lease these homes to produce cash flow, and allow time for the economic fundamentals to return to the various markets. Once the market for these homes return, the Company engages in the disposition of these assets at prices above the book value or at a discount far less than what would have been realized at the time of foreclosure.

The Company established Security National Real Estate Services ("SNRE") in 2013 to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.

As of December 31, 2015, SNRE manages 142 residential properties in 11 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village, in Sandy Utah.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)            Investments (Continued)

The following is a summary of the Company's investment in residential real estate for the periods presented:

	Net Ending Balance
	December 31
	2015		2014
Arizona	$944,614		$1,156,808
California	6,158,253		8,119,757
Colorado	553,230		751,825
Florida	9,203,624		10,715,478
Idaho	-		276,321
Illinois	165,800		223,033
Louisiana	-		323,570
Mississippi	-		3,171
Nebraska	-		77,247
Oklahoma	99,862		198,486
Oregon	120,000		1,018,245
South Carolina	823,872		850,000
Texas	1,198,860		1,815,373
Utah	62,117,738	(1)	53,410,703	(2)
Washington	286,182		286,182
	$81,672,035		$79,226,199

(1)	Includes Dry Creek at East Village - 274,000 square feet with a net book value of $36,676,404

(2)	Includes Dry Creek at East Village - 74,000 square feet with a net book value of $22,855,164

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or 13% of the overall commercial real estate holdings.

As of December 31, 2015, real estate owned and occupied by the company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
5300 South 360 West, Salt Lake City, UT (1)	Corporate Offices, Life Insurance and Cemetery/Mortuary Operations	36,000	100%
5201 Green Street, Salt Lake City, UT	Mortgage Operations	36,899	34%
3935 I-55 South Frontage Road, Jackson, MS (1)	Life Insurance Operations	12,300	100%

(1) These two assets are included in property and equipment on the Consolidated Balance Sheet

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2015, the Company has 51%, 14%, 10% and 8% of its mortgage loans from borrowers located in the states of Utah, California, Texas and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,848,120 and $2,003,055 at December 31, 2015 and 2014, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)            Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans
Years Ended December 31

	Commercial	Residential	Residential Construction	Total
2015
Allowance for credit losses:
Beginning balance	$187,129	$1,715,812	$100,114	$2,003,055
Charge-offs	-	(123,942)	-	(123,942)
Provision	-	(30,993)	-	(30,993)
Ending balance	$187,129	$1,560,877	$100,114	$1,848,120

Ending balance: individually evaluated for impairment	$-	$305,962	$-	$305,962

Ending balance: collectively evaluated for impairment	$187,129	$1,254,915	$100,114	$1,542,158

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$33,522,978	$46,020,490	$34,851,557	$114,395,025

Ending balance: individually evaluated for impairment	$-	$3,087,161	$93,269	$3,180,430

Ending balance: collectively evaluated for impairment	$33,522,978	$42,933,329	$34,758,287	$111,214,594

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

2014
Allowance for credit losses:
Beginning balance	$187,129	$1,364,847	$100,114	$1,652,090
Charge-offs	-	(38,444)	-	(38,444)
Provision	-	389,409	-	389,409
Ending balance	$187,129	$1,715,812	$100,114	$2,003,055

Ending balance: individually evaluated for impairment	$-	$153,446	$-	$153,446

Ending balance: collectively evaluated for impairment	$187,129	$1,562,366	$100,114	$1,849,609

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$35,388,756	$53,592,433	$33,071,938	$122,053,127

Ending balance: individually evaluated for impairment	$-	$1,556,182	$414,499	$1,970,681

Ending balance: collectively evaluated for impairment	$35,388,756	$52,036,251	$32,657,439	$120,082,446

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)            Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented.

Age Analysis of Past Due Mortgage Loans
Years Ended December 31

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
2015
Commercial	$-	$-	$-	$-	$-	$33,522,978	$33,522,978	$(187,129)	$33,335,849
Residential	1,162,102	884,143	2,212,993	3,087,161	7,346,399	38,674,091	46,020,490	(1,560,877)	44,459,613
Residential Construction	-	-	64,895	93,269	158,164	34,693,393	34,851,557	(100,114)	34,751,443

Total	$1,162,102	$884,143	$2,277,888	$3,180,430	$7,504,563	$106,890,462	$114,395,025	$(1,848,120)	$112,546,905

2014
Commercial	$-	$-	$-	$-	$-	$35,388,756	$35,388,756	$(187,129)	$35,201,627
Residential	1,631,142	1,174,516	5,464,901	1,556,182	9,826,741	43,765,692	53,592,433	(1,715,812)	51,876,621
Residential Construction	-	-	64,895	414,499	479,394	32,592,544	33,071,938	(100,114)	32,971,824

Total	$1,631,142	$1,174,516	$5,529,796	$1,970,681	$10,306,135	$111,746,992	$122,053,127	$(2,003,055)	$120,050,072

1) There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

Impaired Loans
Years Ended December 31

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2015
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	93,269	93,269	-	93,269	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	93,269	93,269	-	93,269	-

2014
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	414,499	414,499	-	414,499	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	414,499	414,499	-	414,499	-

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
Years Ended December 31, 2015, 2014 and 2013

2)            Investments (Continued)

The Company's performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity
Years Ended December 31

	Commercial		Residential		Residential Construction		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Performing	$33,522,978	$35,388,756	$40,720,336	$46,571,350	$34,693,393	$32,592,544	$108,936,707	$114,552,650
Non-performing	-	-	5,300,154	7,021,083	158,164	479,394	5,458,318	7,500,477

Total	$33,522,978	$35,388,756	$46,020,490	$53,592,433	$34,851,557	$33,071,938	$114,395,025	$122,053,127
Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $268,000 and $535,000 as of December 31, 2015 and 2014, respectively.

The following is a summary of mortgage loans on a non-accrual status for the periods presented.

	Years Ended December 31
	2015	2014
Residential	$5,300,154	$7,021,083
Residential construction	158,164	479,394
Total	$5,458,318	$7,500,477

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans on real estate and construction loans held for investment by category as of December 31, 2015 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2016	2017-2020	Thereafter
Residential	$46,020,490	$5,018,321	$12,625,406	$28,376,763
Residential Construction	34,851,557	29,806,506	5,045,051	-
Commercial	33,522,978	22,884,669	7,983,293	2,655,017
Total	$114,395,025	$57,709,496	$25,653,750	$31,031,779

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2)            Investments (Continued)

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	December 31
	2015	2014
Balance, beginning of period	$1,718,150	$5,506,532
Provisions for losses	6,295,043	3,053,403
Charge-offs and settlements	(5,207,293)	(6,841,785)
Balance, at December 31	$2,805,900	$1,718,150

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

3)    Receivables

Receivables consist of the following:

	December 31
	2015	2014
Trade contracts	$12,855,595	$12,166,838
Receivables from sales agents	3,280,423	1,951,677
Held in Escrow – Southern Security	245,088	278,331
Other	1,345,690	1,428,106
Total receivables	17,726,796	15,824,952
Allowance for doubtful accounts	(1,700,696)	(1,280,859)
Net receivables	$16,026,100	$14,544,093

4)      Value of Business Acquired and Goodwill

Information with regard to value of business acquired is as follows:

	December 31
	2015	2014
Balance at beginning of year	$8,547,627	$8,680,845
Value of business acquired	1,473,272	1,169,428
Imputed interest at 7%	590,108	591,412
Amortization	(1,867,234)	(1,894,058)
Net amortization charged to income	(1,277,126)	(1,302,646)
Balance at end of year	$8,743,773	$8,547,627

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,199,000, $1,115,000, $1,037,000, $947,000, and $873,000 for the years 2016 through 2020. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2015, value of business acquired is being amortized over a weighted average life of 6.0 years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

4)            Value of Business Acquired and Goodwill (Continued)

Information with regard to goodwill acquired is as follows:
	December 31
	2015	2014
Balance at beginning of year	$2,765,570	$677,039
Goodwill acquired	-	2,373,722	(1)
Other	-	(285,191)	(2)

Balance at end of year	$2,765,570	$2,765,570

(1)	Goodwill acquired due to the acquisition of American Funeral Financial in 2014.
(2)	Goodwill eliminated due to the sale of Paradise Chapel Funeral Home assets in 2014.

Goodwill is not amortized but tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill.

5)      Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2015	2014
Land and buildings	$13,126,195	$11,904,100
Furniture and equipment	16,613,862	15,822,957
	29,740,057	27,727,057
Less accumulated depreciation	(18,298,397)	(16,419,343)
Total	$11,441,660	$11,307,714

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $2,183,496, $2,177,165 and $1,621,069, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

6)        Bank and Other Loans Payable

Bank loans payable are summarized as follows:

	December 31
	2015	2014
6.34% note payable in monthly installments of $13,556 including principal and interest, collateralized by real property with a book value of approximately $498,000, due November 2017.	$312,240	$466,937

2.50% note payable in monthly principal payments of $11,127 plus interest, collateralized by real property with a book value of approximately $5,815,000, due May 2016.	3,260,266	3,398,099

Mark to market of interest rate swaps (discussed below) adjustment	13,947	31,370

3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, paid in full.	-	461,889

3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due January 2018.	2,062,512	2,994,999

4.40% note payable in monthly installments of $46,825 including principal and interest, collateralized by real property with a book value of approximately $11,989,000, due January 2026.	8,135,438	8,333,550

4.329% note payable in monthly installments of $9,775 including principal and interest, collateralized by real property with a book value of approximately $3,089,000, due September 2025.	2,020,993	-

2.75% above the 90 day LIBOR rate (3.1523% at December 31, 2015) construction and term loan payable, collateralized by real property with a book value of approximately $36,676,000, due October 2016.	24,933,346	13,085,189

Other collateralized bank loans payable	169,212	247,384
Other notes payable	961	961
Total bank and other loans	40,908,915	29,020,378

Less current installments	29,638,052	5,248,043
Bank and other loans, excluding current installments	$11,270,863	$23,772,335

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

6)        Bank and Other Loans Payable (Continued)

At December 31, 2015 and 2014, the fair value of the interest rate swap was an unrealized loss of $13,947 and $31,370, respectively, and was computed based on the underlying variable Libor rate plus 1.65%, or 2.65% per annum. The unrealized loss resulted in a derivative liability of $13,947 and $31,370 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2015 and 2014 was $17,423 and $26,940, respectively. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.75% at December 31, 2015), secured by the capital stock of Security National Life and maturing June 30, 2016, renewable annually. At December 31, 2015, the Company was contingently liable under a standby letter of credit aggregating $576,776, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2015, there were no amounts outstanding under the revolving line-of-credit.

The Company has a $15,000,000 revolving line-of-credit with a bank with interest payable at the variable overnight Libor rate plus 2% (2.375% at December 31, 2015), secured by bond investments of the Company and maturing June 30, 2016. At December 31, 2015, the Company was contingently liable under a standby letter of credit aggregating $48,220, issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. As of December 31, 2015, there were no amounts outstanding under the revolving line-of-credit.

The Company has a $2,150,000 revolving line-of-credit with a bank with interest payable at the prime rate plus 1.25% (4.75% at December 31, 2015), secured by the capital stock of Security National Life and maturing June 30, 2016. At December 31, 2015, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency relating to claims filed in states where SecurityNational Mortgage is licensed. The Company does not expect any material losses to result from the issuance of the standby letter of credit. As of December 31, 2015, there were no amounts outstanding under the revolving line-of-credit.

The Company has an $8,700,000 revolving line-of-credit with a bank with interest payable at the prime rate plus 2.50% (6.00% at December 31, 2015), secured by real estate and maturing June 30, 2016. As of December 31, 2015, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2016	$29,638,052
2017	1,451,815
2018	372,668
2019	286,967
2020	298,283
Thereafter	8,861,130
Total	$40,908,915

Interest paid approximated interest expense in 2015, 2014 and 2013, which was $4,458,612, $2,994,429 and $2,853,701, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

7)    Cemetery and Mortuary Endowment Care and Pre‑need Merchandise Funds

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

The components of the cemetery perpetual care obligation are as follows:

	December 31
	2015	2014
Trust investments, at market value	$2,848,759	$2,645,423
Note receivables from Cottonwood Mortuary Singing Hills Cemetery and Memorial Estates eliminated in consolidation	1,780,618	1,847,892
Total trust assets	4,629,377	4,493,315
Cemetery perpetual care obligation	(3,465,771)	(3,406,718)
Fair value of trust assets in excess of trust obligations	$1,163,606	$1,086,597

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

Assets in the restricted asset account are summarized as follows:

	December 31
	2015	2014
Cash and cash equivalents	$7,206,863	$7,274,685
Mutual funds	596,994	627,154
Fixed maturity securities	8,775	8,775
Equity securities	89,450	88,048
Participating in mortgage loans with Security National Life	1,457,720	1,349,135
Total	$9,359,802	$9,347,797

A surplus note receivable in the amount of $4,000,000 at December 31, 2015 and 2014, from Security National Life, was eliminated in consolidation.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

8)    Income Taxes

The Company's income tax liability (benefit) is summarized as follows:

	December 31
	2015	2014
Current	$(215,366)	$(333,350)
Deferred	25,267,425	20,755,117
Total	$25,052,059	$20,421,767

Significant components of the Company's deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2015	2014
Assets
Future policy benefits	$(8,023,302)	$(6,856,001)
Loan loss reserve	(1,163,700)	(670,078)
Unearned premium	(1,610,684)	(1,687,059)
Available for sale securities	(150,984)	(125,797)
Net operating loss	(588,537)	(1,738,137)
Deferred compensation	(1,994,927)	(1,279,860)
Deposit obligations	(1,026,984)	(1,018,313)
Other	(2,242,029)	(1,398,152)
Less: Valuation allowance	5,276,431	5,276,431
Total deferred tax assets	(11,524,716)	(9,496,966)

Liabilities
Deferred policy acquisition costs	14,838,604	12,271,954
Basis difference in property and equipment	9,375,146	7,049,551
Value of business acquired	2,972,883	2,906,193
Deferred gains	6,902,888	5,472,003
Trusts	1,599,657	1,599,657
Tax on unrealized appreciation	1,102,963	952,725
Total deferred tax liabilities	36,792,141	30,252,083
Net deferred tax liability	$25,267,425	$20,755,117

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.

The valuation allowance decreased $-0- and $316,632 during 2015 and 2014, respectively.

The Company paid $2,716,161, $408,939 and $4,009,598 in income taxes for 2015, 2014 and 2013, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

8)    Income Taxes (Continued)

The Company's income tax expense (benefit) is summarized as follows for the years ended December 31:

	2015	2014	2013
Current
Federal	$2,423,846	$1,532,539	$1,564,311
State	412,175	121,124	257,228
	2,836,021	1,653,663	1,821,539

Deferred
Federal	4,001,873	2,677,319	399,919
State	360,791	395,323	16,348
	4,362,664	3,072,642	416,267

Total	$7,198,685	$4,726,305	$2,237,806

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2015	2014	2013
Computed expense at statutory rate	$6,739,332	$4,243,524	$3,340,067
State tax expense, net of federal tax benefit	510,158	340,855	180,560
Tax audit settlements	-	-	20,371
Other, net	(50,805)	141,926	(1,303,192)
Tax expense (benefit)	$7,198,685	$4,726,305	$2,237,806

At December 31, 2015, the Company had no significant unrecognized tax benefits. As of December 31, 2015, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2012 through 2015 are subject to examination by taxing authorities. An examination of the Company's 2012 federal income tax return was concluded without adjustment.

9)        Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2015 and 2014. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $2,110,480,000 (unaudited) and approximately $1,462,340,000 (unaudited) at December 31, 2015 and 2014, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

9)        Reinsurance, Commitments and Contingencies (Continued)

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

Reinsurance Agreement with LJA Insurance Company

On December 19, 2014, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with LJA Insurance Company ("LJA Insurance"), a Republic of the Marshall Islands domiciled insurance company. This agreement was effective November 1, 2014. Under the terms of the funds withheld agreement, the Company ceded to LJA Insurance 100% of three blocks of deferred annuities in the amount of $4,337,000 and retained the assets and recorded a funds held under coinsurance liability for the same amount. LJA Insurance agreed to pay the Company an initial ceding commission of $60,000 and an asset management fee of $16,000 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business by giving LJA Insurance 90 days written notice, or it may be terminated by mutual consent of both parties.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate; however, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The amounts expensed for loan losses in years ended December 31, 2015 and 2014 were $6,295,000 and $3,053,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2015 and 2014, the balances were $2,806,000 and $1,718,000, respectively.

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

Mortgage Loan Loss Litigation

Lehman Brothers and Aurora Loan Services Litigation - Utah

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
Years Ended December 31, 2015, 2014 and 2013

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

On April 21, 2015, Judge Stewart issued a memorandum decision and order denying SecurityNational Mortgage's motion for summary judgment against Lehman Holdings in the Lehman Holdings case. On January 16, 2015, SecurityNational Mortgage filed a separate motion for summary judgment against Lehman Holdings based on the statute of limitations. Because certain cases that arose in Colorado were pending before the United States Court of Appeals for the Tenth Circuit concerning statute of limitations issues involving Lehman Holdings, Judge Stewart inquired at a hearing as to whether his ruling on SecurityNational Mortgage's motion should be held in abeyance until a ruling is rendered by the Tenth Circuit. The parties agreed to an abeyance and Judge Stewart issued an order on May 11, 2015 postponing his ruling.

On January 27, 2016, the Tenth Circuit entered its order and judgment concerning the five cases before it upholding rulings of the U.S. District Court, Colorado dismissing the cases filed by Lehman Holdings with prejudice. Pursuant to an order from Judge Stewart, SecurityNational Mortgage and Lehman Holdings filed supplemental briefs on March 3, 2016 pertaining to SecurityNational Mortgage's summary judgment motion in view of the ruling of the Tenth Circuit. On March 23, 2016, the court denied SecurityNational Mortgage's motion based on a certain tolling provision in one of the agreements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

9)        Reinsurance, Commitments and Contingencies (Continued)

Lehman Brothers Litigation – Delaware and New York

In January 2014, Lehman Holdings entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims asserted by Fannie Mae against Lehman Holdings that were allegedly based on breaches of certain representations and warranties by Lehman Holdings. Lehman Holdings had acquired these loans from Lehman Bank, which in turn purchased the loans from residential mortgage loan originators, including SecurityNational Mortgage.  A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014. As a result of the Fannie Mae and Freddie Mac settlements, Lehman Holdings filed a motion in May 2014 with the U.S. Bankruptcy Court of the Southern District of New York to require the mortgage loan originators, including SecurityNational Mortgage, to engage in mediation, a nonbinding alternative dispute resolution process, as Lehman Holdings asserted alleged indemnification claims against the mortgage loan originators.

The mediation was not successful in resolving the potential issues between SecurityNational Mortgage and Lehman Holdings relative to the Fannie Mae and Freddie Mac settlements with Lehman Holdings.  On January 26, 2016, SecurityNational Mortgage filed a declaratory judgment action against Lehman Holdings in the Superior Court for the State of Delaware. In the Delaware action, SecurityNational Mortgage asserted its right to obtain a declaration of rights in that there is allegedly millions of dollars in dispute with Lehman Holdings pertaining to approximately 136 loans. SecurityNational Mortgage seeks declaratory judgment as to its rights as it contends that it has no liability to Lehman Holdings as a result of Lehman Holdings' settlements with Fannie Mae and Freddie Mac.

On February 3, 2016, Lehman Holdings filed an adversary proceeding against approximately 150 parties, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York seeking a declaration of rights similar in nature to the declaration of rights that SecurityNational Mortgage seeks in its Delaware lawsuit, and for damages relating to the defendants' obligations under indemnification provisions of the alleged agreements in an amount to be determined at trial, including interest, and attorneys' fees and related costs incurred by Lehman Holdings in enforcing the obligations of the defendants.  The complaint filed on February 3, 2016 was not served on SecurityNational Mortgage and an amended complaint materially similar to the original complaint was filed March 7, 2016.  As with SecurityNational Mortgage's Delaware action, and although SecurityNational Mortgage has not yet filed a response to the amended complaint, SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend such position.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

9)        Reinsurance, Commitments and Contingencies (Continued)

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2015, are approximately as follows:

Years Ending
December 31
2016	$5,447,528
2017	4,520,592
2018	2,493,007
2019	1,036,826
2020	218,923
Total	$13,716,876

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2015, 2014, and 2013 was approximately $7,199,000, $5,589,000 and $4,307,000, respectively.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of December 31, 2015, the Company's commitments were $61,067,000, for these loans of which $34,852,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.50% as of December 31, 2015). Maturities range between six and twelve months.

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2015, $834,855 of reserves was established related to such insurance programs versus $929,417 at December 31, 2014.

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
Years Ended December 31, 2015, 2014 and 2013

10)      Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors.

The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for 2015, 2014 and 2013. At December 31, 2015, the ESOP held 554,845 shares of Class A and 252,974 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $18,000, $17,500 and $17,000 for the years 2015, 2014 and 2013, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a "Safe Harbor" Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee's total annual compensation and matched 50% of 4% to 5% of an employee's annual compensation. The match was in Company stock. The Company's contribution for 2015, 2014 and 2013 was $1,197,236, $808,572 and $749,898, respectively under the "Safe Harbor" plan.

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company did not make any contributions for 2015, 2014 and 2013.

The Company had a deferred compensation agreement with its past Chief Executive Officer. The deferred compensation was payable on the retirement or death of this individual either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount to be paid was $60,000 per year with cost of living adjustments each anniversary. The compensation agreement also provided that any remaining balance would be paid to his heirs in the event of his death. In 2014, the Board of Directors approved a lump sum for the payment of $598,426, which represented a full and final payment.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

10)            Retirement Plan (Continued)

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $999,961, $833,183 and $264,000 in fiscal 2015, 2014 and 2013, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $3,264,925 and $2,270,425 as of December 31, 2015 and 2014, respectively.

On December 31, 2015, J. Lynn Beckstead, Jr., who served as Vice President of Mortgage Operations and President of SecurityNational Mortgage, retired from the Company. Under the terms of the employment agreement that the Company, through its wholly owned subsidiary, SecurityNational Mortgage, had entered into with Mr. Beckstead, Mr. Beckstead is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his current rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments will be made during the ten year period at regular Company pay periods. In determining Mr. Beckstead's current rate of compensation, stock option grants and incentive or similar bonuses are not included. In the event Mr. Beckstead dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The Company expensed $320,039, $154,817 and $-0- in fiscal 2015, 2014 and 2013, respectively, to cover the present value of the retirement benefits under the employment agreement. The liability accrued was $1,093,720 and $768,220 as of December 31, 2015 and 2014, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

11)        Capital Stock

The Company has two classes of common stock with shares outstanding, Class A common shares and Class C common shares. Class C shares have 10 votes per share on all matters except for the election of one third of the directors who are elected solely by the Class A shares. Class C shares are convertible into Class A shares at any time on a one to one ratio. The decrease in treasury stock was the result of treasury stock being used to fund the company's 401(k) and Deferred Compensation Plans.

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2015, as authorized by the Company's Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

On July 2, 2014, the stockholders approved a 1-for-10 reverse stock split of the Company's Class C common stock at the Annual Meeting of Stockholders.  Concurrently with the approval of the reverse stock split, the stockholders also approved amendments to Article V of the Company's Articles of Incorporation to provide that each share of Class C common stock will have weighted voting of ten votes per share and that each share of Class C common stock may be converted into one share of Class A common stock.  The Board of Directors had previously approved the reverse stock split and weighted voting of Class C common stock.  Prior to the approval of the reverse stock split and weighted voting of Class C shares, the Company's Articles of Incorporation provided that each share of Class C common stock had one vote per share and that Class C common shares were convertible into Class A common shares at a conversion ratio of ten shares of Class C common stock for one share of Class A common stock.

The reverse stock split and weighted voting of the Company's Class C common stock became effective on August 1, 2014, when the Articles of Restatement and Amendment to the Company's Articles of Incorporation were filed with the Utah Division of Corporations and Commercial Code. The reverse stock split affected all of the holders of the Company's Class C common stock uniformly but did not affect any Class C stockholder's percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that resulted from the rounding up of fractional shares. Additionally, the reverse stock split did not impact the existing shares of Class A common stock.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

11)        Capital Stock (Continued)

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2015:

	Class A	Class C (1)
Balance at December 31, 2012	10,843,576	1,097,410

Exercise of stock options	359,786	211,211
Stock dividends	562,152	63,342
Conversion of Class C to Class A	41,773	(41,773)

Balance at December 31, 2013	11,807,287	1,330,191

Exercise of stock options	54,412	-
Stock dividends	595,020	66,384
Reverse stock split true up	-	15
Conversion of Class C to Class A	2,521	(2,521)

Balance at December 31, 2014	12,459,240	1,394,069

Exercise of stock options	23,961	241,652
Stock dividends	624,483	75,335
Conversion of Class C to Class A	1,416	(1,416)

Balance at December 31, 2015	13,109,100	1,709,640

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

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2015	2014	2013
Numerator:
Net earnings	$12,622,880	$7,754,648	$7,585,921

Denominator:
Denominator for basic earnings per share-weighted-average shares	13,722,201	13,176,187	13,023,473

Effect of dilutive securities
Employee stock options	488,151	429,729	646,324
Dilutive potential common shares	488,151	429,729	646,324

Denominator for diluted earnings (loss) per share-adjusted weighted-average shares and assumed conversions	14,210,352	13,605,916	13,669,797

Basic earnings per share	$0.92	$0.59	$0.58
Diluted earnings per share	$0.89	$0.57	$0.55

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

12)          Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $387,608, $391,220 and $88,369 has been recognized under these plans for 2015, 2014 and 2013, respectively. As of December 31, 2015, the total unrecognized compensation expense related to the options issued in December 2015 was $312,589, which is expected to be recognized over the vesting period of one year.

The weighted-average fair value of each option granted in 2015 under the 2013 Plan and the 2014 Director Plan, is estimated at $1.61 for the December 4, 2015 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 43.15%, risk-free interest rate of 1.83%, and an expected term of 5.32 years.

The weighted-average fair value of each option granted in 2015 under the 2014 Director Plan, is estimated at $1.61 for the December 7, 2015 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 43.11%, risk-free interest rate of 1.80%, and an expected term of 5.32 years.

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

The weighted-average fair value of each option granted in 2013 under the 2013 Plan and the 2006 Director Plan, is estimated at $1.96 for the December 5, 2013 and December 7, 2013 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 67.93%, risk-free interest rate of 1.68%, and an expected term of 5.31 years.

The Company generally estimates the expected life of the options based upon the contractual term of the options adjusted for actual experience. Future volatility is estimated based upon the weighted historical volatility of the Company's Class A common stock and three peer company stocks over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

12)        Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:
	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	972,253	$2.07	583,851	$2.18
Adjustment for the effect of stock dividends	17,962		24,222
Granted	81,960		50,000
Exercised	(485,366)		(190,602)
Cancelled	(76,676)		(63,814)
Reclass from A to C	(105,000)		105,000

Outstanding at December 31, 2013	405,133	$2.41	508,657	$2.00
Adjustment for the effect of stock dividends	24,446		32,934
Granted	173,500		150,000
Exercised	(59,713)		-
Cancelled	(30,571)		-

Outstanding at December 31, 2014	512,795	$3.20	691,591	$2.54
Adjustment for the effect of stock dividends	29,335		27,497
Granted	133,500		100,000
Exercised	(26,850)		(241,652)
Cancelled	(30,519)		-

Outstanding at December 31, 2015	618,261	$3.89	577,436	$3.54

Exercisable at end of year	478,086	$3.16	472,436	$2.77

Available options for future grant	454,842		57,750

Weighted average contractual term of options outstanding at December 31, 2015	7.67 years		2.75 years

Weighted average contractual term of options exercisable at December 31, 2015	7.01 years		2.27 years

Aggregated intrinsic value of options outstanding at December 31, 2015 (1)	$1,473,046		$1,639,692

Aggregated intrinsic value of options exercisable at December 31, 2015 (1)	$1,473,046		$1,639,692

(1) The Company used a stock price of $6.24 as of December 31, 2015 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2015 and 2014 was $1,190,879 and $173,650, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

13)        Statutory Financial Information and Dividend Limitations

The Company's insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

Statutory net income and capital and surplus of the Company's insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net Income			Capital and Surplus
	2015	2014	2013	2015	2014
Amounts by insurance subsidiary:
Security National Life Insurance Company	$3,478,338	$5,137,208	$1,283,311	$32,771,066	$34,356,157

Memorial Insurance Company of America	49	415	237	1,082,059	1,082,587

Southern Security Life Insurance Company, Inc.	491	467	1,288	1,590,605	1,590,424

Trans-Western Life Insurance Company	(52)	1,304	1,906	499,130	499,182

Total	$3,478,826	$5,139,394	$1,286,742	$35,942,860	$37,528,350

The Utah, Arkansas, Mississippi and Texas Insurance Departments impose minimum risk-based capital requirements ("RBC") that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than the first level of regulatory action as of December 31, 2015.

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $35,942,860 at December 31, 2015, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

14)        Business Segment Information

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company's life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company's independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company's cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company's mortgage segment consists of fee income and expenses from the originations of residential mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

Factors Management Used to Identify the Enterprise's Reportable Segments

The Company's reportable segments are business units that are managed separately due to the different products provided and the need to report separately to the various regulatory jurisdictions. The Company regularly reviews the quantitative thresholds and other criteria to determine when other business segments may need to be reported.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

14)        Business Segment Information (Continued)

	2015
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$58,883,721	$11,502,045	$171,849,594	$-	$242,235,360
Net investment income	25,297,486	450,854	8,259,564	-	34,007,904
Realized gains (losses) on
investments and other assets	2,332,456	387,316	(318,413)	-	2,401,359
Other than temporary impairments	(413,714)	-	(191,716)	-	(605,430)
Other revenues	824,759	146,831	4,150,217	-	5,121,807
Intersegment revenues:
Net investment income	7,615,338	1,155,180	326,822	(9,097,340)	-
Total revenues	94,540,046	13,642,226	184,076,068	(9,097,340)	283,161,000
Expenses:
Death and other policy benefits	33,549,893	-	-	-	33,549,893
Increase in future policy benefits	17,212,001	-	-	-	17,212,001
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,306,781	334,512	-	-	5,641,293
Depreciation	710,733	403,066	1,069,697	-	2,183,496
General, administrative and other costs:
Intersegment	-	156,777	199,244	(356,021)	-
Provision for loan losses	-	-	6,295,043	-	6,295,043
Costs related to funding mortgag eloans	-	-	8,864,404	-	8,864,404
Other	27,416,860	10,117,012	147,600,822	(1)	185,134,693
Interest expense:
Intersegment	726,919	1,379,668	6,634,731	(8,741,318)	-
Other	1,151,860	337,632	2,969,120	-	4,458,612
Total benefits and expenses	86,075,047	12,728,667	173,633,061	(9,097,340)	263,339,435
Earnings before income taxes	$8,464,999	$913,559	$10,443,007	$-	$19,821,565
Income tax expense	(3,138,929)	-	(4,059,756)	-	(7,198,685)
Net earnings	$5,326,070	$913,559	$6,383,251	$-	$12,622,880

Identifiable assets	$721,362,741	$101,935,898	$66,743,342	$(140,108,664)	$749,933,317

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$3,024,223	$154,226	$454,241	$-	$3,632,690

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

14)        Business Segment Information (Continued)

	2014
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$57,037,623	$11,426,308	$124,668,054	$-	$193,131,985
Net investment income	23,008,489	275,324	5,019,927	-	28,303,740
Realized gains (losses) on investments and other assets	1,208,391	585,543	124,242	-	1,918,176
Other than temporary impairments	(164,240)	-	-	-	(164,240)
Other revenues	682,682	169,464	2,894,867	-	3,747,013
Intersegment revenues:
Net investment income	6,128,389	1,288,856	642,880	(8,060,125)	-
Total revenues	87,901,334	13,745,495	133,349,970	(8,060,125)	226,936,674
Expenses:
Death and other policy benefits	29,789,964	-	-	-	29,789,964
Increase in future policy benefits	18,060,151	-	-	-	18,060,151
Amortization of deferred policy and preneed acquisition costs and value of business acquired	6,561,589	331,389	-	-	6,892,978
Depreciation	644,510	436,390	1,096,265	-	2,177,165
General, administrative and other costs:
Intersegment	24,000	166,079	208,513	(398,592)	-
Provision for loan losses	-	-	3,053,403	-	3,053,403
Costs related to funding mortgageloans	-	-	6,877,069	-	6,877,069
Other	23,045,928	10,245,144	111,319,492	(2)	144,610,562
Interest expense:
Intersegment	725,354	1,481,317	5,454,860	(7,661,531)	-
Other	578,083	421,920	1,994,426	-	2,994,429
Total benefits and expenses	79,429,579	13,082,239	130,004,028	(8,060,125)	214,455,721
Earnings before income taxes	$8,471,755	$663,256	$3,345,942	$-	$12,480,953
Income tax expense	(3,427,254)	-	(1,299,051)	-	(4,726,305)
Net earnings	$5,044,501	$663,256	$2,046,891	$-	$7,754,648

Identifiable assets	$652,348,803	$109,114,226	$52,349,204	$(142,742,671)	$671,069,562

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$1,420,950	$121,677	$737,936	$-	$2,280,563

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

15)        Related Party Transactions

The Company's Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company. The Company and its Board of Directors is unaware of any related party transactions that require disclosure as of December 31, 2015.

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
Years Ended December 31, 2015, 2014 and 2013

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
Years Ended December 31, 2015, 2014 and 2013

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

The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial term of 30 years and MSRs backed by mortgage loans with initial term of 15 years. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. MSR amortization is determined by amortizing the balance straight-line over an estimated seven and nine year life.

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
Years Ended December 31, 2015, 2014 and 2013

16)        Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$8,431,090	$8,431,090	$-	$-
Total securities available for sale	8,431,090	8,431,090	-	-
Restricted assets of cemeteries and mortuaries	686,444	686,444	-	-
Cemetery perpetual care trust investments	630,854	630,854	-	-
Derivatives - interest rate lock commitments	3,440,758	-	-	3,440,758

Total assets accounted for at fair value on a recurring basis	$13,189,146	$9,748,388	$-	$3,440,758

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,694,953)	$-	$-	$(50,694,953)
Future policy benefits - annuities	(69,398,617)	-	-	(69,398,617)
Derivatives - bank loan interest rate swaps	(13,947)	-	-	(13,947)
- call options	(16,342)	(16,342)	-	-
- put options	(28,829)	(28,829)	-	-
- interest rate lock commitments	(107,667)	-	-	(107,667)

Total liabilities accounted for at fair value on a recurring basis	$(120,260,355)	$(45,171)	$-	$(120,215,184)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2014	$(45,310,699)	$(65,540,985)	$1,929,851	$(31,370)

Total Losses (Gains):

Included in earnings	(5,384,254)	(3,857,632)	-	-

Included in other comprehensive income (loss)	-	-	1,403,240	17,423

Balance - December 31, 2015	$(50,694,953)	$(69,398,617)	$3,333,091	$(13,947)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

16)        Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$6,217,551	$-	$-	$6,217,551
Real estate held for investment	95,000	-	-	95,000

Total assets accounted for at fair value on a nonrecurring basis	$6,312,551	$-	$-	$6,312,551

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
Years Ended December 31, 2015, 2014 and 2013

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2015. The estimated fair value amounts for December 31, 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

16)        Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2015:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$44,459,613	$-	$-	$47,193,950	$47,193,950
Residential construction	34,751,443	-	-	34,751,443	34,751,443
Commercial	33,335,849	-	-	34,778,136	34,778,136
Mortgage loans, net	$112,546,905	$-	$-	$116,723,529	$116,723,529
Policy loans	6,896,457	-	-	6,896,457	6,896,457
Other loans	32,685,964	-	-	32,685,964	32,685,964
Short-term investments	16,915,808	-	-	16,915,808	16,915,808

Liabilities
Bank and other loans payable	$(40,894,968)	$-	$-	$(40,894,968)	$(40,894,968)

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

Residential Construction – These loans are primarily short in maturity (6-12 months) accordingly, the estimated fair value is determined to be the net book value.

Commercial – The estimated fair value is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates for commercial mortgages.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

16)        Fair Value of Financial Instruments (Continued)

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

17)        Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2015	2014
Unrealized losses on available for-sale securities	$(1,289,508)	$(390,143)
Reclassification adjustment for net realized gains in net income	113,751	293,985
Net unrealized gains (losses) before taxes	(1,175,757)	(96,158)
Tax (expense) benefit	404,414	30,310
Net	(771,343)	(65,848)
Potential unrealized gains for derivative bank loans (interest rate swaps) before taxes	17,423	26,940
Tax expense	(6,794)	(10,507)
Net	10,629	16,433
Potential unrealized gains (losses) for derivative mortgage loans before taxes	1,403,240	441,943
Tax (expense) benefit	(547,264)	(172,358)
Net	855,976	269,585
Other comprehensive income (loss) changes	$95,262	$220,170

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

17)        Accumulated Other Comprehensive Income (Continued)

The following is the accumulated balances of other comprehensive income as of December 31, 2015:

	Beginning Balance December 31, 2014	Change for the period	Ending Balance December 31, 2015
Unrealized net gains on available-for-sale securities and trust investments	$280,493	$(771,343)	$(490,850)

Unrealized gains (losses) on derivative mortgage loans	1,177,209	855,976	2,033,185

Unrealized gains (losses) on derivative bank loan interest rate swaps	(19,136)	10,629	(8,507)
Other comprehensive income	$1,438,566	$95,262	$1,533,828

The following is the accumulated balances of other comprehensive income as of December 31, 2014:

	Beginning Balance December 31, 2013	Change for the period	Ending Balance December 31, 2014
Unrealized net gains on available-for-sale securities and trust investments	$346,341	$(65,848)	$280,493

Unrealized gains (losses) on derivative mortgage loans	907,624	269,585	1,177,209

Unrealized gains (losses) on derivative bank loan interest rate swaps	(35,569)	16,433	(19,136)
Other comprehensive income	$1,218,396	$220,170	$1,438,566

The following is the accumulated balances of other comprehensive income as of December 31, 2013:

	Beginning Balance December 31, 2012	Change for the period	Ending Balance December 31, 2013
Unrealized net gains on available-for-sale securities and trust investments	$41,550	$304,791	$346,341

Unrealized gains (losses) on derivative mortgage loans	1,954,567	(1,046,943)	907,624

Unrealized gains (losses) on derivative bank loan interest rate swaps	(61,758)	26,189	(35,569)
Other comprehensive income	$1,934,359	$(715,963)	$1,218,396

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

18)	Derivative Commitments

The following table shows the fair value of derivatives as of December 31, 2015 and 2014.

Fair Value of Derivative Instruments
Asset Derivatives					Liability Derivatives
December 31, 2015			December 31, 2014		December 31, 2015		December 31, 2014
Balance Sheet Location		Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$3,440,758	other assets	$2,111,529	Other liabilities	$107,667	Other liabilities	$181,678
Call Options		-		-	Other liabilities	16,342	Other liabilities	116,036
Put Options		-		-	Other liabilities	28,829	Other liabilities	11,867
Interest rate swaps		-		-	Bank loans payable	13,947	Bank loans payable	31,370
Total		$3,440,758		$2,111,529		$166,785		$340,951

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Years ended December 31
Derivative - Cash Flow Hedging Relationships:	2015	2014
Interest Rate Lock Commitments	$1,403,240	$441,943
Interest Rate Swaps	17,423	26,940
Sub Total	1,420,663	468,883
Tax Effect	554,058	182,865
Total	$866,605	$286,018

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

Under the terms of the transaction, as set forth in the Unit Purchase Agreement dated June 4, 2014 (the "Purchase Agreement"), among the Company, SNFC Subsidiary, American Funeral Financial and Hypershop, the Company paid Hypershop purchase consideration equal to (i) $3,000,000 in cash, of which $175,000 was deposited into an interest bearing escrow account to be held for a period of twelve months from the closing date to pay off the indebtedness and other liabilities of American Funeral Financial, plus (ii) $12,011,183, representing the amount of the good standing receivables of American Funeral Financial, plus (iii) earn-out payments equal to .0042 of the aggregate amount of life insurance assignments funded by American Funeral Financial during the three year period following the closing date of the transaction. This earn-out liability was estimated to be $1,368,000. The purchase consideration was to be used to pay off the indebtedness that American Funeral Financial owed to Security Finance Corporation of Spartanburg, as well as to pay off all other indebtedness and liabilities of American Funeral Financial.

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of American Funeral Financial had occurred at the beginning of the years ended December 31, 2015, 2014 and 2013, respectively. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Year Ended December 31 (unaudited)
	2015	2014	2013
Total revenues	$283,161,000	$229,268,653	$220,011,370
Net earnings	$12,622,880	$7,996,405	$7,963,589
Net earnings per Class A equivalent common share	$0.92	$0.61	$0.61
Net earnings per Class A equivalent common share assuming dilution	$0.89	$0.59	$0.58

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

20)        Mortgage Servicing Rights

The following table presents the MSR activity for 2015 and 2014.

	December 31 2013
	2015	2014
Amortized cost:
Balance before valuation allowance at beginning of year	$7,834,747	$4,844,101
MSRs received as proceeds from loan sales	6,217,551	3,741,381
Amortization	(1,372,543)	(750,735)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$12,679,755	$7,834,747

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$12,679,755	$7,834,747

Estimated fair value of MSRs at year end	$13,897,160	$8,485,570

The Company reports these MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements. The following table summarizes the Company's estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2015 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2016	$1,408,862
2017	1,408,862
2018	1,408,862
2019	1,408,862
2020	1,408,862
Thereafter	5,635,445
Total	$12,679,755

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

21)        Quarterly Financial Data (Unaudited)

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$64,049,632	$76,040,615	$75,494,686	$67,576,067
Benefits and expenses	61,051,248	69,808,663	67,700,286	64,779,238
Earnings before income taxes	2,998,384	6,231,952	7,794,400	2,796,829
Income tax expense	(1,134,681)	(2,379,673)	(2,904,615)	(779,716)
Net earnings	1,863,703	3,852,279	4,889,785	2,017,113
Net earnings per common share (1)	$0.14	$0.28	$0.35	$0.15
Net earnings per common share assuming dilution (1)	$0.13	$0.27	$0.34	$0.14

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$45,053,276	$59,411,730	$61,725,792	$60,745,876
Benefits and expenses	44,887,289	55,224,633	58,348,652	55,995,147
Earnings before income taxes	165,987	4,187,097	3,377,140	4,750,729
Income tax expense	(27,139)	(1,563,034)	(1,239,318)	(1,896,814)
Net earnings	138,848	2,624,063	2,137,822	2,853,915
Net earnings per common share (1)	$0.01	$0.20	$0.16	$0.22
Net earnings per common share assuming dilution (1)	$0.01	$0.19	$0.16	$0.21

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$54,852,234	$61,332,289	$50,552,791	$48,577,706
Benefits and expenses	51,624,611	56,862,769	48,588,507	48,415,406
Earnings before income taxes	3,227,623	4,469,520	1,964,284	162,300
Income tax benefit (expense)	(1,194,357)	(1,670,275)	(697,793)	1,324,619
Net earnings	2,033,266	2,799,245	1,266,491	1,486,919
Net earnings per common share (1)	$0.16	$0.22	$0.10	$0.11
Net earnings per common share assuming dilution (1)	$0.14	$0.20	$0.09	$0.11

(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Under the supervision and with the participation of  the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(a)     Management's annual report on internal control over financial reporting.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on the framework in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2015. Based on that assessment the Company believes that, at December 31, 2015, its internal control over financial reporting was effective.

This annual report on internal control over financial reporting does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Approval of Reverse Stock Split and Weighted Voting of Class C Common Stock

On July 2, 2014, the stockholders approved a 1-for-10 reverse stock split of the Company's Class C common stock at the Annual Meeting of Stockholders.  Concurrently with the approval of the reverse stock split, the stockholders also approved amendments to Article V of the Company's Articles of Incorporation to provide that each share of Class C common stock has weighted voting of ten votes per share and that each share of Class C common stock may be converted into one share of Class A common stock.  The Board of Directors had previously approved the reverse stock split and weighted voting of Class C common stock.  Prior to the approval of the reverse stock split and weighted voting of Class C shares, the Company's Articles of Incorporation provided that each share of Class C common stock had one vote per share and that Class C common shares were convertible into Class A common shares at a conversion ratio of ten shares of Class C common stock for one share of Class A common stock.

The Board of Directors believes the 1-for-10 reverse stock split and the weighted voting of the shares of Class C common stock are in the Company's best interest.  The Company's per share net income or loss and net book value have often been misreported and understated by the financial community due to a misunderstanding of the conversion and other rights of the Company's Class C common stock.  As a result, the Company's per share net income or loss and net book value have often been understated because the financial community would often convert Class C common shares to Class A common shares at a one-to-one conversion ratio rather than a ten-to-one ratio when reporting per share net income or loss and net book value.  The Company believes that the amendments to the Articles of Incorporation, which were approved by the Board of Directors and stockholders of the Company, will help correct this problem.

The reverse stock split and weighted voting of the Company's Class C common stock became effective on August 1, 2014, when the Articles of Restatement and Amendment to the Company's Articles of Incorporation were filed with the Utah Division of Corporations and Commercial Code. The reverse stock split affected all of the holders of the Company's Class C common stock uniformly but did not affect any Class C stockholder's percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that resulted from the rounding up of fractional shares. Additionally, the reverse stock split did not impact the existing shares of Class A common stock.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company's Board of Directors consists of eight persons, five of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that Scott M. Quist and Christie Q. Overbaugh are brother and sister, Jason G. Overbaugh is the son of Ms. Christie Q. Overbaugh, and S. Andrew Quist is the son of Scott M. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
Scott M. Quist	62	Chairman of the Board, President, Chief Executive Officer and Director

Garrett S. Sill	45	Chief Financial Officer and Treasurer

Jason G. Overbaugh	41	Vice President, National Marketing Director of Life Insurance and Director

S. Andrew Quist	35	Vice President, Associate General Counsel and Director

Jeffrey R. Stephens	62	General Counsel and Corporate Secretary

Stephen C. Johnson	59	Vice President of Mortgage Operations

Christie Q. Overbaugh	67	Senior Vice President of Internal Operations

John L. Cook	61	Director

Gilbert A. Fuller	75	Director

Robert G. Hunter	56	Director

H. Craig Moody	64	Director

Norman G. Wilbur	77	Director

Directors

The following is a description of the business experience of each of the Company's directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since September 2012. Mr. Quist also serves as the Company's President, a position he has held since 2002. He has also served as a director of the Company since 1986.  Mr. Quist served as First Vice President of the Company from 1986 to 2002.  From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas.  From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since November 1993.  Mr. Quist is currently a director and a past president of the National Alliance of Life Companies, a trade association of over 200 life companies.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and also received his law degree from Brigham Young University.  Mr. Quist's significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his thirteen year tenure as President of the Company and 29 year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that he should be appointed as Chairman of the Board and Chief Executive Officer of the Company.

Jason G. Overbaugh has served as Vice President of the Company since 2002. He has also served as a director of the Company since July 2013. Mr. Overbaugh has additionally served as a Vice President and National Marketing Director of Security National Life Insurance Company, a wholly owned subsidiary of the Company, since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., a wholly owned subsidiary of the Company, with responsibilities over operations and sales. In addition, Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh's expertise in insurance and marketing, and his 19 years of experience with the Company in its insurance, real estate, and mortuary and cemetery operations, led the Board of Directors to conclude that he should serve as a director.

S. Andrew Quist has served as Vice President of the Company since 2010. He has also served as a director of the Company since July 2013. Mr. Quist has additionally served as the Company's Associate General Counsel since 2007, where his responsibilities have included the Company's regulatory matters and acquisitions. In addition, Mr. Quist has been Vice President and Chief Operating Officer since 2010, and Vice President from 2008 to 2010, of C&J Financial, LLC, a wholly owned subsidiary of the Company, which funds the purchase of funeral and burial policies from funeral homes after the death of the insureds.  Mr. Quist has also served since 2013 as a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, where he also serves as President and Treasurer. Mr. Quist has previously served as President of the Utah Life Convention, a consortium of Utah domestic life insurers as well. Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree from the University of Southern California. Mr. Quist's expertise in insurance, legal, and regulatory matters led the Board of Directors to conclude that he should serve as a director.

John L. Cook has served as a director of the Company since December 2013.  Mr. Cook has served since 1982 as co-owner and operator of Cook Brothers Painting, Inc., a painting company that provides painting services for contractors and builders of residential and commercial properties. In addition, Mr. Cook attended the University of Utah. Mr. Cook's years of experience with the construction industry and construction projects led the Board of Directors to conclude that Mr. Cook should serve as a director. As a director Mr. Cook advises the Board regarding the Company's investments in commercial and residential real estate projects, including Dry Creek at East Village, a 282 unit multifamily development in Sandy City, Utah. Moreover, Mr. Cook's extensive background in construction and building is important as the Company continues to acquire new real estate holdings and develop its current portfolio of undeveloped land into future developments that could provide additional long term revenues for the Company.

Gilbert A. Fuller has served as a director of the Company since December 2012. From 2006 until his retirement in 2008, Mr. Fuller served as Executive Vice President, Chief Financial Officer and Secretary of USANA Health Sciences, Inc., a multinational manufacturer and direct seller of nutritional supplements. Mr. Fuller joined USANA in 1996 as the Vice President of Finance and served in that role until 1999 when he was appointed as its Senior Vice President. Mr. Fuller has served as a member of the Board of Directors of USANA since 2008. Before joining USANA, Mr. Fuller served in various executive positions for several different companies. Mr. Fuller served as Chief Administrative Officer and Treasurer of Melaleuca, Inc., a manufacturer and direct seller of personal care products. He was also the Vice President and Treasurer of Norton Company, a multinational manufacturer of ceramics and abrasives. Mr. Fuller obtained his certified public accountant license in 1970 and kept it current until his career path developed into corporate finance. Mr. Fuller received a B.S. degree in Accounting and an M.B.A. degree from the University of Utah. Mr. Fuller's accounting, finance and corporate strategy expertise and his years of financial, accounting and business experience in public and private companies, including USANA Health Sciences, Inc., which is listed on the New York Stock Exchange, where he served as an executive officer and continues to serve as a director, led the Board of Directors to conclude that he should serve as a director.

Robert G. Hunter, M.D. has served as a director of the Company since 1998.  Dr. Hunter is currently a practicing physician in private practice.  Dr. Hunter created the statewide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee.  Dr. Hunter is Department Head of Otolaryngology, Head and Neck Surgery at Intermountain Medical Center and a past President of the medical staff of the Intermountain Medical Center.  He is also a delegate to the Utah Medical Association and has served as a delegate representing the State of Utah to the American Medical Association, and a member of several medical advisory boards.  Dr. Hunter holds a B.S. degree in Microbiology from the University of Utah and received his medical degree from the University of Utah College of Medicine.  Dr. Hunter's medical expertise and experience, and his administrative and leadership experience from serving in a number of administrative positions in the medical profession led the Board of Directors to conclude that he should serve as a director.

H. Craig Moody has served as a director of the Company since 1995.  Mr. Moody is owner of Moody & Associates, a political consulting and real estate company.  He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.  Mr. Moody holds a B.S. degree in Political Science from the University of Utah.  Mr. Moody's real estate and governmental affairs expertise and years of business and leadership experience led the Board of Directors to conclude that he should serve as a director.

Norman G. Wilbur has served as a director of the Company since 1998.  Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis.  His final position was Manager of Planning and Reporting for J.C. Penny's stores.  After 36 years with J.C. Penny's, Mr. Wilbur opted for early retirement in 1997.  Mr. Wilbur holds a B.S. degree in Accounting from the University of Utah.  Mr. Wilbur is a past executive director of the Dallas area Habitat for Humanity.  Mr. Wilbur's financial expertise and business experience from a successful career at JC Penny's led the Board of Directors to conclude that he should serve as a director.  In addition, the Board of Directors' determination that Mr. Wilbur is the Audit Committee "financial expert" lends further support to his financial acumen and qualification for serving as a director.

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than five or more than twelve members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah or a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2015. Each of the directors attended 75% or more of the meetings of the Board of Directors during the 2015 fiscal year.

The size of the Board of Directors of the Company for the coming year is eight members.  A majority of the Board of Directors must qualify as "independent" as that term is defined in Rule 4200 of the listing standards of the Nasdaq Stock Market.  The Board of Directors has affirmatively determined that five of the eight members of the Board of Directors, Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur, are independent under the listing standards of the Nasdaq Stock Market.

There are four committees of the Board of Directors, which meet periodically during the year: the Audit Committee, the Compensation Committee, the Executive Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2015, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2015, the Compensation Committee met on three occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee).  During 2015, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2015, the Nominating and Corporate Governance Committee met on three occasions.

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

Executive Officers

Garrett S. Sill has served as Chief Financial Officer and Treasurer since July 2013. From January 2013 to July 2013, Mr. Sill served as Acting Chief Financial Officer and Acting Treasurer. From 2012 to January 2013, Mr. Sill served as Vice President and Assistant Treasurer of Security National Life. From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage. From 1997 to 2002, Mr. Sill was Vice President and Controller of SecurityNational Mortgage. Mr. Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and an M.B.A. degree in Business Administration from the University of Utah. Mr. Sill also serves as a member of the Advisory Council of the School of Accounting and Taxation at Weber State University.

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

Stephen C. Johnson began serving as the Vice President of Mortgage Operations of the Company and as the President of SecurityNational Mortgage on January 1, 2016. On October 1, 2015, the Company's Board of Directors appointed Mr. Johnson to replace J. Lynn Beckstead, Jr. who had served as the Company's Vice President of Mortgage Operations from 2003 until his retirement on December 31, 2015 and as President of SecurityNational Mortgage from 1993 until his retirement on December 31, 2015. Mr. Johnson's appointments as the Company's Vice President of Mortgage Operations and the President of SecurityNational Mortgage took effect on January 1, 2016. Prior to his appointment as the Company's Vice President of Mortgage Operations and as President of SecurityNational Mortgage, Mr. Johnson served as Executive Vice President and Chief Operating Officer of SecurityNational Mortgage, positions he had held since 2012. From 2002 to 2012, Mr. Johnson served as Vice President and Chief Operating Officer of SecurityNational Mortgage.  From 2000 to 2002, he served as Vice President of Operations of SecurityNational Mortgage.

From 1998 to 2000, Mr. Johnson served as Senior Vice President of Real Estate of Bank of Utah. From 1997 to 1998, Mr. Johnson served as Manager of Mortgage Lending of Barnes Banking. During the period from 1982 to 1997, Mr. Johnson served as Vice President of Secondary Marketing of Western Mortgage Loan Company. Mr. Johnson holds a B.A. degree in International Relations from Brigham Young University and Master's degree in International Management and Finance from the American Graduate School of International Management (Thunderbird). From 1995 to 1998, Mr. Johnson was an instructor in Finance and Economics at the University of Phoenix.

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

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the Company's interests.

All directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

Corporate Governance

Corporate Governance Guidelines. The Board of Directors has adopted the Security National Financial Corporation Corporate Governance Guidelines. These guidelines outline the functions of the board, director qualifications and responsibilities, and various processes and procedures designed to insure effective and responsive governance. The Board of Directors has also adopted a written committee charter for its Audit Committee and Compensation Committee. The guidelines and committee charters are reviewed from time to time in response to regulatory requirements and best practices and are revised accordingly. The full text of the guidelines and the committee charters are available on the Company's website at www.securitynational.com. A copy of the Corporate Governance Guidelines may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Code of Business Conduct. All of the Company's officers, employees and directors are required to comply with the Company's Code of Business Conduct and Ethics to help insure that the Company's business is conducted in accordance with appropriate standards of ethical behavior. The Company's Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company's business. Employees are required to report any violations or suspected violations of the Code. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics is available on the Company's website at www.securitynational.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Item 11.  Executive Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the Company's Chief Executive Officer, the Company's Chief Financial Officer, and the Company's three other most highly compensated executive officers who were serving as executive officers at the end of 2015 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compen- sation (2) ($)	Total ($)
Scott M. Quist Chairman of the Board, President and Chief Executive Officer	2015	$462,700	$123,000	--	--	--	$43,148	$628,848
	2014	429,400	21,200	--	--	--	40,066	490,666
	2013	427,525	121,200	--	--	--	39,381	588,106

Garrett S. Sill Chief Financial Officer and Treasurer	2015	$182,844	$13,707	--	--	--	$16,453	$213,004
	2014	173,903	13,250	--	--	--	16,180	203,333
	2013	161,273	7,370	--	--	--	17,499	186,142

J. Lynn Beckstead, Jr. Vice President of Mortgage Operations	2015	$267,685	$130,499	--	--	--	$32,025	$430,209
	2014	267,622	81,826	--	--	--	30,299	379,747
	2013	265,997	117,277	--	--	--	31,098	414,372

Jeffrey R. Stephens General Counsel and Corporate Secretary	2015	$171,792	$12,600	--	--	--	$22,089	$206,481
	2014	167,957	12,350	--	--	--	19,788	200,095
	2013	164,123	8,100	--	--	--	17,663	189,886

S. Andrew Quist Vice President and Associate General Counsel	2015	$178,240	$38,925	--	--	--	$22,426	$239,591
	2014	166,388	54,325	--	--	--	21,771	242,484
	2013	154,186	7,725	--	--	--	19,889	181,800

(1)
The amounts indicated under "Change in Pension Value and Non-qualified Deferred Compensation Earnings" consist of amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Company's Deferred Compensation Plan.

(2)	The amounts indicated under "All Other Compensation" consist of the following amounts paid by the Company for the benefit of the Named Executive Officers:
a)
payments related to the operation of automobiles were for Scott M. Quist ($7,200 for each of the years 2015, 2014 and 2013); Garrett S. Sill ($-0- for each of the years 2015, 2014 and 2013); J. Lynn Beckstead Jr. ($-0- for each of the years 2015, 2014 and 2013); Jeffrey R. Stephens ($-0- for each of the years 2015, 2014 and 2013) and S. Andrew Quist ($-0- for each of the years 2015, 2014 and 2013). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist and J. Lynn Beckstead Jr., nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for Scott M. Quist, J. Lynn Beckstead Jr., Garrett S. Sill, Jeffrey R. Stephens and S. Andrew Quist ($183 for 2015, $191 for 2014, and $191 for 2013);

c)
life insurance premiums paid by the Company for the benefit of Scott M. Quist ($12,390 for each of the years 2015, 2014 and 2013); Garrett S. Sill ($-0- for each of the years 2015, 2014 and 2013); J. Lynn Beckstead Jr. ($4,200 for each of the years 2015, 2014 and 2013); Jeffrey R. Stephens ($-0- for each of the years 2015, 2014 and 2013); and S. Andrew Quist ($-0- for each of the years 2015, 2014 and 2013);

d)
medical insurance premiums paid by the Company to a medical insurance plan: Scott M. Quist ($9,792 for 2015, $9,625 for 2014, and $9,140 for 2013); Garrett S. Sill ($7,369 for 2015, $7,243 for 2014, and $10,302 for 2013); J. Lynn Beckstead Jr. ($7,369 for 2015, $7,243 for 2014, and $10,302 for 2013); Jeffrey R. Stephens ($14,091 for 2015, $11,725 for 2014, and $10,323 for 2013); and S. Andrew Quist ($14,091 for 2015, $13,154 for 2014, and $12,441 for 2013);

e)
long term disability insurance paid by the Company to a provider of such insurance; Scott M. Quist ($2,983 for 2015, $260 for 2014 and $260 for 2013); Garrett S. Sill, J. Lynn Beckstead Jr., Jeffrey R. Stephens, and S. Andrew Quist ($439 for 2015, $260 for 2014 and $260 for 2013);

f)	membership dues paid by the Company to Alpine Country Club for the benefit of J. Lynn Beckstead Jr. ($8,634 for 2015, $7,605 for 2014, and $5,945 for 2013);
g)
contributions to defined contribution plans paid by the Company; Scott M. Quist ($10,600 for 2015, 10,400 for 2014, and $10,200 for 2013); Garrett S. Sill ($7,862 for 2015, $7,486 for 2014, and $6,746 for 2013); J. Lynn Beckstead Jr. ($10,600 for 2015, $10,400 for 2014, and $10,200 for 2013); Jeffrey R. Stephens ($7,376 for 2015, $7,212 for 2014, and $6,889 for 2013); and S. Andrew Quist ($7,713 for 2015, $7,470 for 2014, and $6,284 for 2013);

h)
contributions to health savings accounts paid by the Company: Scott M. Quist ($-0- for each of the years 2015, 2014 and 2013); Garrett S. Sill ($600 for 2015, $1,000 for 2014, and $1,400 for 2013); J. Lynn Beckstead Jr. ($600 for 2015, $400 for 2014, and $1,400 for 2013); Jeffrey R. Stephens ($-0- for 2015, $400 for 2014, and $1,400 for 2013); and S. Andrew Quist ($-0- for each of the years 2015, 2014 and 2013)

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2015, 2014 and 2013.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimburse- ments	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
Scott M. Quist	2015	$7,200	--	--	--	$10,600	$25,348	--	--
	2014	7,200	--	--	--	10,400	22,466	--	--
	2013	7,200	--	--	--	10,200	21,981	--	--

Garrett S. Sill	2015	$-	--	--	--	$7,862	$8,591	--	--
	2014	-	--	--	--	7,486	8,694	--	--
	2013	-	--	--	--	6,746	10,753	--	--

J. Lynn Beckstead Jr.	2015	$8,634	--	--	--	$10,600	$12,791	--	--
	2014	7,605	--	--	--	10,400	12,294	--	--
	2013	5,945	--	--	--	10,200	14,953	--	--

Jeffrey R. Stephens	2015	$-	--	--	--	$7,376	$14,713	--	--
	2014	-	--	--	--	7,212	12,576	--	--
	2013	-	--	--	--	6,889	10,774	--	--

S. Andrew Quist	2015	$-	--	--	--	$7,713	$14,713	--	--
	2014	-	--	--	--	7,470	14,301	--	--
	2013	-	--	--	--	6,284	13,605	--	--

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2015.

Name of Executive Officer	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh) (2)	Closing Price on Grant Date ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Scott M. Quist	12/4/15	--	--	--	105,000	(1)	7.020	6.400	129,449

Garrett S. Sill	12/4/15	--	--	--	10,500	(1)	6.380	6.400	16,934

J. Lynn Beckstead, Jr.	12/4/15	--	--	--	--		--	--	--

Jeffrey R. Stephens	12/4/15	--	--	--	5,250	(1)	6.380	6.400	8,467

S. Andrew Quist	12/4/15	--	--	--	21,000	(1)	6.380	6.400	33,868

(1)	The stock options have been adjusted for the 5% annual stock dividend declared December 4, 2015.
(2)	Prices have been adjusted for the effect of the 5% annual stock dividend declared December 4, 2015.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2015.

	Option Awards								Stock Awards
Name of Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)			Option Exercise Price (9) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	12/02/11	127,629	(2)	--			$1.12	12/02/16	--	--	--	--	--
	4/13/12	121,551	(3)	--			1.38	04/13/17	--	--	--	--	--
	12/6/13	57,881	(4)	--			4.55	12/06/18	--	--	--	--	--
	7/2/14	55,125	(5)	--			4.26	07/02/19	--	--	--	--	--
	12/5/14	110,250	(6)	--			4.53	12/05/19	--	--	--	--	--
	12/4/15	--		105,000	(7	)(8)	7.02	12/04/20	--	--	--	--	--

Garrett S. Sill	12/6/13	4,631		--			$4.16	12/06/23	--	--	--	--	--
	7/2/14	4,410		--			3.88	07/02/24	--	--	--	--	--
	12/5/14	8,820		--			4.53	12/05/24	--	--	--	--	--
	12/4/15	--		10,500	(8)		6.38	12/04/25	--	--	--	--	--

J. Lynn Beckstead Jr.	12/02/11	5,742		--			$1.01	12/02/21	--	--	--	--	--
	4/13/12	10,940		--			1.27	04/13/22	--	--	--	--	--
	12/6/13	1,737		--			4.16	12/06/23	--	--	--	--	--
	7/2/14	1,654		--			3.88	07/02/24	--	--	--	--	--
	12/5/14	3,308		--			4.53	12/05/24	--	--	--	--	--

Jeffrey R. Stephens	4/13/12	3,039		--			$1.27	04/13/22	--	--	--	--	--
	12/6/13	2,894		--			4.16	12/06/23	--	--	--	--	--
	7/2/14	2,756		--			3.88	07/02/24	--	--	--	--	--
	12/5/14	5,513		--			4.53	12/05/24	--	--	--	--	--
	12/4/15	--		5,250	(8)		6.38	12/04/25	--	--	--	--	--

S. Andrew Quist	12/2/11	19,145		--			$1.01	12/02/21	--	--	--	--	--
	4/13/12	18,233		--			1.27	04/13/22	--	--	--	--	--
	12/6/13	11,576		--			4.16	12/06/23	--	--	--	--	--
	7/2/14	11,025		--			3.88	07/02/24	--	--	--	--	--
	12/5/14	22,050		--			4.53	12/05/24	--	--	--	--	--
	12/4/15	--		21,000	(8)		6.38	12/04/25	--	--	--	--	--

(1)
Except for options granted to Scott M. Quist, which have a five year term, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient's continuous employment. This reflects the equivalent of Class A common shares.

(2)
On December 2, 2011, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.12 per share or 100,000 shares of Class C common stock at an exercise price of $1.12 per share, or any combination thereof.

(3)
On April 13, 2012 Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.38 per share or 100,000 shares of Class C common stock at an exercise price of $1.38 per share, or any combination thereof.

(4)
On December 6, 2013 Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $4.55 per share or 50,000 shares of Class C common stock at an exercise price of $4.55 per share, or any combination thereof.

(5)
On July 2, 2014 Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $4.26 per share or 50,000 shares of Class C common stock at an exercise price of $4.26 per share, or any combination thereof.

(6)
On December 5, 2014 Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $4.53 per share or 100,000 shares of Class C common stock at an exercise price of $4.53 per share, or any combination thereof.

(7)
On December 4, 2015 Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $7.02 per share or 100,000 shares of Class C common stock at an exercise price of $7.02 per share, or any combination thereof.

(8)	Stock options vest at the rate of 25% of the total number of shares subject to the options on March 4, 2016 and 25% of the total number of shares on the last day of each three month period thereafter.
(9)	Exercise prices have been adjusted for the effect of annual stock dividends.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the "Number of Securities Underlying Unexercised Options – Unexercisable" column of the table above.

Grant Date	Vesting
12/02/11	These options vested 25% per quarter over a one year period after the grant date.
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vested 25% per quarter over a one year period after the grant date.
07/02/14	These options vested 25% per quarter over a one year period after the grant date.
12/05/14	These options vested 25% per quarter over a one year period after the grant date.
12/04/15	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2015.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	241,652	1,087,346	--	--
Garrett S. Sill	--	--	--	--
J. Lynn Beckstead, Jr.	--	--	--	--
Jeffrey R. Stephens	--	--	--	--
S. Andrew Quist	--	--	--	--

PENSION BENEFITS

The following table sets forth the present value as of December 31, 2015 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott M. Quist	None	--	--	--
Garrett S. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
Jeffrey R.Stephens	None	--	--	--
S. Andrew Quist	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

		A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders[1]	1,195,697		$3.89[2}		512,592	[3]
Equity compensation plans not approved by stockholders	0		-		0

[1] This reflects the the 2003 Stock Option Plan (the "2003 Plan"), the 2006 Director Stock Option Plan (the "2006 Director Plan"), the 2013 Stock Option Plan (the "2013 Plan") and the 2014 Director Stock Option Plan (the "2014 Director Plan"). The 2003 Plan was approved by stockholders at the annual stockholders meeting held on July 11, 2003, which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder. The 2006 Director Plan was approved by stockholders at the annual stockholders meeting held on December 7, 2006, which reserved 100,000 shares of Class A common stock for issuance thereunder. The 2013 Plan was approved by stockholders at the annual stockholders meeting held on July 12, 2013, which reserved 450,000 shares of Class A common stock of which 150,000 shares of Class A common stock could be issued in place of up to 1,500,000 shares of Class C common stock for issuance thereunder. The 2014 Director Plan was approved by stockholders at the annual stockholders meeting held on July 2, 2014, which reserved 150,000 shares of Class A common stock for issuance thereunder. As a result of the stockholder approval of the 2013 Plan, the Company terminated the 2003 Plan.

[2] The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.
[3] This number includes 407,608 shares of Class A common stock available for future issuance under the 2013 Plan, 2,609 shares of Class A common stock available for future issuance under the 2006 Director Plan, and 102,375 shares of Class A common stock available for future issuance under the 2014 Director Plan.

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

The plan also provided that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. Mr. Quist passed away on September 6, 2012. Pursuant to the plan, a single, lump-sum payment of $598,426 was paid to his estate on December 31, 2014.

Employment Agreements

Employment Agreement with Scott M. Quist

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $999,961, $833,183 and $264,000 in fiscal 2015, 2014 and 2013, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $3,264,925 and $2,270,425 as of December 31, 2015 and 2014, respectively.

Employment Agreement with J. Lynn Beckstead, Jr.

On December 31, 2015, J. Lynn Beckstead, Jr., who served as Vice President of Mortgage Operations and President of SecurityNational Mortgage, retired from the Company. Under the terms of the employment agreement that the Company, through its wholly owned subsidiary, SecurityNational Mortgage, had entered into with Mr. Beckstead, Mr. Beckstead is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his current rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments will be made during the ten year period at regular Company pay periods. In determining Mr. Beckstead's current rate of compensation, stock option grants and incentive or similar bonuses are not included. In the event Mr. Beckstead dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The Company expensed $320,039, $154,817 and $-0- in fiscal 2015, 2014 and 2013, respectively, to cover the present value of the retirement benefits under the employment agreement. The liability accrued was $1,093,720 and $768,220 as of December 31, 2015 and 2014, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director's fee of $21,600 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005, under the 2006 Director Stock Option Plan and under the 2014 Director Plan for years 2006 to 2015. During 2015 and 2014 each director was granted additional stock options to purchase 5,000 shares and 5,000 shares, respectively, of Class A common stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company's non-employee directors for fiscal 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook (1)	$16,800	--	$10,156	--	--	--	$26,956
Robert G. Hunter (2)	16,800	--	10,156	--	--	--	26,956
Gilbert A. Fuller (3)	19,050	--	10,156	--	--	--	29,206
H. Craig Moody (4)	19,050	--	10,156	--	--	--	29,206
Norman G. Wilbur (5)	19,050	--	10,156	--	--	--	29,206

(1)	Mr. Cook has options to purchase 19,679 shares of the Company's Class A common stock.
(2)	Dr. Hunter has options to purchase 66,861 shares of the Company's Class A common stock.
(3)	Mr. Fuller has options to purchase 20,895 shares of the Company's Class A common stock.
(4)	Mr. Moody has options to purchase 66,861 shares of the Company's Class A common stock.
(5)	Mr. Wilbur has options to purchase 25,974 shares of the Company's Class A common stock.

Employee 401(k) Retirement Savings Plan

In 1995, the Company's Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of January 1, 1995, the Company made discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allowed the board to determine the amount of the contribution at the end of each year. During the period from January 1, 1995 to December 31, 2007 the Board had adopted a contribution formula specifying that such discretionary employer matching contributions would equal 50% of the participating employee's contribution to the plan to purchase the Company's stock up to a maximum discretionary employee contribution of 1/2 of 1% of participating employees' compensation, as defined by the plan.

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

Beginning January 1, 2008, the Company elected to be a "Safe Harbor" Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee's total annual compensation and 50% of 4% to 5% of an employee's annual compensation. The match is in shares of the Company's Class A common stock. The Company's contribution for 2015, 2014 and 2013 was $1,197,236, $808,572 and $749,898 respectively, under the "Safe Harbor" plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "ESOP Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the ESOP Plan, and is qualified in its entirety by the ESOP Plan, a copy of which is available for inspection at the Company's offices.

Under the ESOP Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the ESOP Plan. Employees become eligible to participate in the ESOP Plan when they have attained the age of 19 and have completed one year of service (a twelve‑month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the ESOP Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the ESOP Plan has approximately 308 participants and had $-0- contributions payable to the Plan in 2015. Benefits under the ESOP Plan vest as follows: 20% after the second year of eligible service by an employee, an additional 20% in the third, fourth, fifth and sixth years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company did not make any contributions for 2015, 2014 and 2013.

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth contributions to the deferred compensation account of the Named Executive Officers in fiscal 2015 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2015.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	In Last FY	In Last FY	in last FY	Distributions	at last FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	--	--	--	--	$521,867
Garrett S. Sill	--	--	--	--	--
J. Lynn Beckstead, Jr.	--	--	--	--	$264,105
Jeffrey R. Stephens	--	--	--	--	--
S. Andrew Quist	--	--	--	--	--

2006 Director Stock Option Plan

On December 7, 2006, the Company adopted the 2006 Director Stock Option Plan (the "2006 Director Plan") effective December 7, 2006. The 2006 Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 100,000 shares of Class A common stock for issuance there under. The 2006 Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company's Class A common stock under the 2006 Director Plan.

Effective as of December 7, 2006, and on each anniversary date thereof during the term of the 2006 Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A common stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the 2006 Director Plan. The options granted to outside directors shall vest in four equal quarterly installments over a one year period from the date of grant, until such shares are fully vested. The primary purposes of the 2006 Director Plan are to enhance the Company's ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of the "Continuing Directors" (as defined in the 2006 Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

Amended and Restated 2013 Stock Option Plan

On August 24, 2013, the Company adopted the Security National Financial Corporation 2013 Stock Option Plan (the "2013 Plan"), which reserved 450,000 shares of Class A common stock to be made available for issuance thereunder, of which up to 150,000 shares of Class C common stock could be issued in place of up to 150,000 shares of Class A common stock. The 2013 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options", as defined under Section 422A of the Internal Revenue Code of 1986 and "non-qualified options" may be granted under the 2013 Plan. On July 1, 2015, the stockholders approved an amendment to the 2013 Plan to authorize an additional 450,000 shares of Class A common stock under the Plan, of which up to 200,000 Class C common shares may be issued in place of up to 200,000 shares of Class A common stock.

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

On December 4, 2015, the Board of Directors approved a resolution to amend the Company's 2013 Stock Option Plan to include additional equity incentive awards. These additional incentive awards in the amended plan consist of Stock Appreciation Rights (SARs), Restricted Stock Units (RSUs) and Performance Share Awards. Stock Appreciation Rights are awards that entitle the recipient to receive cash or stock equal to the excess of the Company's stock price on the date the SAR is exercised over the Company's stock price on the date the SAR was granted times the number of shares of stock with respect to which the SAR is exercised. Restricted Stock Units entitle the recipient to receive RSUs that require the Company on the distribution dates to transfer to the recipient one unrestricted, fully transferable share of stock for each RSU scheduled to be paid out on that date. Performance Share Awards entitle the recipient to receive stock based on the Company meeting certain performance goals.

The 2013 Plan has a term of ten years. The Board of Directors may amend or terminate the 2013 Plan at any time, from time to time, subject to approval of certain modifications to the 2013 Plan by the stockholders of the Company as may be required by law or the 2013 Plan.

2014 Director Stock Option Plan

On May 16, 2014, the Company adopted the 2014 Director Stock Option Plan (the "2014 Director Plan"). The 2014 Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 150,000 shares of Class A common stock for issuance there under. The 2014 Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company's Class A common stock under the 2014 Director Plan.

On December 7, 2014, and on each anniversary date thereof during the term of the 2014 Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A common stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the 2014 Director Plan. The options granted to outside directors shall vest in four equal quarterly installments over a one year period from the date of grant, until such shares are fully vested. The primary purposes of the 2014 Director Plan are to enhance the Company's ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of the "Continuing Directors" (as defined in the 2014 Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

Stock Purchase Plan

On September 11, 2015, the Board approved the Security National Financial Corporation Stock Purchase Plan for the mutual benefit of the Company and its stockholders. Under the terms of the Plan, the Company may, in its discretion, purchase shares of Class A common stock from its officers and directors who exercise the stock options granted to them under any of the Company's stock option plans with the proceeds from such purchase to be used to pay the taxes owed by such officers and directors as a result of the exercise of their stock options. Additionally, the officers and directors who exercise their stock options may, in their discretion, request that the Company purchase shares of their Class A common stock with the proceeds from such sale to be used to pay the taxes owed by such officers and directors as a result of the exercise of their stock options.

The Company is authorized under the plan to purchase no more than 60,000 shares of Class A common stock in any calendar year to pay the taxes owed by the officers and directors who exercise their stock options under the Stock Purchase Plan. The Company's purchase price for the Class A common stock under the Stock Purchase Plan shall be equal to the closing sales  price of the Company's Class A common stock as reported by The Nasdaq National Market on the day that the applicable stock options are exercised by such officers and directors. The Company may only purchase shares of Class A common stock from the officers and directors exercising their stock options under the Stock Purchase Plan during the "Trading Window" as defined in the Company's Insider Trading Policy and Guidelines.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and periodic changes in ownership of the Company's common stock with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2015, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of the Company's officers and directors, through an oversight, filed one late Form 4 report disclosing the granting of stock options on December 4, 2015.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company's Class A and Class C common stock as of March 31, 2016, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock
	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class

George R. and Shirley C. Quist Family Partnership, Ltd. (2)	1,503,863	12.3%	574,406	33.6%	2,078,269	14.9%
Scott M. Quist (3)(5)(6)(7)(8)	319,065	2.6%	1,301,463	58.8%	1,620,528	11.2%
401(k) Retirement Savings Plan (4)	1,511,478	12.4%	-	-	1,511,478	10.8%
Jordan Capital Partners, L.P. (23)	1,183,480	9.7%	-	-	1,183,480	8.5%
Employee Stock Ownership Plan (ESOP) (9)	569,513	4.7%	265,623	15.5%	835,136	6.0%
Non-Qualified Deferred Compensation Plan (10)	760,139	6.2%	-	-	760,139	5.5%
Christie Q. Overbaugh (11)	255,528	2.1%	22,537	1.3%	278,065	2.0%
J. Lynn Beckstead, Jr.	251,003	2.0%	-	-	251,003	1.8%
Jason G. Overbaugh (12)	197,809	1.6%	-	-	197,809	1.4%
Associated Investors (13)	71,317	*	112,132	6.6%	183,449	1.3%
Estate of George R. Quist	108,096	0.9%	66,757	3.9%	174,853	1.3%
S. Andrew Quist (3)(14)	138,430	*	-	-	138,430	*
Jeffrey R. Stephens (15)	83,987	*	-	-	83,987	*
Robert G. Hunter, M.D. (3)(16)	70,696	*	-	-	70,696	*
H. Craig Moody (17)	68,945	*	-	-	68,945	*
Garrett S. Sill (6)(7)(18)	67,172	*	-	-	67,172	*
Stephen C. Johnson(19)	40,066	*	-	-	40,066	*
Norman G. Wilbur (20)	20,709	*	-	-	20,709	*
Gilbert A. Fuller (21)	16,748	*	-	-	16,748	*
John L. Cook (22)	14,953	*	-	-	14,953	*
All directors and executive officers (13 persons) (3)(5)(6)(7)	1,545,111	12.2%	1,324,000	59.8%	2,869,111	19.3%

* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)
This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(3)
Does not include 569,513 shares of Class A common stock and 265,623 shares of Class C common stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(4)
The investment committee of the Company's 401(k) retirement savings plan consists of Scott Quist and Garrett S. Sill and, accordingly, exercise shared voting and investment powers with respect to such shares.

(5)
Does not include 71,317 shares of Class A common stock and 112,132 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 1,511,478 shares of Class A common stock owned by the Company's 401(k) Retirement Savings Plan, of which Scott M. Quist and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 760,139 shares of Class A common stock owned by the Company's Deferred Compensation Plan, of which Scott M. Quist and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 498,686 shares of Class C common stock granted to Scott M. Quist that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(9)	The trustees of the Employee Stock Ownership Plan (ESOP) consist of Scott M. Quist, S. Andrew Quist and Robert G. Hunter who exercise shared voting and investment powers.
(10)
The investment committee of the Company's Non-Qualified Deferred Compensation Plan consists of Scott M. Quist and Garrett S. Sill and, accordingly, exercised shared voting and investment powers with respect to such shares.

(11)	Includes options to purchase 24,164 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(12)	Includes options to purchase 49,901 shares of Class A common stock granted to Mr. Overbaugh that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(13)	The managing partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers.
(14)	Includes options to purchase 87,279 shares of Class A common stock granted to Mr. Andrew Quist that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(15)	Includes options to purchase 15,514 shares of Class A common stock granted to Mr. Stephens that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(16)	Includes options to purchase 62,135 shares of Class A common stock granted to Mr. Hunter that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(17)	Includes options to purchase 62,135 shares of Class A common stock granted to Mr. Moody that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(18)	Includes options to purchase 20,486 shares of Class A common stock granted to Mr. Sill that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(19)	Includes options to purchase 19,668 shares of Class A common stock granted to Mr. Johnson that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(20)	Includes options to purchase 16,169 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(21)	Includes options to purchase 16,169 shares of Class A common stock granted to Mr. Fuller that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(22)	Includes options to purchase 14,953 shares of Class A common stock granted to Mr. Cook that are currently exercisable, or will become exercisable within 60 days of March 31, 2016.
(23)
Jordan Capital Partners, L.P. and its affiliates and subsidiaries have beneficial ownership of an aggregate of 1,183,480 shares of the Company's Class A common stock. Jordan Capital Partners, L.P. has sole power to vote 1,183,480 shares of the Company's Class A common stock and sole power to dispose of 1,183,480 shares of the Company's common stock. The address for Jordan Capital Partners, L.P. is 6001 River Road, Suite 100, Columbus, Georgia 31904

The Company's executive officers and directors, as a group, own beneficially approximately 19.3% of the outstanding shares of the Company's Class A and Class C common stock. At the Annual Meeting of Stockholders that was held on July 2, 2014, the stockholders approved resolutions providing for a 1-for-10 reverse stock split of the Company's Class C common stock and for weighted voting of the Class C common stock. As a result, each share of Class C common stock has weighted voting of ten votes per share and may be converted into one share of Class A common stock.

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

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of the Company's current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2015	2014
Audit Fees (1)	$333,531	$296,631
Audit-Related Fees (2)	34,000	30,217
Tax Fees (3)	78,933	94,008
All Other Fees (4)	-	2,717
	$446,464	$423,573

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2015 and 2014.

(2)
Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees". These fees include review of registration statements, and audits of the Company's ESOP and 401(k) Plans.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See "Index to Consolidated Financial Statements" under Item 8 above.

(a)(2)                Financial Statement Schedules

II.	Condensed Balance Sheets as of December 31, 2015 and 2014 and Condensed
Statement of Earnings and Cash Flows for the years ended 2015, 2014 and 2013

IV.	Reinsurance

V.	Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S‑X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)              Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (3)
3.2	Amended Bylaws (5)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (4)
10.3	2006 Director Stock Option Plan (7)
10.4	2013 Stock Option Plan (10)
10.5	Amended and Restated 2013 Stock Option Plan
10.6	2014 Director Stock Option Plan (12)
10.7	Deferred Compensation Plan (2)
10.8	Employment agreement with J. Lynn Beckstead, Jr. (6)
10.9	Employment agreement with Scott M. Quist (14)
10.10	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (8)
10.11	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (9)
10.12	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (11)
21	Subsidiaries of the Registrant
23.1	Consent of Eide Bailly LLP (13)
23.2	Consent of Mackey Price & Mecham (13)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(3)	Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003
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
(13)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015.
(14)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 30, 2016	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 30, 2016

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 30, 2016

/s/ Jason G. Overbaugh	Vice President and Director	March 30, 2016
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 30, 2016
S. Andrew Quist

/s/ John L. Cook	Director	March 30, 2016
John L. Cook

/s/ Gilbert A. Fuller	Director	March 30, 2016
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 30, 2016
Robert G. Hunter

/s/ H. Craig Moody	Director	March 30, 2016
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 30, 2016
Norman G. Wilbur

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2015	2014
Assets

Cash	$2,054,192	$(135,523)
Investment in subsidiaries (equity method)	125,252,945	111,293,649

Receivables:
Receivable from affiliates	11,088,597	11,339,690
Total receivables	11,088,597	11,339,690

Property and equipment, at cost, net of accumulated depreciation of $1,663,396 for 2015 and $1,663,396 for 2014	-	-

Other assets	2,803	2,802

Total assets	$138,398,537	$122,500,618

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2015	2014
Liabilities and Stockholders' Equity Liabilities
Bank and other loans payable:
Current installments	$969,755	$1,394,915
Long-term	1,093,718	2,062,934
Advances from affiliated companies	9,069,338	9,060,918
Other liabilities and accrued expenses	976,394	1,070,462
Income taxes	15,043,107	11,820,288
Total liabilities	27,152,312	25,409,517

Stockholders' Equity
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 13,109,100 shares in 2015 and 12,459,240 shares in 2014	26,218,200	24,918,480
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C convertible common stock, $2.00 par value; 2,000,000 shares authorized; issued 1,709,640 shares in 2015 and 1,394,069 shares in 2014	3,419,280	2,788,138

Additional paid-in capital	30,232,582	25,931,119
Accumulated other comprehensive income	1,533,828	1,438,566
Retained Earnings	52,021,764	44,101,252
Treasury stock at cost - (930,546 Class A shares and -0- Class C shares in 2015; 986,264 Class A shares and -0- Class C shares in 2014, held by affiliated companies)	(2,179,429)	(2,086,454)
Total stockholders' equity	111,246,225	97,091,101
Total Liabilities and Stockholders' Equity	$138,398,537	$122,500,618

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31
	2015	2014	2013
Revenue
Net investment income	$86,829	$91,748	$11,658
Fees from affiliates	976,146	1,009,552	1,120,109
Other Income	-	-	30,002
Total revenue	1,062,975	1,101,300	1,161,769

Benefits and Expenses:
General and administrative expenses	673,491	728,929	516,360
Interest expense	105,614	173,362	232,635
Total benefits and expenses	779,105	902,291	748,995

Earnings before income taxes, and earnings of subsidiaries	283,870	199,009	412,774
Income tax benefit (expense)	(3,223,341)	(3,519,697)	303,266
Equity in earnings of subsidiaries	15,562,351	11,075,336	6,869,881

Net earnings	$12,622,880	$7,754,648	$7,585,921

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$12,622,880	$7,754,648	$7,585,921
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	-	309	1,910
Undistributed earnings of affiliates	15,562,351	11,075,336	6,869,881
Provision for income taxes	3,222,819	4,817,720	1,163,836
Stock based compensation expense	387,608	391,220	88,369
Benefit plans funded with treasury stock	1,197,236	899,850	727,937
Change in assets and liabilities:
Other assets	(1)	13,296	72,346
Other liabilities	(94,068)	(199,052)	(66,945)
Net cash provided by operating activities	32,898,825	24,753,327	16,443,255
	-	-	-
Cash flows from investing activities:
Investment in subsidiaries	(29,426,385)	(21,670,209)	(15,079,788)
Cash paid for purchase of subsidiaries, net of cash acquired	-	(3,000,000)	-

Net cash used in investing activities	(29,426,385)	(24,670,209)	(15,079,788)

Cash flows from financing activities:
Advances from (to) affiliates	259,513	(1,919,022)	681,679
Purchase of treasury stock	(181,539)	-	-
Proceeds from stock options exercised	33,677	74,024	252,815
Payments of notes and contracts payable	(1,394,376)	(1,812,964)	(1,898,324)
Proceeds from borrowings on notes and contracts payable	-	-	4,684,208
Change in line of credit borrowings	-	-	(4,608,204)
Net cash used in financing activities	(1,282,725)	(3,657,962)	(887,826)
Net change in cash	2,189,715	(3,574,844)	475,641
Cash at beginning of year	(135,523)	3,439,321	2,963,680
Cash at end of year	$2,054,192	$(135,523)	$3,439,321

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)        Bank and Other Loans Payable

	December 31
	2015	2014

3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, paid in full.	$-	$461,889
3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due January 2018.	2,062,512	2,994,999
Other notes payable	961	961
Total bank and other loans	2,063,473	3,457,849
Less current installments	969,755	1,394,915
Bank and other loans, excluding current installments	$1,093,718	$2,062,934

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.75% at December 31, 2015), secured by the capital stock of Security National Life and maturing June 30, 2016, renewable annually. At December 31, 2015, the Company was contingently liable under a standby letter of credit aggregating $576,776, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2015, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank and other loans payable:

2016	$969,755
2017	1,007,943
2018	85,775
2019	-
2020	-
Thereafter	-
Total	$2,063,473

2)        Advances from Affiliated Companies

	December 31
	2015	2014
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,609,497	7,601,077
	$9,069,338	$9,060,918

3)        Dividends and Capital Contributions

In 2015, 2014 and 2013, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $1,698,317, $480,461, and $1,309,712, respectively.

In 2015, 2014 and 2013 the Registrant made capital contributions to Green Street Mortgage Services, Inc., a wholly owned subsidiary of the Registrant, in the amount of $-0-, $-0-, and $2,649,735, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2015
Life Insurance in force ($000)	$1,393,868	$61,655	$1,468,935	$2,801,148	52.4%

Premiums:
Life Insurance	$54,678,702	$498,483	$2,110,480	$56,290,699	3.7%
Accident and Health Insurance	119,153	-	11	119,164	0.0%
Total premiums	$54,797,855	$498,483	$2,110,491	$56,409,863	3.7%

2014
Life Insurance in force ($000)	$1,301,156	$63,457	$1,462,340	$2,700,039	54.2%

Premiums:
Life Insurance	$51,938,012	$855,266	$1,792,910	$52,875,656	3.4%
Accident and Health Insurance	133,002	-	21	133,023	0.0%
Total premiums	$52,071,014	$855,266	$1,792,931	$53,008,679	3.4%

2013
Life Insurance in force ($000)	$1,262,134	$75,181	$1,566,336	$2,753,289	56.9%

Premiums:
Life Insurance	$49,421,429	$1,028,150	$1,935,376	$50,328,655	3.8%
Accident and Health Insurance	142,972	-	31	143,003	0.0%
Total premiums	$49,564,401	$1,028,150	$1,935,407	$50,471,658	3.8%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2015
Accumulated depreciation on real estate	$10,875,419	$2,840,489	$(1,505,562)	$12,210,346

Allowance for losses on mortgage loans on real estate and construction loans held for investment	2,003,055	(30,993)	(123,942)	1,848,120

Accumulated depreciation on property and equipment	16,419,343	2,183,496	(304,442)	18,298,397

Allowance for doubtful accounts on receivables	1,280,859	673,743	(253,906)	1,700,696

Allowance for doubtful accounts on collateral loans	693,413	545,372	(332,169)	906,616

For the Year Ended December 31, 2014
Accumulated depreciation on real estate	$9,658,599	$2,009,521	$(792,701)	$10,875,419

Allowance for losses on mortgage loans on real estate and construction loans held for investment	1,652,090	389,409	(38,444)	2,003,055

Accumulated depreciation on property and equipment	15,260,635	2,177,165	(1,018,457)	16,419,343

Allowance for doubtful accounts on receivables	1,248,633	403,146	(370,920)	1,280,859

Allowance for doubtful accounts on collateral loans	269,175	524,192	(99,954)	693,413

For the Year Ended December 31, 2013
Accumulated depreciation on real estate	$7,441,418	$2,539,691	$(322,510)	$9,658,599

Allowance for losses on mortgage loans on real estate and construction loans held for investment	4,239,861	220,652	(2,808,423)	1,652,090

Accumulated depreciation on property and equipment	16,974,898	1,621,069	(3,335,332)	15,260,635

Allowance for doubtful accounts on receivables	1,190,592	261,911	(203,870)	1,248,633

Allowance for doubtful accounts on collateral loans	505,030	207,616	(443,471)	269,175