Form 10-Q
period 2016-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2016-05-16
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016, or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	13,137,702
Title of Class	Number of Shares Outstanding as of
May 16, 2016

Class C Common Stock, $2.00 par value	1,716,020
Title of Class	Number of Shares Outstanding as of
May 16, 2016

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2016

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Part I - Financial Information

Item 1.                Financial Statements.

Assets	March 31 2016	December 31 2015
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$147,445,997	$145,558,425
Equity securities, available for sale, at estimated fair value	8,941,232	8,431,090
Mortgage loans on real estate and construction loans, held for investment net of allowances for loan losses of $2,078,948 and $1,848,120 for 2016 and 2015	133,393,868	112,546,905
Real estate held for investment, net of accumulated depreciation of $12,940,497 and $12,210,346 for 2016 and 2015	116,700,727	114,852,432
Policy loans and other investments, net of allowances for doubtful accounts of $1,032,736 and $906,616 for 2016 and 2015	39,279,484	39,582,421
Short-term investments	17,809,307	16,915,808
Accrued investment income	2,559,069	2,553,819
Total investments	466,129,684	440,440,900
Cash and cash equivalents	46,703,959	40,053,242
Mortgage loans sold to investors	85,906,980	115,286,455
Receivables, net	16,728,173	16,026,100
Restricted assets	8,114,572	9,359,802
Cemetery perpetual care trust investments	2,938,732	2,848,759
Receivable from reinsurers	13,387,534	13,400,527
Cemetery land and improvements	10,748,630	10,780,996
Deferred policy and pre-need contract acquisition costs	61,116,736	59,004,909
Mortgage servicing rights, net	13,688,362	12,679,755
Property and equipment, net	12,020,600	11,441,660
Value of business acquired	8,410,685	8,743,773
Goodwill	2,765,570	2,765,570
Other	8,689,264	7,100,869

Total Assets	$757,349,481	$749,933,317

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31 2016	December 31 2015
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$519,840,644	$517,177,388
Unearned premium reserve	4,672,289	4,737,305
Bank and other loans payable	41,253,242	40,908,915
Deferred pre-need cemetery and mortuary contract revenues	12,664,028	12,816,227
Cemetery perpetual care obligation	3,477,506	3,465,771
Accounts payable	2,830,831	3,502,046
Other liabilities and accrued expenses	31,265,273	31,027,381
Income taxes	26,756,136	25,052,059
Total liabilities	642,759,949	638,687,092

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,137,697 shares in 2016 and 13,109,100 shares in 2015	26,275,394	26,218,200
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,716,024 shares in 2016 and 1,709,640 shares in 2015	3,432,048	3,419,280
Additional paid-in capital	30,489,006	30,232,582
Accumulated other comprehensive income, net of taxes	2,651,399	1,533,828
Retained earnings	53,771,475	52,021,764
Treasury stock at cost - 884,785 Class A shares in 2016 and 930,546 Class A shares in 2015	(2,029,790)	(2,179,429)

Total stockholders' equity	114,589,532	111,246,225

Total Liabilities and Stockholders' Equity	$757,349,481	$749,933,317

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31
	2016	2015
Revenues:
Insurance premiums and other considerations	$14,451,575	$13,853,515
Net investment income	8,992,191	7,822,844
Net mortuary and cemetery sales	3,245,856	2,872,335
Realized gains on investments and other assets	97,922	420,064
Other than temporary impairments on investments	(73,630)	(55,896)
Mortgage fee income	37,769,975	37,821,800
Other	1,530,426	1,315,070
Total revenues	66,014,315	64,049,732

Benefits and expenses:
Death benefits	7,824,001	7,927,872
Surrenders and other policy benefits	518,321	653,734
Increase in future policy benefits	4,160,260	4,179,812
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,212,836	1,167,499
Selling, general and administrative expenses:
Commissions	16,842,270	18,566,047
Personnel	17,197,372	14,313,316
Advertising	1,078,010	1,416,290
Rent and rent related	2,064,325	1,885,076
Depreciation on property and equipment	521,455	562,737
Provision for loan losses and loss reserve	586,778	666,739
Costs related to funding mortgage loans	2,154,397	2,183,011
Other	6,480,711	6,085,503
Interest expense	1,064,195	985,346
Cost of goods and services sold-mortuaries and cemeteries	458,619	458,266
Total benefits and expenses	63,163,550	61,051,248

Earnings before income taxes	2,850,765	2,998,484
Income tax expense	(1,057,233)	(1,134,681)

Net earnings	$1,793,532	$1,863,803

Net earnings per Class A Equivalent common share (1)	$0.13	$0.14

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.12	$0.13

Weighted-average Class A equivalent common share outstanding (1)	13,939,377	13,592,260

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	14,373,499	14,154,098

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2016	2015
Net earnings	$1,793,532	$1,863,703
Other comprehensive income:
Net unrealized gains on derivative instruments	819,674	1,520,023
Net unrealized gains (losses) on available for sale securities	297,897	(228,256)
Other comprehensive income	1,117,571	1,291,767
Comprehensive income	$2,911,103	$3,155,470

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2014	$24,918,480	$2,788,138	$25,931,119	$1,438,566	$44,101,252	$(2,086,454)	$97,091,101

Net earnings	-	-	-	-	1,863,703	-	1,863,703
Other comprehensive income	-	-	-	1,291,767	-	-	1,291,767
Grant of stock options	-	-	85,545	-	-	-	85,545
Exercise of stock options	-	228,046	15,963	-	-	(244,009)	-
Sale of treasury stock	-	-	134,619	-	-	105,715	240,334
Stock Dividends	480	2	728	-	(1,210)	-	-
Conversion Class C to Class A	1,064	(1,064)	-	-	-	-	-
Balance at March 31, 2015	$24,920,024	$3,015,122	$26,167,974	$2,730,333	$45,963,745	$(2,224,748)	$100,572,450

Balance at December 31, 2015	$26,218,200	$3,419,280	$30,232,582	$1,533,828	$52,021,764	$(2,179,429)	$111,246,225

Net earnings	-	-	-	-	1,793,532	-	1,793,532
Other comprehensive income	-	-	-	1,117,571	-	-	1,117,571
Grant of stock options	-	-	84,452	-	-	-	84,452
Exercise of stock options	56,920	-	4,367	-	-	-	61,287
Sale of treasury stock	-	-	136,826	-	-	149,639	286,465
Stock Dividends	274	12,768	30,779	-	(43,821)	-	-
Balance at March 31, 2016	$26,275,394	$3,432,048	$30,489,006	$2,651,399	$53,771,475	$(2,029,790)	$114,589,532

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2016	2015
Cash flows from operating activities:
Net cash provided by operating activities	$25,863,034	$711,854

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(4,481,397)	(720,168)
Calls and maturities - fixed maturity securities	2,470,005	2,423,142
Securities available for sale:
Purchase - equity securities	(1,651,302)	(970,123)
Sales - equity securities	1,487,110	1,115,336
Purchase of short-term investments	(3,258,070)	(19,289,330)
Sales of short-term investments	2,364,571	25,728,589
Sales (purchases) of restricted assets	1,242,342	(477,434)
Changes in assets for perpetual care trusts	(51,461)	(77,547)
Amount received for perpetual care trusts	11,735	14,734
Mortgage loans, policy loans, and other investments made	(112,920,364)	(98,936,237)
Payments received for mortgage loans, policy loans and other investments	99,348,725	85,963,685
Purchase of property and equipment	(1,084,975)	(371,843)
Purchase of real estate	(3,432,051)	(1,695,631)
Sale of real estate	843,701	1,924,500
Cash received from reinsurance	-	15,113,391
Net cash provided by (used in) investing activities	(19,111,431)	9,745,064

Cash flows from financing activities:
Annuity contract receipts	2,516,596	2,507,650
Annuity contract withdrawals	(3,025,833)	(3,496,843)
Proceeds from stock options exercised	61,287	-
Repayment of bank loans on notes and contracts	(390,168)	(607,286)
Proceeds from borrowing on bank loans	737,232	1,028,848
Net cash used in financing activities	(100,886)	(567,631)

Net change in cash and cash equivalents	6,650,717	9,889,287

Cash and cash equivalents at beginning of period	40,053,242	30,855,320

Cash and cash equivalents at end of period	$46,703,959	$40,744,607

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$87,000	$2,389,330

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

1)        Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the value of interest rate locks and commitments, those used in determining deferred acquisition costs and the value of business acquired, those used in determining the value of mortgage loans foreclosed to REO, those used in determining the liability for future policy benefits and unearned revenue, those used in determining the estimated future costs for pre-need sales, those used in determining the value of mortgage servicing rights, those used in determining valuation allowances for mortgage loans on real estate, those used in determining loan loss reserve, and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

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

ASU No. 2016-01: "Financial Instruments – Overall (Topic 825-10)" – Issued in January 2016, ASU 2016-01 changes the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders' equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments.  The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is in the process of evaluating the potential impact of this standard.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of March 31, 2016 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$3,558,169	$378,157	$-	$3,936,326
Obligations of states and political subdivisions	1,803,498	200,444	(455)	2,003,487
Corporate securities including public utilities	133,970,698	11,576,671	(4,997,905)	140,549,464
Mortgage-backed securities	7,501,609	303,697	(173,323)	7,631,983
Redeemable preferred stock	612,023	47,811	-	659,834
Total fixed maturity securities held to maturity	$147,445,997	$12,506,780	$(5,171,683)	$154,781,094

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,051,680	$295,489	$(1,405,937)	$8,941,232

Total equity securities available for sale at estimated fair value	$10,051,680	$295,489	$(1,405,937)	$8,941,232

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$53,488,217
Residential construction	42,926,820
Commercial	39,057,779
Less: Allowance for loan losses	(2,078,948)
Total mortgage loans on real estate and construction loans held for investment	$133,393,868

Real estate held for investment - net of depreciation	$116,700,727

Policy loans and other investments are shown at amortized cost except for other investments that are shown at estimated fair value:
Policy loans	$6,892,022
Insurance assignments	32,149,213
Promissory notes	48,797
Other investments at estimated fair value	1,222,188
Less: Allowance for doubtful accounts	(1,032,736)

Total policy loans and other investments	$39,279,484

Short-term investments at amortized cost	$17,809,307

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2015 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015:

Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$3,560,579	$292,869	$(4,743)	$3,848,705
Obligations of states and political subdivisions	1,805,828	182,073	(1,040)	1,986,861
Corporate securities including public utilities	134,488,108	9,836,355	(5,501,743)	138,822,720
Mortgage-backed securities	5,091,887	190,867	(75,580)	5,207,174
Redeemable preferred stock	612,023	29,675	-	641,698
Total fixed maturity securities held to maturity	$145,558,425	$10,531,839	$(5,583,106)	$150,507,158

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,891,500	$213,683	$(1,674,093)	$8,431,090

Total securities available for sale carried at estimated fair value	$9,891,500	$213,683	$(1,674,093)	$8,431,090

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$46,020,490
Residential construction	34,851,557
Commercial	33,522,978
Less: Allowance for loan losses	(1,848,120)

Total mortgage loans on real estate and construction loans held for investment	$112,546,905

Real estate held for investment - net of depreciation	$114,852,432

Policy loans and other investments are shown at amortized cost except for other investments that are shown at estimated fair value:
Policy loans	$6,896,457
Insurance assignments	32,369,014
Promissory notes	48,797
Other investments at estimated fair value	1,174,769
Less: Allowance for doubtful accounts	(906,616)

Total policy loans and other investments	$39,582,421

Short-term investments at amortized cost	$16,915,808

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at March 31, 2016 and December 31, 2015. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At March 31, 2016
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$-	0	$-	0	$-
Obligations of states and political subdivisions	-	0	455	1	455
Corporate securities including public utilities	2,267,982	70	2,729,923	25	4,997,905
Mortgage-backed securities	173,323	6	-	0	173,323
Total unrealized losses	$2,441,305	76	$2,730,378	26	$5,171,683
Fair Value	$21,751,797		$6,404,000		$28,155,797

At December 31, 2015
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$4,743	2	$-	0	$4,743
Obligations of states and political subdivisions	-	0	1,040	1	1,040
Corporate securities including public utilities	3,701,572	98	1,800,171	18	5,501,743
Mortgage-backed securities	75,580	4	-	0	75,580
Total unrealized losses	$3,781,895	104	$1,801,211	19	$5,583,106
Fair Value	$34,076,401		$3,809,957		$37,886,358

The average market value of the related fixed maturities was 84.5% and 87.2% of amortized cost as of March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016 and 2015 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 for each reporting period.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at March 31, 2016 and December 31, 2015. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At March 31, 2016
Industrial, miscellaneous and all other	$798,607	180	$607,330	68	$1,405,937
Total unrealized losses	$798,607	180	$607,330	68	$1,405,937
Fair Value	$3,955,133		$1,154,812		$5,109,945

At December 31, 2015
Industrial, miscellaneous and all other	$997,862	222	$676,232	74	$1,674,094
Total unrealized losses	$997,862	222	$676,232	74	$1,674,094
Fair Value	$4,177,709		$760,860		$4,938,569

The average market value of the equity securities available for sale was 78.4% and 74.7% of the original investment as of March 31, 2016 and December 31, 2015, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the three months ended March 31, 2016 and 2015, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $43,630 and $25,896, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2016	$4,298,647	$4,345,102
Due in 2017 through 2020	33,393,520	35,451,062
Due in 2021 through 2025	35,564,893	37,200,353
Due after 2025	66,075,305	69,492,760
Mortgage-backed securities	7,501,609	7,631,983
Redeemable preferred stock	612,023	659,834
Total held to maturity	$147,445,997	$154,781,094

The cost and estimated fair value of available for sale securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Cost	Estimated Fair Value
Available for Sale:
Common stock	$10,051,680	$8,941,232
Total available for sale	$10,051,680	$8,941,232

The Company's realized gains and losses and other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended March 31
	2016	2015
Fixed maturity securities held to maturity:
Gross realized gains	$-	$85,997
Gross realized losses	(24,795)	(9,776)
Other than temporary impairments	(30,000)	(30,000)

Securities available for sale:
Gross realized gains	63,495	87,720
Gross realized losses	(23,878)	(1,016)
Other than temporary impairments	(43,630)	(25,896)

Other assets:
Gross realized gains	84,768	257,139
Gross realized losses	(1,668)	-
Total	$24,292	$364,168

The net carrying amount of held to maturity securities sold was $-0- and $257,962 for the three months ended March 31, 2016 and 2015, respectively.  The net realized gain related to these sales was $-0- and $8,962 for the three months ended March 31, 2016 and 2015, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at March 31, 2016, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)
Major categories of net investment income are as follows:

	Three Months Ended March 31
	2016	2015
Fixed maturity securities	$2,050,569	$1,980,696
Equity securities	71,041	59,418
Mortgage loans on real estate	2,026,515	1,874,158
Real estate	2,838,484	2,120,650
Policy loans	182,206	188,546
Insurance assignments	3,104,788	2,789,006
Short-term investments, principally interest on sale of mortgage loans and other	1,863,144	1,511,095
Gross investment income	12,136,747	10,523,569
Investment expenses	(3,144,556)	(2,700,725)
Net investment income	$8,992,191	$7,822,844
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $87,976 and $92,922 for the three months ended March 31, 2016 and 2015, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $8,813,368 at March 31, 2016 and $8,815,542 at December 31, 2015. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
Real Estate

The Company continues to strategically deploy resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development and foreclosures on delinquent mortgage loans.

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

The Company currently owns and operates 10 commercial properties in 7 states. These properties include industrial warehouses, office building and retail centers. The assets are primarily held without debt; however, the Company does use debt in strategic cases to leverage established yields or to acquire higher quality, or class, of asset.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)

The following is a summary of the Company's investment in commercial real estate for the periods presented:

	Net Ending Balance				Total Square Footage
	March 31		December 31		March 31	December 31
	2016		2015		2016	2015
Arizona	$460,465	(1)	$463,774	(1)	16,270	16,270
Arkansas	103,527		-		3,200	-
Kansas	11,720,154		11,537,335		222,679	222,679
Mississippi	3,152,040		-		21,521	-
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	3,755,070		3,768,542		23,470	23,470
Utah	17,194,441		17,403,746		233,244	253,244

	$36,392,697		$33,180,397		520,384	515,663

(1) Includes undeveloped land

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

As of March 31, 2016, SNRE manages 141 residential properties in 10 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village, in Sandy Utah.

The following is a summary of the Company's investment in residential real estate for the periods presented:

	Net Ending Balance
	March 31	December 31
	2016	2015
Arizona	$940,537	$944,614
California	5,929,061	6,158,253
Colorado	549,214	553,230
Florida	9,082,242	9,203,624
Illinois	-	165,800
Oklahoma	99,264	99,862
Oregon	120,000	120,000
South Carolina	676,200	823,872
Texas	1,279,327	1,198,860
Utah	61,346,004	62,117,738
Washington	286,181	286,182
	$80,308,030	$81,672,035

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or 13% of the overall commercial real estate holdings.

As of March 31, 2016, real estate owned and occupied by the company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
5300 South 360 West, Salt Lake City, UT (1)	Corporate Offices, Life Insurance and Cemetery/Mortuary Operations	36,000	100%
5201 Green Street, Salt Lake City, UT	Mortgage Operations	36,899	34%
3935 I-55 South Frontage Road, Jackson, MS (1)	Life Insurance Operations	12,300	100%

(1) These two assets are included in property and equipment on the Condensed Consolidated Balance Sheet

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2016, the Company had 53%, 14%, 10%, 7%, and 5% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, and Oregon, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $2,078,948 and $1,848,120 at March 31, 2016 and December 31, 2015, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2016
Allowance for credit losses:
Beginning balance - January 1, 2016	$187,129	$1,560,877	$100,114	$1,848,120
Charge-offs	-	(18,374)	-	(18,374)
Provision	-	249,202	-	249,202
Ending balance -March 31, 2016	$187,129	$1,791,705	$100,114	$2,078,948

Ending balance: individually evaluated for impairment	$-	$508,655	$-	$508,655

Ending balance: collectively evaluated for impairment	$187,129	$1,283,050	$100,114	$1,570,293

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$39,057,779	$53,488,217	$42,926,820	$135,472,816

Ending balance: individually evaluated for impairment	$-	$5,091,409	$-	$5,091,409

Ending balance: collectively evaluated for impairment	$39,057,779	$48,396,808	$42,926,820	$130,381,407

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2015
Allowance for credit losses:
Beginning balance - January 1, 2015	$187,129	$1,715,812	$100,114	$2,003,055
Charge-offs	-	(123,942)	-	(123,942)
Provision	-	(30,993)	-	(30,993)
Ending balance - December 31, 2015	$187,129	$1,560,877	$100,114	$1,848,120

Ending balance: individually evaluated for impairment	$-	$305,962	$-	$305,962

Ending balance: collectively evaluated for impairment	$187,129	$1,254,915	$100,114	$1,542,158

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$33,522,978	$46,020,490	$34,851,557	$114,395,025

Ending balance: individually evaluated for impairment	$-	$3,087,161	$93,269	$3,180,430

Ending balance: collectively evaluated for impairment	$33,522,978	$42,933,329	$34,758,287	$111,214,594

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

3)        Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
March 31, 2016
Commercial	$-	$-	$-	$-	$-	$39,057,779	$39,057,779	$(187,129)	$38,870,650
Residential	151,779	354,152	726,159	5,091,409	6,323,499	47,164,718	53,488,217	(1,791,705)	51,696,512
Residential Construction	-	-	64,895	-	64,895	42,861,925	42,926,820	(100,114)	42,826,706

Total	$151,779	$354,152	$791,054	$5,091,409	$6,388,394	$129,084,422	$135,472,816	$(2,078,948)	$133,393,868

December 31, 2015
Commercial	$-	$-	$-	$-	$-	$33,522,978	$33,522,978	$(187,129)	$33,335,849
Residential	1,162,102	884,143	2,212,993	3,087,161	7,346,399	38,674,091	46,020,490	(1,560,877)	44,459,613
Residential Construction	-	-	64,895	93,269	158,164	34,693,393	34,851,557	(100,114)	34,751,443

Total	$1,162,102	$884,143	$2,277,888	$3,180,430	$7,504,563	$106,890,462	$114,395,025	$(1,848,120)	$112,546,905

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2016
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	5,091,409	5,091,409	508,655	5,091,409	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	5,091,409	5,091,409	508,655	5,091,409	-
Residential construction	-	-	-	-	-

December 31, 2015
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	93,269	93,269	-	93,269	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	93,269	93,269	-	93,269	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

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

The Company's performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Performing	$39,057,779	$33,522,978	$47,670,650	$40,720,336	$42,861,925	$34,693,393	$129,590,354	$108,936,707
Nonperforming	-	-	5,817,567	5,300,154	64,895	158,164	5,882,462	5,458,318

Total	$39,057,779	$33,522,978	$53,488,217	$46,020,490	$42,926,820	$34,851,557	$135,472,816	$114,395,025

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $440,000 and $268,000 as of March 31, 2016 and December 31, 2015, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of March 31 2016	As of December 31 2015
Residential	$5,817,567	$5,300,154
Residential construction	64,895	158,164
Total	$5,882,462	$5,458,318

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31 2016	As of December 31 2015
Balance, beginning of period	$2,805,900	$1,718,150
Provisions for losses	586,778	6,295,043
Charge-offs	(40,041)	(5,207,293)
Balance, end of period	$3,352,637	$2,805,900

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

4)        Stock-Based Compensation

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $84,452 and $85,545 has been recognized for these plans for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the total unrecognized compensation expense related to the options issued in December 2015 was $228,136, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock incentive plans as of March 31, 2016, and the changes during the three months ended March 31, 2016, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	618,261	$3.89	577,436	$3.54
Granted	-		-
Exercised	(28,460)	2.15	-
Cancelled	-		-
Outstanding at March 31, 2016	589,801	$3.97	577,436	$3.54

As of March 31, 2016:
Options exercisable	484,659	$3.45	498,686	$2.99

As of March 31, 2016:
Available options for future grant	454,842		57,750

Weighted average contractual term of option outstanding at March 31, 2016	7.50 years		2.50 years

Weighted average contractual term of options exercisable at March 31, 2016	7.03 years		2.16 years

Aggregated intrinsic value of options outstanding at March 31, 2016 (1)	$844,342		$1,096,391

Aggregated intrinsic value of options exercisable at March 31, 2016 (1)	$844,342		$1,096,391

(1) The Company used a stock price of $5.09 as of March 31, 2016 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

4)        Stock Based Compensation (Continued)

A summary of the status of the Company's stock incentive plans as of March 31, 2015, and the changes during the three months ended March 31, 2015, are presented below:

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months ended March 31, 2016 and 2015 was $91,989 and $438,989, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

5)        Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2016	2015
Numerator:
Net earnings	$1,793,532	$1,863,703
Denominator:
Basic weighted-average shares outstanding	13,939,377	13,592,260
Effect of dilutive securities:
Employee stock options	434,122	561,838

Diluted weighted-average shares outstanding	14,373,499	14,154,098

Basic net earnings per share	$0.13	$0.14

Diluted net earnings per share	$0.12	$0.13

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended March 31, 2016 and 2015, there were 250,039 and 4,632 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2015. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

6)        Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Eliminations	Consolidated
For the Three Months Ended
March 31, 2016
Revenues from external customers	$22,075,134	$3,330,766	$40,608,415	$-	$66,014,315
Intersegment revenues	3,103,446	286,925	79,479	(3,469,850)	-
Segment profit before income taxes	1,065,168	469,055	1,316,542	-	2,850,765

Identifiable Assets	724,858,698	96,827,903	69,077,738	(133,414,858)	757,349,481
Goodwill	2,765,570	-	-	-	2,765,570

For the Three Months Ended
March 31, 2015
Revenues from external customers	$20,985,500	$3,098,238	$39,965,894	$-	$64,049,632
Intersegment revenues	2,818,867	311,998	88,487	(3,219,352)	-
Segment profit before income taxes	1,403,851	409,175	1,185,358	-	2,998,384

Identifiable Assets	677,059,957	104,778,721	62,765,551	(142,826,038)	701,778,191
Goodwill	2,765,570	-	-	-	2,765,570

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

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
March 31, 2016 (Unaudited)

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

Other Investments: The fair values are estimated using one or more valuation techniques for which sufficient and reliable data is available. Factors considered when estimating the fair value include the original transaction price, recent transactions in the same or similar properties, historical lease rates, comparable lease rates of similar properties, discount rates, market capitalization rates, expected vacancy rates, and changes in financial ratios or cash flow.

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
March 31, 2016 (Unaudited)

7)        Fair Value of Financial Instruments (Continued)

In addition to this analysis performed by the Company, the Company depreciates Other Real Estate Held for Investment. This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

Mortgage Servicing Rights: The Company initially recognizes Mortgage Servicing Rights ("MSRs") at their estimated fair values derived from the net cash flows associated with the servicing contracts, where the Company assumes the obligation to service the loan in the sale transaction. The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company's earnings.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$8,941,232	$8,941,232	$-	$-
Total securities available for sale	$8,941,232	$8,941,232	$-	$-

Restricted assets of cemeteries and mortuaries	$687,214	$687,214	$-	$-
Cemetery perpetual care trust investments	669,366	669,366	-	-
Derivatives - interest rate lock commitments	5,096,573	-	-	5,096,573
Other investments	1,222,188	-	-	1,222,188
Total assets accounted for at fair value on a recurring basis	$16,616,573	$10,297,812	$-	$6,318,761

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,451,491)	$-	$-	$(50,451,491)
Future policy benefits - annuities	(69,287,925)	-	-	(69,287,925)
Derivatives - bank loan interest rate swaps	(11,210)	-	-	(11,210)
- call options	(63,686)	(63,686)	-	-
- put options	(12,102)	(12,102)	-	-
- interest rate lock commitments	(422,490)	-	-	(422,490)
Total liabilities accounted for at fair value on a recurring basis	$(120,248,904)	$(75,788)	$-	$(120,173,116)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

7)        Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Other Investments

Balance - December 31, 2015	$(50,694,953)	$(69,398,617)	$3,333,091	$(13,947)	$1,174,769

Total gains (losses):

Included in earnings	243,462	110,692	-	-	-

Included in other comprehensive income	-	-	1,340,992	2,737	47,419

Balance - March 31, 2016	$(50,451,491)	$(69,287,925)	$4,674,083	$(11,210)	$1,222,188

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at March 31, 2016.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$1,499,786	$-	$-	$1,499,786
Real estate held for investment	1,242,000	-	-	1,242,000
Total assets accounted for at fair value on a nonrecurring basis	$2,741,786	$-	$-	$2,741,786

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

7)        Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$8,431,090	$8,431,090	$-	$-
Total securities available for sale	$8,431,090	$8,431,090	$-	$-

Restricted assets of cemeteries and mortuaries	$686,444	$686,444	$-	$-
Cemetery perpetual care trust investments	630,854	630,854	-	-
Derivatives - interest rate lock commitments	3,440,758	-	-	3,440,758
Other investments	1,174,769	-	-	1,174,769
Total assets accounted for at fair value on a recurring basis	$14,363,915	$9,748,388	$-	$4,615,527
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,694,953)	$-	$-	$(50,694,953)
Future policy benefits - annuities	(69,398,617)	-	-	(69,398,617)
Derivatives - bank loan interest rate swaps	(13,947)	-	-	(13,947)
- call options	(16,342)	(16,342)	-	-
- put options	(28,829)	(28,829)	-	-
- interest rate lock commitment	(107,667)	-	-	(107,667)
Total liabilities accounted for at fair value on a recurring basis	$(120,260,355)	$(45,171)	$-	$(120,215,184)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Other Investments
Balance - December 31, 2014	$(45,310,699)	$(65,540,985)	$1,929,851	$(31,370)	$-
Purchases	-	-	-	-	1,200,000
Total gains (losses):
Included in earnings	(5,384,254)	(3,857,632)	-	-	-
Included in other comprehensive income	-	-	1,403,240	17,423	(25,231)
Balance - December 31, 2015	$(50,694,953)	$(69,398,617)	$3,333,091	$(13,947)	$1,174,769

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

7)        Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2015.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2016 and December 31, 2015. The estimated fair value amounts for March 31, 2016 and December 31, 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Condensed Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$51,696,512	$-	$-	$55,117,152	$55,117,152
Residential construction	42,826,706	-	-	42,826,706	42,826,706
Commercial	38,870,650	-	-	40,272,245	40,272,245
Mortgage loans, net	$133,393,868	$-	$-	$138,216,103	$138,216,103
Policy loans	6,892,022	-	-	6,892,022	6,892,022
Insurance assignments, net	31,165,274	-	-	31,165,274	31,165,274
Short-term investments	17,809,307	-	-	17,809,307	17,809,307

Liabilities
Bank and other loans payable	$(41,242,032)	$-	$-	$(41,242,032)	$(41,242,032)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

7)        Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2015:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$44,459,613	$-	$-	$47,193,950	$47,193,950
Residential construction	34,751,443	-	-	34,751,443	34,751,443
Commercial	33,335,849	-	-	34,778,136	34,778,136
Mortgage loans, net	$112,546,905	$-	$-	$116,723,529	$116,723,529
Policy loans	6,896,457	-	-	6,896,457	6,896,457
Insurance assignments, net	31,511,195	-	-	31,511,195	31,511,195
Short-term investments	16,915,808	-	-	16,915,808	16,915,808

Liabilities
Bank and other loans payable	$(40,894,968)	$-	$-	$(40,894,968)	$(40,894,968)

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

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013 thru 2016 is determined from pricing of similar loans that were sold in 2014 and 2015

Residential Construction – These loans are primarily short in maturity (4-6 months) accordingly, the estimated fair value is determined to be the net book value.

Commercial – The estimated fair value is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates for commercial mortgages.

Policy Loans and Other Investments: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values.

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

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 3 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as other real estate held for investment. The Company will rent the properties until it is deemed desirable to sell them.

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
March 31, 2016 (Unaudited)

9)        Derivative Commitments (Continued)

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

The following table shows the fair value of derivatives as of March 31, 2016 and December 31, 2015.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$5,096,573	other assets	$3,440,758	Other liabilities	$422,490	Other liabilities	$107,667
Call options	--	--	--	--	Other liabilities	63,686	Other liabilities	16,342
Put options	--	--	--	--	Other liabilities	12,102	Other liabilities	28,829
Interest rate swaps	--	--	--	--	Bank loans payable	11,210	Bank loans payable	13,947
Total		$5,096,573		$3,440,758		$509,488		$166,785

The following table shows the gain on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain Recognized in OCI
	Three Months Ended March 31
Derivative - Cash Flow Hedging Relationships:	2016	2015
Interest Rate Lock Commitments	$1,340,992	$2,487,891
Interest Rate Swaps	2,737	3,951
Sub Total	1,343,729	2,491,842
Tax Effect	524,055	971,819
Total	$819,674	$1,520,023

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

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

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The amounts expensed for loan losses for the three months ended March 31, 2016 and 2015 were $587,000 and $667,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2016 and December 31, 2015, the balances were $3,353,000 and $2,806,000, respectively.

Inquiry Regarding FHA Insured Loans

SecurityNational Mortgage has been cooperating with the U.S. Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development (HUD) in a civil investigation regarding compliance with requirements relating to certain mortgage loans insured by the Federal Housing Administration (FHA).  No demand has been made from FHA and SecurityNational Mortgage has not established a liability for this matter absent a specific demand because it is not able to estimate a range of reasonably potential loss due to significant uncertainties resulting from:  the absence of any specific demand from FHA, the potential remedies that SecurityNational Mortgage may have, including possible defenses, and the lack of information concerning the performance of its FHA insured originations, the majority of which SecurityNational Mortgage does not service. The investigation has focused on loans originated by SecurityNational Mortgage on or after January 1, 2006.  The FHA mortgage loans that SecurityNational Mortgage originated between January 1, 2006 and May 21, 2013 total approximately 45,900 loans with an original principal balance of approximately $7.9 billion.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

10)        Reinsurance, Commitments and Contingencies (Continued)

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of March 31, 2016, the Company's commitments were $66,443,000 for these loans of which $42,927,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.50% as of March 31, 2016). Maturities range between six and twelve months.

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At March 31, 2016, $261,168 of reserves was established related to such insurance programs versus $834,855 at December 31, 2015.

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

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of oerations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016 (Unaudited)

11)      Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.
	As of March 31 2016	As of December 31 2015
Amortized cost:
Balance before valuation allowance at beginning of year	$12,679,755	$7,834,747
MSRs proceeds from loan sales	1,499,786	6,217,551
Amortization	(491,179)	(1,372,543)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$13,688,362	$12,679,755

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$13,688,362	$12,679,755

Estimated fair value of MSRs at end of period	$14,354,525	$13,897,160

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

The following table shows the condensed financial results of the insurance operations for the three months ended March 31, 2016 and 2015.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2016	2015	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$14,452	$13,854	4%
Net investment income	6,963	6,211	12%
Income from loan originations	472	441	7%
Other	188	480	(61%)
Total	$22,075	$20,986	5%
Intersegment revenue	$3,103	$2,819	10%
Earnings before income taxes	$1,065	$1,404	(24%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three months ended March 31, 2016 has decreased due to an increase in selling, general and administrative expenses, a decrease in realized gains on investments and other assets, offset by an increase in net investment income and an increase in insurance premiums.

Stock Purchase Agreement

Execution of Stock Purchase Agreement to Acquire First Guaranty Insurance Company

On March 5, 2016, the Company, through its wholly owned subsidiary, Security National Life entered into a stock purchase agreement with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company ("First Guaranty"), to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the stock purchase agreement, Security National Life will pay a total of $6,753,000 to the shareholders of Reppond Holding in consideration for the purchase of all of their shares of stock of Reppond Holding, representing all of the outstanding shares of common stock of First Guaranty.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three months ended March 31, 2016 and 2015. See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2016	2015	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,366	$1,242	10%
Cemetery revenues	2,019	1,754	15%
Other	(54)	102	(153%)
Total	$3,331	$3,098	8%
Earnings (loss) before income taxes	$469	$409	15%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $187,000 and $222,000 for the three months ended March 31, 2016 and 2015, respectively.

Mortgage Operations

Overview

The Company's wholly owned subsidiaries, SecurityNational Mortgage Company and EverLEND Mortgage Company (formerly known as Green Street Mortgage Services, Inc.), are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage and EverLEND Mortgage obtain mortgage loans originated in retail offices and through independent brokers. Mortgage loans originated by the Company's mortgage subsidiaries are funded through loan purchase agreements from Security National Life and unaffiliated financial institutions.

The Company's mortgage subsidiaries receive fees from the borrowers and secondary fees from third party investors that purchase their loans. Loans originated by SecurityNational Mortgage are generally sold with mortgage servicing rights released to third party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 30% of its loan origination volume. These loans are serviced by an approved third party sub-servicer.

For the three months ended March 31, 2016 and 2015, SecurityNational Mortgage originated and sold 3,139 loans ($586,580,000 total volume) and 3,275 loans ($640,119,000 total volume), respectively. For the three months ended March 31, 2016 and 2015, EverLEND Mortgage originated and sold -0- loans ($-0- total volume) and 78 loans ($17,750,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2016 and 2015.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2016	2015	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$33,353	$34,256	(3%)
Secondary gains from investors	7,255	5,710	27%
Total	$40,608	$39,966	2%
Earnings before income taxes	$1,317	$1,185	11%

The increase in earnings for the three months ended March 31, 2016 was due to higher secondary gains on mortgage loans sold to investors.

Mortgage Loan Loss Settlements
Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The amounts expensed for loan losses for the three months ended March 31, 2016 and 2015 were $587,000 and $667,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2016 and December 31, 2015, the balances were $3,353,000 and $2,806,000, respectively.
Mortgage Loan Loss Demands
Inquiry Regarding FHA Insured Loans

SecurityNational Mortgage has been cooperating with the U.S. Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development (HUD) in a civil investigation regarding compliance with requirements relating to certain mortgage loans insured by the Federal Housing Administration (FHA).  No demand has been made from FHA and SecurityNational Mortgage has not established a liability for this matter absent a specific demand because it is not able to estimate a range of reasonably potential loss due to significant uncertainties resulting from:  the absence of any specific demand from FHA, the potential remedies that SecurityNational Mortgage may have, including possible defenses, and the lack of information concerning the performance of its FHA insured originations, the majority of which SecurityNational Mortgage does not service. The investigation has focused on loans originated by SecurityNational Mortgage on or after January 1, 2006.  The FHA mortgage loans that SecurityNational Mortgage originated between January 1, 2006 and May 21, 2013 totaled approximately 45,900 loans with an original principal balance of approximately $7.9 billion.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part I, Item 3. Legal Proceedings.

Consolidation

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total revenues increased by $1,964,000, or 3.1%, to $66,014,000 for the three months ended March 31, 2016, from $64,050,000 for the comparable period in 2015. Contributing to this increase in total revenues was a $1,169,000 increase in net investment income, a $598,000 increase in insurance premiums and other considerations, a $374,000 increase in net mortuary and cemetery sales, and a $215,000 increase in other revenues. This increase in total revenues was partially offset by a $322,000 decrease in realized gains on investments and other assets, a $52,000 decrease in mortgage fee income, and an $18,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $598,000, or 4.3%, to $14,452,000 for the three months ended March 31, 2016, from $13,854,000 for the comparable period in 2015. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $1,169,000, or 14.9%, to $8,992,000 for the three months ended March 31, 2016, from $7,823,000 for the comparable period in 2015. This increase was primarily attributable to a $718,000 increase in rental income from real estate owned, a $352,000 increase in short-term investment income, a $316,000 increase in insurance assignment income, a $152,000 increase in mortgage loan interest, a $70,000 increase in fixed maturity securities income, and a $12,000 increase in equity securities income. This increase was partially offset by a $444,000 increase in investment expenses and a $6,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $374,000, or 13.0%, to $3,246,000 for the three months ended March 31, 2016, from $2,872,000 for the comparable period in 2015. This increase was primarily due to an increase in at-need sales and pre-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $322,000, or 76.7%, to $98,000 in realized gains for the three months ended March 31, 2016, from $420,000 in realized gains for the comparable period in 2015. This decrease in realized gains on investments and other assets was primarily attributable to a $174,000 decrease in realized gains on other assets, a $101,000 decrease in realized gains on fixed maturity securities, and a $47,000 decrease in realized gains on securities available for sale.

Other revenues increased by $215,000, or 16.4%, to $1,530,000 for the three months ended March 31, 2016, from $1,315,000 for the comparable period in 2015. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $63,164,000, or 95.7% of total revenues, for the three months ended March 31, 2016, as compared to $61,051,000, or 95.3% of total revenues, for the comparable period in 2015.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $259,000 or 2.0%, to $12,503,000 for the three months ended March 31, 2016, from $12,762,000 for the comparable period in 2015. This decrease was primarily the result of a $135,000 decrease in surrender and other policy benefits, a $104,000 decrease in death benefits, and a $20,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,045,000, or 89.5%, to $2,213,000 for the three months ended March 31, 2016, from $1,168,000 for the comparable period in 2015. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses increased by $1,246,000, or 2.7%, to $46,925,000 for the three months ended March 31, 2016, from $45,679,000 for the comparable period in 2015. This increase was primarily the result of a $2,884,000 increase in personnel expenses, resulting from increased salaries for existing employees and the hiring of new employees, a $395,000 increase in other expenses, and a $179,000 increase in rent and rent related expenses. This increase was partially offset by a $1,724,000 decrease in commissions, a $338,000 decrease in advertising, an $80,000 decrease in provision for loan losses and loan loss reserve, a $41,000 decrease in depreciation on property and equipment, and a $29,000 decrease in costs related to funding mortgage loans.

Interest expense increased by $79,000, or 8.0%, to $1,064,000 for the three months ended March 31, 2016, from $985,000 for the comparable period in 2015. This increase was primarily due to the completion of the Dry Creek at East Village Apartments development in December 2015, resulting from interest from the bank loan that had been capitalized during the construction phase of each building and now being expensed.

Comprehensive income for the three months ended March 31, 2016 and 2015 amounted to gains of $2,911,000 and $3,155,000, respectively. This $244,000 decrease in comprehensive income was primarily the result of a $700,000 decrease in derivatives related to mortgage loans, and a $70,000 decrease in net income. This decrease was partially offset by a $526,000 increase in unrealized gains in securities available for sale.

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

During the three months ended March 31, 2016, the Company's operations provided cash of $25,863,000. This was due primarily to a $21,993,000 decrease in the balance of mortgage loans sold to investors. During the three months ended March 31, 2015, the Company's operations provided cash of $712,000. This was due primarily to a $7,774,000 increase in the balance of mortgage loans sold to investors and a $4,336,000 increase in future policy benefits.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $146,834,000 and $144,946,000 as of March 31, 2016 and December 31, 2015, respectively. This represents 34.1% and 35.8% of the total investments as of March 31, 2016 and December 31, 2015, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At March 31, 2016, 9.98% (or $14,655,000) and at December 31, 2015, 8.3% (or $11,990,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2016 and December 31, 2015, the life insurance subsidiary was in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank debt and notes payable was $155,841,000 as of March 31, 2016, as compared to $152,154,000 as of December 31, 2015. Stockholders' equity as a percent of total capitalization was 73.5% and 73.1% as of March 31, 2016 and December 31, 2015, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2015 was 7.4% as compared to a rate of 7.0% for 2014. The 2016 lapse rate to date has been approximately the same as 2015.

At March 31, 2016, $35,925,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 4.              Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.              Defaults Upon Senior Securities.

None

Item 4.              Mine Safety Disclosures.

None

Item 5.              Other Information.

The Company's Board of Directors appointed Stephen C. Johnson to serve as the Company's Vice President of Mortgage Operations and the President of SecurityNational Mortgage, effective January 1, 2016. Mr. Johnson replaces J. Lynn Beckstead, Jr. who has served as the Company's Vice President of Mortgage Operations since 2003 and President of SecurityNational Mortgage since 1993.  Mr. Beckstead's retirement was effective December 31, 2015, at which time he also retired as a director of the Company and a director of SecurityNational Mortgage. Mr. Beckstead served as a director of the Company since 2002 and a director of SecurityNational Mortgage since 1993.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 16, 2016	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2016	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)