Form 10-Q
period 2016-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2016-08-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016, or

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	13,145,813
Title of Class	Number of Shares Outstanding as of
August 15, 2016

Class C Common Stock, $2.00 par value	1,707,909
Title of Class	Number of Shares Outstanding as of
August 15, 2016

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2016

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.                Financial Statements.

Assets	June 30 2016	December 31 2015
	(Unaudited)
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$144,060,136	$145,558,425
Equity securities, available for sale, at estimated fair value	9,103,276	8,431,090
Mortgage loans on real estate and construction loans, held for investment net of allowances for loan losses of $2,204,536 and $1,848,120 for 2016 and 2015	131,382,747	112,546,905
Real estate held for investment, net of accumulated depreciation of $14,210,346 and $12,210,346 for 2016 and 2015	116,234,204	114,852,432
Policy loans and other investments, net of allowances for doubtful accounts of $1,088,476 and $906,616 for 2016 and 2015	37,487,895	39,582,421
Short-term investments	20,775,666	16,915,808
Accrued investment income	2,425,239	2,553,819
Total investments	461,469,163	440,440,900
Cash and cash equivalents	36,799,922	40,053,242
Mortgage loans sold to investors	101,822,140	115,286,455
Receivables, net	19,701,844	16,026,100
Restricted assets	9,741,202	9,359,802
Cemetery perpetual care trust investments	2,272,121	2,848,759
Receivable from reinsurers	13,211,785	13,400,527
Cemetery land and improvements	10,716,153	10,780,996
Deferred policy and pre-need contract acquisition costs	63,775,100	59,004,909
Mortgage servicing rights, net	15,416,565	12,679,755
Property and equipment, net	16,024,628	11,441,660
Value of business acquired	8,119,690	8,743,773
Goodwill	2,765,570	2,765,570
Other	7,838,588	7,100,869

Total Assets	$769,674,471	$749,933,317

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30 2016	December 31 2015
Liabilities and Stockholders' Equity	(Unaudited)

Liabilities
Future life, annuity, and other benefits	$523,194,973	$517,177,388
Unearned premium reserve	4,603,248	4,737,305
Bank and other loans payable	42,597,959	40,908,915
Deferred pre-need cemetery and mortuary contract revenues	12,485,835	12,816,227
Cemetery perpetual care obligation	3,477,966	3,465,771
Accounts payable	2,942,416	3,502,046
Other liabilities and accrued expenses	31,955,010	31,027,381
Income taxes	28,272,139	25,052,059
Total liabilities	649,529,546	638,687,092

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,137,701 shares in 2016 and 13,109,100 shares in 2015	26,275,402	26,218,200
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,716,020 shares in 2016 and 1,709,640 shares in 2015	3,432,040	3,419,280
Additional paid-in capital	30,710,390	30,232,582
Accumulated other comprehensive income, net of taxes	2,403,288	1,533,828
Retained earnings	59,128,762	52,021,764
Treasury stock at cost - 812,491 Class A shares in 2016 and 930,546 Class A shares in 2015	(1,804,957)	(2,179,429)

Total stockholders' equity	120,144,925	111,246,225

Total Liabilities and Stockholders' Equity	$769,674,471	$749,933,317

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues:
Insurance premiums and other considerations	$15,899,526	$13,914,894	$30,351,101	$27,768,409
Net investment income	9,135,820	8,590,673	18,128,011	16,413,517
Net mortuary and cemetery sales	3,520,071	3,017,853	6,765,927	5,890,088
Realized gains on investments and other assets	120,543	500,776	218,465	920,840
Other than temporary impairments on investments	(30,000)	(55,311)	(103,630)	(111,207)
Mortgage fee income	51,478,261	48,730,028	89,248,236	86,551,828
Other	1,615,380	1,341,702	3,145,806	2,656,772
Total revenues	81,739,601	76,040,615	147,753,916	140,090,247

Benefits and expenses:
Death benefits	7,336,129	8,116,411	15,160,130	16,044,283
Surrenders and other policy benefits	560,859	519,663	1,079,180	1,173,397
Increase in future policy benefits	5,310,918	4,040,366	9,471,178	8,220,178
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,707,552	1,177,854	3,920,388	2,345,353
Selling, general and administrative expenses:
Commissions	25,006,013	23,207,511	41,848,283	41,773,558
Personnel	17,582,835	15,251,633	34,780,207	29,564,949
Advertising	1,969,945	1,508,426	3,047,955	2,924,716
Rent and rent related	1,868,205	1,929,790	3,932,530	3,814,866
Depreciation on property and equipment	536,489	547,387	1,057,944	1,110,124
Provision for loan loss reserve	828,673	2,252,471	1,415,451	2,919,210
Costs related to funding mortgage loans	2,351,530	2,412,354	4,505,927	4,595,365
Other	7,012,268	6,982,105	13,492,979	13,067,608
Interest expense	1,235,151	1,374,269	2,299,346	2,359,615
Cost of goods and services sold-mortuaries and cemeteries	452,172	488,423	910,791	946,689
Total benefits and expenses	73,758,739	69,808,663	136,922,289	130,859,911

Earnings before income taxes	7,980,862	6,231,952	10,831,627	9,230,336
Income tax expense	(2,623,575)	(2,379,673)	(3,680,808)	(3,514,354)

Net earnings	$5,357,287	$3,852,279	$7,150,819	$5,715,982

Net earnings per Class A Equivalent common share (1)	$0.38	$0.28	$0.51	$0.42

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.37	$0.27	$0.50	$0.40

Weighted-average Class A equivalent common share outstanding (1)	14,030,903	13,694,539	13,985,114	13,643,682

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	14,376,949	14,281,303	14,377,826	14,217,405

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net earnings	$5,357,287	$3,852,279	$7,150,819	$5,715,982
Other comprehensive income:
Net unrealized gains (losses) on derivative instruments	(259,008)	766,630	560,666	2,286,653
Net unrealized gains (losses) on available for sale securities	10,897	(165,860)	308,794	(394,116)
Other comprehensive income (loss)	(248,111)	600,770	869,460	1,892,537
Comprehensive income	$5,109,176	$4,453,049	$8,020,279	$7,608,519

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2014	$24,918,480	$2,788,138	$25,931,119	$1,438,566	$44,101,252	$(2,086,454)	$97,091,101

Net earnings	-	-	-	-	5,715,982	-	5,715,982
Other comprehensive income	-	-	-	1,892,537	-	-	1,892,537
Grant of stock options	-	-	211,476	-	-	-	211,476
Exercise of stock options	27,148	228,046	6,366	-	-	(244,009)	17,551
Sale of treasury stock	-	-	291,133	-	-	240,022	531,155
Stock Dividends	480	2	728	-	(1,210)	-	-
Conversion Class C to Class A	1,064	(1,064)	-	-	-	-	-
Balance at June 30, 2015	$24,947,172	$3,015,122	$26,440,822	$3,331,103	$49,816,024	$(2,090,441)	$105,459,802

Balance at December 31, 2015	$26,218,200	$3,419,280	$30,232,582	$1,533,828	$52,021,764	$(2,179,429)	$111,246,225

Net earnings	-	-	-	-	7,150,819	-	7,150,819
Other comprehensive income	-	-	-	869,460	-	-	869,460
Grant of stock options	-	-	168,478	-	-	-	168,478
Exercise of stock options	56,920	-	4,367	-	-	-	61,287
Sale of treasury stock	-	-	274,184	-	-	374,472	648,656
Stock Dividends	274	12,768	30,779	-	(43,821)	-	-
Conversion Class C to Class A	8	(8)					-
Balance at June 30, 2016	$26,275,402	$3,432,040	$30,710,390	$2,403,288	$59,128,762	$(1,804,957)	$120,144,925

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2016	2015
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$17,231,385	$(18,837,963)

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(6,011,449)	(5,890,324)
Calls and maturities - fixed maturity securities	7,461,029	8,590,035
Securities available for sale:
Purchase - equity securities	(3,092,638)	(2,285,429)
Sales - equity securities	2,858,859	1,570,539
Purchase of short-term investments	(7,982,751)	(26,379,029)
Sales of short-term investments	4,122,893	32,111,993
Sales (purchases) of restricted assets	(379,488)	(688,872)
Changes in assets for perpetual care trusts	623,837	(168,603)
Amount received for perpetual care trusts	12,195	45,929
Mortgage loans, policy loans, and other investments made	(223,703,013)	(180,978,933)
Payments received for mortgage loans, policy loans and other investments	213,224,702	186,813,832
Purchase of property and equipment	(5,648,153)	(1,733,693)
Sale of property and equipment	33,994	2,000
Purchase of real estate	(6,270,852)	(7,053,011)
Sale of real estate	3,559,261	4,973,199
Cash received from reinsurance	-	24,020,215
Net cash provided by (used in) investing activities	(21,191,574)	32,949,848

Cash flows from financing activities:
Annuity contract receipts	5,089,479	5,244,513
Annuity contract withdrawals	(6,138,482)	(6,327,811)
Proceeds from stock options exercised	61,287	17,551
Repayment of bank loans on notes and contracts	(777,883)	(1,208,965)
Proceeds from borrowing on bank loans	2,472,468	5,582,869
Net cash provided by financing activities	706,869	3,308,157

Net change in cash and cash equivalents	(3,253,320)	17,420,042

Cash and cash equivalents at beginning of period	40,053,242	30,855,320

Cash and cash equivalents at end of period	$36,799,922	$48,275,362

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$573,658	$2,389,330

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

1)        Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the value of interest rate locks and commitments, those used in determining deferred acquisition costs and the value of business acquired, those used in determining the value of mortgage loans foreclosed to real estate held for investment, those used in determining the liability for future policy benefits and unearned revenue, those used in determining the estimated future costs for pre-need sales, those used in determining the value of mortgage servicing rights, those used in determining valuation allowances for mortgage loans on real estate, those used in determining loan loss reserve, and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

2)        Recent Accounting Pronouncements

ASU No. 2016-13: "Financial Instruments – Credit Losses (Topic 326)" – Issued in June 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current generally accepted accounting principles ("GAAP') and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is in the process of evaluating the potential impact of this standard.

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
June 30, 2016 (Unaudited)

2)        Recent Accounting Pronouncements (Continued)

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

3)        Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of June 30, 2016 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$3,555,727	$415,240	$-	$3,970,967
Obligations of states and political subdivisions	1,801,138	198,790	-	1,999,928
Corporate securities including public utilities	130,240,984	14,123,337	(3,733,209)	140,631,112
Mortgage-backed securities	7,838,652	354,028	(134,865)	8,057,815
Redeemable preferred stock	623,635	52,552	-	676,187
Total fixed maturity securities held to maturity	$144,060,136	$15,143,947	$(3,868,074)	$155,336,009

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,188,627	$264,176	$(1,349,527)	$9,103,276

Total equity securities available for sale at estimated fair value	$10,188,627	$264,176	$(1,349,527)	$9,103,276

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$52,719,167
Residential construction	44,834,079
Commercial	36,034,037
Less: Allowance for loan losses	(2,204,536)
Total mortgage loans on real estate and construction loans held for investment	$131,382,747

Real estate held for investment - net of depreciation	$116,234,204

Policy loans and other investments are shown at amortized cost except for other investments that are shown at estimated fair value:
Policy loans	$6,753,769
Insurance assignments	30,251,617
Promissory notes	48,797
Other investments at estimated fair value	1,522,188
Less: Allowance for doubtful accounts	(1,088,476)

Total policy loans and other investments	$37,487,895

Short-term investments at amortized cost	$20,775,666

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)
3)        Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at June 30, 2016 and December 31, 2015. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At June 30, 2016
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$-	0	$-	0	$-
Obligations of states and political subdivisions	-	0	-	0	-
Corporate securities including public utilities	962,234	27	2,770,974	34	3,733,208
Mortgage-backed securities	134,865	5	-	0	134,865
Total unrealized losses	$1,097,099	32	$2,770,974	34	$3,868,073
Fair Value	$11,502,761		$9,977,552		$21,480,313

At December 31, 2015
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$4,743	2	$-	0	$4,743
Obligations of states and political subdivisions	-	0	1,040	1	1,040
Corporate securities including public utilities	3,701,572	98	1,800,171	18	5,501,743
Mortgage-backed securities	75,580	4	-	0	75,580
Total unrealized losses	$3,781,895	104	$1,801,211	19	$5,583,106
Fair Value	$34,076,401		$3,809,957		$37,886,358

The average market value of the related fixed maturities was 84.7% and 87.2% of amortized cost as of June 30, 2016 and December 31, 2015, respectively. During the three months ended June 30, 2016 and 2015 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 for each reporting period, and for the six months ended June 30, 2016 and 2015 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $60,000 for each reporting period.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

3)        Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at June 30, 2016 and December 31, 2015. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At June 30, 2016
Industrial, miscellaneous and all other	$577,290	145	$772,237	103	$1,349,527
Total unrealized losses	$577,290	145	$772,237	103	$1,349,527
Fair Value	$2,514,410		$1,916,072		$4,430,482

At December 31, 2015
Industrial, miscellaneous and all other	$997,862	222	$676,232	74	$1,674,094
Total unrealized losses	$997,862	222	$676,232	74	$1,674,094
Fair Value	$4,177,709		$760,860		$4,938,569

The average market value of the equity securities available for sale was 76.7% and 74.7% of the original investment as of June 30, 2016 and December 31, 2015, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the three months ended June 30, 2016 and 2015, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $-0- and $25,311, respectively, and for the six months ended June 30, 2016 and 2015, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $43,630 and $51,207, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

3)        Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2016	$1,704,502	$1,725,710
Due in 2017 through 2020	33,046,936	35,300,069
Due in 2021 through 2025	34,845,314	37,550,347
Due after 2025	66,001,097	72,025,881
Mortgage-backed securities	7,838,652	8,057,815
Redeemable preferred stock	623,635	676,187
Total held to maturity	$144,060,136	$155,336,009

The cost and estimated fair value of available for sale securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Cost	Estimated Fair Value
Available for Sale:
Common stock	$10,188,627	$9,103,276
Total available for sale	$10,188,627	$9,103,276

The Company's realized gains and losses and other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Fixed maturity securities held to maturity:
Gross realized gains	$194,456	$273,061	$194,456	$359,057
Gross realized losses	-	(49,594)	(2,878)	(59,370)
Other than temporary impairments	(30,000)	(30,000)	(60,000)	(60,000)

Securities available for sale:
Gross realized gains	76,085	42,289	139,580	130,009
Gross realized losses	(8,724)	-	(32,602)	(1,016)
Other than temporary impairments	-	(25,311)	(43,630)	(51,207)

Other assets:
Gross realized gains	583,688	267,097	866,283	524,237
Gross realized losses	(724,962)	(32,077)	(946,374)	(32,077)
Total	$90,543	$445,465	$114,835	$809,633

The net carrying amount of held to maturity securities sold was $1,789,159 and $2,543,312 for the six months ended June 30, 2016 and 2015, respectively.  The net realized gain related to these sales was $156,171 and $330,373 for the six months ended June 30, 2016 and 2015, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at June 30, 2016, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

3)        Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Fixed maturity securities	$2,011,637	$2,144,989	$4,062,206	$4,125,684
Equity securities	59,252	55,298	130,293	114,716
Mortgage loans on real estate	2,295,531	1,790,538	4,306,506	3,641,164
Real estate	2,587,789	2,233,781	5,426,272	4,354,352
Policy loans	171,035	188,639	353,241	377,185
Insurance assignments	2,946,375	2,505,252	5,963,484	5,196,411
Other investments	13,962	-	13,962	-
Short-term investments, principally interest on sale of mortgage loans and other	2,001,301	2,233,355	3,879,983	3,767,981
Gross investment income	12,086,882	11,151,852	24,135,947	21,577,493
Investment expenses	(2,951,062)	(2,561,179)	(6,007,936)	(5,163,976)
Net investment income	$9,135,820	$8,590,673	$18,128,011	$16,413,517
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $74,365 and $93,564 for the three months ended June 30, 2016 and 2015, respectively, and $162,341 and $186,486 for the six months ended June 30, 2016 and 2015, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,062,795 at June 30, 2016 and $8,815,542 at December 31, 2015. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
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

The Company currently owns and operates 10 commercial properties in 6 states. These properties include industrial warehouses, office building and retail centers. The assets are primarily held without debt; however, the Company does use debt in strategic cases to leverage established yields or to acquire higher quality, or class, of asset.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

3)        Investments (Continued)

The following is a summary of the Company's investment in commercial real estate for the periods presented:

	Net Ending Balance				Total Square Footage
	June 30		December 31		June 30	December 31
	2016		2015		2016	2015
Arizona	$457,156	(1)	$463,774	(1)	16,270	16,270
Arkansas	102,474		-		3,200	-
Kansas	12,683,027		11,537,335		222,679	222,679
Mississippi	3,134,773		-		21,521	-
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	3,760,005		3,768,542		23,470	23,470
Utah	17,090,224		17,403,746		233,244	253,244

	$37,234,659		$33,180,397		520,384	515,663

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

As of June 30, 2016, SNRE manages 135 residential properties in 10 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village, in Sandy Utah with a net ending balance of $36,425,493.

The following is a summary of the Company's investment in residential real estate for the periods presented:

	Net Ending Balance
	June 30	December 31
	2016	2015
Arizona	$749,067	$944,614
California	5,705,414	6,158,253
Colorado	454,996	553,230
Florida	8,565,629	9,203,624
Illinois	-	165,800
Oklahoma	98,667	99,862
Ohio	46,658	-
Oregon	-	120,000
South Carolina	672,049	823,872
Texas	1,272,794	1,198,860
Utah	61,148,091	62,117,738
Washington	286,181	286,182
	$78,999,546	$81,672,035

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

3)        Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or 13% of the overall commercial real estate holdings.

As of June 30, 2016, real estate owned and occupied by the company is summarized as follows:

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

(1) These two assets are included in property and equipment on the Condensed Consolidated Balance Sheet

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2016, the Company had 52%, 14%, 9%, 7%, and 5% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, and Oregon, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $2,204,536 and $1,848,120 at June 30, 2016 and December 31, 2015, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

3)        Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2016
Allowance for credit losses:
Beginning balance - January 1, 2016	$187,129	$1,560,877	$100,114	$1,848,120
Charge-offs	-	(60,628)	-	(60,628)
Provision	-	417,044	-	417,044
Ending balance -June 30, 2016	$187,129	$1,917,293	$100,114	$2,204,536

Ending balance: individually evaluated for impairment	$-	$456,262	$-	$456,262

Ending balance: collectively evaluated for impairment	$187,129	$1,461,031	$100,114	$1,748,274

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$36,034,037	$52,719,167	$44,834,079	$133,587,283

Ending balance: individually evaluated for impairment	$-	$4,321,276	$-	$4,321,276

Ending balance: collectively evaluated for impairment	$36,034,037	$48,397,891	$44,834,079	$129,266,007

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2015
Allowance for credit losses:
Beginning balance - January 1, 2015	$187,129	$1,715,812	$100,114	$2,003,055
Charge-offs	-	(123,942)	-	(123,942)
Provision	-	(30,993)	-	(30,993)
Ending balance - December 31, 2015	$187,129	$1,560,877	$100,114	$1,848,120

Ending balance: individually evaluated for impairment	$-	$305,962	$-	$305,962

Ending balance: collectively evaluated for impairment	$187,129	$1,254,915	$100,114	$1,542,158

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$33,522,978	$46,020,490	$34,851,557	$114,395,025

Ending balance: individually evaluated for impairment	$-	$3,087,161	$93,269	$3,180,430

Ending balance: collectively evaluated for impairment	$33,522,978	$42,933,329	$34,758,287	$111,214,594

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

3)        Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
June 30, 2016
Commercial	$-	$-	$-	$-	$-	$36,034,037	$36,034,037	$(187,129)	$35,846,908
Residential	2,232,999	535,471	1,250,122	4,321,276	8,339,869	44,379,298	52,719,167	(1,917,293)	50,801,874
Residential Construction	-	186,586	64,895	-	251,481	44,582,598	44,834,079	(100,114)	44,733,965

Total	$2,232,999	$722,057	$1,315,017	$4,321,276	$8,591,350	$124,995,933	$133,587,283	$(2,204,536)	$131,382,747

December 31, 2015
Commercial	$-	$-	$-	$-	$-	$33,522,978	$33,522,978	$(187,129)	$33,335,849
Residential	1,162,102	884,143	2,212,993	3,087,161	7,346,399	38,674,091	46,020,490	(1,560,877)	44,459,613
Residential Construction	-	-	64,895	93,269	158,164	34,693,393	34,851,557	(100,114)	34,751,443

Total	$1,162,102	$884,143	$2,277,888	$3,180,430	$7,504,563	$106,890,462	$114,395,025	$(1,848,120)	$112,546,905

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2016
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,321,276	4,321,276	456,262	4,321,276	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	4,321,276	4,321,276	456,262	4,321,276	-
Residential construction	-	-	-	-	-

December 31, 2015
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	93,269	93,269	-	93,269	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	93,269	93,269	-	93,269	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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

The Company's performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Performing	$36,034,037	$33,522,978	$47,147,768	$40,720,336	$44,769,184	$34,693,393	$127,950,989	$108,936,707
Nonperforming	-	-	5,571,399	5,300,154	64,895	158,164	5,636,294	5,458,318

Total	$36,034,037	$33,522,978	$52,719,167	$46,020,490	$44,834,079	$34,851,557	$133,587,283	$114,395,025

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $263,000 and $268,000 as of June 30, 2016 and December 31, 2015, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of June 30 2016	As of December 31 2015
Residential	$5,571,399	$5,300,154
Residential construction	64,895	158,164
Total	$5,636,294	$5,458,318

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30 2016	As of December 31 2015
Balance, beginning of period	$2,805,900	$1,718,150
Provisions for losses	1,415,451	6,295,043
Charge-offs	(158,998)	(5,207,293)
Balance, end of period	$4,062,353	$2,805,900

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

4)        Stock-Based Compensation

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $84,026 and $125,931 has been recognized for these plans for the three months ended June 30, 2016 and 2015, respectively, and $168,478 and $211,476 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the total unrecognized compensation expense related to the options issued in December 2015 was $144,110, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock incentive plans as of June 30, 2016, and the changes during the six months ended June 30, 2016, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	618,261	$3.89	577,436	$3.54
Granted	-		-
Exercised	(28,460)	2.15	-
Cancelled	-		-
Outstanding at June 30, 2016	589,801	$3.97	577,436	$3.54

As of June 30, 2016:
Options exercisable	519,711	$3.65	524,936	$3.19

As of June 30, 2016:
Available options for future grant	397,342		57,750

Weighted average contractual term of options outstanding at June 30, 2016	7.25 years		2.25 years

Weighted average contractual term of options exercisable at June 30, 2016	6.96 years		2.03 years

Aggregated intrinsic value of options outstanding at June 30, 2016 (1)	$755,390		$1,001,904

Aggregated intrinsic value of options exercisable at June 30, 2016 (1)	$755,390		$1,001,904

(1) The Company used a stock price of $4.89 as of June 30, 2016 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

4)        Stock Based Compensation (Continued)

A summary of the status of the Company's stock incentive plans as of June 30, 2015, and the changes during the six months ended June 30, 2015, are presented below:

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months ended June 30, 2016 and 2015 was $91,989 and $492,740, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

5)        Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Numerator:
Net earnings	$5,357,287	$3,852,279	$7,150,819	$5,715,982
Denominator:
Basic weighted-average shares outstanding	14,030,903	13,694,539	13,985,114	13,643,682
Effect of dilutive securities:
Employee stock options	346,046	586,764	392,712	573,723

Diluted weighted-average shares outstanding	14,376,949	14,281,303	14,377,826	14,217,405

Basic net earnings per share	$0.38	$0.28	$0.51	$0.42

Diluted net earnings per share	$0.37	$0.27	$0.50	$0.40

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three and six months ended June 30, 2016 and 2015, there were 250,039 and -0- of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

6)        Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Eliminations	Consolidated
For the Three Months Ended June 30, 2016

Revenues from external customers	$23,569,437	$3,813,701	$54,356,463	$-	$81,739,601
Intersegment revenues	3,358,988	221,862	80,860	(3,661,710)	-
Segment profit before income taxes	2,503,475	759,607	4,717,780	-	7,980,862

For the Three Months Ended June 30, 2015

Revenues from external customers	$21,476,968	$3,215,090	$51,348,557	$-	$76,040,615
Intersegment revenues	2,858,820	305,573	92,304	(3,256,697)	-
Segment profit before income taxes	2,115,187	151,975	3,964,790	-	6,231,952

For the Six Months Ended June 30, 2016

Revenues from external customers	$45,644,571	$7,144,467	$94,964,878	$-	$147,753,916
Intersegment revenues	6,462,434	508,787	160,339	(7,131,560)	-
Segment profit before income taxes	3,568,643	1,228,662	6,034,322	-	10,831,627

Identifiable Assets	730,421,258	95,831,664	75,267,037	(131,845,488)	769,674,471
Goodwill	2,765,570	-	-	-	2,765,570

For the Six Months Ended June 30, 2015

Revenues from external customers	$42,462,468	$6,313,328	$91,314,451	$-	$140,090,247
Intersegment revenues	5,677,687	617,571	180,791	(6,476,049)	-
Segment profit before income taxes	3,519,038	561,150	5,150,148	-	9,230,336

Identifiable Assets	695,953,881	103,231,245	70,065,224	(136,678,259)	732,572,091
Goodwill	2,765,570	-	-	-	2,765,570

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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
June 30, 2016 (Unaudited)

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
June 30, 2016 (Unaudited)

7)        Fair Value of Financial Instruments (Continued)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$9,103,276	$9,103,276	$-	$-
Total securities available for sale	$9,103,276	$9,103,276	$-	$-

Restricted assets of cemeteries and mortuaries	$687,214	$687,214	$-	$-
Cemetery perpetual care trust investments	669,366	669,366	-	-
Derivatives - interest rate lock commitments	5,367,361	-	-	5,367,361
Other investments	1,522,188	-	-	1,522,188
Total assets accounted for at fair value on a recurring basis	$17,349,405	$10,459,856	$-	$6,889,549

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,986,987)	$-	$-	$(49,986,987)
Future policy benefits - annuities	(69,164,566)	-	-	(69,164,566)
Derivatives - bank loan interest rate swaps	(8,406)	-	-	(8,406)
- call options	(26,232)	(26,232)	-	-
- put options	(29,876)	(29,876)	-	-
- interest rate lock commitments	(1,120,687)	-	-	(1,120,687)
Total liabilities accounted for at fair value on a recurring basis	$(120,336,754)	$(56,108)	$-	$(120,280,646)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

7)        Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Other Investments

Balance - December 31, 2015	$(50,694,953)	$(69,398,617)	$3,333,091	$(13,947)	$1,174,769

Purchases	-	-	-	-	300,000
Total gains (losses):

Included in earnings	707,966	234,051	-	-	-

Included in other comprehensive income	-	-	913,583	5,541	47,419

Balance - June 30, 2016	$(49,986,987)	$(69,164,566)	$4,246,674	$(8,406)	$1,522,188

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at June 30, 2016.

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$3,779,530	$-	$-	$3,779,530
Real estate held for investment	3,046,386	-	-	3,046,386
Total assets accounted for at fair value on a nonrecurring basis	$6,825,916	$-	$-	$6,825,916

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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
June 30, 2016 (Unaudited)

7)        Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2015.

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$6,217,551	$-	$-	$6,217,551
Real estate held for investment	95,000	-	-	95,000

Total assets accounted for at fair value on a nonrecurring basis	$6,312,551	$-	$-	$6,312,551

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2016 and December 31, 2015. The estimated fair value amounts for June 30, 2016 and December 31, 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Condensed Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$50,801,874	$-	$-	$54,087,275	$54,087,275
Residential construction	44,733,965	-	-	44,733,965	44,733,965
Commercial	35,846,908	-	-	36,919,077	36,919,077
Mortgage loans, net	$131,382,747	$-	$-	$135,740,317	$135,740,317
Policy loans	6,753,769	-	-	6,753,769	6,753,769
Insurance assignments, net	29,211,938	-	-	29,211,938	29,211,938
Short-term investments	20,775,666	-	-	20,775,666	20,775,666

Liabilities
Bank and other loans payable	$(42,589,453)	$-	$-	$(42,589,453)	$(42,589,453)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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
June 30, 2016 (Unaudited)

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
June 30, 2016 (Unaudited)

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

The following table shows the fair value of derivatives as of June 30, 2016 and December 31, 2015.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$5,367,361	other assets	$3,440,758	Other liabilities	$1,120,687	Other liabilities	$107,667
Call options	--	--	--	--	Other liabilities	26,232	Other liabilities	16,342
Put options	--	--	--	--	Other liabilities	29,876	Other liabilities	28,829
Interest rate swaps	--	--	--	--	Bank loans payable	8,406	Bank loans payable	13,947
Total		$5,367,361		$3,440,758		$1,185,201		$166,785

The following table shows the gain on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended June 30		Six Months Ended June 30
Derivative - Cash Flow Hedging Relationships:	2016	2015	2016	2015
Interest Rate Lock Commitments	$(427,409)	$1,252,010	$913,583	$3,739,900
Interest Rate Swaps	2,804	4,760	5,541	8,711
Sub Total	(424,605)	1,256,770	919,124	3,748,611
Tax Effect	(165,597)	490,140	358,458	1,461,958
Total	$(259,008)	$766,630	$560,666	$2,286,653

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

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

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The amounts expensed for loan losses for the three months ended June 30, 2016 and 2015 were $829,000 and $2,252,000 respectively, and for the six months ended June 30, 2016 and 2015 were $1,415,000 and $2,919,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2016 and December 31, 2015, the balances were $4,062,000 and $2,806,000, respectively.

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
June 30, 2016 (Unaudited)

10)        Reinsurance, Commitments and Contingencies (Continued)

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of June 30, 2016, the Company's commitments were $65,925,000 for these loans of which $44,834,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.50% as of June 30, 2016). Maturities range between six and twelve months.

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At June 30, 2016, $619,076 of reserves was established related to such insurance programs versus $834,855 at December 31, 2015.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (Unaudited)

11)      Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of June 30 2016	As of December 31 2015
Amortized cost:
Balance before valuation allowance at beginning of year	$12,679,755	$7,834,747
MSRs proceeds from loan sales	3,779,530	6,217,551
Amortization	(1,042,720)	(1,372,543)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$15,416,565	$12,679,755

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$15,416,565	$12,679,755

Estimated fair value of MSRs at end of period	$15,952,247	$13,897,160

The Company reports these MSRs pursuant to the accounting policy discussed in Note 7.

12) Subsequent Events

Completion of the Stock Purchase Agreement to Acquire First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary, Security National Life completed the stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company ("First Guaranty"), to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the stock purchase agreement, dated February 17, 2016, between Security Life and Reppond Holding, which was later amended on March 4 and 17, 2016, Security Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders. Reppond Holding holds all of the outstanding shares of common stock of First Guaranty.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting, held on July 6, 2016, the Company's stockholders approved the amendment to the Company's Articles of Incorporation to increase the authorized capital stock of the Company from 32,000,000 shares to 33,000,000 shares by increasing the number of authorized shares of Class C common stock from 2,000,000 shares to 3,000,000 shares.

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

The following table shows the condensed financial results of the insurance operations for the three and six months ended June 30, 2016 and 2015.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$15,899	$13,914	14%	$30,351	$27,768	9%
Net investment income	6,892	6,279	10%	13,855	12,490	11%
Income from loan originations	613	672	(9%)	1,085	1,113	(3%)
Other	166	612	(73%)	354	1,091	(68%)
Total	$23,570	$21,477	10%	$45,645	$42,462	7%
Intersegment revenue	$3,359	$2,859	17%	$6,462	$5,678	14%
Earnings before income taxes	$2,504	$2,115	18%	$3,569	$3,519	1%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three months ended June 30, 2016 has increased due to an increase in net investment income, an increase in insurance premiums offset by a decrease in realized gains on investments and other assets.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and six months ended June 30, 2016 and 2015. See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,286	$1,112	16%	$2,652	$2,354	13%
Cemetery revenues	2,349	2,027	16%	4,368	3,781	16%
Other	178	76	134%	124	178	(30%)
Total	$3,813	$3,215	19%	$7,144	$6,313	13%
Earnings (loss) before income taxes	$760	$152	400%	$1,229	$561	119%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $180,000 and $229,000 for the three months ended June 30, 2016 and 2015, respectively, and $367,000 and $451,000 for the six months ended June 30, 2016 and 2015, respectively.

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

For the six months ended June 30, 2016 and 2015, SecurityNational Mortgage originated and sold 7,413 loans ($1,414,207,000 total volume) and 7,636 loans ($1,445,989,000 total volume), respectively. For the six months ended June 30, 2016 and 2015, EverLEND Mortgage originated and sold -0- loans ($-0- total volume) and 79 loans ($17,949,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2016 and 2015.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$45,650	$42,334	8%	$79,003	$76,590	3%
Secondary gains from investors	8,707	9,014	(3%)	15,962	14,724	8%
Total	$54,357	$51,348	6%	$94,965	$91,314	4%
Earnings before income taxes	$4,717	$3,965	19%	$6,034	$5,150	17%

The increase in earnings for the three and six months ended June 30, 2016 was due to higher service release premiums received on mortgage loans sold to investors and an increase in loan origination fee income.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The amounts expensed for loan losses for the three months ended June 30, 2016 and 2015 were $829,000 and $2,252,000, respectively, and for the six months ended June 30, 2016 and 2015 were $1,415,000 and $2,919,000, respectively. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of June 30, 2016 and December 31, 2015, the balances were $4,062,000 and $2,806,000, respectively.

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

Consolidation

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total revenues increased by $5,699,000, or 7.5%, to $81,740,000 for the three months ended June 30, 2016, from $76,041,000 for the comparable period in 2015. Contributing to this increase in total revenues was a $2,748,000 increase in mortgage fee income, a $1,985,000 increase in insurance premiums and other considerations,  a $545,000 increase in net investment income, a $502,000 increase in net mortuary and cemetery sales, a $274,000 increase in other revenues, and a $25,000 decrease in other than temporary impairments on investments . This increase in total revenues was partially offset by a $380,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $1,985,000, or 14.3%, to $15,900,000 for the three months ended June 30, 2016, from $13,915,000 for the comparable period in 2015. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $545,000, or 6.3%, to $9,136,000 for the three months ended June 30, 2016, from $8,591,000 for the comparable period in 2015. This increase was primarily attributable to a $505,000 increase in mortgage loan interest, a $441,000 increase in insurance assignment income, and a $354,000 increase in rental income from real estate owned. This increase was partially offset by a $390,000 increase in investment expenses, a $232,000 decrease in short-term investment income, and a $133,000 decrease in fixed maturity securities income.

Net mortuary and cemetery sales increased by $502,000, or 16.6%, to $3,520,000 for the three months ended June 30, 2016, from $3,018,000 for the comparable period in 2015. This increase was primarily due to an increase in at-need sales and pre-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $380,000, or 75.9%, to $121,000 in realized gains for the three months ended June 30, 2016, from $501,000 in realized gains for the comparable period in 2015. This decrease in realized gains on investments and other assets was primarily attributable to a $376,000 decrease in realized gains on other assets, and a $29,000 decrease in realized gains on fixed maturity securities. This decrease was partially offset by a $25,000 increase in realized gains on securities available for sale.

Mortgage fee income increased $2,748,000, or 5.6%, to $51,478,000, for the three months ended June 30, 2016, from $48,730,000 for the comparable period in 2015.  This increase was primarily due to increased mortgage loan originations.

Other revenues increased by $274,000, or 20.4%, to $1,615,000 for the three months ended June 30, 2016, from $1,341,000 for the comparable period in 2015. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $73,759,000, or 90.2% of total revenues, for the three months ended June 30, 2016, as compared to $69,809,000, or 91.8% of total revenues, for the comparable period in 2015.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $532,000 or 4.2%, to $13,208,000 for the three months ended June 30, 2016, from $12,676,000 for the comparable period in 2015. This increase was primarily the result of a $1,271,000 increase in future policy benefits, and a $41,000 increase in surrender and other policy benefits. This increase was partially offset by a $780,000 decrease in death benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $530,000, or 45.0%, to $1,708,000 for the three months ended June 30, 2016, from $1,178,000 for the comparable period in 2015. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses increased by $3,064,000, or 5.7%, to $57,156,000 for the three months ended June 30, 2016, from $54,092,000 for the comparable period in 2015. This increase was primarily the result of a $2,331,000 increase in personnel expenses resulting from increased salaries for existing employees and the hiring of new employees, a $1,799,000 increase in commissions resulting from an increase in sales, a $462,000 increase in advertising, and a $30,000 increase in other expenses. This increase was partially offset by a $1,424,000 decrease in provision for loan loss reserve, a $62,000 decrease in rent and rent related expenses, and a $61,000 decrease in costs related to funding mortgage loans.

Interest expense decreased by $139,000, or 10.1%, to $1,235,000 for the three months ended June 30, 2016, from $1,374,000 for the comparable period in 2015. This decrease was primarily due to a decrease in interest expense on mortgage warehouse lines. This decrease was partially offset by an increase in interest expense due to the completion of the Dry Creek at East Village Apartments development in December 2015, resulting from interest from the bank loan that had been capitalized during the construction phase of each building and now being expensed.

Comprehensive income for the three months ended June 30, 2016 and 2015 amounted to gains of $5,109,000 and $4,453,000, respectively. This $656,000 increase in comprehensive income was primarily the result of a $1,505,000 increase in net income, and a $177,000 increase in unrealized gains in securities available for sale. This increase was partially offset by a $1,026,000 decrease in unrealized gains from derivatives related to mortgage loans.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Total revenues increased by $7,664,000, or 5.5%, to $147,754,000 for the six months ended June 30, 2016, from $140,090,000 for the comparable period in 2015. Contributing to this increase in total revenues was a $2,696,000 increase in mortgage fee income, a $2,583,000 increase in insurance premiums and other considerations, a $1,714,000 increase in net investment income, a $876,000 increase in net mortuary and cemetery sales, and a $489,000 increase in other revenues. This increase in total revenues was partially offset by a $702,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $2,583,000, or 9.3%, to $30,351,000 for the six months ended June 30, 2016, from $27,768,000 for the comparable period in 2015. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $1,714,000, or 10.4%, to $18,128,000 for the six months ended June 30, 2016, from $16,414,000 for the comparable period in 2015. This increase was primarily attributable to a $1,072,000 increase in rental income from real estate owned, a $767,000 increase in insurance assignment income, a $665,000 increase in mortgage loan interest, and a $111,000 increase in short-term investment income. This increase was partially offset by an $844,000 increase in investment expenses, a $63,000 decrease in fixed maturity securities income, and a $24,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $876,000, or 14.9%, to $6,766,000 for the six months ended June 30, 2016, from $5,890,000 for the comparable period in 2015. This increase was primarily due to an increase in at-need sales and pre-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $702,000, or 76.3%, to $219,000 in realized gains for the six months ended June 30, 2016, from $921,000 in realized gains for the comparable period in 2015. This decrease in realized gains on investments and other assets was primarily attributable to a $572,000 decrease in realized gains on other assets, a $108,000 decrease in realized gains on fixed maturity securities, and a $22,000 decrease in realized gains on securities available for sale.

Mortgage fee income increased $2,696,000 or 3.1%, to $89,248,000 for the six months ended June 30, 2016, from $86,552,000 for the comparable period in 2015.  This increase was primarily due to increased mortgage loan originations during the second quarter of 2016.

Other revenues increased by $489,000, or 18.4%, to $3,146,000 for the six months ended June 30, 2016, from $2,657,000 for the comparable period in 2015. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $136,922,000, or 92.7% of total revenues, for the six months ended June 30, 2016, as compared to $130,860,000, or 93.4% of total revenues, for the comparable period in 2015.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $272,000 or 1.1%, to $25,710,000 for the six months ended June 30, 2016, from $25,438,000 for the comparable period in 2015. This increase was primarily the result of a $1,251,000 increase in future policy benefits. This increase was partially offset by an $884,000 decrease in death benefits, and a $94,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,575,000, or 67.2%, to $3,920,000 for the six months ended June 30, 2016, from $2,345,000 for the comparable period in 2015. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses increased by $4,311,000, or 4.3%, to $104,081,000 for the six months ended June 30, 2016, from $99,770,000 for the comparable period in 2015. This increase was primarily the result of a $5,215,000 increase in personnel expenses, resulting from increased salaries for existing employees and the hiring of new employees, a $425,000 increase in other expenses, a $123,000 increase in advertising, a $118,000 increase in rent and rent related expenses, a $75,000 increase in commissions. This increase was partially offset by a $1,504,000 decrease in provision for loan loss reserve, $89,000 decrease in costs related to funding mortgage loans, and a $52,000 decrease in depreciation on property and equipment.

Interest expense decreased by $60,000, or 2.6%, to $2,299,000 for the six months ended June 30, 2016, from $2,359,000 for the comparable period in 2015. This decrease was primarily due to a decrease in interest expense on mortgage warehouse lines. This decrease was partially offset by an increase in interest expense due to the completion of the Dry Creek at East Village Apartments development in December 2015, resulting from interest from the bank loan that had been capitalized during the construction phase of each building and now being expensed.

Comprehensive income for the six months ended June 30, 2016 and 2015 amounted to gains of $8,020,000 and $7,608,000, respectively. This $412,000 increase in comprehensive income was primarily the result of a $1,435,000 increase in net income, and a $703,000 increase in unrealized gains in securities available for sale. This increase was partially offset by a $1,726,000 decrease in derivatives related to mortgage loans.

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

During the six months ended June 30, 2016, the Company's operations provided cash of $17,231,000. This was due primarily to an increase in cash collected on mortgage loans sold to investors. During the six months ended June 30, 2015, the Company’s operations used cash of $18,838,000. This was due primarily to an increase in cash paid on mortgage loans sold to investors.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $143,437,000 and $144,946,000 as of June 30, 2016 and December 31, 2015, respectively. This represents 33.5% and 35.8% of the total investments as of June 30, 2016 and December 31, 2015, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 2016, 9.9% (or $14,241,000) and at December 31, 2015, 8.3% (or $11,990,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2016 and December 31, 2015, the life insurance subsidiary was in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank debt and notes payable was $162,742,000 as of June 30, 2016, as compared to $152,154,000 as of December 31, 2015. Stockholders' equity as a percent of total capitalization was 73.8% and 73.1% as of June 30, 2016 and December 31, 2015, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2015 was 7.4% as compared to a rate of 7.0% for 2014. The 2016 lapse rate to date has been approximately the same as 2015.

At June 30, 2016, $36,720,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 4.              Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint in the United States District Court, Utah against SecurityNational Mortgage. The case was assigned to Judge Ted Stewart. The complaint alleged claims for damages for breach of contract and breach of warranty pursuant to the Loan Purchase Agreement, and initially claimed damages in excess of $5,000,000. Lehman Holdings further alleged that Lehman Bank sold mortgage loans to it and assigned contractual rights and remedies. SecurityNational Mortgage strongly disagreed with the claims in Lehman Holdings' complaint.

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

On January 27, 2016, the Tenth Circuit entered its order and judgment concerning the five cases before it upholding rulings of the U.S. District Court, Colorado dismissing the cases filed by Lehman Holdings with prejudice. Pursuant to an order from Judge Stewart, SecurityNational Mortgage and Lehman Holdings filed supplemental briefs on March 3, 2016 pertaining to SecurityNational Mortgage's summary judgment motion in view of the ruling of the Tenth Circuit. On March 23, 2016, the court denied SecurityNational Mortgage's motion based on a certain tolling provision in one of the agreements. The case is presently set for trial commencing on December 12, 2016.

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

Lehman Holdings filed a motion in the Lehman Holdings bankruptcy that SecurityNational Mortgage's action in Delaware is contrary to an automatic bankruptcy stay, which SecurityNational Mortgage disputes. The matter was argued on May 5, 2016 before the bankruptcy court and the court has taken the matter under advisement. Lehman Holdings also filed a similar automatic stay motion in the Delaware court, along with other assertions concerning the issues of a stay or dismissal in the Delaware court because of the proceeding in the bankruptcy court. This motion was heard by the Delaware court on July 20, 2016 and the court has taken the matter under advisement.

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

The complaint filed on February 3, 2016 was not served on SecurityNational Mortgage and an amended complaint materially similar to the original complaint was filed March 7, 2016. Presently, no response has been required and the parties are in the process of attempting to agree on a case management order. As with SecurityNational Mortgage's Delaware action, and although SecurityNational Mortgage has not yet filed a response to the amended complaint, SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend such position.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.              Defaults Upon Senior Securities.

None

Item 4.              Mine Safety Disclosures.

None

Item 5.              Other Information.

Completion of Acquisition of First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary, Security National Life completed the stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company ("First Guaranty"), to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the Stock Purchase Agreement, dated February 17, 2016, between Security Life and Reppond Holding, which was later amended on March 4, 2016 and March 17, 2016, Security Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders. Reppond Holding holds all of the outstanding shares of common stock of First Guaranty.

The transaction was completed following the satisfaction or waiver of certain conditions set forth in the Stock Purchase Agreement. These conditions included obtaining all the required material orders, consents, permits, authorizations, approvals and waivers (including, without limitation, obtaining the approval of the Louisiana Department of Insurance without the material abrogation or diminishment of First Guaranty's or Reppond Holding's authority or license or the imposition of signification restrictions upon the transactions contemplated thereby). This condition was satisfied on July 8, 2016 when the Department issued an order approving the transaction, as required. The closing of the transaction took place soon thereafter on July 11, 2016.

At December 31, 2015, First Guaranty had 37,069 policies in force and 320 agents. Also, as of December 31, 2015, First Guaranty had revenues of $8,102,000 and a net loss of $724,000. Additionally, as of December 31, 2015, the statutory assets and the capital and surplus of First Guaranty were $55,550,000 and $3,849,000, respectively. As of December 31, 2014, First Guaranty had revenues of $8,080,000 and a net loss of $172,000. Moreover, as of December 31, 2014, the statutory assets and the capital and surplus of First Guaranty were $54,696,000 and $4,581,000, respectively.

Approval of Increase in Number of Authorized Class C Common Shares

At the Company's Annual Meeting of Stockholders, which was held on July 6, 2016, the stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Class C common stock from 2,000,000 shares to 3,000,000 shares and to increase the Company's authorized capital stock from 32,000,000 shares to 33,000,000 shares. There were 1,707,909 shares of Class C common stock outstanding as of August 15, 2016. Each share of Class C common stock has ten votes and may be converted into shares of Class A common stock at a conversion rate of one share of Class A common stock for each share of Class C common stock.

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

(a)(3)            Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (3)
3.2	Amended Bylaws (5)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Amended Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)
10.2	2003 Stock Option Plan (4)
10.3	2006 Director Stock Option Plan (7)
10.4	2013 Amended Stock Option and Other Equity Incentive Awards Plan
10.5	2014 Director Stock Option Plan (10)
10.6	Deferred Compensation Plan (2)
10.7	Employment agreement with Scott M. Quist (12)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (7)
10.9	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (8)
10.10	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (9)
10.11	Stock Purchase Agreement among Security National Financial Corporation, Christi Babb and Jack Madden, Jr. to purchase First Guaranty Insurance Company
21	Subsidiaries of the Registrant
23.1	Consent of Eide Bailly LLP (11)
23.2	Consent of Mackey Price & Mecham (11)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(3)	Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003
(4)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 5, 2003, relating to the Company's Annual Meeting of Stockholders
(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(6)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 1, 2007, relating to the Company's Annual Meeting of Stockholders
(7)	Incorporated by reference from Report on Form 10-K, as filed on June 30, 2009
(8)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2013
(9)	Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014
(10)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company's Annual Meeting of Stockholders
(11)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015.
(12)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 15, 2016	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2016	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)