Form 10-Q
period 2016-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2016-11-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016, or

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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	13,153,850
Title of Class	Number of Shares Outstanding as of
November 14, 2016

Class C Common Stock, $2.00 par value	1,706,829
Title of Class	Number of Shares Outstanding as of
November 14, 2016

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.  Financial Statements.

Assets	September 30 2016	December 31 2015
Investments:	(Unaudited)
Fixed maturity securities, held to maturity, at amortized cost	$185,679,930	$145,558,425
Equity securities, available for sale, at estimated fair value	10,145,395	8,431,090
Mortgage loans on real estate and construction loans, held for investment net of allowances for loan losses of $2,231,362 and $1,848,120 for 2016 and 2015	129,873,757	112,546,905
Real estate held for investment, net of accumulated depreciation of $14,996,212 and $12,210,346 for 2016 and 2015	131,881,535	114,852,432
Policy loans and other investments, net of allowances for doubtful accounts of $1,106,374 and $906,616 for 2016 and 2015	39,981,571	39,582,421
Short-term investments	28,467,741	16,915,808
Accrued investment income	2,951,413	2,553,819
Total investments	528,981,342	440,440,900
Cash and cash equivalents	50,910,889	40,053,242
Mortgage loans sold to investors	92,599,755	115,286,455
Receivables, net	18,899,987	16,026,100
Restricted assets	9,823,488	9,359,802
Cemetery perpetual care trust investments	3,981,509	2,848,759
Receivable from reinsurers	13,095,111	13,400,527
Cemetery land and improvements	10,695,922	10,780,996
Deferred policy and pre-need contract acquisition costs	66,145,680	59,004,909
Mortgage servicing rights, net	17,432,325	12,679,755
Property and equipment, net	7,191,351	11,441,660
Value of business acquired	7,849,599	8,743,773
Goodwill	2,765,570	2,765,570
Other	7,205,606	7,100,869

Total Assets	$837,578,134	$749,933,317

See accompanying notes to condensed consolidated financial statements (unaudited).

.
SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30 2016	December 31 2015
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities
Future life, annuity, and other benefits	$581,159,320	$517,177,388
Unearned premium reserve	4,535,837	4,737,305
Bank and other loans payable	43,697,461	40,908,915
Deferred pre-need cemetery and mortuary contract revenues	12,319,587	12,816,227
Cemetery perpetual care obligation	3,575,205	3,465,771
Accounts payable	4,212,321	3,502,046
Other liabilities and accrued expenses	34,703,368	31,027,381
Income taxes	27,789,751	25,052,059
Total liabilities	711,992,850	638,687,092

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,150,162 shares in 2016 and 13,109,100 shares in 2015	26,300,324	26,218,200
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 1,707,516 shares in 2016 and 1,709,640 shares in 2015	3,415,032	3,419,280
Additional paid-in capital	30,969,582	30,232,582
Accumulated other comprehensive income, net of taxes	2,025,048	1,533,828
Retained earnings	64,420,459	52,021,764
Treasury stock at cost - 728,955 Class A shares in 2016 and 930,546 Class A shares in 2015	(1,545,161)	(2,179,429)

Total stockholders' equity	125,585,284	111,246,225

Total Liabilities and Stockholders' Equity	$837,578,134	$749,933,317

See accompanying notes to condensed consolidated financial statements (unaudited).

.
SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2016	2015	2016	2015
Revenues:
Insurance premiums and other considerations	$17,157,319	$14,563,582	$47,508,420	$42,331,991
Net investment income	9,732,652	8,432,414	27,860,663	24,845,931
Net mortuary and cemetery sales	2,776,023	2,811,329	9,541,950	8,701,417
Realized gains on investments and other assets	(39,169)	1,352,778	179,296	2,273,618
Other than temporary impairments on investments	(30,000)	(56,290)	(133,630)	(167,497)
Mortgage fee income	53,844,079	46,923,321	143,092,315	133,475,149
Other	1,798,864	1,467,552	4,944,670	4,124,324
Total revenues	85,239,768	75,494,686	232,993,684	215,584,933

Benefits and expenses:
Death benefits	7,250,100	7,584,209	22,410,230	23,628,492
Surrenders and other policy benefits	630,735	715,209	1,709,915	1,888,606
Increase in future policy benefits	6,421,508	4,620,413	15,892,686	12,840,591
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,301,107	1,338,084	6,221,495	3,683,437
Selling, general and administrative expenses:
Commissions	24,556,473	21,263,606	66,404,756	63,037,164
Personnel	17,755,070	15,768,614	52,535,277	45,333,563
Advertising	2,006,013	1,503,476	5,053,968	4,428,192
Rent and rent related	2,040,807	1,979,767	5,973,337	5,794,633
Depreciation on property and equipment	528,051	553,048	1,585,995	1,663,172
Provision for loan loss reserve	1,438,239	1,754,781	2,853,690	4,673,991
Costs related to funding mortgage loans	2,379,962	2,352,611	6,885,889	6,947,976
Other	8,157,807	6,606,960	21,650,786	19,674,568
Interest expense	1,476,137	1,191,627	3,775,483	3,551,242
Cost of goods and services sold-mortuaries and cemeteries	485,783	467,881	1,396,574	1,414,570
Total benefits and expenses	77,427,792	67,700,286	214,350,081	198,560,197

Earnings before income taxes	7,811,976	7,794,400	18,643,603	17,024,736
Income tax expense	(2,520,279)	(2,904,615)	(6,201,087)	(6,418,969)

Net earnings	$5,291,697	$4,889,785	$12,442,516	$10,605,767

Net earnings per Class A Equivalent common share (1)	$0.37	$0.35	$0.89	$0.78

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.36	$0.34	$0.86	$0.74

Weighted-average Class A equivalent common share outstanding (1)	14,113,005	13,804,061	14,027,706	13,681,406

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	14,531,610	14,463,970	14,428,912	14,284,341

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2016	2015	2016	2015
Net earnings	$5,291,697	$4,889,785	$12,442,516	$10,605,767
Other comprehensive income:
Net unrealized gains (losses) on derivative instruments	(516,269)	(859,581)	44,397	1,427,072
Net unrealized gains (losses) on available for sale securities	138,029	(619,641)	446,823	(1,013,757)
Other comprehensive income (loss)	(378,240)	(1,479,222)	491,220	413,315
Comprehensive income	$4,913,457	$3,410,563	$12,933,736	$11,019,082

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2014	$24,918,480	$2,788,138	$25,931,119	$1,438,566	$44,101,252	$(2,086,454)	$97,091,101

Net earnings	-	-	-	-	10,605,767	-	10,605,767
Other comprehensive income	-	-	-	413,315	-	-	413,315
Grant of stock options	-	-	299,986	-	-	-	299,986
Exercise of stock options	41,862	228,046	(1,208)	-	-	(244,009)	24,691
Sale of treasury stock	-	-	489,746	-	-	380,956	870,702
Stock Dividends	480	2	728	-	(1,210)	-	-
Conversion Class C to Class A	1,256	(1,256)	-	-	-	-	-
Balance at September 30, 2015	$24,962,078	$3,014,930	$26,720,371	$1,851,881	$54,705,809	$(1,949,507)	$109,305,562

Balance at December 31, 2015	$26,218,200	$3,419,280	$30,232,582	$1,533,828	$52,021,764	$(2,179,429)	$111,246,225

Net earnings	-	-	-	-	12,442,516	-	12,442,516
Other comprehensive income	-	-	-	491,220	-	-	491,220
Grant of stock options	-	-	253,427	-	-	-	253,427
Exercise of stock options	64,834	-	12,374	-	-	-	77,208
Sale of treasury stock	-	-	440,420	-	-	634,268	1,074,688
Stock Dividends	274	12,768	30,779	-	(43,821)	-	-
Conversion Class C to Class A	17,016	(17,016)					-
Balance at September 30, 2016	$26,300,324	$3,415,032	$30,969,582	$2,025,048	$64,420,459	$(1,545,161)	$125,585,284

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sept 30
	2016	2015
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$41,532,794	$(3,677,377)

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(6,519,416)	(8,866,792)
Calls and maturities - fixed maturity securities	10,032,336	10,500,608
Securities available for sale:
Purchase - equity securities	(3,726,194)	(3,457,180)
Sales - equity securities	3,349,728	1,823,404
Purchase of short-term investments	(13,379,112)	(31,768,007)
Sales of short-term investments	7,185,582	38,731,918
Purchases of restricted assets	(438,204)	(1,027,533)
Changes in assets for perpetual care trusts	(1,075,801)	(217,025)
Amount received for perpetual care trusts	109,434	59,472
Mortgage loans, policy loans, and other investments made	(338,457,602)	(272,667,236)
Payments received for mortgage loans, policy loans and other investments	330,303,396	278,315,445
Purchase of property and equipment	(1,303,979)	(2,286,053)
Sale of property and equipment	34,000	2,899,322
Purchase of real estate	(19,448,152)	(11,652,845)
Sale of real estate	5,672,484	11,194,483
Cash received from reinsurance	-	24,020,215
Cash paid for purchase of subsidiaries, net of cash acquired	(4,328,520)	-
Net cash provided by (used in) investing activities	(31,990,020)	35,602,196

Cash flows from financing activities:
Annuity contract receipts	8,401,542	7,793,428
Annuity contract withdrawals	(9,957,964)	(9,249,285)
Proceeds from stock options exercised	77,208	24,691
Repayment of bank loans on notes and contracts	(1,169,233)	(1,583,942)
Proceeds from borrowing on bank loans	2,523,670	12,130,898
Change in line of credit borrowings	1,439,650	-
Net cash provided by financing activities	1,314,873	9,115,790

Net change in cash and cash equivalents	10,857,647	41,040,609

Cash and cash equivalents at beginning of period	40,053,242	30,855,320

Cash and cash equivalents at end of period	$50,910,889	$71,895,929

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$1,703,476	$2,659,985

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

2) Recent Accounting Pronouncements

ASU No. 2016-13: "Financial Instruments – Credit Losses (Topic 326)" – Issued in June 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current generally accepted accounting principles ("GAAP") and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is in the process of evaluating the potential impact of this standard.

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
September 30, 2016 (Unaudited)

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

3) Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of September 30, 2016 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$4,472,581	$375,865	$(8,548)	$4,839,898
Obligations of states and political subdivisions	6,779,383	199,454	(41,571)	6,937,266
Corporate securities including public utilities	162,331,688	15,612,140	(2,572,792)	175,371,036
Mortgage-backed securities	11,472,643	416,243	(116,859)	11,772,027
Redeemable preferred stock	623,635	52,552	-	676,187
Total fixed maturity securities held to maturity	$185,679,930	$16,656,254	$(2,739,770)	$199,596,414

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,940,465	$341,488	$(1,136,558)	$10,145,395

Total equity securities available for sale at estimated fair value	$10,940,465	$341,488	$(1,136,558)	$10,145,395

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$50,346,379
Residential construction	42,011,069
Commercial	39,747,671
Less: Allowance for loan losses	(2,231,362)
Total mortgage loans on real estate and construction loans held for investment	$129,873,757

Real estate held for investment - net of depreciation	$131,881,535

Policy loans and other investments are shown at amortized cost except for other investments that are shown at estimated fair value:
Policy loans	$6,858,019
Insurance assignments	32,400,740
Promissory notes	48,797
Other investments at estimated fair value	1,780,389
Less: Allowance for doubtful accounts	(1,106,374)

Total policy loans and other investments	$39,981,571

Short-term investments at amortized cost	$28,467,741

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at September 30, 2016 and December 31, 2015. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At September 30, 2016
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$8,548	2	$-	0	$8,548
Obligations of states and political subdivisions	44,269	19	-	0	44,269
Corporate securities including public utilities	278,815	41	2,293,977	36	2,572,792
Mortgage-backed securities	93,184	37	20,977	1	114,161
Total unrealized losses	$424,816	99	$2,314,954	37	$2,739,770
Fair Value	$25,434,664		$11,731,253		$37,165,917

At December 31, 2015
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$4,743	2	$-	0	$4,743
Obligations of states and political subdivisions	-	0	1,040	1	1,040
Corporate securities including public utilities	3,701,572	98	1,800,171	18	5,501,743
Mortgage-backed securities	75,580	4	-	0	75,580
Total unrealized losses	$3,781,895	104	$1,801,211	19	$5,583,106
Fair Value	$34,076,401		$3,809,957		$37,886,358

The average market value of the related fixed maturities was 93.3% and 87.2% of amortized cost as of September 30, 2016 and December 31, 2015, respectively. During the three months ended September 30, 2016 and 2015 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 for each reporting period, and for the nine months ended September 30, 2016 and 2015 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $90,000 for each reporting period.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at September 30, 2016 and December 31, 2015. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At September 30, 2016
Industrial, miscellaneous and all other	$327,241	126	$809,317	109	$1,136,558
Total unrealized losses	$327,241	126	$809,317	109	$1,136,558
Fair Value	$2,090,748		$2,040,729		$4,131,477

At December 31, 2015
Industrial, miscellaneous and all other	$997,862	222	$676,232	74	$1,674,094
Total unrealized losses	$997,862	222	$676,232	74	$1,674,094
Fair Value	$4,177,709		$760,860		$4,938,569

The average market value of the equity securities available for sale was 78.4% and 74.7% of the original investment as of September 30, 2016 and December 31, 2015, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the three months ended September 30, 2016 and 2015, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $-0- and $26,290, respectively, and for the nine months ended September 30, 2016 and 2015, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $43,630 and $77,497, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2016	$1,200,208	$1,202,710
Due in 2017 through 2020	41,412,637	43,902,597
Due in 2021 through 2025	38,495,506	41,406,480
Due after 2025	92,475,301	100,636,414
Mortgage-backed securities	11,472,643	11,772,027
Redeemable preferred stock	623,635	676,187
Total held to maturity	$185,679,930	$199,596,415

The cost and estimated fair value of available for sale securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Cost	Estimated Fair Value
Available for Sale:
Common stock	$10,940,465	$10,145,395
Total available for sale	$10,940,465	$10,145,395

The Company's realized gains and losses and other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2016	2015	2016	2015
Fixed maturity securities held to maturity:
Gross realized gains	$65,179	$15,279	$259,635	$374,337
Gross realized losses	(4,527)	(22,796)	(7,405)	(82,166)
Other than temporary impairments	(30,000)	(30,000)	(90,000)	(90,000)

Securities available for sale:
Gross realized gains	36,751	35,009	176,331	165,018
Gross realized losses	(4,544)	(2,521)	(37,146)	(3,536)
Other than temporary impairments	-	(26,290)	(43,630)	(77,497)

Other assets:
Gross realized gains	191,992	1,731,939	468,675	2,187,271
Gross realized losses	(324,020)	(404,132)	(680,794)	(367,306)
Total	$(69,169)	$1,296,488	$45,666	$2,106,121

The net carrying amount of held to maturity securities sold was $1,989,159 and $2,543,312 for the nine months ended September 30, 2016 and 2015, respectively.  The net realized gain related to these sales was $156,154 and $330,373 for the nine months ended September 30, 2016 and 2015, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at September 30, 2016, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2016	2015	2016	2015
Fixed maturity securities	$2,410,641	$2,014,014	$6,472,847	$6,139,698
Equity securities	78,402	61,238	208,696	175,954
Mortgage loans on real estate	2,257,396	1,754,852	6,563,902	5,396,016
Real estate	2,736,301	2,320,242	8,162,574	6,674,594
Policy loans	205,537	219,916	558,778	597,101
Insurance assignments	2,952,170	2,540,028	8,915,654	7,736,439
Other investments	-	-	13,962	-
Short-term investments, principally interest on sale of mortgage loans and other	2,237,230	2,237,376	6,117,210	6,005,357
Gross investment income	12,877,677	11,147,666	37,013,623	32,725,159
Investment expenses	(3,145,025)	(2,715,252)	(9,152,960)	(7,879,228)
Net investment income	$9,732,652	$8,432,414	$27,860,663	$24,845,931
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $113,289 and $119,963 for the three months ended September 30, 2016 and 2015, respectively, and $295,630 and $306,449 for the nine months ended September 30, 2016 and 2015, respectively.
Net investment income on real estate consists primarily of rental revenue.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit for regulatory authorities as required by law amounted to $9,370,867 at September 30, 2016 and $8,815,542 at December 31, 2015. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
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
The Company currently owns and operates 14 commercial properties in 8 states. These properties include industrial warehouses, office buildings, and retail centers and includes the redevelopment and expansion of its corporate campus at 53rd South which broke ground in December 2015 with a net ending balance of $15,913,913. The assets are primarily held without debt; however, the Company does use debt in strategic cases to leverage established yields or to acquire higher quality, or class, of asset.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)
The following is a summary of the Company's investment in commercial real estate for the periods presented:
	Net Ending Balance				Total Square Footage
	September 30		December 31		September 30	December 31
	2016		2015		2016	2015
Arizona	$453,847	(1)	$463,774	(1)	16,270	16,270
Arkansas	101,422		-		3,200	-
Kansas	12,835,094		11,537,335		222,679	222,679
Louisiana	523,193		-		7,063
Mississippi	3,842,630		-		33,821	-
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	3,745,003		3,768,542		23,470	23,470
Utah	33,340,242		17,403,746		433,244	253,244

	$54,848,431		$33,180,397		739,747	515,663

(1) Includes undeveloped land

Residential Real Estate Held for Investment

The Company owns a portfolio of residential homes primarily as a result of loan foreclosures.  The strategy has been to lease these homes to produce cash flow, and allow time for the economic fundamentals to return to the various markets. As an orderly and active market for these homes returns, the Company has the option to dispose or to continue and hold them for cash flow and acceptable returns.
The Company established Security National Real Estate Services ("SNRE") in 2013 to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.

As of September 30, 2016, SNRE manages 132 residential properties in 8 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village, in Sandy, Utah with a net ending balance of $36,082,825.

The following is a summary of the Company's investment in residential real estate for the periods presented:

	Net Ending Balance
	September 30	December 31
	2016	2015
Arizona	$745,663	$944,614
California	6,131,083	6,158,253
Colorado	367,144	553,230
Florida	8,361,768	9,203,624
Illinois	-	165,800
Oklahoma	-	99,862
Ohio	46,658	-
Oregon	-	120,000
South Carolina	-	823,872
Texas	1,179,261	1,198,860
Utah	59,915,346	62,117,738
Washington	286,181	286,182
	$77,033,104	$81,672,035

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)
Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 80,000 square feet, or 10% of the overall commercial real estate holdings.

As of September 30, 2016, real estate owned and occupied by the company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
5300 South 360 West, Salt Lake City, UT (1)	Corporate Offices, Life Insurance and Cemetery/Mortuary Operations	36,000	100%
5201 Green Street, Salt Lake City, UT	Mortgage Operations	36,899	34%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	5,522	27%

(1) This asset is included in property and equipment on the Condensed Consolidated Balance Sheet

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2016, the Company had 48%, 14%, 9%, 8%, and 5% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, and Oregon, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $2,231,362 and $1,848,120 at September 30, 2016 and December 31, 2015, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2016
Allowance for credit losses:
Beginning balance - January 1, 2016	$187,129	$1,560,877	$100,114	$1,848,120
Charge-offs	-	(210,890)	-	(210,890)
Provision	-	594,132	-	594,132
Ending balance -September 30, 2016	$187,129	$1,944,119	$100,114	$2,231,362

Ending balance: individually evaluated for impairment	$-	$437,338	$-	$437,338

Ending balance: collectively evaluated for impairment	$187,129	$1,506,781	$100,114	$1,794,024

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$39,747,671	$50,346,379	$42,011,069	$132,105,119

Ending balance: individually evaluated for impairment	$202,721	$2,911,050	$403,000	$3,516,771

Ending balance: collectively evaluated for impairment	$39,544,950	$47,435,329	$41,608,069	$128,588,348

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2015
Allowance for credit losses:
Beginning balance - January 1, 2015	$187,129	$1,715,812	$100,114	$2,003,055
Charge-offs	-	(123,942)	-	(123,942)
Provision	-	(30,993)	-	(30,993)
Ending balance - December 31, 2015	$187,129	$1,560,877	$100,114	$1,848,120

Ending balance: individually evaluated for impairment	$-	$305,962	$-	$305,962

Ending balance: collectively evaluated for impairment	$187,129	$1,254,915	$100,114	$1,542,158

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$33,522,978	$46,020,490	$34,851,557	$114,395,025

Ending balance: individually evaluated for impairment	$-	$3,087,161	$93,269	$3,180,430

Ending balance: collectively evaluated for impairment	$33,522,978	$42,933,329	$34,758,287	$111,214,594

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
September 30, 2016
Commercial	$-	$-	$-	$202,721	$202,721	$39,544,950	$39,747,671	$(187,129)	$39,560,542
Residential	1,232,358	292,573	1,440,292	2,911,050	5,876,273	44,470,106	50,346,379	(1,944,119)	48,402,260
Residential Construction	-	74,714	64,895	403,000	542,609	41,468,460	42,011,069	(100,114)	41,910,955

Total	$1,232,358	$367,287	$1,505,187	$3,516,771	$6,621,603	$125,483,516	$132,105,119	$(2,231,362)	$129,873,757

December 31, 2015
Commercial	$-	$-	$-	$-	$-	$33,522,978	$33,522,978	$(187,129)	$33,335,849
Residential	1,162,102	884,143	2,212,993	3,087,161	7,346,399	38,674,091	46,020,490	(1,560,877)	44,459,613
Residential Construction	-	-	64,895	93,269	158,164	34,693,393	34,851,557	(100,114)	34,751,443

Total	$1,162,102	$884,143	$2,277,888	$3,180,430	$7,504,563	$106,890,462	$114,395,025	$(1,848,120)	$112,546,905

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
With no related allowance recorded:
Commercial	$202,721	$202,721	$-	$202,721	$-
Residential	-	-	-	-	-
Residential construction	403,000	403,000	-	403,000	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,911,050	2,911,050	437,338	2,911,050	-
Residential construction	-	-	-	-	-

Total:
Commercial	$202,721	$202,721	$-	$202,721	$-
Residential	2,911,050	2,911,050	437,338	2,911,050	-
Residential construction	403,000	403,000	-	403,000	-

December 31, 2015
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	93,269	93,269	-	93,269	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	93,269	93,269	-	93,269	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

3) Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company's mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The Company's performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Performing	$39,544,950	$33,522,978	$45,995,036	$40,720,336	$41,543,174	$34,693,393	$127,083,160	$108,936,707
Nonperforming	202,721	-	4,351,343	5,300,154	467,895	158,164	5,021,959	5,458,318

Total	$39,747,671	$33,522,978	$50,346,379	$46,020,490	$42,011,069	$34,851,557	$132,105,119	$114,395,025

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $188,000 and $268,000 as of September 30, 2016 and December 31, 2015, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of September 30 2016	As of December 31 2015
Commercial	$202,721	$-
Residential	4,351,343	5,300,154
Residential construction	467,895	158,164
Total	$5,021,959	$5,458,318

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30 2016	As of December 31 2015
Balance, beginning of period	$2,805,900	$1,718,150
Provisions for losses	2,853,690	6,295,043
Charge-offs	(333,288)	(5,207,293)
Balance, end of period	$5,326,302	$2,805,900

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

4) Stock-Based Compensation

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $84,949 and $88,510 has been recognized for these plans for the three months ended September 30, 2016 and 2015, respectively, and $253,427 and $299,986 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the total unrecognized compensation expense related to the options issued in December 2015 was $59,161, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock incentive plans as of September 30, 2016, and the changes during the nine months ended September 30, 2016, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	618,261	$3.89	577,436	$3.54
Granted	-		-
Exercised	(32,417)	2.38	-
Cancelled	-		-
Outstanding at September 30, 2016	585,844		577,436

As of September 30, 2016:
Options exercisable	550,792	$3.82	551,186	$3.38

As of September 30, 2016:
Available options for future grant	397,342		57,750

Weighted average contractual term of options outstanding at September 30, 2016	6.99 years		2.00 years

Weighted average contractual term of options exercisable at September 30, 2016	6.86 years		1.90 years

Aggregated intrinsic value of options outstanding at September 30, 2016 (1)	$1,179,541		$1,460,167

Aggregated intrinsic value of options exercisable at September 30, 2016 (1)	$1,179,541		$1,460,167

(1) The Company used a stock price of $5.86 as of September 30, 2016 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months ended September 30, 2016 and 2015 was $98,663 and $532,418, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

5) Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Numerator:
Net earnings	$5,291,697	$4,889,785	$12,442,516	$10,605,767
Denominator:
Basic weighted-average shares outstanding	14,113,005	13,804,061	14,027,706	13,681,406
Effect of dilutive securities:
Employee stock options	418,605	659,909	401,206	602,935

Diluted weighted-average shares outstanding	14,531,610	14,463,970	14,428,912	14,284,341

Basic net earnings per share	$0.37	$0.35	$0.89	$0.78

Diluted net earnings per share	$0.36	$0.34	$0.86	$0.74

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three and nine months ended September 30, 2016 and 2015, there were 250,039 and -0- of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

6) Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Eliminations	Consolidated
For the Three Months Ended
September 30, 2016
Revenues from external customers	$24,972,397	$2,900,917	$57,366,454	$-	$85,239,768
Intersegment revenues	3,318,369	107,745	79,164	(3,505,278)	-
Segment profit before income taxes	2,101,143	54,891	5,655,942	-	7,811,976

For the Three Months Ended
September 30, 2015
Revenues from external customers	$23,148,090	$3,123,168	$49,223,428	$-	$75,494,686
Intersegment revenues	3,206,703	292,445	76,159	(3,575,307)	-
Segment profit before income taxes	3,655,998	250,111	3,888,291	-	7,794,400

For the Nine Months Ended
September 30, 2016
Revenues from external customers	$70,616,968	$10,045,384	$152,331,332	$-	$232,993,684
Intersegment revenues	9,780,803	616,532	239,503	(10,636,838)	-
Segment profit before income taxes	5,669,786	1,283,553	11,690,264	-	18,643,603

Identifiable Assets	800,252,063	95,414,964	80,720,446	(138,809,339)	837,578,134
Goodwill	2,765,570	-	-	-	2,765,570

For the Nine Months Ended
September 30, 2015
Revenues from external customers	$65,610,558	$9,436,496	$140,537,879	$-	$215,584,933
Intersegment revenues	8,884,390	910,016	256,950	(10,051,356)	-
Segment profit before income taxes	7,175,036	811,261	9,038,439	-	17,024,736

Identifiable Assets	709,683,255	100,760,704	71,954,237	(133,002,358)	749,395,838
Goodwill	2,765,570	-	-	-	2,765,570

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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

Level 1:  Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

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

Level 3:  Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect the Company's estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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
September 30, 2016 (Unaudited)

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

It should be noted that for replacement cost, when determining the fair value of mortgage properties, the Company uses Marshall and Swift, a provider of building cost information to the real estate construction industry. For the investment analysis, the Company used market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company used 20% of the projected cash flow analysis and 80% of the replacement cost to approximate fair value of the collateral.

In addition to this analysis performed by the Company, the Company depreciates Real Estate Held for Investment. This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$10,145,395	$10,145,395	$-	$-
Total securities available for sale	$10,145,395	$10,145,395	$-	$-

Restricted assets of cemeteries and mortuaries	$711,926	$711,926	$-	$-
Cemetery perpetual care trust investments	687,803	687,803	-	-
Derivatives - interest rate lock commitments	3,966,966	-	-	3,966,966
Other investments	1,780,389	-	-	1,780,389
Total assets accounted for at fair value on a recurring basis	$17,292,479	$11,545,124	$-	$5,747,355

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,739,946)	$-	$-	$(49,739,946)
Future policy benefits - annuities	(99,446,330)	-	-	(99,446,330)
Derivatives - bank loan interest rate swaps	(8,406)	-	-	(8,406)
- call options	(26,109)	(26,109)	-	-
- put options	(16,161)	(16,161)	-	-
- interest rate lock commitments	(566,633)	-	-	(566,633)
Total liabilities accounted for at fair value on a recurring basis	$(149,803,585)	$(42,270)	$-	$(149,761,315)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

7) Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Other Investments

Balance - December 31, 2015	$(50,694,953)	$(69,398,617)	$3,333,091	$(13,947)	$1,174,769

Purchases	-	(30,294,480)	-	-	600,000
Total gains (losses):

Included in earnings	955,007	246,767	-	-	-

Included in other comprehensive income	-	-	67,242	5,541	5,620

Balance - September 30, 2016	$(49,739,946)	$(99,446,330)	$3,400,333	$(8,406)	$1,780,389

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$6,432,715	$-	$-	$6,432,715
Real estate held for investment	2,361,079	-	-	2,361,079
Total assets accounted for at fair value on a nonrecurring basis	$8,793,794	$-	$-	$8,793,794

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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
September 30, 2016 (Unaudited)

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2016 and December 31, 2015. The estimated fair value amounts for September 30, 2016 and December 31, 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Condensed Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$48,402,260	$-	$-	$51,607,045	$51,607,045
Residential construction	41,910,955	-	-	41,910,955	41,910,955
Commercial	39,560,542	-	-	41,181,866	41,181,866
Mortgage loans, net	$129,873,757	$-	$-	$134,699,866	$134,699,866
Policy loans	6,858,019	-	-	6,858,019	6,858,019
Insurance assignments, net	31,343,162	-	-	31,343,162	31,343,162
Short-term investments	28,467,741	-	-	28,467,741	28,467,741

Liabilities
Bank and other loans payable	$(43,705,867)	$-	$-	$(43,705,867)	$(43,705,867)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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
September 30, 2016 (Unaudited)

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

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 3 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as real estate held for investment. The Company will rent the properties until it is deemed desirable to sell them.

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

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant's committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by the source of the applications (retail or broker channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance) product type and the application approval status. The Company has developed fallout estimates using historical data that take into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the mortgage loan commitments and are updated periodically to reflect the most current data.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

9) Derivative Commitments (Continued)

Call and Put Options

The Company uses a strategy of selling "out of the money" call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company uses the strategy of selling put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option.

The following table shows the fair value of derivatives as of September 30, 2016 and December 31, 2015.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$3,966,966	other assets	$3,440,758	Other liabilities	$566,633	Other liabilities	$107,667
Call options	--	--	--	--	Other liabilities	26,109	Other liabilities	16,342
Put options	--	--	--	--	Other liabilities	16,161	Other liabilities	28,829
Interest rate swaps	--	--	--	--	Bank loans payable	8,406	Bank loans payable	13,947
Total		$3,966,966		$3,440,758		$617,309		$166,785

The following table shows the gains and losses on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended Sept 30		Nine Months Ended Sept 30
Derivative - Cash Flow Hedging Relationships:	2016	2015	2016	2015
Interest Rate Lock Commitments	$(846,341)	$(1,431,809)	$67,242	$2,308,092
Interest Rate Swaps	-	22,659	5,541	31,370
Sub Total	(846,341)	(1,409,150)	72,783	2,339,462
Tax Effect	(330,072)	(549,569)	28,386	912,390
Total	$(516,269)	$(859,581)	$44,397	$1,427,072

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

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

Reinsurance Agreement with American Republic Insurance Company

On February 11, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a coinsurance agreement to reinsure certain life insurance policies from American Republic Insurance Company ("American Republic").  The policies were previously reinsured by North America Life under a coinsurance agreement between World Insurance Company ("World Insurance") and North America Life entered into on July 22, 2009 which was commuted.  World Insurance was subsequently purchased by and merged into American Republic.  The current coinsurance agreement is between Security National Life and American Republic and became effective on January 1, 2015.  As part of the coinsurance agreement, American Republic transferred all contractual obligations and risks to Security National Life and Security National Life took control of $15,004,771 of assets in a trust account held by Texas Capital Bank as the trustee. The assets have subsequently been moved to a trust account held by Zions Bank as the trustee.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The amounts expensed for loan losses for the three months ended September 30, 2016 and 2015 were $1,438,000 and $1,755,000 respectively, and for the nine months ended September 30, 2016 and 2015 were $2,853,000 and $4,674,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2016 and December 31, 2015, the balances were $5,326,000 and $2,806,000, respectively.

Settlement of Investigation by U.S. Department of Justice and the Office of the Inspector General for the U.S. Department of Housing and Urban Development (HUD) of Certain FHA-Insured Mortgage Loans Originated

On September 30, 2016, the Company, through its wholly owned subsidiary, SecurityNational Mortgage Company ("SecurityNational Mortgage") announced the execution of a settlement agreement with the U.S. Department of Justice ("DOJ") and the United States Attorney's Office in connection with the origination and underwriting by SecurityNational Mortgage of certain Federal Housing Administration (FHA) insured loans. Pursuant to the agreement, SecurityNational Mortgage is required to make a payment in the amount of $4,250,000 to the DOJ within ten days from the effective date of the settlement agreement. Payment was made to the DOJ on October 4, 2016.

SecurityNational Mortgage made no admission of liability or fault, but chose to resolve the matter through a settlement agreement rather than engage in protracted and costly litigation. SecurityNational Mortgage continues to be able to participate fully in all Federal Housing Administration (FHA) programs as this settlement agreement does not affect SecurityNational Mortgage's status with the U.S. Department of Housing and Urban Development (HUD). In addition, this settlement does not include any allegations or findings against any particular individuals, such as officers, directors, employees or agents of SecurityNational Mortgage.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

10) Reinsurance, Commitments and Contingencies (Continued)

Prior to executing the settlement agreement, SecurityNational Mortgage, like many other high volume FHA- approved lenders, was being reviewed by the U.S. Department of Justice and the Office of the Inspector General of HUD for loan origination activities that occurred as long as nine years ago. Without any admission of liability and in order to avoid the extended distractions and expenses associated with protracted litigation, SecurityNational Mortgage made a business decision to resolve this matter. This settlement in no way affects SecurityNational Mortgage's ability to originate FHA-insured mortgage loans in the future.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of September 30, 2016, the Company's commitments were $60,623,000 for these loans of which $42,011,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.50% as of September 30, 2016). Maturities range between six and twelve months.

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At September 30, 2016, $795,183 of reserves was established related to such insurance programs versus $834,855 at December 31, 2015.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

11) Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of September 30 2016	As of December 31 2015
Amortized cost:
Balance before valuation allowance at beginning of year	$12,679,755	$7,834,747
MSRs proceeds from loan sales	6,432,715	6,217,551
Amortization	(1,680,145)	(1,372,543)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$17,432,325	$12,679,755

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$17,432,325	$12,679,755

Estimated fair value of MSRs at end of period	$18,642,682	$13,897,160

The Company reports these MSRs pursuant to the accounting policy discussed in Note 7.

12) Acquisitions

Acquisition of First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary, Security National Life completed the stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company ("First Guaranty"), to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the stock purchase agreement, dated February 17, 2016, between Security National Life and Reppond Holding, which was later amended on March 4 and 17, 2016, Security National Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders. Reppond Holding holds all of the outstanding shares of common stock of First Guaranty.

The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. As the acquisition was completed at quarter end, the fair values of substantially all of the net assets are considered preliminary.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (Unaudited)

12) Acquisitions (Continued)

The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Fixed maturity securities, held to maturity	$43,878,084
Equity securities, available for sale	646,335
Mortgage loans on real estate	4,528,582
Real estate held for investment	528,947
Policy loans	145,953
Short-term investments	5,358,403
Accrued investment income	585,985
Cash and cash equivalents	2,424,480
Receivables	73,347
Property and equipment	21,083
Deferred tax asset	1,190,862
Receivable from reinsurers	34,948
Other	57,768
Total assets acquired	59,474,777
Future life, annuity, and other benefits	(52,648,838)
Accounts payable	(6,953)
Other liabilities and accrued expenses	(65,986)
Total liabilities assumed	(52,721,777)
Fair value of net assets acquired/consideration paid	$6,753,000

The estimated fair value of the fixed maturity securities and the equity securities is based on unadjusted quoted prices for identical assets in an active market.  These types of financial assets are considered Level 1 under the fair value hierarchy. The estimated fair value of future life, annuity, and other benefits is based on assumptions of the future value of the business acquired. Based on the unobservable nature of certain of these assumptions, the valuation for these financial liabilities is considered to be Level 3 under the fair value hierarchy. The Company determined that the estimated fair value of the remaining assets and liabilities acquired approximated their book values.

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of First Guaranty had occurred at the beginning of the nine month periods ended September 30, 2016 and 2015. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended September 30 (unaudited)		For the Nine Months Ended September 30 (unaudited)
	2016	2015	2016	2015
Total revenues	$85,239,768	$76,729,711	$235,130,553	$218,985,731
Net earnings	$5,291,697	$5,235,350	$12,177,542	$10,212,460
Net earnings per Class A equivalent common share	$0.37	$0.38	$0.87	$0.75
Net earnings per Class A equivalent common share
assuming dilution	$0.36	$0.36	$0.84	$0.71

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on relatively low interest rates and an improved housing market by originating mortgage loans.

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

The following table shows the condensed financial results of the insurance operations for the three and nine months ended September 30, 2016 and 2015.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$17,157	$14,564	18%	$47,508	$42,332	12%
Net investment income	7,267	6,127	19%	21,122	18,617	13%
Income from loan originations	561	700	(20%)	1,646	1,813	(9%)
Other	(13)	1,757	(101%)	341	2,849	(88%)
Total	$24,972	$23,148	8%	$70,617	$65,611	8%
Intersegment revenue	$3,319	$3,206	4%	$9,781	$8,884	10%
Earnings before income taxes	$2,101	$3,656	(43%)	$5,670	$7,175	(21%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company ("SecurityNational Mortgage"). Profitability in the three and nine months ended September 30, 2016 has decreased due to a decrease in realized gains on investments and other assets, which was partially offset by an increase in net investment income and an increase in insurance premiums.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and nine months ended September 30, 2016 and 2015. See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,029	$1,169	(12%)	$3,681	$3,523	4%
Cemetery revenues	1,903	1,769	8%	6,271	5,550	13%
Other	(32)	185	(117%)	93	363	(75%)
Total	$2,901	$3,123	(7%)	$10,045	$9,436	6%
Earnings before income taxes	$55	$250	(78%)	$1,284	$811	58%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes and maintenance expenses. Memorial Estates has recorded depreciation on these properties of $176,000 and $183,000 for the three months ended September 30, 2016 and 2015, respectively, and $543,000 and 634,000 for the nine months ended September 30, 2016 and 2015, respectively.

Mortgage Operations

Overview

The Company's wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage Company (formerly known as Green Street Mortgage Services, Inc.), are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage and EverLEND Mortgage obtain mortgage loans originated in retail offices and through independent brokers. Mortgage loans originated by the Company's mortgage subsidiaries are funded through loan purchase agreements from Security National Life and unaffiliated financial institutions.

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

For the nine months ended September 30, 2016 and 2015, SecurityNational Mortgage originated and sold 11,720 loans ($2,252,108,000 total volume) and 11,689 loans ($2,192,849,000 total volume), respectively. For the nine months ended September 30, 2016 and 2015, EverLEND Mortgage originated and sold 1 loan ($256,000 total volume) and 79 loans ($17,949,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2016 and 2015.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$45,794	$38,784	18%	$124,797	$115,374	8%
Secondary gains from investors	11,572	10,440	11%	27,534	25,164	9%
Total	$57,366	$49,224	17%	$152,331	$140,538	8%
Earnings before income taxes	$5,656	$3,888	45%	$11,690	$9,038	29%

The increase in earnings for the three and nine months ended September 30, 2016 was due to higher service release premiums received on mortgage loans sold to investors and an increase in loan origination fee income.

Mortgage Loan Loss Settlements
Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The amounts expensed for loan losses for the three months ended September 30, 2016 and 2015 were $1,438,000 and $1,755,000, respectively, and for the nine months ended September 30, 2016 and 2015 were $2,853,000 and $4,674,000, respectively. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of September 30, 2016 and December 31, 2015, the balances were $5,326,000 and $2,806,000, respectively.
Settlement of Investigation by U.S. Department of Justice and the Office of the Inspector General for the U.S. Department of Housing and Urban Development (HUD) of Certain FHA-Insured Mortgage Loans Originated

On September 30, 2016, the Company, through its wholly owned subsidiary, SecurityNational Mortgage, announced the execution of a settlement agreement with the U.S. Department of Justice ("DOJ") and the United States Attorney's Office in connection with the origination and underwriting by SecurityNational Mortgage of certain Federal Housing Administration (FHA) insured loans. Pursuant to the agreement, SecurityNational Mortgage is required to make a payment in the amount of $4,250,000 to the DOJ within ten days from the effective date of the settlement agreement. Payment was made to the DOJ on October 4, 2016.

SecurityNational Mortgage made no admission of liability or fault, but chose to resolve the matter through a settlement agreement rather than engage in protracted and costly litigation. SecurityNational Mortgage continues to be able to participate fully in all Federal Housing Administration (FHA) programs as this settlement agreement does not affect SecurityNational Mortgage's status with the U.S. Department of Housing and Urban Development (HUD). In addition, this settlement does not include any allegations or findings against any particular individuals, such as officers, directors, employees or agents of SecurityNational Mortgage.

Prior to executing the settlement agreement, SecurityNational Mortgage, like many other high volume FHA- approved lenders, was being reviewed by the U.S. Department of Justice and the Office of the Inspector General of HUD for loan origination activities that occurred as long as nine years ago. Without any admission of liability and in order to avoid the extended distractions and expenses associated with protracted litigation, SecurityNational Mortgage made a business decision to resolve this matter. This settlement in no way affects SecurityNational Mortgage's ability to originate FHA-insured mortgage loans in the future.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

Consolidation

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total revenues increased by $9,745,000, or 12.9%, to $85,240,000 for the three months ended September 30, 2016, from $75,495,000 for the comparable period in 2015. Contributing to this increase in total revenues was a $6,921,000 increase in mortgage fee income, a $2,594,000 increase in insurance premiums and other considerations, a $1,300,000 increase in net investment income, a $331,000 increase in other revenues, and a $26,000 decrease in other than temporary impairments on investments. This increase in total revenues was partially offset by a $1,392,000 decrease in realized gains on investments and other assets, and a $35,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $2,594,000, or 17.8%, to $17,157,000 for the three months ended September 30, 2016, from $14,564,000 for the comparable period in 2015. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $1,300,000, or 15.4%, to $9,732,000 for the three months ended September 30, 2016, from $8,432,000 for the comparable period in 2015. This increase was primarily attributable to a $503,000 increase in mortgage loan interest, a $416,000 increase in rental income from real estate owned, a $412,000 increase in insurance assignment income, a $396,000 increase in fixed maturity securities income, and a $17,000 increase in equity securities income. This increase was partially offset by a $430,000 increase in investment expenses and a $14,000 decrease in policy loan income.

Net mortuary and cemetery sales decreased by $35,000, or 1.3%, to $2,776,000 for the three months ended September 30, 2016, from $2,811,000 for the comparable period in 2015. This decrease was primarily due to a decrease in pre-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $1,392,000, or 102.9%, to $39,000 in realized losses for the three months ended September 30, 2016, from $1,353,000 in realized gains for the comparable period in 2015. This decrease in realized gains on investments and other assets was primarily attributable to a $1,540,000 decrease in realized gains on other assets due to the sale of an office building in 2015 which resulted in a realized gain of $1,436,000. This decrease was partially offset by a $68,000 increase in realized gains on fixed maturity securities.

Mortgage fee income increased $6,921,000, or 14.7%, to $53,844,000, for the three months ended September 30, 2016, from $46,923,000 for the comparable period in 2015.  This increase was primarily due to increased mortgage loan originations.

Other revenues increased by $331,000, or 22.6%, to $1,799,000 for the three months ended September 30, 2016, from $1,468,000 for the comparable period in 2015. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $77,428,000, or 90.8% of total revenues, for the three months ended September 30, 2016, as compared to $67,700,000, or 89.7% of total revenues, for the comparable period in 2015.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,382,000 or 10.7%, to $14,302,000 for the three months ended September 30, 2016, from $12,920,000 for the comparable period in 2015. This increase was primarily the result of a $1,801,000 increase in future policy benefits. This increase was partially offset by a $334,000 decrease in death benefits, and an $85,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $963,000, or 72.0%, to $2,301,000 for the three months ended September 30, 2016, from $1,338,000 for the comparable period in 2015. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses increased by $7,079,000, or 13.7%, to $58,862,000 for the three months ended September 30, 2016, from $51,783,000 for the comparable period in 2015. This increase was primarily the result of a $3,293,000 increase in commissions resulting from an increase in sales, a $1,986,000 increase in personnel expenses resulting from increased salaries for existing employees and the hiring of new employees, a $1,551,000 increase in other expenses, a $503,000 increase in advertising, a $61,000 increase in rent and rent related expenses, and a $27,000 increase in costs related to funding mortgage loans. This increase was partially offset by a $317,000 decrease in provision for loan loss reserve, and a $25,000 decrease in depreciation on property and equipment.

Interest expense increased by $284,000, or 23.9%, to $1,476,000 for the three months ended September 30, 2016, from $1,192,000 for the comparable period in 2015. This increase was primarily due to an increase in interest expense on mortgage warehouse lines and an increase in interest expense due to the completion of the Dry Creek at East Village Apartments development in December 2015, resulting from interest from the bank loan that had been capitalized during the construction phase of each building and now being expensed.

Comprehensive income for the three months ended September 30, 2016 and 2015 amounted to gains of $4,913,000 and $3,410,000, respectively. This $1,503,000 increase in comprehensive income was primarily the result of a $758,000 increase in unrealized gains in securities available for sale, a $402,000 increase in net income, and a $343,000 increase in unrealized gains from derivatives related to mortgage loans.

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015

Total revenues increased by $17,409,000, or 8.1%, to $232,994,000 for the nine months ended September 30, 2016, from $215,585,000 for the comparable period in 2015. Contributing to this increase in total revenues was a $9,617,000 increase in mortgage fee income, a $5,176,000 increase in insurance premiums and other considerations, a $3,015,000 increase in net investment income, an $841,000 increase in net mortuary and cemetery sales, an $820,000 increase in other revenues, and a $34,000 decrease in other than temporary impairments on investments. This increase in total revenues was partially offset by a $2,094,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $5,176,000, or 12.2%, to $47,508,000 for the nine months ended September 30, 2016, from $42,332,000 for the comparable period in 2015. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $3,015,000, or 12.1%, to $27,861,000 for the nine months ended September 30, 2016, from $24,846,000 for the comparable period in 2015. This increase was primarily attributable to a $1,488,000 increase in rental income from real estate owned, a $1,179,000 increase in insurance assignment income, a $1,168,000 increase in mortgage loan interest, a $333,000 increase in fixed maturity securities income, a $112,000 increase in short-term investment income, a $33,000 increase in equity securities income, and a $14,000 increase in other investment income. This increase was partially offset by a $1,274,000 increase in investment expenses and a $38,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $841,000, or 9.7%, to $9,542,000 for the nine months ended September 30, 2016, from $8,701,000 for the comparable period in 2015. This increase was primarily due to an increase in at-need sales and pre-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $2,094,000, or 92.1%, to $179,000 in realized gains for the nine months ended September 30, 2016, from $2,273,000 in realized gains for the comparable period in 2015. This decrease in realized gains on investments and other assets was primarily attributable to a $2,032,000 decrease in realized gains on other assets due to the sale of an office building in 2015, which resulted in a realized gain of $1,436,000, a $40,000 decrease in realized gains on fixed maturity securities, and a $22,000 decrease in realized gains on securities available for sale.

Mortgage fee income increased $9,617,000 or 7.2%, to $143,092,000 for the nine months ended September 30, 2016, from $133,475,000 for the comparable period in 2015.  This increase was primarily due to increased mortgage loan originations.

Other revenues increased by $820,000, or 19.9%, to $4,944,000 for the nine months ended September 30, 2016, from $4,124,000 for the comparable period in 2015. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $214,350,000, or 92.0% of total revenues, for the nine months ended September 30, 2016, as compared to $198,560,000, or 92.1% of total revenues, for the comparable period in 2015.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,655,000, or 4.3%, to $40,013,000 for the nine months ended September 30, 2016, from $38,358,000 for the comparable period in 2015. This increase was primarily the result of a $3,052,000 increase in future policy benefits. This increase was partially offset by a $1,218,000 decrease in death benefits and a $179,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $2,538,000, or 68.9%, to $6,221,000 for the nine months ended September 30, 2016, from $3,683,000 for the comparable period in 2015. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses increased by $11,391,000, or 7.5%, to $162,944,000 for the nine months ended September 30, 2016, from $151,553,000 for the comparable period in 2015. This increase was primarily the result of a $7,202,000 increase in personnel expenses resulting from increased salaries for existing employees and the hiring of new employees, a $3,367,000 increase in commissions resulting from an increase in sales, a $1,976,000 increase in other expenses, a $626,000 increase in advertising, and a $179,000 increase in rent and rent related expenses. This increase was partially offset by a $1,820,000 decrease in provision for loan loss reserve, a $77,000 decrease in depreciation on property and equipment, and a $62,000 decrease in costs related to funding mortgage loans.

Interest expense increased by $224,000, or 6.3%, to $3,775,000 for the nine months ended September 30, 2016, from $3,551,000 for the comparable period in 2015. This increase was primarily due to an increase in interest expense due to the completion of the Dry Creek at East Village Apartments development in December 2015, resulting from interest from the bank loan that had been capitalized during the construction phase of each building and now being expensed.

Comprehensive income for the nine months ended September 30, 2016 and 2015 amounted to gains of $12,934,000 and $11,019,000, respectively. This $1,915,000 increase in comprehensive income was primarily the result of a $1,837,000 increase in net income, and a $1,461,000 increase in unrealized gains in securities available for sale. This increase was partially offset by a $1,383,000 decrease in derivatives related to mortgage loans.

Liquidity and Capital Resources

The Company's life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held to maturity investments or sale of other investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the nine months ended September 30, 2016, the Company's operations provided cash of $41,533,000. This was due primarily to an increase in cash collected on mortgage loans sold to investors. During the nine months ended September 30, 2015, the Company's operations used cash of $3,677,000. This was due primarily to an increase in cash paid on mortgage loans sold to investors.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $185,056,000 and $144,946,000 as of September 30, 2016 and December 31, 2015, respectively. This represents 35.0% and 32.9% of the total investments as of September 30, 2016 and December 31, 2015, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 2016, 9.3% (or $17,255,000) and at December 31, 2015, 8.3% (or $11,990,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2016 and December 31, 2015, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank debt and notes payable was $169,283,000 as of September 30, 2016, as compared to $152,154,000 as of December 31, 2015. Stockholders' equity as a percent of total capitalization was 74.2% and 73.1% as of September 30, 2016 and December 31, 2015, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2015 was 7.4% as compared to a rate of 7.0% for 2014. The 2016 lapse rate to date has been approximately the same as 2015.

At September 30, 2016, $44,281,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Part II - Other Information

Item 1.  Legal Proceedings.

Lehman Brothers and Aurora Loan Services Litigation - Utah

On April 15, 2005, SecurityNational Mortgage entered into a Loan Purchase Agreement with Lehman Bank, which agreement incorporated a Seller's Guide. Pursuant to the Loan Purchase Agreement, Lehman Bank purchased mortgage loans from time to time from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased several years ago from SecurityNational Mortgage contained alleged misrepresentations and early payment defaults. As a result, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such Loans under the Loan Purchase Agreement. SecurityNational Mortgage disagreed with these claims.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of actual losses, as defined, that Lehman Bank and Aurora Loan Services may incur on account of the alleged breaches pertaining to certain identified loans. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future actual losses incurred on mortgage loans with breaches not covered by the 75% provision. A reserve account was set up for covering said losses.

In addition to initial payments into the reserve account, SecurityNational Mortgage was to pay to Aurora Loan Services each calendar month the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month. Since the time the reserve account was established, approximately $4,300,000 was taken from the reserve account to indemnify Lehman Bank and Aurora Loan Services for alleged losses. On March 28, 2011, Lehman Bank and Aurora Loan Services assigned certain rights and remedies under the Indemnification Agreement to Lehman Brothers Holdings Inc. ("Lehman Holdings").

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB (formerly known as Lehman Bank) and Aurora Loan Services in the United States District Court, Utah, which was assigned to Judge Nuffer. The allegations in the complaint include breach of the Indemnification Agreement. SecurityNational Mortgage claimed it was entitled to a judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement, for payments which should not have been taken from the reserve account.

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

Additionally, the court stated that the offset that Lehman Bank and Aurora Loan Services pled as an affirmative defense had not yet been adjudicated by the court. SecurityNational Mortgage asserted that Lehman Bank and Aurora Loan Services had no rights to a replenishment of the Indemnification Agreement reserve account, or for any offset. On March 30, 2015, SecurityNational Mortgage filed a response in opposition to the partial summary judgment motion of Lehman Bank and Aurora Loan Services concerning the reserve account replenishment and offset; SecurityNational Mortgage also filed its own partial summary judgment motion against Lehman Bank and Aurora Loan Services on the same issues.

On October 24, 2016, Judge Nuffer issued a memorandum decision and order denying Lehman Bank's and Aurora Loan Service's motion for partial summary judgment on the affirmative defense of offset and replenishment against the prior order in favor of SecurityNational Mortgage that Judge Nuffer issued on December 24, 2014, and granting SecurityNational Mortgage's motion for partial summary judgment in opposition to Lehman Bank's and Aurora Loan Service's motion for offset and replenishment.

In the related legal action that Lehman Holdings brought against SecurityNational Mortgage, on April 21, 2015, Judge Stewart issued a memorandum decision and order denying SecurityNational Mortgage's motion for summary judgment against Lehman Holdings in the Lehman Holdings case. On January 16, 2015, SecurityNational Mortgage filed a separate motion for summary judgment against Lehman Holdings based on the statute of limitations. Because certain cases that arose in Colorado were pending before the United States Court of Appeals for the Tenth Circuit concerning statute of limitations issues involving Lehman Holdings, Judge Stewart inquired at a hearing as to whether his ruling on SecurityNational Mortgage's motion should be held in abeyance until a ruling is rendered by the Tenth Circuit. The parties agreed to an abeyance and Judge Stewart issued an order on May 11, 2015 postponing his ruling.

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

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

Completion of Acquisition of First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary, Security National Life, completed the stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company ("First Guaranty"), to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the Stock Purchase Agreement, dated February 17, 2016, between Security National Life and Reppond Holding, which was later amended on March 4, 2016 and March 17, 2016, Security National Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders. Reppond Holding holds all of the outstanding shares of common stock of First Guaranty.

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

At December 31, 2015, First Guaranty had 37,069 policies in force and 320 agents. Also, as of December 31, 2015, First Guaranty had statutory revenues of $8,102,000 and a statutory net loss of $724,000. Additionally, as of December 31, 2015, the statutory assets and the capital and surplus of First Guaranty were $55,550,000 and $3,849,000, respectively. As of December 31, 2014, First Guaranty had revenues of $8,080,000 and a net loss of $172,000. Moreover, as of December 31, 2014, the statutory assets and the capital and surplus of First Guaranty were $54,696,000 and $4,581,000, respectively.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (3)

3.2	Amended Bylaws (5)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Amended Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)

10.2	2003 Stock Option Plan (4)

10.3	2006 Director Stock Option Plan (7)

10.4	2013 Amended Stock Option and Other Equity Incentive Awards Plan (10)

10.5	2014 Director Stock Option Plan (10)

10.6	Deferred Compensation Plan (2)

10.7	Employment agreement with Scott M. Quist (12)

10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (7)

10.9	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (8)

10.10	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (9)

10.11	Stock Purchase Agreement among Security National Financial Corporation, Christi Babb and Jack Madden, Jr. to purchase First Guaranty Insurance Company (13)

21	Subsidiaries of the Registrant

23.1	Consent of Eide Bailly LLP (11)

23.2	Consent of Mackey Price & Mecham (11)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987

(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002

(3)	Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003

(4)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 5, 2003, relating to the Company's Annual Meeting of Stockholders

(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003

(6)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 1, 2007, relating to the Company's Annual Meeting of Stockholders

(7)	Incorporated by reference from Report on Form 10-K, as filed on September 30, 2009

(8)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2013

(9)	Incorporated by reference from Report on Form 8-K, as filed on September 13, 2014

(10)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 2, 2014, related to Company's Annual Meeting of Stockholders

(11)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015

(12)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015

(13)	Incorporated by reference from Report on Form 8-K, as filed on July 19, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 14, 2016	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)