Form 10-K
period 2016-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2017-03-31
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016, or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant was $22,000,000 based on the $4.66 closing sale price of the Class A common stock as reported on The Nasdaq National Market.

As of March 27, 2017, there were outstanding 13,820,079 shares of Class A common stock, $2.00 par value per share, and 1,901,624 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2016

PART I

Item 1.  Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eight mortuaries and five cemeteries in the state of Utah and one cemetery in the state of California. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes and other real estate projects. The mortgage segment operates through 170 retail and three wholesale offices in 28 states, and is an approved mortgage lender in several other states.

The Company's design and structure are that each business segment is related to the other business segments and contributes to the profitability of the other segments. The Company's cemetery and mortuary segment provides a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company's insurance segment invests their assets (including, in part, pre-paid funeral products and services) in investments authorized by the respective insurance departments of their states of domicile. The Company also pursues growth through acquisitions. The Company's mortgage segment provides mortgage loans and other real estate investment opportunities.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company ("Security National Life") became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has acquired or purchased significant blocks of business which include Capital Investors Life Insurance Company (1994), Civil Service Employees Life Insurance Company (1995), Southern Security Life Insurance Company (1998), Menlo Life Insurance Company (1999), Acadian Life Insurance Company (2002), Paramount Security Life Insurance Company (2004), Memorial Insurance Company of America (2005), Capital Reserve Life Insurance Company (2007), Southern Security Life Insurance Company, Inc. (2008), North America Life Insurance Company (2011, 2015), Trans-Western Life Insurance Company (2012), Mothe Life Insurance Company (2012), DLE Life Insurance Company (2012), American Republic Insurance Company (2015) and First Guaranty Insurance Company (2016).

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. The cemetery and mortuary companies that the Company has acquired are Holladay Memorial Park, Inc. (1991), Cottonwood Mortuary, Inc. (1991) and Deseret Memorial, Inc. (1991).

In 1993, the Company formed SecurityNational Mortgage Company ("SecurityNational Mortgage") to originate and refinance residential mortgage loans. In 2012, the Company formed Green Street Mortgage Services, Inc. (now known as EverLEND Mortgage Company) ("EverLEND Mortgage") also to originate and refinance residential mortgage loans.

See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding business segments of the Company.

Life Insurance

Products

The Company, through Security National Life, issues and distributes selected lines of life insurance and annuities. The Company's life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company's other insurance subsidiaries, First Guaranty Insurance Company ("First Guaranty"), Memorial Insurance Company of America ("Memorial Insurance"), Southern Security Life Insurance Company, Inc. ("Southern Security") and Trans-Western Life Insurance Company ("Trans-Western"), service and maintain policies that were purchased prior to their acquisition by Security National Life.

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $25,000. The Company believes that funeral plans represent a marketing niche that has lower competition because most insurance companies do not offer similar coverage. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand-dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

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

The Company sells its life insurance products through direct agents, brokers and independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 50% to 120% of first year premiums. In those cases, where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2016:

	2016		2015	2014	2013	2012
Life Insurance
Policy/Cert Count as of December 31	531,775	(2)	509,058	497,933	498,228	502,978	(1)
Insurance in force as of December 31 (omitted 000)	$1,672,081	(2)	$2,862,803	$2,763,496	$2,828,470	$2,913,419	(1)
Premiums Collected (omitted 000)	$65,220	(2)	$55,780	$52,418	$50,009	$48,168

_______________
(1)	Includes coinsurance with Mothe Life Insurance Company and DLE Life Insurance Company.
(2)	Includes the acquisition of First Guaranty Insurance Company and the termination of the reinsurance assumed for Servicemembers' Group Life Insurance ("SGLI").

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

The following table summarizes the annuity business for the five years ended December 31, 2016:

	2016		2015	2014	2013	2012
Annuities Policy/Cert Count as of December 31	21,364	(1)	12,022	12,701	12,703	12,320
Deposits Collected (omitted 000)	$11,019	(1)	$8,069	$8,010	$7,281	$6,777

____________

(1)	Includes the acquisition of First Guaranty Insurance Company.

Accident and Health

Products

With the acquisition of Capital Investors in 1994, the Company acquired a small block of accident and health policies. Since 1999, the Company has offered a low-cost comprehensive diver's accident policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident.

Markets and Distribution

The Company currently markets its diver's accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2016:

	2016	2015	2014	2013	2012
Accident and Health Policy/Cert Count as of December 31	4,761	5,185	5,838	6,451	7,291
Premiums Collected (omitted 000)	$113	$119	$133	$144	$158

Reinsurance

The primary purpose of reinsurance is to enable an insurance company to issue an insurance policy in an amount larger than the risk the insurance company is willing to assume for itself. The insurance company remains obligated for the amounts reinsured (ceded) in the event the reinsurers do not meet their obligations.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are generally renewed annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

It is the Company's policy to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2016, was $65,040,000, which represents approximately 3.9% of the Company's life insurance in force on that date.

See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes to Consolidated Financial Statements" for additional disclosure and discussion regarding reinsurance.

Investments

The investments that support the Company's life insurance and annuity obligations are determined by the investment committees of the Company's subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the Company's investments must meet statutory requirements governing the nature and quality of permitted investments by its insurance subsidiaries. The Company maintains a diversified investment portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non‑investment grade bonds, mortgage loans, real estate, short-term investments and other securities and investments.

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

The Company actively seeks to sell its cemetery and funeral products to customers on a pre‑need basis. The Company employs cemetery sales representatives on a commission basis to sell these products. Many of these pre-need cemetery and mortuary sales representatives are also licensed insurance salesmen and sell funeral plan insurance. In some instances, the Company's cemetery and mortuary facilities are the named beneficiaries of the funeral plan policies.

Potential customers are located via telephone sales prospecting, responses to letters mailed by the pre-planning consultants, newspaper inserts, referrals, and door-to-door canvassing. The Company trains its sales representatives and helps generate leads for them.

Mortgage Loans

Products

The Company, through its wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage, are active in the residential real estate market. SecurityNational Mortgage is approved by the U.S. Department of Housing and Urban Development (HUD), the Federal National Mortgage Association (Fannie Mae), and other secondary market investors, to originate a variety of residential mortgage loan products, which are subsequently sold to investors. EverLEND Mortgage is approved by the U.S. Department of Housing and Urban Development (HUD), and other secondary market investors, to originate a variety of residential mortgage loan products, which are subsequently sold to investors. The Company uses internal and external funding sources to fund mortgage loans.

Security National Life originates and funds commercial real estate loans, residential construction loans and land development loans for internal investment.

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

Recent Acquisitions and Other Business Activities

Acquisition of First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company ("First Guaranty"), to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the stock purchase agreement, dated February 17, 2016, between Security Life and Reppond Holding, which was later amended on March 4 and 17, 2016, Security Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders.

Reinsurance Agreement with North America Life Insurance Company

On May 8, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a paid-up business offer under a coinsurance agreement that was effective December 1, 2010 to reinsure certain life insurance policies from North America Life Insurance Company ("North America Life"). Pursuant to the paid-up business offer, North America Life ceded and transferred to Security National Life all contractual obligations and risks under the coinsured policies. Security National Life paid a ceding commission to North America Life in the amount of $281,908. As a result of the ceding commission, North America Life transferred $8,900,282 of cash and $9,182,190 in statutory reserves, or liabilities, to Security National Life.

Reinsurance Agreement with American Republic Insurance Company

On February 11, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a coinsurance agreement to reinsure certain life insurance policies from American Republic Insurance Company ("American Republic").  The policies were previously reinsured by North America Life under a coinsurance agreement between World Insurance Company ("World Insurance") and North America Life that was entered into on July 22, 2009, which was subsequently commuted.  World Insurance was subsequently purchased by and merged into American Republic.  The current coinsurance agreement is now between Security National Life and American Republic and became effective on January 1, 2015.  As part of the coinsurance agreement, American Republic transferred all contractual obligations and risks to Security National Life and Security National Life took control of $15,004,771 of assets in a trust account held by Texas Capital Bank as the trustee. The assets have subsequently been moved to a trust account held by Zions Bank as the trustee.

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

Dry Creek at East Village Apartments

The construction of Dry Creek at East Village Apartments ("Dry Creek") was completed in December 2015.  The total project consists of 282 units and contains a mixture of one, two and three bedroom units.  It is located within close proximity to a transit hub and as of December 31, 2016, was 94% occupied.  Rental rates increased in the market by 9.8% over pro forma rents, and effective (achieved) rates net of concessions also increased.  Leasing remains strong and vacancy rates in the market remain below the long-term average.

As Dry Creek has matured in its leasing and operations, the management group has pushed to retain tenants and increase the resident experience. This optimism has seen great acceptance as Dry Creek continues to maintain longer term residents and management offers a Class A living experience in the suburban market of Salt Lake City. The Company continues to view Dry Creek as a long-term investment with strong upside potential in a growing market.

53rd Center Development

In 2015 the Company broke ground and commenced development on the first phase of its new corporate campus.  The anticipated project, comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City, is envisioned to be a multi-year, phased development. At full development, the project will include nearly one million square-feet in six buildings, ranging from four to ten stories, and will be serviced by three parking structures with about 4,000 stalls.

The first phase of the project includes a building and a parking garage consisting of nearly 200,000 square feet of office and retail space with 748 parking stalls. This phase of the campus is expected to be completed in the third quarter of 2017.

Regulation

The Company's insurance subsidiaries are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

The Company's life insurance subsidiaries are currently subject to regulation in Utah, Arkansas, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed "extraordinary" under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Texas Department of Banking also audits pre-need insurance policies that are issued in the state of Texas.  Pre-need policies are life and annuity products sold as the funding mechanism for funeral plans through funeral homes by Security National agents.  The Company is required to send the Texas Department of Banking an annual report that summarizes the number of policies in force and the face amount or death benefit for each policy.  This annual report also indicates the number of new policies issued for that year, all death claims paid that year, and all premiums received.

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

Income Taxes

The Company's insurance subsidiaries, Security National Life and First Guaranty, are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). Also, under the Tax Reform Act of 1986, distributions in excess of stockholders' surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life and First Guaranty calculate their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five or ten-year period.

The Company's non‑life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. The following subsidiaries are regulated as life insurance companies but do not meet the Internal Revenue Code definition of a life insurance company so are taxed as insurance companies other than life insurance companies: Memorial Insurance, Southern Security and Trans-Western.

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

Employees

As of December 31, 2016, the Company had 1,393 full-time and 264 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration

5300 S. 360 W.	Salt Lake City	UT	Corporate Headquarters	Owned	36,000				N/A
5201 S. Green Street	Salt Lake City	UT	Mortgage Operations	Owned	36,899				N/A
1044 River Oaks Dr.	Flowood	MS	Insurance Operations	Owned	21,521				N/A
5239 Greenpine Dr.	Murray	UT	Funeral Service Operations	Owned	1,642				N/A
351 N. 3rd St.	Ashdown	AR	Insurance Operations	Leased	4,200	$1,757	/	mo	7/12/2017
497-A Sutton Bridge Rd.	Rainbow City	AL	Fast Funding Operations	Leased	5,500	$33,600	/	yr	6/30/2018
9700 Stirling Rd., Suite 110	Cooper City	FL	Fast Funding Operations	Leased	1,018	$63,600	/	yr	month to month
3515 Pelham Rd., Suite 200	Greenville	SC	Fast Funding Operations	Leased	4,000	$4,643	/	mo	5/31/2018
2567 Mall Rd.	Florence	AL	Mortgage Sales	Sub-Leased	1,600	$750	/	mo	month to month
16427 North Scottsdale Road	Scottsdale	AZ	Mortgage Sales	Leased	3,966	$10,246	/	mo	2/29/2020
17015 N. Scottsdale Rd., Suite 125	Scottsdale	AZ	Mortgage Sales	Leased	6,070	$13,025	/	mo	3/31/2017
17015 N. Scottsdale Rd., Suite 210	Scottsdale	AZ	Mortgage Sales	Leased	2,906	$6,054	/	mo	3/31/2017
17015 N. Scottsdale Rd., Suite 340	Scottsdale	AZ	Mortgage Sales	Leased	1,900	$3,958	/	mo	1/31/2019
8600 East Anderson Drive, Suite 240	Scottsdale	AZ	Mortgage Sales	Leased	3,756	$8,138	/	mo	10/31/2019
1819 S. Dobson	Mesa	AZ	Mortgage Sales	Leased	2,397	$1,381	/	mo	4/30/2017
5701 Talavi Blvd. Suite 155	Glendale	AZ	Mortgage Sales	Leased	2,214	$4,428	/	mo	month to month
6751 N. Sunset Blvd.	Glendale	AZ	Mortgage Sales	Leased	3,431	$6,576	/	mo	6/30/2018
2450 S. Gilbert Rd.	Chandler	AZ	Mortgage Sales	Leased	6,306	$10,247	/	mo	2/28/2019
3100 W. Ray Rd.	Chandler	AZ	Mortgage Sales	Leased	1,000	$949	/	mo	month to month
3435 South Demaree	Visalia	CA	Mortgage Sales	Leased	1,740	$2,175	/	mo	4/30/2019
2333 San Ramon Vallue Blvd.	San Ramon	CA	Mortgage Sales	Leased	1,563	$3,908	/	mo	5/30/2019
923 East Valley Blvd.	San Gabriel	CA	Mortgage Sales	Leased	820	$1,400	/	mo	8/31/2017
3005 Douglas Blvd., Suite 100	Roseville	CA	Mortgage Sales	Leased	3,722	$7,406	/	mo	4/14/2018
140 Gregory Lane	Pleasant Hill	CA	Mortgage Sales	Leased	3,125	$3,244	/	mo	1/31/2019
140 Lake Ave., Suite 305	Pasadena	CA	Mortgage Sales	Leased	1,105	$3,244	/	mo	3/31/2017
765 The City Dr., Suite 360	Orange	CA	Mortgage Sales	Leased	3,886	$8,451	/	mo	8/31/2017
18625 Suter Blvd., Suite 300	Morgan Hill	CA	Mortgage Sales	Leased	2,255	$2,660	/	mo	6/30/2018
750 University Ave.	Los Gatos	CA	Mortgage Sales	Leased	2,137	$9,018	/	mo	4/30/2018
3643 East 4th Street, Suite A	Long Beach	CA	Mortgage Sales	Leased	1,250	$2,060	/	mo	10/31/2017
3908 Hathaway Ave.	Long Beach	CA	Mortgage Sales	Leased	200	$100	/	mo	month to month
13191 Crossroads Parkway	City of Ind.	CA	Mortgage Sales	Leased	2,569	$5,954	/	mo	7/31/2020
5650 El Camino Real	Carlsbad	CA	Mortgage Sales	Leased	1,739	$2,956	/	mo	10/31/2017
7100 E. Bellview Ave., Suite 301	Greenwood Village	CO	Mortgage Sales	Leased	2,549	$2,929	/	mo	month to month
8480 E. Orchard Rd.	Greenwood Village	CO	Mortgage Sales	Leased	4,631	$9,647	/	mo	2/28/2018
1120 West 122nd Ave.	Denver	CO	Mortgage Sales	Leased	5,238	$5,250	/	mo	10/31/2021
14502 N. Dale Mabry Highway	Tampa	FL	Mortgage Sales	Leased	250	$550	/	mo	month to month
4023 Armenia Ave.	Tampa	FL	Mortgage Sales	Leased	1,563	$1,865	/	mo	4/30/2019
35190 US Highway N.	Palm	FL	Mortgage Sales	Leased	1,982	$2,945	/	mo	2/28/2018
17 N. Summerlin Ave.	Orlando	FL	Mortgage Sales	Leased	1,400	$3,328	/	mo	11/30/2018
5222 Andrus Ave.	Orlando	FL	Mortgage Sales	Leased	1,450	$1,716	/	mo	12/31/2017
7575 Dr. Phillips Blvd., Suite 270	Orlando	FL	Mortgage Sales	Leased	1,844	$5,292	/	mo	3/31/2018
3689 Tampa Rd.	Oldsmar	FL	Mortgage Sales	Leased	5,620	$6,720	/	mo	3/31/2018
4947 Tamiami Trail N.	Naples	FL	Mortgage Sales	Leased	1,168	$1,303	/	mo	11/30/2018
4732 US Highway 98 North	Lakeland	FL	Mortgage Sales	Leased	1,250	$1,070	/	mo	5/30/2017
1145 TownPark Ave., Suite 2215	Lake Mary	FL	Mortgage Sales	Leased	9,390	$14,775	/	mo	3/1/2020
1525 International Parkway	Lake Mary	FL	Mortgage Sales	Leased	2,862	$5,128	/	mo	10/31/2019
4575 Via Royal, Suite 100	Ft Myers	FL	Mortgage Sales	Sub-Leased	2,631	$500	/	mo	month to month
2500 N. Military Trail	Boca Raton	FL	Mortgage Sales	Leased	2,453	$4,500	/	mo	7/14/2017
3030 McEver Rd.	Gainsville	GA	Mortgage Sales	Leased	300	$839	/	mo	month to month
2250 Satellite Blvd.	Duluth	GA	Mortgage Sales	Leased	1,380	$1,553	/	mo	1/31/2017
4520 Kuhui St.	Kapaa	HI	Mortgage Sales	Leased	750	$1,025	/	mo	month to month
12 W. Main St.	Rexburg	ID	Mortgage Sales	Leased	800	$800	/	mo	9/30/2017
9042 W. Barnes Dr.	Boise	ID	Mortgage Sales	Leased	1,568	$2,090	/	mo	10/31/2018
7227 West Madison St.	Forest Park	IL	Mortgage Sales	Leased	1,800	$2,100	/	mo	6/30/2017
30700 Telegraph Rd.	Bingham Farms	MI	Mortgage Sales	Leased	1,099	$1,374	/	mo	3/31/2019
108 Sikes Place	Charlotte	NC	Mortgage Sales	Leased	275	$875	/	mo	2/28/2017
10765 Double R Blvd.	Reno	NV	Mortgage Sales	Leased	4,214	$8,639	/	mo	10/31/2021
1980 Festival Plaza Dr.	Las Vegas	NV	Mortgage Sales	Leased	12,866	$39,884	/	mo	5/31/2021
4000 S. Eastern Ave., Suite 310	Las Vegas	NV	Mortgage Sales	Leased	2,750	$54,450	/	yr	1/31/2020
6130 Elton Ave., Suite 223	Las Vegas	NV	Mortgage Sales	Leased	125	$400	/	mo	month to month
9330 W. Sahara Ave., Suite 270	Las Vegas	NV	Mortgage Sales	Leased	2,681	$4,101	/	mo	8/31/2018
2370 Corporate Circle, Suite 200	Henderson	NV	Mortgage Sales	Leased	10,261	$184,855	/	yr	4/30/2020
1160 State Route 28	Millford	OH	Mortgage Sales	Leased	300	$550	/	mo	month to month
999 Polaris Parkway	Columbus	OH	Mortgage Sales	Leased	1,751	$1,642	/	mo	7/31/2018
11305 Reed Hartman Highway	Blue Ash	OH	Mortgage Sales	Leased	711	$918	/	mo	5/31/2019
2468 W. New Orleans	Broken Arrow	OK	Mortgage Sales	Leased	1,683	$1,896	/	mo	12/31/2019
10610 SE Washington	Portland	OR	Mortgage Sales	Leased	506	$1,000	/	mo	month to month
3311 NE MLK Jr Blvd., Suite 203	Portland	OR	Mortgage Sales	Leased	1,400	$675	/	mo	month to month
10365 SE Sunnyside Rd.	Clackamus	OR	Mortgage Sales	Leased	1,288	$2,280	/	mo	11/30/2019
1063 E. Montague Ave.	Charleston	SC	Mortgage Sales	Leased	2,334	$3,404	/	mo	8/31/2020
6263 Poplar Ave.	Memphis	TN	Mortgage Sales	Leased	1,680	$2,380	/	mo	3/31/2019

Item 2.  Properties (Continued)

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
108 Stekola Ln.	Knoxville	TN	Mortgage Sales	Leased	1,100	$1,200	/	mo	7/31/2018
6640 Carothers Parkway	Franklin	TN	Mortgage Sales	Leased	3,229	$3,902	/	mo	3/31/2020
303 Germantown Bend Cove	Cordova	TN	Mortgage Sales	Leased	1,200	$1,500	/	mo	3/31/2017
8505 Technology Forest Place, Suite 304	Woodlands	TX	Mortgage Sales	Leased	1,250	$2,900	/	mo	5/31/2018
602 S Main Street, Suite 300	Weatherford	TX	Mortgage Sales	Sub-Leased	1,000	$1,200	/	mo	5/31/2017
52 Sugar Creek Center Blvd., Suite 150	Sugarland	TX	Mortgage Sales	Leased	1,788	$3,497	/	mo	3/31/2020
2526 N. Loop 1604 W., Suite 210	San Antonio	TX	Mortgage Sales	Leased	4,959	$10,125	/	mo	11/30/2019
1 Chisholm Trail Rd., Suite 210	Round Rock	TX	Mortgage Sales	Leased	3,402	$3,331	/	mo	12/31/2017
3027 Marina Bay Dr.	League City	TX	Mortgage Sales	Leased	2,450	$2,016	/	mo	3/31/2020
3027 Marina Bay Dr., Suite 110	League City	TX	Mortgage Sales	Leased	180	$740	/	mo	3/31/2020
120 West Village	Laredo	TX	Mortgage Sales	Leased	800	$1,136	/	mo	4/30/2018
7913 McPherson, Suite B	Laredo	TX	Mortgage Sales	Leased	1,200	$1,400	/	mo	month to month
1202 Lakeway Dr., Suite 12	Lakeway	TX	Mortgage Sales	Leased	1,192	$2,145	/	mo	3/31/2018
24668 Kingsland Blvd.	Katy	TX	Mortgage Sales	Leased	150	$400	/	mo	month to month
2877 Commercial Center Blvd.	Katy	TX	Mortgage Sales	Leased	250	$2,000	/	mo	month to month
1848 Norwood Plaza, Suite 205	Hurst	TX	Mortgage Sales	Sub-Leased	455	$361	/	mo	month to month
16350 Park Ten Place	Houston	TX	Mortgage Sales	Leased	3,397	$7,077	/	mo	11/30/2018
17347 Village Green Dr., Suite 102A	Houston	TX	Mortgage Sales	Sub-Leased	3,000	$8,970	/	mo	month to month
30417 5th St., Suite B	Fulshear	TX	Mortgage Sales	Sub-Leased	1,000	$550	/	mo	month to month
4936 Collinwood, Suite 110	Fort Worth	TX	Mortgage Sales	Leased	1,900	$34,200	/	yr	month to month
4100 Alpha Rd.	Farmers Branch	TX	Mortgage Sales	Leased	2,935	$4,035	/	mo	3/31/2020
1626 Lee Trevino	El Paso	TX	Mortgage Sales	Leased	8,400	$7,059		mo	11/30/2019
921 West New Hope Drive	Cedar Park	TX	Mortgage Sales	Subleased	880	$1,000	/	mo	7/31/2017
8700 Manchaca Rd., Suite 603	Austin	TX	Mortgage Sales	Sub-Leased	850	$1,600	/	mo	7/31/2019
9737 Great Hills Trail, Suite 150	Austin	TX	Mortgage Sales	Leased	11,717	$15,378	/	mo	8/31/2024
16801 Addison Rd.	Addison	TX	Mortgage Sales	Leased	4,662	$3,011	/	mo	2/14/2018
118 E. Vine St.	Tooele	UT	Mortgage Sales	Leased	1,000	$849	/	mo	7/31/2017
5965 So. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	2,000	$600	/	mo	12/31/2017
6575 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	3,323	$4,638	/	mo	8/31/2019
10437 S. 1300 W.	South Jordan	UT	Mortgage Sales	Leased	4,000	$7,800	/	mo	9/30/2019
126 West Sego Lily Dr.	Sandy	UT	Mortgage Sales	Leased	2,794	$5,451	/	mo	8/31/2017
9815 S. Monroe St.	Sandy	UT	Mortgage Sales	Leased	1,725	$3,306	/	mo	9/30/2018
9815 S. Monroe St., Suite 206	Sandy	UT	Mortgage Sales	Leased	2,819	$5,286	/	mo	5/31/2018
9980 S. 300 W., Suite 201	Sandy	UT	Mortgage Sales	Leased	100	$1,819	/	mo	month to month
1111 Brickyard Rd.	Salt Lake City	UT	Mortgage Sales	Leased	4,857	$3,917	/	mo	1/31/2018
5993 S. Redwood Rd.	Salt Lake City	UT	Mortgage Sales	Leased	2,880	$2,375	/	mo	7/31/2021
1224 S. River Rd., Suites E3 & E4	Saint George	UT	Mortgage Sales	Leased	1,900	$1,814	/	mo	4/30/2018
465 N. Main	Richfield	UT	Mortgage Sales	Leased	2,848	$1,600	/	mo	month to month
1245 Deer Valley Dr., Suite 3A	Park City	UT	Mortgage Sales	Leased	2,183	$4,684	/	mo	12/31/2017
730 South Sleepy Ridge Dr.	Orem	UT	Mortgage Sales	Leased	891	$1,500	/	mo	10/31/2017
5201 S. Green St.	Murray	UT	Mortgage Sales	Leased	10,990	$13,456	/	mo	6/30/2017
210 E. Main St.	Midway	UT	Mortgage Sales	Leased	1,600	$1,850	/	mo	12/31/2018
6965 S. Union Park, Stes 100, 260, 300, 460, 470, & 480	Midvale	UT	Mortgage Sales	Leased	37,226	$74,098	/	mo	2/28/2018
6975 Union Park Ave., Suite 420	Midvale	UT	Mortgage Sales	Leased	6,672	$12,500	/	mo	6/30/2019
1133 North Main St.	Layton	UT	Mortgage Sales	Subleased	300	$500	/	mo	month to month
288 SR 248, Suite 2A	Kamas	UT	Mortgage Sales	Leased	1,480	$2,350	/	mo	month to month
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	953	$765	/	mo	9/30/2017
15640 NE Fourth Plain Blvd., Suite 220	Vancouver	WA	Mortgage Sales	Leased	360	$1,190	/	mo	6/30/2017
535 Dock St., Suite 100	Tacoma	WA	Mortgage Sales	Leased	3,825	$5,620	/	mo	7/31/2018

318 39th St. Ave. SW, Suite A	Puyallup	WA	Mortgage Sales	Leased	3,431	$5,575	/	mo	11/30/2017
11232 120th Ave. NE, Suite 206	Kirkland	WA	Mortgage Sales	Leased	500	$350	/	mo	5/31/2017
11314 4th Ave. W.	Everett	WA	Mortgage Sales	Leased	1,793	$2,308	/	mo	10/31/2018
1604 Hewitt Ave., Suite 703	Everett	WA	Mortgage Sales	Leased	2,038	$4,650	/	mo	month to month
5002 7th Ave.	Kenosha	WI	Mortgage Sales	Leased	1,450	$1,200	/	mo	10/31/2019

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The company will enter into additional leases or modify existing leases to meet market demand.  Those leases will be month to month where possible.  As leases expire the Company will either renew or find comparable leases or acquire additional office space.

Item 2.  Properties (Continued)

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc.
Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	7	40	6	34

Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	17	54	16	38

Redwood Cemetery (4)	6500 South Redwood Road West Jordan, Utah	1973	34	78	30	48

Deseret Memorial Inc.
Lake Hills Cemetery (3)	10055 South State Street Sandy, Utah	1991	9	28	4	24

Holladay Memorial Park, Inc.
Holladay Memorial Park (3)(4)	4900 South Memory Lane Holladay, Utah	1991	5	14	4	10

California Memorial Estates, Inc.
Singing Hills Memorial Park	2800 Dehesa Road El Cajon, California	1995	8	35	4	31

______________

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
(2)	Includes spaces sold for cash and installment contract sales.
(3)
As of December 31, 2016, there were mortgages of approximately $147,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lake Hills Cemetery.

(4)	These cemeteries include two granite mausoleums.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the seven Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage

Memorial Mortuary, Inc.
Memorial Mortuary	5850 South 900 East
Murray, Utah		1973	3	1	20,000

Affordable Funerals and Cremations, St. George	157 East Riverside Dr., No. 3A	2016	1	1	2,360
St. George, Utah

Memorial Estates, Inc.
Redwood Mortuary(2)	6500 South Redwood Rd.
West Jordan, Utah		1973	2	1	10,000

Mountain View Mortuary(2)	3115 East 7800 South
Salt Lake City, Utah		1973	2	1	16,000

Lakeview Mortuary(2)	1640 East Lakeview Dr.
Bountiful, Utah		1973	0	1	5,500

Deseret Memorial, Inc.
Deseret Mortuary(1)	36 East 700 South
Salt Lake City, Utah		1991	2	2	36,300

Lakehills Mortuary(2)	10055 South State St.
Sandy, Utah		1991	2	1	18,000

Cottonwood Mortuary, Inc.
Cottonwood Mortuary(1)(2)	4670 South Highland Dr.
Holladay, Utah		1991	2	1	14,500

_____________

(1)
As of December 31, 2016, there were mortgages of approximately $147,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lake Hills Cemetery.

(2)	These funeral homes also provide burial niches at their respective locations.

Item 3.  Legal Proceedings

Lehman Brothers and Aurora Loan Services Litigation - Utah

On April 15, 2005, SecurityNational Mortgage entered into a Loan Purchase Agreement with Lehman Brothers Bank, FSB ("Lehman Bank") which agreement incorporated a Seller's Guide.  Pursuant to the Loan Purchase Agreement, Lehman Bank purchased mortgage loans from time to time from SecurityNational Mortgage.  Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage contained alleged misrepresentations and early payment defaults.  As a result, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such Loans under the Loan Purchase Agreement. SecurityNational Mortgage disagreed with these claims.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services LLC ("Aurora").  Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora for certain amounts of actual losses, as defined, that Lehman Bank and Aurora may incur on account of the alleged breaches and early payment defaults pertaining to certain identified loans. A reserve account was set up to cover said losses.  From the time the reserve account was established, approximately $4,300,000 was taken from the reserve account to indemnify Lehman Bank and Aurora for alleged losses.  On March 28, 2011, Aurora Bank FSB (formerly known as Lehman Brothers Bank, FSB) ("Aurora Bank") and Aurora allegedly assigned certain rights and remedies under the Indemnification Agreement to Lehman Brothers Holdings, Inc. ("Lehman Holdings").

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank and Aurora in the United States District Court, Utah, which was assigned to Judge David Nuffer.  The allegations in the complaint included breach of the Indemnification Agreement.  SecurityNational Mortgage claimed it was entitled to a judgment of approximately $4,000,000 against Aurora Bank, as well as Aurora to the extent of its involvement, for payments which should not have been taken from the reserve account.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint in the United States District Court, Utah against SecurityNational Mortgage. The case was assigned to Judge Ted Stewart. The complaint alleged claims for damages for breach of contract and breach of warranty pursuant to the Loan Purchase Agreement, as well as alleged early payment default loans, and initially claimed damages in excess of $5,000,000.  Lehman Holdings further alleged that Aurora Bank sold mortgage loans to it and assigned contractual rights and remedies.  SecurityNational Mortgage strongly disagreed with the claims in Lehman Holdings' complaint.

On November 29, 2016, Judge Nuffer entered a judgment in favor of SecurityNational Mortgage Company, jointly and severally against Aurora Commercial Corporation (successor by merger to Aurora Bank), Aurora Bank and Aurora. The amount of the judgment was $3,892,974 principal, plus interest through May 31, 2014 in the amount of $1,674,240, plus interest for each day after May 31, 2014 until judgment (dated November 29, 2016) at the rate of $960 per diem.

In December 2016, the cases before Judge Nuffer and Judge Stewart were settled. Final settlement agreements were executed on December 20, 2016, which were effective as of December 9, 2016. Under the terms of the settlement, payments were made by Aurora Commercial to SecurityNational Mortgage, and by SecurityNational Mortgage to Lehman Holdings. The net result of the settlement involving both of the Utah cases was that $2,125,000 more was paid to Lehman Holdings. Additionally, the release agreed to by the parties covered claims arising from the sale of mortgage loans by SecurityNational Mortgage to Aurora Bank or Lehman Holdings that were included in the Utah cases.

Lehman Brothers Litigation – Delaware and New York

In January 2014, Lehman Holdings entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims asserted by Fannie Mae against Lehman Holdings that were based on alleged breaches of certain representations and warranties by Lehman Holdings.  Lehman Holdings had acquired these loans from Aurora Bank, which in turn purchased the loans from residential mortgage loan originators, including SecurityNational Mortgage.  A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014.

Lehman Holdings filed a motion in May 2014 with the U.S. Bankruptcy Court of the Southern District of New York to require the mortgage loan originators, including SecurityNational Mortgage, to engage in non-binding mediations of its alleged indemnification claims against the mortgage loan originators relative to the Fannie Mae and Freddie Mac settlements with Lehman Holdings.  The mediation was not successful in resolving any issues between SecurityNational Mortgage and Lehman Holdings.

On January 26, 2016, SecurityNational Mortgage filed a declaratory judgment action against Lehman Holdings in the Superior Court for the State of Delaware.  In the Delaware action, SecurityNational Mortgage asserted its right to obtain a declaration of rights in that there are allegedly millions of dollars in dispute with Lehman Holdings pertaining to approximately 136 loans.  SecurityNational Mortgage sought declaratory judgment as to its rights as it contends that it has no liability to Lehman Holdings as a result of Lehman Holdings' settlements with Fannie Mae and Freddie Mac.  Lehman Holdings filed a motion in the Delaware court seeking to stay or dismiss the declaratory judgment action.  On August 24, 2016, the Court ruled that it would exercise its discretion to decline jurisdiction over the action and granted Lehman Holdings' motion to dismiss.

On February 3, 2016, Lehman Holdings filed an adversary proceeding against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York seeking a declaration of rights similar in nature to the declaration that SecurityNational Mortgage sought in its Delaware lawsuit, and for damages relating to the defendants' obligations under indemnification provisions of the alleged agreements, in amounts to be determined at trial, including interest, attorneys' fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants.  A Case Management Order ("CMO") was entered on November 1, 2016.  On December 27, 2016, pursuant to the CMO, Lehman Holdings filed a Second Amended Complaint against SecurityNational Mortgage.  The case is presently in a motion period and no Answer is required to be filed by SecurityNational Mortgage pending further order of the Court.  SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend such position.

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

PART II

Item 5.  Market for the Registrant's Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

The Company's Class A common stock trades on The NASDAQ National Market under the symbol "SNFCA." As of March 27, 2017, the closing sales price of the Class A common stock was $7.00 per share. The following were the high and low market closing sales prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2015:

	Price Range (1)
	High	Low
Period (Calendar Year)

2015
First Quarter	$5.66	$4.82
Second Quarter	$6.34	$4.75
Third Quarter	$7.38	$5.90
Fourth Quarter	$6.20	$5.34

2016
First Quarter	$6.17	$4.85
Second Quarter	$4.88	$4.23
Third Quarter	$5.62	$4.59
Fourth Quarter	$7.04	$5.45

2017
First Quarter (through March 27, 2017)	$7.30	$6.24

_____________

(1)	Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 11 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C common stock has been paid each year from 1990 through 2016.

The graph below compares the cumulative total stockholder return of the Company's Class A common stock with the cumulative total return on the Standard & Poor's 500 Stock Index and the Standard & Poor's Insurance Index for the period from December 31, 2011 through December 31, 2016. The graph assumes that the value of the investment in the Company's Class A common stock and in each of the indexes was $100 at December 31, 2011 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company's Class A common stock.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
SNFC	100	564	325	408	487	507
S & P 500	100	113	147	164	163	178
S & P Insurance	100	117	170	180	181	208

The stock performance graph set forth above is required by the Securities and Exchange Commission and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such acts.

As of December 31, 2016, there were 3,424 record holders of Class A common stock and 72 record holders of Class C common stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2016, and is derived from the audited consolidated financial statements. The data as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, should be read in conjunction with the consolidated financial statements, related notes and other financial information, specifically Note 21, "Immaterial Error Corrections".

Consolidated Statement of Earnings Data:

	Year Ended December 31
	2016(3)	2015(2)	2014	2013	2012(1)
Revenue
Insurance premiums and other considerations	$64,501,000	$56,410,000	$53,009,000	$50,472,000	$48,216,000
Net investment income	37,582,000	34,008,000	28,304,000	20,354,000	21,916,000
Net mortuary and cemetery sales	12,267,000	11,502,000	11,426,000	12,000,000	10,865,000
Realized gains on investments and other assets	(176,000)	2,401,000	1,918,000	1,418,000	1,425,000
Other than temporary impairments	(270,000)	(605,000)	(164,000)	(336,000)	(1,208,000)
Mortgage fee income	186,416,000	175,726,000	129,139,000	127,327,000	153,154,000
Other	6,888,000	5,122,000	3,747,000	2,606,000	1,159,000
Total revenues	307,208,000	284,564,000	227,379,000	213,841,000	235,527,000

Expenses
Policyholder benefits	54,864,000	50,762,000	47,850,000	48,130,000	45,681,000

Amortization of deferred policy acquisition costs	8,003,000	5,641,000	6,893,000	5,182,000	5,450,000
Selling, general and administrative expenses	216,702,000	200,674,000	154,866,000	147,406,000	156,310,000
Interest expense	5,112,000	4,459,000	2,994,000	2,854,000	3,744,000

Cost of goods and services of the mortuaries and cemeteries	1,787,000	1,803,000	1,853,000	1,919,000	1,724,000
Total benefits and expenses	286,468,000	263,339,000	214,456,000	205,491,000	212,909,000
Earnings before income taxes	20,740,000	21,225,000	12,923,000	8,350,000	22,618,000
Income tax expense	(6,461,000)	(7,746,000)	(4,899,000)	(1,811,000)	(5,070,000)
Net earnings	$14,279,000	$13,479,000	$8,024,000	$6,539,000	$17,548,000

Net earnings per common share (4)	$0.96	$0.93	$0.58	$0.48	$1.37
Weighted average outstanding common shares (4)	14,806,000	14,439,000	13,893,000	13,740,000	12,802,000
Net earnings per common share-assuming dilution (4)	$0.94	$0.90	$0.56	$0.45	$1.30
Weighted average outstanding common shares-assuming dilution (4)	15,127,000	14,952,000	14,343,000	14,419,000	13,462,000

Balance Sheet Data:

	December 31
	2016(3)	2015(2)	2014	2013	2012(1)
Assets
Investments and restricted assets	$571,762,000	$449,801,000	$446,249,000	$391,523,000	$356,446,000
Cash	38,988,000	40,053,000	30,855,000	38,203,000	33,494,000
Receivables	101,361,000	131,313,000	82,079,000	88,832,000	111,157,000
Other assets	141,894,000	128,766,000	111,887,000	100,199,000	96,120,000
Total assets	$854,005,000	$749,933,000	$671,070,000	$618,757,000	$597,217,000

Liabilities
Policyholder benefits	$590,080,000	$521,915,000	$481,689,000	$457,304,000	$443,388,000
Bank & other loans payable	53,719,000	40,909,000	29,020,000	18,289,000	11,910,000
Cemetery & mortuary liabilities	12,360,000	12,816,000	13,242,000	13,176,000	13,412,000
Cemetery perpetual care obligation	3,598,000	3,466,000	3,407,000	3,266,000	3,153,000
Other liabilities	66,068,000	59,581,000	46,621,000	38,971,000	45,542,000
Total liabilities	725,825,000	638,687,000	573,979,000	531,006,000	517,405,000

Stockholders' equity	128,180,000	111,246,000	97,091,000	87,751,000	79,812,000

Total liabilities and stockholders' equity	$854,005,000	$749,933,000	$671,070,000	$618,757,000	$597,217,000

__________________
(1) Includes the coinsurance with Mothe Life Insurance Company and DLE Life Insurance Company.
(2) Includes the coinsurance with American Republic Life Insurance Company.
(3) Includes the acquistion of First Guaranty Insurance Company.
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

Insurance Operations

The following table shows the condensed financial results for the Company's insurance operations for the years ended December 31, 2016, 2015 and 2014.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2016	2015	2016 vs 2015 % Increase (Decrease)	2014	2015 vs 2014 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$64,501	$56,410	14%	$53,009	6%
Net investment income	28,618	25,297	13%	23,008	10%
Revenues from loan originations	2,401	2,474	(3%)	4,029	(39%)
Other	85	2,744	(97%)	1,727	59%
Total	$95,605	$86,925	10%	$81,773	6%
Intersegment revenue	$7,120	$7,615	(7%)	$6,128	24%
Earnings before income taxes	$7,704	$8,465	(9%)	$8,472	0%

Intersegment revenues for the Company's insurance operations are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2016 has decreased due to a decrease in realized gains on investments and other assets, which was partially offset by an increase in net investment income and an increase in insurance premiums.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company's cemetery and mortuary operations for the years ended December 31, 2016, 2015 and 2014. See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2016	2015	2016 vs 2015 % Increase (Decrease)	2014	2015 vs 2014 % Increase (Decrease)
Revenues from external customers
Mortuary revenues	$4,848	$4,628	5%	$4,801	(4%)
Cemetery revenues	7,420	6,874	8%	6,625	4%
Realized gains on investments and other assets	211	387	(45%)	586	(34%)
Other	401	598	(33%)	445	34%
Total	$12,880	$12,487	3%	$12,457	0%
Earnings before income taxes	$1,219	$914	33%	$663	38%

The majority of the realized gain in the Company's cemetery and mortuary operations in 2014 was due to the sale of real estate located in Phoenix, Arizona. Included in other revenue was rental income from residential and commercial properties purchased from Security National Life. Memorial Estates used financing provided by Security National Life to purchase these properties. The rental income was offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates recorded depreciation on these properties of $715,000, $858,000 and $945,000 for the twelve months ended December 31, 2016, 2015 and 2014, respectively.

Mortgage Operations

Approximately 64% of the Company's revenues for the fiscal year 2016 were through its wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage. Both mortgage subsidiaries are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage and EverLEND Mortgage obtain mortgage loans originated in retail offices and through independent brokers. Mortgage loans originated by the Company's mortgage subsidiaries are funded through loan purchase agreements from Security National Life and unaffiliated financial institutions.

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

For the twelve months ended December 31, 2016, 2015 and 2014, SecurityNational Mortgage originated and sold 16,022 loans ($3,097,872,000 total volume), 14,976 loans ($2,843,455,000 total volume), and 10,794 loans ($2,037,337,000 total volume), respectively. For the twelve months ended December 31, 2016, 2015 and 2014, EverLEND Mortgage originated and sold three loans ($838,000 total volume), 79 loans ($17,949,000 total volume), and 33 loans ($7,298,000 total volume), respectively.

The following table shows the condensed financial results for the Company's mortgage operations for the years ended 2016, 2015 and 2014.  See Note 14 and Note 21 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2016	2015	2016 vs 2015 % Increase (Decrease)	2014	2015 vs 2014 % Increase (Decrease)
Revenues from external customers:
Revenues from loan originations	$149,338	$139,042	7%	$103,248	35%
Secondary gains from investors	34,677	34,211	1%	21,862	56%
Total	$184,015	$173,253	6%	$125,110	38%
Earnings before income taxes	$11,817	$11,846	0%	$3,788	213%

The increase in revenues for the Company's mortgage operations for the twelve months ended December 31, 2016 as compared to December 31, 2015 was due to an increase in mortgage loan originations and fee income from the loan originations.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate.  However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The amounts expensed for loan losses in years ended December 31, 2016 and 2015 were $4,689,000 and $6,295,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2016 and 2015, the balances were $628,000 and $2,806,000, respectively.

Settlement of Investigation by U.S. Department of Justice and the Office of the Inspector General for the U.S. Department of Housing and Urban Development (HUD) of Certain FHA-Insured Mortgage Loans Originated

On September 30, 2016, the Company, through its wholly owned subsidiary, SecurityNational Mortgage, announced the execution of a settlement agreement with the U.S. Department of Justice and the United States Attorney's Office in connection with the origination and underwriting by SecurityNational Mortgage of certain Federal Housing Administration (FHA) insured loans.  SecurityNational Mortgage, like many other high volume FHA-approved lenders, was being reviewed by the U.S. Department of Justice and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (HUD) for loan origination activities that occurred as long as nine years ago.

Without any admission of liability and in order to avoid the extended distractions and expenses associated with protracted litigation, SecurityNational Mortgage made a business decision to resolve this matter.  Pursuant to the settlement agreement, SecurityNational Mortgage was required to make a payment in the amount of $4,250,000 to the U.S. Department of Justice, which payment was made on October 4, 2016. SecurityNational Mortgage continues to be able to originate FHA-insured mortgage loans and participate fully in all FHA programs as this settlement agreement does not affect SecurityNational Mortgage's status with the Department of Housing and Urban Development.  In addition, this settlement does not include any allegations or findings against any particular individuals, such as officers, directors, employees or agents of SecurityNational Mortgage.

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

The Company sells mortgage loans to third party investors without recourse. It may be required, however, to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month time period, the loans are repurchased and transferred to the long-term investment portfolio at the lower of cost or fair value and the previously recorded sales revenue is reversed. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.
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

Loans that have been foreclosed are reclassified as real estate held for investment. The Company carries the foreclosed properties in either Security National Life, Memorial Estates, or SecurityNational Mortgage and rents the properties until it is deemed economically desirable to sell them.

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

Loan Commitments

The Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment net of estimated commission expense. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued and is shown net of related expenses. Following issuance, the value of a loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company's recent historical data are used to estimate the quantity and value of mortgage loans that will fund within the terms of the commitments.

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

Mortgage Loans Foreclosed to Real Estate Held for Investment

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

The Company, through its cemetery and mortuary operations, provides a guaranteed funeral arrangement wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder or potential mortuary customer utilizes one of the Company's facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price. The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy.

Mortgage Servicing Rights

Mortgage Service Rights (MSR) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on the loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate owned and property dispositions. The Company initially accounts for MSRs at fair value and subsequently accounts for them using the amortization method. MSR amortization is determined by amortizing the balance straight-line over an estimated seven and nine-year life. The Company periodically assesses MSRs accounted for using the amortization method for impairment.

Mortgage Allowance for Loan Loss and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses is an allowance for losses on the Company's mortgage loans held for investment. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment, the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral.

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

Results of Consolidated Operations

2016 Compared to 2015

Total revenues increased by $22,644,000, or 8.0%, to $307,208,000 for fiscal year 2016 from $284,564,000 for the fiscal year 2015. Contributing to this increase in total revenues was a $10,690,000 increase in mortgage fee income, an $8,091,000 increase in insurance premiums and other considerations, a $3,574,000 increase in net investment income, a $1,766,000 increase in other revenues, a $765,000 increase in net cemetery and mortuary sales, and a $335,000 decrease in other than temporary impairments. This increase in total revenues was partially offset by a $2,577,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $8,091,000, or 14.3%, to $64,501,000 for 2016, from $56,410,000 for the comparable period in 2015. This increase was due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales in 2016.

Net investment income increased by $3,574,000, or 10.5%, to $37,582,000 for 2016, from $34,008,000 for the comparable period in 2015. This increase was primarily attributable to a $2,961,000 increase in insurance assignment income, a $1,515,000 increase in income from real estate held for investment, a $1,267,000 increase in interest from mortgage loans, an $804,000 increase in fixed maturity securities income and a $31,000 increase in policy loans income. This increase was partially offset by a $2,610,000 decrease in income from short-term investments and a $406,000 increase in investment expenses.

Net cemetery and mortuary sales increased by $765,000, or 6.7%, to $12,267,000 for 2016, from $11,502,000 for the comparable period in 2015. This increase was primarily due to an increase in at-need sales and pre-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $2,577,000, or 107.3%, to $176,000 in realized losses for 2016, from $2,401,000 in realized gains for the comparable period in 2015. This decrease in realized gains on investments and other assets was primarily attributable to a $2,577,000 decrease in realized gains on other assets due to the sale of an office building in 2015, which was offset by an increase in impairments on real estate held for investment in 2016, and a $47,000 decrease in realized gains on fixed maturity securities. This decrease was also partially offset by a $47,000 increase in realized gains on securities available for sale.

Other than temporary impairments on investments decreased by $335,000, or 55.3%, to $270,000 for 2016 from $605,000 for the comparable period in 2015. This decrease was primarily attributable to an overall decrease in impairments on fixed maturity securities held to maturity and securities available for sale.

Mortgage fee income increased by $10,690,000, or 6.1%, to $186,416,000 for 2016, from $175,726,000 for the comparable period in 2015. This increase was primarily attributable to an increase in mortgage loan originations.

Other revenues increased by $1,766,000, or 34.5%, to $6,888,000 for 2016 from $5,122,000 for the comparable period in 2015. This increase was due to an increase in mortgage servicing revenues.

Total benefits and expenses were $286,468,000, or 93.2% of total revenues, for 2016, as compared to $263,339,000, or 93.0% of total revenues, for the comparable period in 2015.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $4,102,000, or 8.1%, to $54,864,000 for 2016, from $50,762,000 for the comparable period in 2015. This increase was primarily the result of a $4,264,000 increase in future policy benefits, which was partially offset by a $125,000 decrease in death benefits and a $37,000 decrease in surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $2,362,000, or 41.9%, to $8,003,000 for 2016, from $5,641,000 for the comparable period in 2015. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses increased by $16,028,000, or 8.0%, to $216,702,000 for 2016, from $200,674,000 for the comparable period in 2015. This increase was primarily due to a $9,394,000 increase in personnel expenses resulting from increased salaries for existing employees and the hiring of new employees, a $5,827,000 increase in commission expenses, a $1,616,000 increase in other expenses, a $695,000 increase in advertising expenses and a $210,000 increase in rent and rent related expenses. These increases were partially offset by a $1,606,000 decrease in the provision for loan losses and a $108,000 decrease in costs related to funding mortgage loans.

Interest expense increased by $654,000, or 14.7%, to $5,112,000 for 2016, from $4,458,000 for the comparable period in 2015. This increase in interest expense was primarily due to the completion of the construction of the Dry Creek at East Village Apartments development in December 2015, resulting in the interest from the bank loan that had been capitalized during the construction phase of the project being expensed in 2016.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $16,000, or 0.9%, to $1,787,000 for 2016, from $1,803,000 for the comparable period in 2015. This decrease was primarily due to a decrease in mortuary at-need sales, which was offset by an increase in cemetery pre-need sales.

Other comprehensive income for the years ended December 31, 2016 and December 31, 2015 amounted to a gain of $764,000 and a loss of $761,000, respectively. This increase of $1,525,000 in 2016 was primarily the result of a $1,529,000 unrealized gain in marketable securities.

2015 Compared to 2014

Total revenues increased by $57,186,000, or 25.1%, to $284,564,000 for fiscal year 2015 from $227,379,000 for the fiscal year 2014. Contributing to this increase in total revenues was a $46,588,000 increase in mortgage fee income, a $5,704,000 increase in net investment income, a $3,401,000 increase in insurance premiums and other considerations, a $1,375,000 increase in other revenues, a $483,000 increase in realized gains on investments and other assets, and a $76,000 increase in net cemetery and mortuary sales. This increase in total revenues was partially offset by a $441,000 increase in other than temporary impairments.

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

Mortgage fee income increased by $46,588,000, or 36.1%, to $175,727,000 for 2015, from $129,139,000 for the comparable period in 2014. This increase was primarily attributable to an increase in mortgage loan originations and higher secondary gains from mortgage loans sold to investors.

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

Interest expense increased by $1,464,000, or 48.9%, to $4,458,000 for 2015, from $2,994,000 for the comparable period in 2014. This increase was primarily due to an increase in outstanding balances on warehouse lines of credit that are used to fund mortgage loans.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $50,000, or 2.7%, to $1,803,000 for 2015, from $1,853,000 for the comparable period in 2014. This decrease was primarily due to a decrease in mortuary at-need sales, which was offset by an increase in cemetery pre-need and at-need sales.

Other comprehensive income for the years ended December 31, 2015 and December 31, 2014 amounted to losses of $761,000 and $49,000, respectively. This decrease of $712,000 in 2015 was primarily the result of a $705,000 unrealized loss in marketable securities.

Risks

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Legal and Regulatory Risks. Changes in the legal or regulatory environment in which the Company operates may create additional expenses and risks not anticipated by the Company in developing and pricing its products. Regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. In addition, changes in tax law with respect to mortgage interest deductions or other public policy or legislative changes may affect the Company's mortgage sales. Also, the Company may be subject to further regulations in the cemetery and mortuary business. The Company mitigates these risks by offering a wide range of products and by diversifying its operations, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices that identify and minimize the adverse impact of such risks.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The amounts expensed for loan losses in years ended December 31, 2016, 2015 and 2014 were $4,689,000, $6,295,000 and $3,053,000, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2016 and 2015, the balances were $628,000 and $2,806,000, respectively. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of December 31, 2016. There is a risk, however, that future loan losses may exceed the loan loss reserves and allowances.

As of December 31, 2016, the Company's long term mortgage loan portfolio consisted of $3,184,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $1,829,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $3,184,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2016 and 2015, the Company decreased its allowance for mortgage losses by $99,000 and $31,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2016 and 2015 were $1,749,000 and $1,848,000, respectively.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $628,000 as of December 31, 2016 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan losses, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors. Furthermore, SecurityNational Mortgage believes there is potential to resolve the alleged claims by the third-party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third-party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

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

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities, those used in determining deferred acquisition costs and the value of business acquired, those used in determining the value of mortgage loans foreclosed to real estate held for investment, those used in determining the liability for future policy benefits and unearned revenue, those used in determining the estimated future costs for pre-need sales, those used in determining the value of mortgage servicing rights, those used in determining allowances for loan losses for mortgage loans on real estate, those used in determining loan loss reserve, and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

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

During the twelve months ended December 31, 2016, the Company's operations provided cash of $43,860,000. This was primarily due to an increase in cash collected on mortgage loans sold to investors. During the twelve months ended December 31, 2015, the Company's operations used cash of $15,831,000. This was primarily due to an increase in cash paid on mortgage loans sold to investors.

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

The Company's investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $184,356,000 and $144,946,000 as of December 31, 2016 and 2015, respectively. This represents 33.1% and 32.9% of the total investments as of December 31, 2016, and 2015, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2016, 9.0% (or $16,513,000) and at December 31, 2015, 8.3% (or $11,990,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which are considered non‑investment grade.

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

If market conditions were to cause interest rates to change, the market value of the Company's fixed income portfolio, which includes bonds, preferred stock, and mortgage loans, could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value	$28,572	$13,491	$(17,119)	$(30,069)
(in thousands)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2016 and 2015, the life insurance subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity, and bank loans and notes payable were $181,898,000 as of December 31, 2016, as compared to $152,155,000 as of December 31, 2015. Stockholders' equity as a percent of total capitalization was 70.5% and 73.1% as of December 31, 2016 and December 31, 2015, respectively. Bank loans and notes payable increased by $12,810,000 for the twelve months ended December 31, 2016 as compared to December 31, 2015, thus decreasing the stockholders' equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance was 9.6% in 2016 as compared to a rate of 7.4% for 2015.

At December 31, 2016, $44,055,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

At December 31, 2016, the Company was contingently liable under a standby letter of credit aggregating $560,350, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the  Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of this letter of credit is zero.

At December 31, 2016, the Company was contingently liable under standby letters of credit aggregating $1,250,000, to be used as collateral to cover any contingency related to claims filed in states where the Company's mortgage segment is licensed. The Company does not expect any material losses to result from the issuance of these standby letters of credit. Accordingly, the estimated fair value of these letters of credit is zero.

At December 31, 2016, the Company was contingently liable under a standby letter of credit aggregating $48,220, issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. The Company does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of this letter of credit is zero.

SecurityNational Mortgage has entered into loan purchase agreements and subsequent amendments to originate and sell mortgage loans to two unaffiliated warehouse banks.  On March 19, 2012, SecurityNational Mortgage and Wells Fargo Bank, N.A. ("Wells Fargo") entered into a loan purchase agreement in which Wells Fargo agreed to provide a warehouse line of up to $55,000,000 to fund certain approved mortgage loans originated by SecurityNational Mortgage. On December 10, 2015, SecurityNational Mortgage and Wells Fargo agreed to an amendment to the March 19, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $55,000,000 to $70,000,000. On June 6, 2016, SecurityNational Mortgage and Wells Fargo agreed to another amendment to the March 19, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $70,000,000 to $100,000,000.

On August 14, 2015, SecurityNational Mortgage entered into a loan purchase agreement with Texas Capital Bank. The loan purchase agreement provides a warehouse line of up to $30,000,000 to fund mortgage loans originated by SecurityNational Mortgage. SecurityNational Mortgage is listed as seller and the Company as guarantor in the agreement. On September 7, 2016, SecurityNational Mortgage and Texas Capital Bank agreed to an amendment to the August 14, 2015 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $30,000,000 to $100,000,000.

Generally, when mortgage loans are sold to the warehouse banks, the Company is no longer obligated to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on the mortgage loans between the date the loans are sold to warehouse banks and the settlement date with the third-party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30-day Libor rate.

As of December 31, 2016, SecurityNational Mortgage had $181,573,000 in mortgage loans in which settlements with third party investors were still pending and EverLEND Mortgage had $-0- in mortgage loans in which settlements with third party investors were still pending.

The total of the Company's unfunded residential construction loan and land development loan commitments as of December 31, 2016, was $15,622,000.

The Company entered into a Construction Loan Agreement between Key Bank National Association and 5300 Development LLC, the Company's wholly owned subsidiary. Under the terms of this Agreement, the Company agrees to pay Key Bank the current outstanding principal up to $40,740,000 plus interest. These funds are being used for the construction of phase 1 of the Company's new corporate campus development in Salt Lake City Utah. As of December 31, 2016, the Company has used $8,778,000 of these funds.

Contractual Obligations

The Company's contractual obligations as of December 31, 2016, and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$6,556,093	$7,857,212	$534,151	$37,438	$14,984,894
Bank and other loans payable	2,755,443	37,668,543	4,502,845	8,791,717	53,718,548
	$9,311,536	$45,525,755	$5,036,996	$8,829,155	$68,703,442

Casualty Insurance Program

In conjunction with the Company's casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The maximum exposure to loss related to the Company's involvement with this entity is limited to approximately $560,350 which is collateralized under a standby letter of credit issued on the insurance entity's behalf. See Note 9, "Reinsurance, Commitments and Contingencies," for additional discussion of commitments associated with the insurance program and Note 1, "Significant Accounting Policies", for further information on a standby letter of credit.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company has no activities in derivative financial or commodity instruments other than those recorded and disclosed in the financial statements. See Note 18 of the consolidated financial statements included elsewhere in this Form 10-K. The Company's exposure to market risks (i.e., interest rate risk, foreign currency exchange rate risk and equity price risk) through other financial instruments, including cash equivalents, accounts receivable and lines of credit, is not material. However, an increase in interest rates may adversely impact the market for mortgage originations that could materially effect the operations of SecurityNational Mortgage. See also Results of Consolidated Operations-Risks.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Our audits also included the financial statements Schedule II, Schedule IV and Schedule V. The Company's management is responsible for these consolidated financial statements and schedules. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their earnings and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
March 31, 2017

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2016	2015
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$184,979,644	$145,558,425
Equity securities, available for sale, at estimated fair value	10,573,356	8,431,090
Mortgage loans on real estate and construction loans held for investment, net of allowances for loan losses of $1,748,783 and $1,848,120 for 2016 and 2015	149,181,578	112,546,905
Real estate held for investment, net of accumulated depreciation of $16,138,439 and $12,210,346 for 2016 and 2015	145,165,921	114,852,432
Policy loans and other investments, net of allowances for doubtful accounts of $1,119,630 and $906,616 for 2016 and 2015	40,937,146	39,582,421
Short-term investments	27,560,040	16,915,808
Accrued investment income	2,972,596	2,553,819
Total investments	561,370,281	440,440,900
Cash and cash equivalents	38,987,430	40,053,242
Mortgage loans sold to investors	82,491,091	115,286,455
Receivables, net	18,870,119	16,026,100
Restricted assets	10,391,394	9,359,802
Cemetery perpetual care trust investments	4,131,885	2,848,759
Receivable from reinsurers	13,079,668	13,400,527
Cemetery land and improvements	10,672,836	10,780,996
Deferred policy and pre-need contract acquisition costs	69,118,745	59,004,909
Mortgage servicing rights, net	18,872,362	12,679,755
Property and equipment, net	8,791,522	11,441,660
Value of business acquired	7,570,300	8,743,773
Goodwill	2,765,570	2,765,570
Other	6,891,468	7,100,869
Total Assets	$854,004,671	$749,933,317

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
	December 31
Liabilities and Stockholders' Equity	2016	2015
Liabilities
Future life, annuity, and other benefits	$585,610,063	$517,177,388
Unearned premium reserve	4,469,771	4,737,305
Bank and other loans payable	53,718,548	40,908,915
Deferred pre-need cemetery and mortuary contract revenues	12,360,249	12,816,227
Cemetery perpetual care obligation	3,598,580	3,465,771
Accounts payable	4,213,109	3,502,046
Other liabilities and accrued expenses	33,950,503	31,027,381
Income taxes	27,904,294	25,052,059
Total liabilities	725,825,117	638,687,092
Stockholders' Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,819,006 shares in 2016 and 13,109,100 shares in 2015	27,638,012	26,218,200
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 1,902,229 shares in 2016 and 1,709,640 shares in 2015	3,804,458	3,419,280
Additional paid-in capital	34,813,246	30,232,582
Accumulated other comprehensive income, net of taxes	264,822	(499,358)
Retained earnings	63,029,627	54,054,950
Treasury stock, at cost - 704,122 Class A shares and -0- Class C shares in 2016; 930,546 Class A shares and -0- Class C shares in 2015	(1,370,611)	(2,179,429)
Total stockholders' equity	128,179,554	111,246,225
Total Liabilities and Stockholders' Equity	$854,004,671	$749,933,317

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2016	2015	2014
Revenues:
Insurance premiums and other considerations	$64,501,017	$56,409,863	$53,008,679
Net investment income	37,582,444	34,007,904	28,303,740
Net mortuary and cemetery sales	12,267,640	11,502,045	11,426,308
Realized gains on investments and other assets	(176,387)	2,401,359	1,918,176
Other than temporary impairments	(270,358)	(605,430)	(164,240)
Mortgage fee income	186,416,311	175,726,692	129,138,941
Other	6,887,749	5,121,807	3,747,013
Total revenues	307,208,416	284,564,240	227,378,617

Benefits and expenses:
Death benefits	31,033,222	31,158,281	27,100,278
Surrenders and other policy benefits	2,354,158	2,391,612	2,689,686
Increase in future policy benefits	21,476,432	17,212,001	18,060,151
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	8,003,175	5,641,293	6,892,978
Selling, general and administrative expenses:
Commissions	87,762,583	81,935,623	59,876,675
Personnel	70,254,479	60,860,275	49,360,406
Advertising	6,425,277	5,730,197	4,584,436
Rent and rent related	8,061,598	7,850,776	6,135,876
Depreciation on property and equipment	2,182,724	2,183,496	2,177,165
Provision for loan loss reserve	4,688,754	6,295,043	3,053,403
Costs related to funding mortgage loans	8,756,791	8,864,404	6,877,069
Other	28,569,949	26,954,378	22,800,066
Interest expense	5,111,868	4,458,612	2,994,429
Cost of goods and services sold – mortuaries and cemeteries	1,787,043	1,803,444	1,853,103

Total benefits and expenses	286,468,053	263,339,435	214,455,721

Earnings before income taxes	20,740,363	21,224,805	12,922,896
Income tax expense	(6,460,859)	(7,745,948)	(4,898,663)

Net earnings	$14,279,504	$13,478,857	$8,024,233

Net earnings per Class A equivalent common share (1)	$0.96	$0.93	$0.58

Net earnings per Class A equivalent common share - assuming dilution(1)	$0.94	$0.90	$0.56

Weighted average Class A equivalent common shares outstanding (1)	14,806,290	14,439,274	13,893,260

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	15,127,204	14,951,833	14,344,475

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Class C common shares have been adjusted retroactively for the effect of the 1-for-10 reverse stock split that was approved by the stockholders in 2014. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is $7.82, $8.07 and $5.36 per share for 2016, 2015 and 2014, respectively, and $7.25, $6.94 and $4.44 per share-assuming dilution for 2016, 2015 and 2014, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2016	2015	2014
Net earnings	$14,279,504	$13,478,857	$8,024,233
Other comprehensive income:
Changes in:
Net unrealized gains on derivative instruments	6,490	10,628	16,433
Net unrealized gains (losses) on available for sale securities	757,690	(771,343)	(65,848)
Other comprehensive gain (loss)	764,180	(760,715)	(49,415)
Comprehensive income	$15,043,684	$12,718,142	$7,974,818

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2014	$23,614,574	$2,660,382	$23,215,875	$310,772	$40,574,211	$(2,624,625)	$87,751,189
		.
Net earnings	-	-	-	-	8,024,233	-	8,024,233
Other comprehensive loss	-	-	-	(49,415)	-	-	(49,415)
Stock based compensation	-	-	391,220	-	-		391,220
Reverse stock split true up	-	30	-	-	(30)	-	-
Exercise of stock options	108,824	-	(34,800)	-	-	-	74,024
Sale of treasury stock	-	-	361,679	-	-	538,171	899,850
Stock dividends	1,190,040	132,767	1,997,147	-	(3,319,954)	-	-
Conversion Class C to Class A	5,042	(5,041)	(2)	-	1	-	-
Balance at December 31, 2014	24,918,480	2,788,138	25,931,119	261,357	45,278,461	(2,086,454)	97,091,101

Net earnings	-	-	-	-	13,478,857	-	13,478,857
Other comprehensive loss	-	-	-	(760,715)	-	-	(760,715)
Stock based compensation	-	-	387,608	-	-	-	387,608
Exercise of stock options	47,922	483,304	(55,717)	-	-	(441,832)	33,677
Sale of treasury stock	-	-	666,840	-	-	530,396	1,197,236
Purchase of treasury stock	-	-	-	-	-	(181,539)	(181,539)
Stock dividends	1,248,966	150,670	3,302,732	-	(4,702,368)	-	-
Conversion Class C to Class A	2,832	(2,832)	-	-	-	-	-
Balance at December 31, 2015	26,218,200	3,419,280	30,232,582	(499,358)	54,054,950	(2,179,429)	111,246,225

Net earnings	-	-	-	-	14,279,504	-	14,279,504
Other comprehensive income	-	-	-	764,180	-	-	764,180
Stock based compensation	-	-	343,577	-	-	-	343,577
Exercise of stock options	85,268	209,950	(179,112)	-	-	-	116,106
Sale of treasury stock	-	-	621,144	-	-	808,818	1,429,962
Stock dividends	1,315,838	193,934	3,795,055	-	(5,304,827)	-	-
Conversion Class C to Class A	18,706	(18,706)	-	-	-	-	-
Balance at December 31, 2016	$27,638,012	$3,804,458	$34,813,246	$264,822	$63,029,627	$(1,370,611)	$128,179,554

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$14,279,504	$13,478,857	$8,024,233
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized losses (gains) on investments and other assets	176,387	(2,401,359)	(1,918,176)
Other than temporary impairments	270,358	605,430	164,240
Depreciation	5,579,259	5,023,985	4,389,472
Provision for loan losses and doubtful accounts	1,188,599	524,237	743,386
Amortization of premiums and discounts	653,761	269,681	238,687
Provision for deferred and other income taxes	5,076,899	4,909,927	3,245,004
Policy and pre-need acquisition costs deferred	(16,943,538)	(13,061,573)	(10,159,895)
Policy and pre-need acquisition costs amortized	6,829,702	4,364,167	5,590,332
Value of business acquired amortized	1,173,473	1,277,126	1,302,646
Servicing asset at amortized cost, additions	(8,603,154)	(6,217,551)	(3,741,381)
Amortization of mortgage servicing rights	2,410,547	1,372,543	750,735
Stock based compensation expense	343,577	387,608	391,220
Benefit plans funded with treasury stock	1,429,962	1,197,236	899,850
Change in assets and liabilities:
Land and improvements held for sale	108,160	67,089	(216,512)
Future life and other benefits	18,143,832	15,232,634	14,084,894
Receivables for mortgage loans sold	20,216,621	(47,752,055)	7,362,353
Other operating assets and liabilities	(8,473,503)	4,890,770	(135,279)
Net cash provided by (used in) operating activities	43,860,446	(15,831,248)	31,015,809
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(11,386,383)	(22,604,453)	(3,449,187)
Calls and maturities - fixed maturity securities	15,343,488	11,952,402	11,850,864
Securities available for sale:
Purchase - equity securities	(4,980,320)	(9,336,175)	(5,996,993)
Sales - equity securities	4,523,034	6,559,555	3,851,664
Purchases of short-term investments	(18,228,912)	(47,160,050)	(18,587,022)
Sales of short-term investments	12,943,083	57,188,522	3,663,246
Sales (purchases) of restricted assets	(981,433)	(40,763)	(2,628,764)
Change in assets for perpetual care trusts	(1,215,778)	(267,717)	(230,921)
Amount received for perpetual care trusts	132,809	59,053	140,587
Mortgage, policy, and other loans made	(469,593,661)	(372,334,883)	(286,974,069)
Payments received for mortgage, policy, and other loans	446,242,429	371,254,833	267,763,998
Purchases of property and equipment	(3,566,511)	(3,632,690)	(1,520,443)
Disposal of property and equipment	47,293	2,899,322	894,805
Purchases of real estate held for investment	(26,634,840)	(16,725,475)	(19,317,567)
Sale of real estate held for investment	6,093,308	13,540,913	7,269,475
Cash received from reinsurance	-	24,020,215	13,553,864
Cash paid for purchase of subsidiaries, net of cash acquired	(4,328,520)	-	(15,011,193)
Net cash provided by (used in) investing activities	(55,590,914)	15,372,609	(44,727,656)

See accompanying notes to consolidated financial statements

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2016	2015	2014
Cash flows from financing activities:
Annuity contract receipts	$11,349,276	$10,172,170	$10,051,662
Annuity contract withdrawals	(13,620,998)	(12,273,707)	(14,519,563)
Proceeds from stock options exercised	116,106	33,677	74,024
Purchase of treasury stock	-	(181,539)	-
Repayment of bank and other loans payable	(1,680,678)	(1,967,197)	(2,357,468)
Proceeds from bank borrowings	14,500,950	13,873,157	13,115,348
Net cash provided by financing activities	10,664,656	9,656,561	6,364,003
Net change in cash and cash equivalents	(1,065,812)	9,197,922	(7,347,844)
Cash and cash equivalents at beginning of year	40,053,242	30,855,320	38,203,164
Cash and cash equivalents at end of year	$38,987,430	$40,053,242	$30,855,320

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$5,119,459	$4,347,062	$2,901,492
Income taxes	2,667,918	2,716,161	408,939

Non Cash Investing and Financing Activities:
Mortgage loans foreclosed into real estate	$2,075,714	$3,246,712	$981,820

See Note 19 regarding non cash transactions included in the acquisitions of First Guaranty Insurance Company and American Funeral Financial.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the "Company") operate in three main business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California and eleven southern states. The cemetery and mortuary segment of the Company consists of eight mortuaries and five cemeteries in Utah and one cemetery in California. The mortgage segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Florida, Nevada, Texas, and Utah.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The presentation of certain amounts in prior years has been reclassified to conform to the 2016 presentation.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities, those used in determining deferred acquisition costs and the value of business acquired, those used in determining the value of mortgage loans foreclosed to real estate held for investment, those used in determining the liability for future policy benefits and unearned revenue, those used in determining the estimated future costs for pre-need sales, those used in determining the value of mortgage servicing rights, those used in determining allowances for loan losses for mortgage loans on real estate, those used in determining loan loss reserve, and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

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

Mortgage loans on real estate and construction loans held for investment are carried at their unpaid principal balances adjusted for charge-offs and the related allowance for loan losses. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

Mortgage loans are collateral dependent and require an appraisal at the time of underwriting and funding.  Generally, the Company will fund a loan not to exceed 80% of the loan's collateral fair market value.  Amounts over 80% will require additional collateral or mortgage insurance by an approved third party insurer.  Once a loan is deemed to be impaired the Company will review the market value of the collateral and provide an allowance for any impairment.

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

Policy loans and other investments are carried at the aggregate unpaid balances, less allowances for possible losses.

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

Mortgage Loans Sold to Investors

Mortgage loans sold to investors are carried at the amount due from third party investors, which is the estimated fair value at the balance sheet date since these amounts are generally collected within a short period of time. Based on the nature of these assets, the Company has no related allowance for loan losses recorded for these assets.

Restricted Assets

Restricted assets are assets held in a trust account for future mortuary services and merchandise and consist of cash; participations in mortgage loans with Security National Life; mutual funds carried at cost; equity securities carried at fair market value; and a surplus note with Security National Life. Restricted cash also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company elected to fund its medical benefit safe-harbor limit based on 35 percent of the qualified direct costs for the preceding year, and has included this amount as a component of restricted cash.

Cemetery Perpetual Care Trust Investments

Cemetery endowment care trusts have been set up for four of the six cemeteries owned by the Company. Of the six cemeteries owned by the Company, four cemeteries are endowment care properties. Under endowment care arrangements a portion of the price for each lot sold is withheld and invested in a portfolio of investments similar to those described in the prior paragraph. The earnings stream from the investments is designed to fund future maintenance and upkeep of the cemetery.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

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

Mortgage Servicing Rights

Mortgage Service Rights (MSR) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate owned and property dispositions.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

The total residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans.  The value of MSRs is derived from the net cash flows associated with the servicing contracts. The Company receives a servicing fee of generally about 0.250% annually on the remaining outstanding principal balances of the loans. Based on the result of the cash flow analysis, an asset or liability is recorded for mortgage servicing rights. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges, and collateral reconveyance charges and the Company is generally entitled to retain the interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments. Contractual servicing fees and late fees are included in other revenues on the Consolidated Statements of Earnings.

The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial term of 30 years and MSRs backed by mortgage loans with initial term of 15 years. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method and netted against loan servicing income. MSR amortization is determined by amortizing the balance straight-line over an estimated seven and nine-year life which estimates the proportion to, and over the period of the estimated future net servicing income of the underlying financial assets.

Interest rate risk, prepayment risk, and default risk are inherent risks in MSR valuation. Interest rate changes largely drive prepayment rates. Refinance activity generally increases as rates decline. A significant decrease in rates beyond expectation could cause a decline in the value of the MSR. On the contrary, if rates increase borrowers are less likely to refinance or prepay their mortgage, which extends the duration of the loan and MSR values are likely to rise. Because of these risks, discount rates and prepayment speeds are used to estimate the fair value.

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

Derivative Instruments

Mortgage Banking Derivatives

Loan Commitments

The Company is exposed to price risk due to the potential impact of changes in interest rates on the values of loan commitments from the time a loan commitment is made to an applicant to the time the loan that would result from the exercise of that loan commitment is funded. Managing price risk is complicated by the fact that the ultimate percentage of loan commitments that will be exercised (i.e., the number of loans that will be funded) fluctuates. The probability that a loan will not be funded or the loan application is denied or withdrawn within the terms of the commitment is driven by a number of factors, particularly the change, if any, in mortgage rates following the issuance of the loan commitment.

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant's committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by the source of the applications (retail, broker or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance) product type and the application approval status. The Company has developed fallout estimates using historical data that take into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the loan commitments and are updated periodically to reflect the most current data.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

The Company estimates the fair value of a loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment net of estimated commission expense. The change in fair value of the underlying mortgage loan is measured from the date the loan commitment is issued and is shown net of expenses. Following issuance, the value of a loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans.

Forward Sale Commitments

The Company utilizes forward commitments to economically hedge the price risk associated with its outstanding mortgage loan commitments. A forward commitment protects the Company from losses on sales of the loans arising from exercise of the loan commitments. Management expects these types of commitments will experience changes in fair value opposite to changes in fair value of the loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments.

The net changes in fair value of all loan commitments and forward sale commitments are shown in current earnings as a component of mortgage fee income.

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

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment, the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 2 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as real estate held for investment. The Company will rent the properties until it is deemed desirable to sell them.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

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

The loan loss reserve analysis involves mortgage loans that have been sold to third party investors, which were believed to have met investor underwriting guidelines at the time of sale, where the Company has received a demand from the investor. There are generally three types of demands: make whole, repurchase, or indemnification. These types of demands are more particularly described as follows:

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

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2016, 2015 and 2014. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

The Company, through its mortgage subsidiaries, sells mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month time period, the loans are repurchased and transferred to the long-term investment portfolio at the lower of cost or fair value and previously recorded sales revenue is reversed. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

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
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

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
Years Ended December 31, 2016, 2015 and 2014

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

Earnings Per Common Share

The Company computes earnings per share in accordance with GAAP which requires presentation of basic and diluted earnings per share. Basic earnings per equivalent Class A common share are computed by dividing net earnings by the weighted-average number of Class A common shares outstanding during each year presented, after the effect of the assumed conversion of Class C common stock to Class A common stock. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year used to compute basic earnings per share plus dilutive potential incremental shares. Basic and diluted earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

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

Concentration of Credit Risk

For a description of the geographic concentration risk regarding mortgage loans and real estate, refer to Note 2 of the Notes to Consolidated Financial Statements.

Advertising

The Company expenses advertising costs as incurred.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1) Significant Accounting Policies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016:
Fixed maturity securities held to maturity carried at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$4,475,065	$249,028	$(66,111)	$4,657,982

Obligations of states and political subdivisions	6,017,225	153,514	(133,249)	6,037,490

Corporate securities including public utilities	164,375,636	10,440,989	(3,727,013)	171,089,612

Mortgage-backed securities	9,488,083	221,400	(280,871)	9,428,612

Redeemable preferred stock	623,635	13,418	-	637,053

Total fixed maturity securities held to maturity	$184,979,644	$11,078,349	$(4,207,244)	$191,850,749

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,985,338	$447,110	$(859,092)	$10,573,356

Total securities available for sale carried at estimated fair value	$10,985,338	$447,110	$(859,092)	$10,573,356

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$58,593,622
Residential construction	40,800,117
Commercial	51,536,622
Less: Allowance for loan losses	(1,748,783)

Total mortgage loans on real estate and construction loans held for investment	$149,181,578

Real estate held for investment - net of depreciation	$145,165,921

Policy loans and other investments are shown at amortized cost except for other investments that are shown at estimated fair value:
Policy loans	$6,694,148
Insurance assignments	33,548,079
Promissory notes	48,797
Other investments at estimated fair value	1,765,752
Less: Allowance for doubtful accounts	(1,119,630)

Total policy loans and other investments	$40,937,146

Short-term investments at amortized cost	$27,560,040

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015:
Fixed maturity securities held to maturity carried at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$3,560,579	$292,869	$(4,743)	$3,848,705

Obligations of states and political subdivisions	1,805,828	182,073	(1,040)	1,986,861

Corporate securities including public utilities	134,488,108	9,836,355	(5,501,743)	138,822,720

Mortgage-backed securities	5,091,887	190,867	(75,580)	5,207,174

Redeemable preferred stock	612,023	29,675	-	641,698

Total fixed maturity securities held to maturity	$145,558,425	$10,531,839	$(5,583,106)	$150,507,158

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,891,500	$213,684	$(1,674,094)	$8,431,090

Total securities available for sale carried at estimated fair value	$9,891,500	$213,684	$(1,674,094)	$8,431,090

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$46,020,490
Residential construction	34,851,557
Commercial	33,522,978
Less: Allowance for loan losses	(1,848,120)

Total mortgage loans on real estate and construction loans held for investment	$112,546,905

Real estate held for investment - net of depreciation	$114,852,432

Policy loans and other investments are shown at amortized cost except for other investments that are shown at estimated fair value:
Policy loans	$6,896,457
Insurance assignments	32,369,014
Promissory notes	48,797
Other investments at estimated fair value	1,174,769
Less: Allowance for doubtful accounts	(906,616)

Total policy loans and other investments	$39,582,421

Short-term investments at amortized cost	$16,915,808

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2016 and 2015. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2016

U.S. Treasury Securities and Obligations of U.S. Government Agencies	$66,111	$1,342,088	$-	$-	$66,111	$1,342,088
Obligations of States and Political Subdivisions	133,249	3,686,856	-	-	133,249	3,686,856
Corporate Securities	1,728,312	41,796,016	1,998,701	12,969,135	3,727,013	54,765,151
Mortgage and other asset-backed securities	176,715	4,176,089	104,156	940,278	280,871	5,116,367
Total unrealized losses	$2,104,387	$51,001,049	$2,102,857	$13,909,413	$4,207,244	$64,910,462

At December 31, 2015
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$4,743	$2,191,782	$-	$-	$4,743	$2,191,782
Obligations of States and Political Subdivisions	-	-	1,040	86,388	1,040	86,388
Corporate Securities	3,701,572	30,109,114	1,800,171	3,723,569	5,501,743	33,832,683
Mortgage and other asset-backed securities	75,580	1,775,505	-	-	75,580	1,775,505
Total unrealized losses	$3,781,895	$34,076,401	$1,801,211	$3,809,957	$5,583,106	$37,886,358

There were 250 securities with unrealized losses of 93.9% of amortized cost at December 31, 2016. There were 123 securities with unrealized losses of 87.2% of amortized cost at December 31, 2015. During the years ended December 31, 2016, 2015 and 2014, an other than temporary decline in market value resulted in the recognition of credit losses on fixed maturity securities of $100,000, $120,000 and $120,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at December 31, 2016 and 2015. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2016
Industrial, miscellaneous and all other	$215,563	124	$643,529	104	$859,092
Total unrealized losses	$215,563	124	$643,529	104	$859,092
Fair Value	$2,063,144		$1,685,874		$3,749,018

At December 31, 2015
Industrial, miscellaneous and all other	$997,862	222	$676,232	74	$1,674,094
Total unrealized losses	$997,862	222	$676,232	74	$1,674,094
Fair Value	$4,177,709		$760,860		$4,938,569

The average market value of the equity securities available for sale was 81.4% and 74.7% of the original investment as of December 31, 2016 and 2015, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the years ended December 31, 2016, 2015, and 2014, an other than temporary decline in the market value resulted in the recognition of an impairment loss on equity securities of $170,358, $293,714, and $44,240, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2017	$6,148,334	$6,232,674
Due in 2018 through 2021	42,886,637	44,879,897
Due in 2022 through 2026	42,090,383	43,288,035
Due after 2026	83,742,572	87,324,617
Mortgage-backed securities	9,488,083	9,488,473
Redeemable preferred stock	623,635	637,053
Total held to maturity	$184,979,644	$191,850,749

The cost and estimated fair value of available for sale securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

		Estimated Fair
	Cost	Value
Available for Sale:
Common stock	$10,985,338	$10,573,356
Total available for sale	$10,985,338	$10,573,356

The Company's realized gains and losses and other than temporary impairments from investments and other assets for the years ended December 31 are summarized as follows:

	2016	2015	2014

Fixed maturity securities held to maturity:
Gross realized gains	$389,558	$387,162	$390,203
Gross realized losses	(132,124)	(82,166)	(71,800)
Other than temporary impairments	(100,000)	(120,000)	(120,000)

Securities available for sale:
Gross realized gains	221,817	180,602	349,207
Gross realized losses	(61,242)	(66,850)	(55,222)
Other than temporary impairments	(170,358)	(293,714)	(44,240)

Other assets:
Gross realized gains	349,252	2,067,438	1,445,596
Gross realized losses	(943,648)	(84,827)	(139,808)
Other than temporary impairments	-	(191,716)	-
Total	$(446,745)	$1,795,929	$1,753,936

The net carrying amount for disposals of securities classified as held to maturity was $2,380,027, $2,569,712 and $2,840,709, for the years ended December 31, 2016, 2015 and 2014, respectively.  The net realized gain related to these disposals was $155,346, $311,752 and $20,722, for the years ended December 31, 2016, 2015 and 2014, respectively. Although the intent is to buy and hold a bond to maturity the Company will sell a bond prior to maturity if conditions have changed within the entity that issued the bond to increase the risk of default to an unacceptable level.
There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2016, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

Major categories of net investment income for the years ended December 31, are as follows:
	2016	2015	2014
Fixed maturity securities	$8,972,877	$8,168,441	$8,229,451
Equity securities	270,942	269,795	212,917
Mortgage loans on real estate	8,963,105	7,696,533	7,550,110
Real estate	10,969,828	9,454,567	8,433,895
Policy loans	781,188	749,917	741,220
Insurance assignments	11,876,836	8,915,655	7,324,964
Other investments	25,122	6,533	-
Short-term investments, principally gains on sale of mortgage loans	4,976,180	7,594,014	5,072,418
Gross investment income	46,836,078	42,855,455	37,564,975
Investment expenses	(9,253,634)	(8,847,551)	(9,261,235)
Net investment income	$37,582,444	$34,007,904	$28,303,740

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $419,360, $369,632 and $356,369 for the years ended December 31, 2016, 2015 and 2014, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,269,121 and $8,815,542 at December 31, 2016 and 2015, respectively. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

Real Estate

The Company continues to strategically deploy resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business segments in the form of acquisition, development and mortgage foreclosures. The Company reports real estate held for investment pursuant to the accounting policy discussed in Note 1 and Note 16 of the Notes to Consolidated Financial Statements.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

The Company currently owns and operates 13 commercial properties in 7 states. These properties include industrial warehouses, office buildings, retail centers and includes the redevelopment and expansion of its corporate campus in Salt Lake City Utah. The assets are primarily held without debt; however, the Company does use debt in strategic cases to leverage established yields or to acquire higher quality or different class of asset.

The following is a summary of the Company's investment in commercial real estate for the periods presented:

	Net Ending Balance				Total Square Footage
	December 31				December 31
	2016		2015		2016	2015
Arizona	$450,538	(1)	$463,774	(1)	16,270	16,270
Arkansas	100,369		-		3,200	-
Kansas	12,450,297		11,537,335		222,679	222,679
Louisiana	518,700		-		7,063	-
Mississippi	3,818,985		-		33,821	-
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	3,734,974		3,768,542		23,470	23,470
Utah	47,893,073	(2)	17,403,746		433,244	253,244

	$68,973,936		$33,180,397		739,747	515,663

__________________
(1) Includes Vacant Land
(2) Includes 53rd Center to be completed in July 2017.

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

As of December 31, 2016, SNRE manages 129 residential properties in 8 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village, in Sandy Utah.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

The following is a summary of the Company's investment in residential real estate for the periods presented:

	Net Ending Balance
	December 31
	2016	2015
Arizona	$742,259	$944,614
California	5,848,389	6,158,253
Colorado	364,489	553,230
Florida	8,327,355	9,203,624
Illinois	-	165,800
Oklahoma	46,658	99,862
Oregon	-	120,000
South Carolina	-	823,872
Texas	1,091,188	1,198,860
Utah	59,485,466	62,117,738
Washington	286,181	286,182
	$76,191,985	$81,672,035

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 80,000 square feet, or 10% of the overall commercial real estate holdings.

As of December 31, 2016, real estate owned and occupied by the company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
5300 South 360 West, Salt Lake City, UT (1)	Corporate Offices, Life Insurance and Cemetery/Mortuary Operations	36,000	100%
5201 Green Street, Salt Lake City, UT	Mortgage Operations	36,899	34%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	5,522	27%

________________
(1) This asset is included in property and equipment on the Consolidated Balance Sheet

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2016, the Company has 42%, 14%, 9%, 8% and 7% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida and Nevada, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,748,783 and $1,848,120 at December 31, 2016 and 2015, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans
Years Ended December 31

	Commercial	Residential	Residential Construction	Total
2016
Allowance for credit losses:
Beginning balance	$187,129	$1,560,877	$100,114	$1,848,120
Charge-offs	-	(420,135)	-	(420,135)
Provision	-	320,798	-	320,798
Ending balance	$187,129	$1,461,540	$100,114	$1,748,783

Ending balance: individually evaluated for impairment	$-	$187,470	$-	$187,470

Ending balance: collectively evaluated for impairment	$187,129	$1,274,070	$100,114	$1,561,313

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$51,536,622	$58,593,622	$40,800,117	$150,930,361

Ending balance: individually evaluated for impairment	$202,992	$2,916,538	$64,895	$3,184,425

Ending balance: collectively evaluated for impairment	$51,333,630	$55,677,084	$40,735,222	$147,745,936

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

2015
Allowance for credit losses:
Beginning balance	$187,129	$1,715,812	$100,114	$2,003,055
Charge-offs	-	(123,942)	-	(123,942)
Provision	-	(30,993)	-	(30,993)
Ending balance	$187,129	$1,560,877	$100,114	$1,848,120

Ending balance: individually evaluated for impairment	$-	$305,962	$-	$305,962

Ending balance: collectively evaluated for impairment	$187,129	$1,254,915	$100,114	$1,542,158

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$33,522,978	$46,020,490	$34,851,557	$114,395,025

Ending balance: individually evaluated for impairment	$-	$3,087,161	$93,269	$3,180,430

Ending balance: collectively evaluated for impairment	$33,522,978	$42,933,329	$34,758,287	$111,214,594

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented.

	Age Analysis of Past Due Mortgage Loans Years Ended December 31
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Process of Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
2016
Commercial	$-	$-	$-	$202,992	$202,992	$51,333,630	$51,536,622	$(187,129)	$51,349,493
Residential	964,960	996,779	1,290,355	1,626,183	4,878,277	53,715,345	58,593,622	(1,461,540)	57,132,082
Residential Construction	-	-	64,895	-	64,895	40,735,222	40,800,117	(100,114)	40,700,003

Total	$964,960	$996,779	$1,355,250	$1,829,175	$5,146,164	$145,784,197	$150,930,361	$(1,748,783)	$149,181,578

2015
Commercial	$-	$-	$-	$-	$-	$33,522,978	$33,522,978	$(187,129)	$33,335,849
Residential	1,162,102	884,143	2,212,993	3,087,161	7,346,399	38,674,091	46,020,490	(1,560,877)	44,459,613
Residential Construction	-	-	64,895	93,269	158,164	34,693,393	34,851,557	(100,114)	34,751,443

Total	$1,162,102	$884,143	$2,277,888	$3,180,430	$7,504,563	$106,890,462	$114,395,025	$(1,848,120)	$112,546,905

1) There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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

Impaired Loans
Years Ended December 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2016
With no related allowance recorded:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	-	-	-	-	-
Residential construction	64,895	64,895	-	64,895	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,916,538	2,916,538	374,501	2,916,538	-
Residential construction	-	-	-	-	-

Total:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	2,916,538	2,916,538	374,501	2,916,538	-
Residential construction	64,895	64,895	-	64,895	-

2015
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	93,269	93,269	-	93,269	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	3,087,161	3,087,161	305,962	3,087,161	-
Residential construction	93,269	93,269	-	93,269	-

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
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

The Company's performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity
Years Ended December 31

	Commercial		Residential		Residential Construction		Total
	2016	2015	2016	2015	2016	2015	2016	2015

Performing	$51,333,630	$33,522,978	$55,677,084	$40,720,336	$40,735,222	$34,693,393	$147,745,936	$108,936,707
Non-performing	202,992	-	2,916,538	5,300,154	64,895	158,164	3,184,425	5,458,318

Total	$51,536,622	$33,522,978	$58,593,622	$46,020,490	$40,800,117	$34,851,557	$150,930,361	$114,395,025

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $172,000 and $268,000 as of December 31, 2016 and 2015, respectively.

The following is a summary of mortgage loans on a non-accrual status for the periods presented.

	Mortgage Loans on Non-accrual Status
	Years Ended December 31
	2016	2015
Commercial	$202,992	$-
Residential	2,916,538	5,300,154
Residential construction	64,895	158,164
Total	$3,184,425	$5,458,318

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans on real estate and construction loans held for investment by category as of December 31, 2016 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2017	2018-2021	Thereafter
Residential	$58,593,622	$6,115,360	$11,916,728	$40,561,534
Residential Construction	40,800,117	32,504,143	8,295,974	-
Commercial	51,536,622	26,697,442	20,682,311	4,156,869
Total	$150,930,361	$65,316,945	$40,895,013	$44,718,403

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

2) Investments (Continued)

Loan Loss Reserve

When a repurchase demand corresponding to a mortgage loan previously sold to a third party investor is received from a third-party investor, the relevant data is reviewed and captured so that an estimated future loss can be calculated. The key factors that are used in the estimated loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third-party investor without having to make any payments to the investor.

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	December 31
	2016	2015
Balance, beginning of period	$2,805,900	$1,718,150
Provisions for losses	4,688,754	6,295,043
Charge-offs and settlements	(6,866,921)	(5,207,293)
Balance, at December 31	$627,733	$2,805,900

The Company believes the loan loss reserve represents probable loan losses incurred as of the balance sheet date. Actual loan loss experience could change, in the near-term, from the established reserve based upon claims that could be asserted by third party investors. SecurityNational Mortgage believes there is potential to resolve any alleged claims by third party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third-party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

3) Receivables

Receivables consist of the following:

	December 31
	2016	2015
Trade contracts	$15,978,930	$12,855,595
Receivables from sales agents	4,016,393	3,280,423
Held in Escrow – Southern Security	107,388	245,088
Other	1,122,890	1,345,690
Total receivables	21,225,601	17,726,796
Allowance for doubtful accounts	(2,355,482)	(1,700,696)
Net receivables	$18,870,119	$16,026,100

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

4) Value of Business Acquired and Goodwill

Information with regard to value of business acquired is as follows:

	December 31
	2016	2015
Balance at beginning of year	$8,743,773	$8,547,627
Value of business acquired	-	1,473,272
Imputed interest at 7%	45,762	590,108
Amortization	(1,219,235)	(1,867,234)
Net amortization charged to income	(1,173,473)	(1,277,126)
Balance at end of year	$7,570,300	$8,743,773

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,119,000, $1,041,000, $966,000, $899,000, and $835,000 for the years 2017 through 2021. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2016, value of business acquired is being amortized over a weighted average life of 5.4 years.

Information with regard to goodwill acquired is as follows:

	December 31
	2016	2015
Balance at beginning of year	$2,765,570	$2,765,570
Goodwill acquired	-	-
Other	-	-

Balance at end of year	$2,765,570	$2,765,570

Goodwill is not amortized but tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill.

5) Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2016	2015
Land and buildings	$9,155,665	$13,126,195
Furniture and equipment	19,548,521	16,613,862
	28,704,186	29,740,057
Less accumulated depreciation	(19,912,664)	(18,298,397)
Total	$8,791,522	$11,441,660

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $2,182,724, $2,183,496 and $2,177,165, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

6) Bank and Other Loans Payable

Bank loans payable are summarized as follows:

	December 31
	2016	2015

1.65% above the monthly LIBOR rate (0.625% at December 31, 2016) note payable in monthly installments of $13,741 including principal and interest, collateralized by real property with a book value of approximately $498,000, due November 2017.	$147,346	$312,240

Mark to market of interest rate swaps (discussed below) adjustment	3,308	13,947

6.50% note payable in monthly installments of $1,702 including principal and interest, collateralized by real property with a book value of approximately $278,000, due October 2041.	251,072	-

2.25% above the monthly LIBOR rate (0.625% at December 31, 2016) plus 1/16th of the monthly LIBOR rate note payable in monthly principal payments of $13,167 plus interest, collateralized by real property with a book value of approximately $4,564,000, due October 2021.	3,133,787	3,260,266

3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due January 2018.	1,093,349	2,062,512

4.27% note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due November 2021.	2,904,354	-

4.40% note payable in monthly installments of $46,825 including principal and interest, collateralized by real property with a book value of approximately $12,060,000, due January 2026.	7,927,526	8,135,438

4.329% note payable in monthly installments of $9,775 including principal and interest, collateralized by real property with a book value of approximately $3,048,000, due September 2025.	1,992,056	2,020,993

2.5% above the monthly LIBOR rate (0.625% at December 31, 2016) plus 1/16th of the monthly LIBOR rate construction loan payable, collateralized by real property with a book value of approximately $31,835,000, due August 2019.	8,777,941	-

2.60% above 90 day LIBOR rate (0.99789% at December 31, 2016) note payable in monthly installments of approximately $123,800, collateralized by real property with a book value of approximately $35,798,000, due October 2019.	27,377,114	24,933,346

Other collateralized bank loans payable	109,734	169,212
Other notes payable	961	961
Total bank and other loans	53,718,548	40,908,915

Less current installments	2,755,443	29,638,052
Bank and other loans, excluding current installments	$50,963,105	$11,270,863

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
Years Ended December 31, 2016, 2015 and 2014

6) Bank and Other Loans Payable (Continued)

In the event the swap is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the bank loan it hedged. In the event of early extinguishment of the hedged bank loan, any realized or unrealized gain or loss from the hedging swap would be recognized in income coincident with the extinguishment.

At December 31, 2016 and 2015, the fair value of the interest rate swap was an unrealized loss of $3,308 and $13,947, respectively, and was computed based on the underlying variable Libor rate plus 1.65%, or 2.65% per annum. The unrealized loss resulted in a derivative liability of $3,308 and $13,947 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2016 and 2015 was $10,639 and $17,423, respectively. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (3.00% at December 31, 2016), secured by the capital stock of Security National Life and maturing September 30, 2017, renewable annually. At December 31, 2016, the Company was contingently liable under a standby letter of credit aggregating $560,350, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program and under a standby letter of credit aggregating $48,220 issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2016, there were no amounts outstanding under the revolving line-of-credit.

The Company has a $2,500,000 revolving line-of-credit with a bank with interest payable at the overnight LIBOR rate plus 2.25% (2.9375% at December 31, 2016) maturing September 14, 2017. At December 31, 2016, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency relating to claims filed in states where SecurityNational Mortgage is licensed. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2016, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2017	$2,755,443
2018	1,539,638
2019	36,128,905
2020	1,066,254
2021	3,436,591
Thereafter	8,791,717
Total	$53,718,548

Interest expense in 2016, 2015 and 2014 was $5,111,868, $4,458,612 and $2,994,429, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

7) Cemetery and Mortuary Endowment Care and Pre‑need Merchandise Funds

State law requires the Company to pay into endowment care trusts a portion of the proceeds from the sale of certain cemetery property interment rights for cemeteries that have established an endowment care trust. These endowment care trusts are defined as variable interest entities pursuant to generally accepted accounting principles. Also, management has determined that the Company is the primary beneficiary of these trusts, as it absorbs both a majority of the losses and returns associated with the trusts. The Company has consolidated cemetery endowment care trust investments with a corresponding amount recorded as Cemetery Perpetual Care Obligation in the accompanying consolidated balance sheets.

The components of the cemetery perpetual care obligation are as follows:

	December 31
	2016	2015
Trust investments, at market value	$4,131,885	$2,848,759
Note receivables from Cottonwood Mortuary
Singing Hills Cemetery and Memorial Estates eliminated in consolidation	1,725,714	1,780,618
Total trust assets	5,857,599	4,629,377
Cemetery perpetual care obligation	(3,598,580)	(3,465,771)
Fair value of trust assets in excess of trust obligations	$2,259,019	$1,163,606

The Company has also established certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales.

Assets in the restricted asset account are summarized as follows:
	December 31
	2016	2015
Cash and cash equivalents	$8,070,972	$7,206,863
Mutual funds	645,241	596,994
Fixed maturity securities	8,775	8,775
Equity securities	91,362	89,450
Participating in mortgage loans with Security National Life	1,575,044	1,457,720
Total	$10,391,394	$9,359,802

A surplus note receivable in the amount of $4,000,000 at December 31, 2016 and 2015, from Security National Life, was eliminated in consolidation.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

8) Income Taxes

The Company's income tax liability (benefit) is summarized as follows:

	December 31
	2016	2015
Current	$(1,511,762)	$(215,366)
Deferred	29,416,056	25,267,425
Total	$27,904,294	$25,052,059

Significant components of the Company's deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2016	2015
Assets
Future policy benefits	$(10,243,465)	$(8,023,302)
Loan loss reserve	(288,590)	(1,163,700)
Unearned premium	(1,519,722)	(1,610,684)
Available for sale securities	(51,266)	(150,984)
Net operating loss	(1,531,160)	(588,537)
Deferred compensation	(2,225,208)	(1,994,927)
Deposit obligations	(1,033,580)	(1,026,984)
Other	(1,805,260)	(2,242,029)
Less: Valuation allowance	4,262,549	5,276,431
Total deferred tax assets	(14,435,702)	(11,524,716)

Liabilities
Deferred policy acquisition costs	18,150,517	14,838,604
Basis difference in property and equipment	10,749,036	9,375,146
Value of business acquired	2,573,902	2,972,883
Deferred gains	9,290,123	6,902,888
Trusts	1,599,657	1,599,657
Tax on unrealized appreciation	1,488,523	1,102,963
Total deferred tax liabilities	43,851,758	36,792,141
Net deferred tax liability	$29,416,056	$25,267,425

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.

The valuation allowance decreased $1,013,882 and $-0- during the years ended December 31, 2016 and 2015, respectively.

The Company paid $2,667,918, $2,716,161 and $408,939 in income taxes for the years ended December 31, 2016, 2015 and 2014, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

8) Income Taxes (Continued)

The Company's income tax expense (benefit) is summarized as follows for the years ended December 31:

	2016	2015	2014
Current
Federal	$1,138,196	$2,423,846	$1,532,539
State	245,764	412,175	121,124
	1,383,960	2,836,021	1,653,663

Deferred
Federal	4,573,337	4,478,974	2,827,580
State	503,562	430,953	417,420
	5,076,899	4,909,927	3,245,000

Total	$6,460,859	$7,745,948	$4,898,663

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2016	2015	2014
Computed expense at statutory rate	$7,051,723	$7,216,433	$4,393,785
State tax expense, net of federal tax benefit	494,555	556,464	355,439
Change in valuation allowance	(1,013,882)	-	(316,632)
Other, net	(71,537)	(26,949)	466,071
Tax expense	$6,460,859	$7,745,948	$4,898,663

At December 31, 2016, the Company had no significant unrecognized tax benefits. As of December 31, 2016, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2013 through 2016 are subject to examination by taxing authorities.

9) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2016 and 2015. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $110,000 (unaudited) and approximately $1,468,935,000 (unaudited) at December 31, 2016 and 2015, respectively. The Company terminated its participation in Servicemembers' Group Life Insurance in 2016 causing this assumed insurance in force amount to decrease.

Reinsurance Agreement with North America Life Insurance Company

On May 8, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a paid-up business offer under a coinsurance agreement that was effective December 1, 2010 to reinsure certain life insurance policies from North America Life Insurance Company ("North America Life"). Pursuant to the paid-up business offer, North America Life ceded and transferred to Security National Life all contractual obligations and risks under the coinsured policies. Security National Life paid a ceding commission to North America Life in the amount of $281,908. As a result of the ceding commission, North America Life transferred $8,900,282 of cash and $9,182,190 in statutory reserves, or liabilities, to Security National Life.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

9) Reinsurance, Commitments and Contingencies (Continued)

Reinsurance Agreement with American Republic Insurance Company

On February 11, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a coinsurance agreement to reinsure certain life insurance policies from American Republic Insurance Company ("American Republic").  The policies were previously reinsured by North America Life under a coinsurance agreement between World Insurance Company ("World Insurance") and North America Life that was entered into on July 22, 2009, which was subsequently commuted.  World Insurance was subsequently purchased by and merged into American Republic.  The current coinsurance agreement is now between Security National Life and American Republic and became effective on January 1, 2015.  As part of the coinsurance agreement, American Republic transferred all contractual obligations and risks to Security National Life and Security National Life took control of $15,004,771 of assets in a trust account held by Texas Capital Bank as the trustee. The assets have subsequently been moved to a trust account held by Zions Bank as the trustee.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The amounts expensed for loan losses in years ended December 31, 2016 and 2015 were $4,689,000 and $6,295,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2016 and 2015, the balances were $628,000 and $2,806,000, respectively.

Settlement of Investigation by U.S. Department of Justice and the Office of the Inspector General for the U.S. Department of Housing and Urban Development (HUD) of Certain FHA-Insured Mortgage Loans Originated

On September 30, 2016, the Company, through its wholly owned subsidiary, SecurityNational Mortgage, announced the execution of a settlement agreement with the U.S. Department of Justice and the United States Attorney's Office in connection with the origination and underwriting by SecurityNational Mortgage of certain Federal Housing Administration (FHA) insured loans.  SecurityNational Mortgage, like many other high volume FHA-approved lenders, was being reviewed by the U.S. Department of Justice and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (HUD) for loan origination activities that occurred as long as nine years ago.

Without any admission of liability and in order to avoid the extended distractions and expenses associated with protracted litigation, SecurityNational Mortgage made a business decision to resolve this matter.  Pursuant to the settlement agreement, SecurityNational Mortgage was required to make a payment in the amount of $4,250,000 to the U.S. Department of Justice, which payment was made on October 4, 2016. SecurityNational Mortgage continues to be able to originate FHA-insured mortgage loans and participate fully in all FHA programs as this settlement agreement does not affect SecurityNational Mortgage's status with the Department of Housing and Urban Development.  In addition, this settlement does not include any allegations or findings against any particular individuals, such as officers, directors, employees or agents of SecurityNational Mortgage.

Mortgage Loan Loss Litigation

Lehman Brothers and Aurora Loan Services Litigation - Utah

On April 15, 2005, SecurityNational Mortgage entered into a Loan Purchase Agreement with Lehman Brothers Bank, FSB ("Lehman Bank") which agreement incorporated a Seller's Guide.  Pursuant to the Loan Purchase Agreement, Lehman Bank purchased mortgage loans from time to time from SecurityNational Mortgage.  Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage contained alleged misrepresentations and early payment defaults.  As a result, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such Loans under the Loan Purchase Agreement. SecurityNational Mortgage disagreed with these claims.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services LLC ("Aurora").  Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora for certain amounts of actual losses, as defined, that Lehman Bank and Aurora may incur on account of the alleged breaches and early payment defaults pertaining to certain identified loans. A reserve account was set up to cover said losses.  From the time the reserve account was established, approximately $4,300,000 was taken from the reserve account to indemnify Lehman Bank and Aurora for alleged losses.  On March 28, 2011, Aurora Bank FSB (formerly known as Lehman Brothers Bank, FSB) ("Aurora Bank") and Aurora allegedly assigned certain rights and remedies under the Indemnification Agreement to Lehman Brothers Holdings, Inc. ("Lehman Holdings").

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

9) Reinsurance, Commitments and Contingencies (Continued)

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank and Aurora in the United States District Court, Utah, which was assigned to Judge David Nuffer.  The allegations in the complaint included breach of the Indemnification Agreement.  SecurityNational Mortgage claimed it was entitled to a judgment of approximately $4,000,000 against Aurora Bank, as well as Aurora to the extent of its involvement, for payments which should not have been taken from the reserve account.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint in the United States District Court, Utah against SecurityNational Mortgage. The case was assigned to Judge Ted Stewart. The complaint alleged claims for damages for breach of contract and breach of warranty pursuant to the Loan Purchase Agreement, as well as alleged early payment default loans, and initially claimed damages in excess of $5,000,000.  Lehman Holdings further alleged that Aurora Bank sold mortgage loans to it and assigned contractual rights and remedies.  SecurityNational Mortgage strongly disagreed with the claims in Lehman Holdings' complaint.

On November 29, 2016, Judge Nuffer entered a judgment in favor of SecurityNational Mortgage Company, jointly and severally against Aurora Commercial Corporation (successor by merger to Aurora Bank), Aurora Bank and Aurora. The amount of the judgment was $3,892,974 principal, plus interest through May 31, 2014 in the amount of $1,674,240, plus interest for each day after May 31, 2014 until judgment (dated November 29, 2016) at the rate of $960 per diem.

In December 2016, the cases before Judge Nuffer and Judge Stewart were settled. Final settlement agreements were executed on December 20, 2016, which were effective as of December 9, 2016. Under the terms of the settlement, payments were made by Aurora Commercial to SecurityNational Mortgage, and by SecurityNational Mortgage to Lehman Holdings. The net result of the settlement involving both of the Utah cases was that $2,125,000 more was paid to Lehman Holdings. Additionally, the release agreed to by the parties covered claims arising from the sale of mortgage loans by SecurityNational Mortgage to Aurora Bank or Lehman Holdings that were included in the Utah cases.

Lehman Brothers Litigation – Delaware and New York

In January 2014, Lehman Holdings entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims asserted by Fannie Mae against Lehman Holdings that were based on alleged breaches of certain representations and warranties by Lehman Holdings.  Lehman Holdings had acquired these loans from Aurora Bank, which in turn purchased the loans from residential mortgage loan originators, including SecurityNational Mortgage.  A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014.

Lehman Holdings filed a motion in May 2014 with the U.S. Bankruptcy Court of the Southern District of New York to require the mortgage loan originators, including SecurityNational Mortgage, to engage in non-binding mediations of its alleged indemnification claims against the mortgage loan originators relative to the Fannie Mae and Freddie Mac settlements with Lehman Holdings.  The mediation was not successful in resolving any issues between SecurityNational Mortgage and Lehman Holdings.

On January 26, 2016, SecurityNational Mortgage filed a declaratory judgment action against Lehman Holdings in the Superior Court for the State of Delaware.  In the Delaware action, SecurityNational Mortgage asserted its right to obtain a declaration of rights in that there are allegedly millions of dollars in dispute with Lehman Holdings pertaining to approximately 136 loans.  SecurityNational Mortgage sought declaratory judgment as to its rights as it contends that it has no liability to Lehman Holdings as a result of Lehman Holdings' settlements with Fannie Mae and Freddie Mac.  Lehman Holdings filed a motion in the Delaware court seeking to stay or dismiss the declaratory judgment action.  On August 24, 2016, the Court ruled that it would exercise its discretion to decline jurisdiction over the action and granted Lehman Holdings' motion to dismiss.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

9) Reinsurance, Commitments and Contingencies (Continued)

On February 3, 2016, Lehman Holdings filed an adversary proceeding against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York seeking a declaration of rights similar in nature to the declaration that SecurityNational Mortgage sought in its Delaware lawsuit, and for damages relating to the defendants' obligations under indemnification provisions of the alleged agreements, in amounts to be determined at trial, including interest, attorneys' fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants.  A Case Management Order ("CMO") was entered on November 1, 2016.  On December 27, 2016, pursuant to the CMO, Lehman Holdings filed a Second Amended Complaint against SecurityNational Mortgage.  The case is presently in a motion period and no Answer is required to be filed by SecurityNational Mortgage pending further order of the Court.  SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend such position.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2016, are approximately as follows:
Years Ending
December 31
2017	$6,556,093
2018	4,121,399
2019	2,583,941
2020	1,151,873
2021	496,713
Total	$14,910,019

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2016, 2015, and 2014 was approximately $7,879,000, $7,199,000 and $5,589,000, respectively.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2016, the Company's commitments were approximately $56,422,000, for these loans of which $40,800,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2016, $416,576 of reserves was established related to such insurance programs versus $834,855 at December 31, 2015.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

9) Reinsurance, Commitments and Contingencies (Continued)

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

10) Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan ("ESOP") for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors.

The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, the ESOP held 500,450 shares of Class A and 265,623 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $18,000, $18,000 and $17,500 for the years 2016, 2015 and 2014, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a "Safe Harbor" Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee's total annual compensation and matched 50% of 4% to 5% of an employee's annual compensation. The match was in Company stock. The Company's contribution for the years ended December 31, 2016, 2015 and 2014 was $1,429,962, $1,197,236 and $899,850, respectively under the "Safe Harbor" plan.

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company did not make any contributions for 2016, 2015 and 2014.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

10) Retirement Plans (Continued)

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $511,443, $999,961 and $833,183 during the years ended December 31,  2016, 2015 and 2014, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $3,776,368 and $3,264,925 as of December 31, 2016 and 2015, respectively and is included in "Other liabilities and accrued expenses" on the Consolidated Balance Sheet.

On December 31, 2015, J. Lynn Beckstead, Jr., who served as Vice President of Mortgage Operations and President of SecurityNational Mortgage, retired from the Company. Under the terms of the employment agreement that the Company, through its wholly owned subsidiary, SecurityNational Mortgage, had entered into with Mr. Beckstead, Mr. Beckstead is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his current rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments are paid monthly during the ten-year period. In determining Mr. Beckstead's current rate of compensation, stock option grants and incentive or similar bonuses are not included. In the event Mr. Beckstead dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The Company expensed $148,557, $320,039 and $154,817 during the years ended December 31, 2016, 2015 and 2014, respectively, to cover the present value of the retirement benefits under the employment agreement. The company paid $133,842 in retirement compensation to Mr. Beckstead during the year ended December 31, 2016. The liability accrued was $1,109,277 and $1,093,720 as of December 31, 2016 and 2015, respectively and is included in "Other liabilities and accrued expenses" on the Consolidated Balance Sheet.

11)            Capital Stock

The Company has one class of preferred stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. The preferred stock is non-voting.

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

Stockholders of both Class A and Class C common stock have received 5% stock dividends in the years 1990 through 2016, as authorized by the Company's Board of Directors.

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
Years Ended December 31, 2016, 2015 and 2014

11) Capital Stock (Continued)

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

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2016:

	Class A	Class C (1)
Balance at December 31, 2013	11,807,287	1,330,191

Exercise of stock options	54,412	-
Stock dividends	595,020	66,384
Reverse stock split true up	-	15
Conversion of Class C to Class A	2,521	(2,521)

Balance at December 31, 2014	12,459,240	1,394,069

Exercise of stock options	23,961	241,652
Stock dividends	624,483	75,335
Conversion of Class C to Class A	1,416	(1,416)

Balance at December 31, 2015	13,109,100	1,709,640

Exercise of stock options	42,634	104,975
Stock dividends	657,919	96,967
Conversion of Class C to Class A	9,353	(9,353)

Balance at December 31, 2016	13,819,006	1,902,229
_______________________

(1) Class C shares have been retroactively adjusted for the effect of the 1-for-10 reverse stock split that was approved by the stockholders in 2014.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

11) Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2016	2015	2014
Numerator:
Net earnings	$14,279,504	$13,478,857	$8,024,233

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,806,290	14,439,274	13,893,260

Effect of dilutive securities
Employee stock options	320,914	512,559	451,215
Dilutive potential common shares	320,914	512,559	451,215

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	15,127,204	14,951,833	14,344,475

Basic earnings per share	$0.96	$0.93	$0.58
Diluted earnings per share	$0.94	$0.90	$0.56

12)             Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $343,577, $387,608 and $391,220 has been recognized under these plans for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total unrecognized compensation expense related to the options issued in December 2016 was $374,914, which is expected to be recognized over the vesting period of one year.

The weighted-average fair value of each option granted in 2016 under the 2013 Plan, is estimated at $2.17 for the December 21, 2016 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 54.42%, risk-free interest rate of 1.99%, and an expected term of 5.31 years.

The weighted-average fair value of each option granted in 2016 under the 2014 Director Plan, is estimated at $2.41 for the December 7, 2016 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 54.60%, risk-free interest rate of 1.93%, and an expected term of 5.31 years.

The weighted-average fair value of each option granted in 2016 under the 2013 Plan and the 2014 Director Plan, is estimated at $1.89 for the December 2, 2016 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 47.05%, risk-free interest rate of 1.78%, and an expected term of 4.33 years.

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
Years Ended December 31, 2016, 2015 and 2014

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

The weighted-average fair value of each option granted in 2014 under the 2013 Plan is estimated at $1.74 for the July 2, 2014 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 57.77%, risk-free interest rate of 1.79%, and an expected term of 5.32 years.

The Company generally estimates the expected life of the options based upon the contractual term of the options adjusted for actual experience. Future volatility is estimated based upon the weighted historical volatility of the Company's Class A common stock over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

12) Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:
	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	405,133	$2.41	508,657	$2.00
Adjustment for the effect of stock dividends	24,446		32,934
Granted	173,500		150,000
Exercised	(59,713)		-
Cancelled	(30,571)		-

Outstanding at December 31, 2014	512,795	$3.20	691,591	$2.54
Adjustment for the effect of stock dividends	29,335		27,497
Granted	133,500		100,000
Exercised	(26,850)		(241,652)
Cancelled	(30,519)		-

Outstanding at December 31, 2015	618,261	$3.89	577,436	$3.54
Adjustment for the effect of stock dividends	35,346		26,491
Granted	133,500		80,000
Exercised	(42,634)		(127,629)
Cancelled	(2,500)		-

Outstanding at December 31, 2016	741,973	$4.33	556,298	$4.52

Exercisable at end of year	601,731	$3.78	472,298	$4.02

Available options for future grant	253,432		-

Weighted average contractual term of options outstanding at December 31, 2016	7.37 years		2.67 years

Weighted average contractual term of options exercisable at December 31, 2016	6.77 years		2.27 years

Aggregated intrinsic value of options outstanding at December 31, 2016 (1)	$1,452,902		$1,079,136

Aggregated intrinsic value of options exercisable at December 31, 2016 (1)	$1,452,574		$1,079,136

____________________
(1) The Company used a stock price of $6.19 as of December 31, 2016 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2016 and 2015 was $670,959 and $1,190,879, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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

Statutory net income and capital and surplus of the Company's insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net Income			Capital and Surplus
	2016	2015	2014	2016	2015
Amounts by insurance subsidiary:
Security National Life Insurance Company	$2,601,408	$3,478,338	$5,137,208	$36,789,358	$32,771,066

First Guaranty Insurance Company	174,562	-	-	4,091,847	-

Memorial Insurance Company of America	460	49	415	1,081,319	1,082,059

Southern Security Life Insurance Company, Inc.	889	491	467	1,592,440	1,590,605

Trans-Western Life Insurance Company	1,203	(52)	1,304	500,333	499,130

Total	$2,778,522	$3,478,826	$5,139,394	$44,055,297	$35,942,860

The Utah, Arkansas, Louisiana, Mississippi and Texas Insurance Departments impose minimum risk-based capital ("RBC") requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than the first level of regulatory action as of December 31, 2016.

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $44,055,297 at December 31, 2016, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

14) Business Segment Information
	2016
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$66,902,126	$12,267,640	$184,015,202	$-	$263,184,968
Net investment income	28,618,485	312,494	8,651,465	-	37,582,444
Realized gains (losses) on investments and other assets	(277,040)	211,429	(110,776)	-	(176,387)
Other than temporary impairments	(270,358)	-	-	-	(270,358)
Other revenues	632,260	88,676	6,166,813	-	6,887,749
Intersegment revenues:
Net investment income	7,119,692	691,876	327,778	(8,139,346)	-
Total revenues	102,725,165	13,572,115	199,050,482	(8,139,346)	307,208,416
Expenses:
Death and other policy benefits	33,387,380	-	-	-	33,387,380
Increase in future policy benefits	21,476,432	-	-	-	21,476,432
Amortization of deferred policy and preneed acquisition costs and value of business acquired	7,647,097	356,078	-	-	8,003,175
Depreciation	596,827	390,362	1,195,535	-	2,182,724
General, administrative and other costs:
Intersegment	-	148,025	219,974	(367,999)	-
Provision for loan losses	-	-	4,688,754	-	4,688,754
Costs related to funding mortgage loans	-	-	8,756,791	-	8,756,791
Other	29,478,156	10,524,535	162,858,237	1	202,860,929
Interest expense:
Intersegment	781,078	651,046	6,339,224	(7,771,348)	-
Other	1,654,264	282,878	3,174,726	-	5,111,868
Total benefits and expenses	95,021,234	12,352,924	187,233,241	(8,139,346)	286,468,053
Earnings before income taxes	$7,703,931	$1,219,191	$11,817,241	$-	$20,740,363
Income tax expense	(1,953,167)	-	(4,507,692)	-	(6,460,859)
Net earnings	$5,750,764	$1,219,191	$7,309,549	$-	$14,279,504

Identifiable assets	$821,097,220	$99,611,263	$74,170,647	$(140,874,459)	$854,004,671

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$532,958	$723,445	$2,310,108	$-	$3,566,511

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

14) Business Segment Information (Continued)

	2015
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$58,883,721	$11,502,045	$173,252,834	$-	$243,638,600
Net investment income	25,297,486	450,854	8,259,564	-	34,007,904
Realized gains (losses) on investments and other assets	2,332,456	387,316	(318,413)	-	2,401,359
Other than temporary impairments	(413,714)	-	(191,716)	-	(605,430)
Other revenues	824,759	146,831	4,150,217	-	5,121,807
Intersegment revenues:
Net investment income	7,615,338	1,155,180	326,822	(9,097,340)	-
Total revenues	94,540,046	13,642,226	185,479,308	(9,097,340)	284,564,240
Expenses:
Death and other policy benefits	33,549,893	-	-	-	33,549,893
Increase in future policy benefits	17,212,001	-	-	-	17,212,001
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,306,781	334,512	-	-	5,641,293
Depreciation	710,733	403,066	1,069,697	-	2,183,496
General, administrative and other costs:
Intersegment	-	156,777	199,244	(356,021)	-
Provision for loan losses	-	-	6,295,043	-	6,295,043
Costs related to funding mortgage loans	-	-	8,864,404	-	8,864,404
Other	27,416,860	10,117,012	147,600,822	(1)	185,134,693
Interest expense:
Intersegment	726,919	1,379,668	6,634,731	(8,741,318)	-
Other	1,151,860	337,632	2,969,120	-	4,458,612
Total benefits and expenses	86,075,047	12,728,667	173,633,061	(9,097,340)	263,339,435
Earnings before income taxes	$8,464,999	$913,559	$11,846,247	$-	$21,224,805
Income tax expense	(3,138,929)	-	(4,607,019)	-	(7,745,948)
Net earnings	$5,326,070	$913,559	$7,239,228	$-	$13,478,857

Identifiable assets	$721,362,741	$101,935,898	$66,743,342	$(140,108,664)	$749,933,317

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$3,024,223	$154,226	$454,241	$-	$3,632,690

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

14) Business Segment Information (Continued)

	2014
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$57,037,623	$11,426,308	$125,109,997	$-	$193,573,928
Net investment income	23,008,489	275,324	5,019,927	-	28,303,740
Realized gains (losses) on investments and other assets	1,208,391	585,543	124,242	-	1,918,176
Other than temporary impairments	(164,240)	-	-	-	(164,240)
Other revenues	682,682	169,464	2,894,867	-	3,747,013
Intersegment revenues:
Net investment income	6,128,389	1,288,856	642,880	(8,060,125)	-
Total revenues	87,901,334	13,745,495	133,791,913	(8,060,125)	227,378,617
Expenses:
Death and other policy benefits	29,789,964	-	-	-	29,789,964
Increase in future policy benefits	18,060,151	-	-	-	18,060,151
Amortization of deferred policy and preneed acquisition costs and value of business acquired	6,561,589	331,389	-	-	6,892,978
Depreciation	644,510	436,390	1,096,265	-	2,177,165
General, administrative and other costs:
Intersegment	24,000	166,079	208,513	(398,592)	-
Provision for loan losses	-	-	3,053,403	-	3,053,403
Costs related to funding mortgage loans	-	-	6,877,069	-	6,877,069
Other	23,045,928	10,245,144	111,319,492	(2)	144,610,562
Interest expense:
Intersegment	725,354	1,481,317	5,454,860	(7,661,531)	-
Other	578,083	421,920	1,994,426	-	2,994,429
Total benefits and expenses	79,429,579	13,082,239	130,004,028	(8,060,125)	214,455,721
Earnings before income taxes	$8,471,755	$663,256	$3,787,885	$-	$12,922,896
Income tax expense	(3,427,254)	-	(1,471,409)	-	(4,898,663)
Net earnings	$5,044,501	$663,256	$2,316,476	$-	$8,024,233

Identifiable assets	$652,348,803	$109,114,226	$52,349,204	$(142,742,671)	$671,069,562

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$660,830	$121,677	$737,936	$-	$1,520,443

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

15) Related Party Transactions

The Company's Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company. The Company and its Board of Directors is unaware of any related party transactions that require disclosure as of December 31, 2016.

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

Cemetery Endowment Care Trust Investments:  A portion of these assets include equity securities that have quoted market prices. Also included are cash and cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

Call and Put Options: The Company uses quoted market prices to value its call and put options.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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

Loan Commitments and Forward Sale Commitments: The Company's mortgage segment enters into loan commitments with potential borrowers and forward sale commitments to sell loans to third-party investors. The Company also uses a hedging strategy for these transactions. A loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after issuance of the loan commitment. Loan commitments are defined to be derivatives under GAAP and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded in current earnings.

The Company estimates the fair value of a loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment net of estimated commission expense. The change in fair value of the underlying mortgage loan is measured from the date the loan commitment is issued and is shown net of related expenses. Following issuance, the value of a mortgage loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company's recent historical data are used to estimate the quantity and value of mortgage loans that will fund within the terms of the commitments.

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
Years Ended December 31, 2016, 2015 and 2014

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

The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial term of 30 years and MSRs backed by mortgage loans with initial term of 15 years. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. MSR amortization is determined by amortizing the balance straight-line over an estimated seven and nine-year life which estimates the proportion to, and over the period of the estimated future net servicing income of the underlying financial assets.

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
Years Ended December 31, 2016, 2015 and 2014

16) Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$10,573,356	$10,573,356	$-	$-
Total securities available for sale	10,573,356	10,573,356	-	-
Restricted assets of cemeteries and mortuaries	736,603	736,603	-	-
Cemetery perpetual care trust investments	698,202	698,202	-	-
Derivatives - loan commitments	3,389,618	-	-	3,389,618
Other investments	1,765,752	-	-	1,765,752

Total assets accounted for at fair value on a recurring basis	$17,163,531	$12,008,161	$-	$5,155,370

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,421,125)	$-	$-	$(49,421,125)
Future policy benefits - annuities	(99,388,662)	-	-	(99,388,662)
Derivatives - bank loan interest rate swaps	(3,308)	-	-	(3,308)
- call options	(109,474)	(109,474)	-	-
- put options	(26,494)	(26,494)	-	-
- loan commitments	(102,212)	-	-	(102,212)

Total liabilities accounted for at fair value on a recurring basis	$(149,051,275)	$(135,968)	$-	$(148,915,307)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Loan Commitments	Bank Loan Interest Rate Swaps	Other Investments

Balance - December 31, 2015	$(50,694,953)	$(69,398,617)	$3,333,091	$(13,947)	$1,174,769

Purchases		(30,294,480)			600,000

Total Losses (Gains):

Included in earnings	1,273,828	304,435	(45,685)	-

Included in other
comprehensive income (loss)	-	-	-	10,639	(9,017)

Balance - December 31, 2016	$(49,421,125)	$(99,388,662)	$3,287,406	$(3,308)	$1,765,752

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

16) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage loans on real estate	$2,809,925	$-	$-	$2,809,925
Mortgage servicing rights	8,603,154	-	-	8,603,154
Real estate held for investment	2,347,820	-	-	2,347,820

Total assets accounted for at fair value on a nonrecurring basis	$13,760,899	$-	$-	$13,760,899

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis

Non-redeemable preferred stock Common stock	$8,431,090	$8,431,090	$-	$-
Total securities available for sale	8,431,090	8,431,090	-	-
Restricted assets of cemeteries and mortuaries	686,444	686,444	-	-
Cemetery perpetual care trust investments	630,854	630,854	-	-
Derivatives - loan commitments	3,440,758	-	-	3,440,758
Other investments	1,174,769	-	-	1,174,769
Total assets accounted for at fair value on a recurring basis	$14,363,915	$9,748,388	$-	$4,615,527

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,694,953)	$-	$-	$(50,694,953)
Future policy benefits - annuities	(69,398,617)	-	-	(69,398,617)
Derivatives - bank loan interest rate swaps	(13,947)	-	-	(13,947)
- call options	(16,342)	(16,342)	-	-
- put options	(28,829)	(28,829)	-	-
- loan commitments	(107,667)	-	-	(107,667)
Total liabilities accounted for at fair value on a recurring basis	$(120,260,355)	$(45,171)	$-	$(120,215,184)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

16) Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Loan Commitments	Bank Loan Interest Rate Swaps	Other Investments

Balance - December 31, 2014	$(45,310,699)	$(65,540,985)	$1,929,851	$(31,370)	$-

Purchases					1,200,000

Total Losses (Gains):

Included in earnings	(5,384,254)	(3,857,632)	1,403,240	-

Included in other comprehensive income (loss)	-	-	-	17,423	(25,231)

Balance - December 31, 2015	$(50,694,953)	$(69,398,617)	$3,333,091	$(13,947)	$1,174,769

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage loans on real estate	$2,874,468			$2,874,468
Mortgage servicing rights	6,217,551	-	-	6,217,551
Real estate held for investment	95,000	-	-	95,000
Total assets accounted for at fair value on a nonrecurring basis	$9,187,019	$-	$-	$9,187,019

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2016 and 2015. The estimated fair value amounts for December 31, 2016 and 2015 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

16) Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$57,132,082	$-	$-	$61,357,393	$61,357,393
Residential construction	40,700,003	-	-	40,700,003	40,700,003
Commercial	51,349,493	-	-	53,299,800	53,299,800
Mortgage loans, net	$149,181,578	$-	$-	$155,357,196	$155,357,196
Policy loans	6,694,148	-	-	6,694,148	6,694,148
Insurance assignments, net	32,477,246	-	-	32,477,246	32,477,246
Short-term investments	27,560,040	-	-	27,560,040	27,560,040

Liabilities
Bank and other loans payable	$(53,715,240)	$-	$-	$(53,715,240)	$(53,715,240)

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

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013 thru 2016 is determined from pricing of similar loans that were sold in 2014 and 2015.

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
Years Ended December 31, 2016, 2015 and 2014

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

17) Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2016	2015
Unrealized gains (losses) on available for-sale securities	$996,343	$(1,289,508)
Reclassification adjustment for net realized gains in net income	160,575	113,751
Net unrealized gains (losses) before taxes	1,156,918	(1,175,757)
Tax (expense) benefit	(399,228)	404,414
Net	757,690	(771,343)
Potential unrealized gains for derivative bank loans (interest rate swaps) before taxes	10,639	17,423
Tax expense	(4,149)	(6,795)
Net	6,490	10,628
Other comprehensive income (loss) changes	$764,180	$(760,715)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

17) Accumulated Other Comprehensive Income (Continued)

The following is the accumulated balances of other comprehensive income as of December 31, 2016:

	Beginning Balance December 31, 2015	Change for the period	Ending Balance December 31, 2016
Unrealized net gains (losses) on available-for-sale securities and trust investments	$(490,850)	$757,690	$266,840

Unrealized gains (losses) on derivative bank loan interest rate swaps	(8,508)	6,490	(2,018)
Other comprehensive income (loss)	$(499,358)	$764,180	$264,822

The following is the accumulated balances of other comprehensive income as of December 31, 2015:

	Beginning Balance December 31, 2014	Change for the period	Ending Balance December 31, 2015
Unrealized net gains (losses) on available-for-sale securities and trust investments	$280,493	$(771,343)	$(490,850)

Unrealized gains (losses) on derivative bank loan interest rate swaps	(19,136)	10,628	(8,508)
Other comprehensive income (loss)	$261,357	$(760,715)	$(499,358)

The following is the accumulated balances of other comprehensive income as of December 31, 2014:

	Beginning Balance December 31, 2013	Change for the period	Ending Balance December 31, 2014
Unrealized net gains (losses) on available-for-sale securities and trust investments	$346,341	$(65,848)	$280,493

Unrealized gains (losses) on derivative bank loan interest rate swaps	(35,569)	16,433	(19,136)
Other comprehensive income (loss)	$310,772	$(49,415)	$261,357

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

18)	Derivative Instruments

The following table shows the fair value of derivatives as of December 31, 2016 and 2015.

Fair Value of Derivative Instruments
Asset Derivatives					Liability Derivatives
December 31, 2016			December 31, 2015		December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Loan commitments	other assets	$3,389,618	other assets	$3,440,758	Other liabilities	$102,212	Other liabilities	$107,667
Call Options		-		-	Other liabilities	109,474	Other liabilities	16,342
Put Options		-		-	Other liabilities	26,494	Other liabilities	28,829
Interest rate swaps		-		-	Bank loans payable	3,308	Bank loans payable	13,947
Total		$3,389,618		$3,440,758		$241,488		$166,785

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income ("OCI") into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Years ended December 31
Derivative - Cash Flow Hedging Relationships:	2016	2015
Interest Rate Swaps	$10,639	$17,423
Sub Total	10,639	17,423
Tax Effect	4,149	6,795
Total	$6,490	$10,628

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

19) Acquisitions

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

The estimated fair value of the fixed maturity securities and the equity securities is based on unadjusted quoted prices for identical assets in an active market.  These types of financial assets are considered Level 1 under the fair value hierarchy. The estimated fair value of future life, annuity, and other benefits is based on assumptions of the future value of the business acquired. Based on the unobservable nature of certain of these assumptions, the valuation for these financial liabilities is considered to be Level 3 under the fair value hierarchy. The Company determined that the estimated fair value of the remaining assets and liabilities acquired approximated their book values. The fair value of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

19) Acquisitions (Continued)

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of First Guaranty had occurred at the beginning of the years ended December 31, 2016, 2015 and 2014, respectively. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Year Ended December 31 (unaudited)
	2016	2015	2014
Total revenues	$309,345,285	$289,022,238	$231,815,114
Net earnings	$14,014,530	$12,755,125	$7,851,883
Net earnings per Class A equivalent common share	$0.95	$0.88	$0.57
Net earnings per Class A equivalent common share assuming dilution	$0.93	$0.85	$0.55

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

19) Acquisitions (Continued)

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of American Funeral Financial had occurred at the beginning of the years ended December 31, 2016, 2015 and 2014, respectively. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Year Ended December 31 (unaudited)
	2016	2015	2014
Total revenues	$307,208,416	$284,564,240	$229,710,596
Net earnings	$14,279,504	$13,478,857	$8,265,990
Net earnings per Class A equivalent common share	$0.96	$0.93	$0.59
Net earnings per Class A equivalent common share assuming dilution	$0.94	$0.90	$0.58

20) Mortgage Servicing Rights

The following table presents the MSR activity for 2016 and 2015.

	December 31
	2016	2015
Amortized cost:
Balance before valuation allowance at beginning of year	$12,679,755	$7,834,747
MSRs received as proceeds from loan sales	8,603,154	6,217,551
Amortization	(2,410,547)	(1,372,543)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$18,872,362	$12,679,755

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$18,872,362	$12,679,755

Estimated fair value of MSRs at year end	$25,496,832	$13,897,160

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

20) Mortgage Servicing Rights (Continued)

The Company reports these MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements. The following table summarizes the Company's estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2016 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2017	$2,696,052
2018	2,696,052
2019	2,696,052
2020	2,696,052
2021	2,696,052
Thereafter	5,392,104
Total	$18,872,364

During the years ended December 31, 2016, 2015 and 2014, the Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the Consolidated Statement of Earnings:

	2016	2015	2014
Contractual servicing fees	$5,661,699	$3,864,454	$2,641,234
Late fees	203,509	120,241	123,399
Total	$5,865,207	$3,984,695	$2,764,633

The following is a summary of the unpaid principal balances of the servicing portfolio for the periods presented:

	Years Ended December 31
	2016	2015	2014
Servicing UPB	2,720,441,340	1,861,835,430	1,227,249,143

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2016	3.77%	6.52	10.01
December 31, 2015	3.02%	5.24	10.00
December 31, 2014	2.87%	4.96	10.00

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21) Immaterial Error Corrections

Immaterial Error in Accounting for Loan Commitments

This Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2016, includes the restatement of the Company's previously filed consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the fiscal years ended December 31, 2014 and 2015, as well as the revised quarterly results of operations for the periods ending March 31, June 30, and September 30, 2016. The Company will now show the changes in fair value of its loan commitments through current earnings and not as a component of Other Comprehensive Income.  The previous accounting treatment was determined to be an error, and required a change from the methodology employed in prior financial statements.

The Company's management has concluded that including the change in fair value of the Company's loan commitments in current earnings instead of showing the change in Other Comprehensive Income on its financial position and operating results for the quarterly, year-to-date, and annual periods are not material modifications.  Accordingly, the Company has determined that prior financial statements should be corrected, even though such revisions are immaterial with respect to the prior year financial statements.  Furthermore, the Company has determined that correcting prior year financial statements for immaterial changes would not require previously filed reports to be amended.

As a result of this change, total mortgage fee income increased by $1,403,240 and $441,943 for the periods ended December 31, 2015 and December 31, 2014, respectively. Income tax expense increased by $547,263 and $172,358 for the periods ended December 31, 2015 and December 31, 2014, respectively.  Similarly, the Company's net earnings increased by $855,977 and $269,585 for the periods ended December 31, 2015 and December 31, 2014, respectively.  This change did not have an impact on the consolidated total equity, nor did it have an impact on the Company's statement of cash flows.  The effect of these restatements on the Company's 2016 quarterly consolidated statements of operations, as reported on the Form 10-Q reports, are as follows:

Total mortgage fee income increased by $1,340,992, $913,583 and $67,242 for the periods ended March 31, June 30 and September 30, 2016, respectively.  Income tax expense increased by $522,987, $356,297 and $26,224 for the periods ended March 31, June 30 and September 30, 2016, respectively.  Similarly, the Company's net earnings increased by $818,005, $557,286 and $41,018 for the periods ended March 31, June 30 and September 30, 2016.  The effects of the restatements on the Company's balance sheets and statements of cash flows for the restated periods were not material. For the revised quarterly results of operations for the fiscal years ended December 31, 2014, 2015 and 2016, see "Quarterly Financial Data" in Note 22 of this Form 10-K.

The Company believes that presenting all of this information regarding the restated periods in this Annual Report allows investors to review all pertinent data in a single presentation. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Annual Report on Form 10-K, and not on the affected reports or any reports, earnings releases or similar communications relating to those periods.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21) Immaterial Error Corrections (Continued)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	As Filed	Adjustments	Restated	As Filed	Adjustments	Restated
Mortgage fee income	$174,323,452	$1,403,240	$175,726,692	$128,696,998	$441,943	$129,138,941
Total revenues	283,161,000	1,403,240	284,564,240	226,936,674	441,943	227,378,617
Earnings before income taxes	19,821,565	1,403,240	21,224,805	12,480,953	441,943	12,922,896
Income tax expense	(7,198,685)	(547,263)	(7,745,948)	(4,726,305)	(172,358)	(4,898,663)
Net earnings	12,622,880	855,977	13,478,857	7,754,648	269,585	8,024,233
Net earnings per common share (1)	$0.87	$0.06	$0.93	$0.56	$0.02	$0.58
Net earnings per common share assuming dilution (1)	$0.84	$0.06	$0.90	$0.54	$0.02	$0.56

	Year Ended December 31, 2015			Year Ended December 31, 2014
	As Filed	Adjustments	Restated	As Filed	Adjustments	Restated
Net earnings	$12,622,880	$855,977	$13,478,857	$7,754,648	$269,585	$8,024,233
Net unrealized gains (losses) on derivative instruments	866,605	(855,977)	10,628	286,018	(269,585)	16,433
Other comprehensive gain (loss)	95,262	(855,977)	(760,715)	220,170	(269,585)	(49,415)

	As of December 31, 2015			As of December 31, 2014
	As Filed	Adjustments	Restated	As Filed	Adjustments	Restated
Accumulated other comprehensive income, net of taxes	$1,533,828	$(2,033,186)	$(499,358)	$1,438,566	$(1,177,209)	$261,357
Retained earnings	52,021,764	2,033,186	54,054,950	44,101,252	1,177,209	45,278,461

	As of January 1, 2014
	As Filed	Adjustments	Restated
Accumulated other comprehensive income, net of taxes	$1,218,396	$(907,624)	$310,772
Retained earnings	39,666,587	907,624	40,574,211
      _____________
(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

22) Quarterly Financial Data (Unaudited)

	2016 (2)
	Three Months Ended
	March 31 (As Filed)	March 31 (Restated)	June 30 (As Filed)	June 30 (Restated)	September 30 (As Filed)	September 30 (Restated)	December 31
Revenues	$66,014,315	$67,355,307	$81,739,601	$81,312,192	$85,239,768	$84,393,427	$74,147,490
Benefits and expenses	63,163,550	63,163,550	73,758,739	73,758,739	77,427,792	77,427,792	72,117,972
Earnings before income taxes	2,850,765	4,191,757	7,980,862	7,553,453	7,811,976	6,965,635	2,029,518
Income tax expense	(1,057,233)	(1,580,220)	(2,623,575)	(2,456,885)	(2,520,279)	(2,190,206)	(233,548)
Net earnings	1,793,532	2,611,537	5,357,287	5,096,568	5,291,697	4,775,429	1,795,970
Net earnings per common share (1)	$0.12	$0.18	$0.36	$0.35	$0.36	$0.32	$0.12
Net earnings per common share assuming dilution (1)	$0.12	$0.17	$0.35	$0.34	$0.31	$0.31	$0.12

	2015 (2)
	Three Months Ended
	March 31 (As Filed)	March 31 (Restated)	June 30 (As Filed)	June 30 (Restated)	September 30 (As Filed)	September 30 (Restated)	December 31 (As Filed)	December 31 (Restated)
Revenues	$64,049,632	$66,537,523	$76,040,615	$77,292,625	$75,494,686	$74,062,877	$67,576,067	$66,671,215
Benefits and expenses	61,051,248	61,051,248	69,808,663	69,808,663	67,700,286	67,700,286	64,779,238	64,779,238
Earnings before income taxes	2,998,384	5,486,275	6,231,952	7,483,962	7,794,400	6,362,591	2,796,829	1,891,977
Income tax expense	(1,134,681)	(2,104,958)	(2,379,673)	(2,867,957)	(2,904,615)	(2,346,210)	(779,716)	(426,823)
Net earnings	1,863,703	3,381,317	3,852,279	4,616,005	4,889,785	4,016,381	2,017,113	1,465,154
Net earnings per common share (1)	$0.13	$0.24	$0.27	$0.32	$0.34	$0.28	$0.14	$0.10
Net earnings per common share assuming dilution (1)	$0.13	$0.23	$0.26	$0.31	$0.32	$0.26	$0.13	$0.10

	2014 (2)
	Three Months Ended
	March 31 (As Filed)	March 31 (Restated)	June 30 (As Filed)	June 30 (Restated)	September 30 (As Filed)	September 30 (Restated)	December 31 (As Filed)	December 31 (Restated)
Revenues	$45,053,276	$45,502,539	$59,411,730	$60,200,879	$61,725,792	$61,012,516	$60,745,876	$60,662,683
Benefits and expenses	44,887,289	44,887,289	55,224,633	55,224,633	58,348,652	58,348,652	55,995,147	55,995,147
Earnings before income taxes	165,987	615,250	4,187,097	4,976,246	3,377,140	2,663,864	4,750,729	4,667,536
Income tax expense	(27,139)	(202,352)	(1,563,034)	(1,870,803)	(1,239,318)	(961,140)	(1,896,814)	(1,864,368)
Net earnings	138,848	412,898	2,624,063	3,105,443	2,137,822	1,702,724	2,853,915	2,803,168
Net earnings per common share (1)	$0.01	$0.03	$0.19	$0.22	$0.15	$0.12	$0.20	$0.20
Net earnings per common share assuming dilution (1)	$0.01	$0.03	$0.18	$0.22	$0.15	$0.12	$0.20	$0.19

______________
(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.
(2)	Earnings restated – See Note 21 of the Notes to Consolidated Financial Statements for additional information regarding immaterial error in accounting for loan commitments.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that certain disclosure controls and procedures were not effective.

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

Management has identified two material weaknesses in the Company's internal controls over financial reporting during the year ended December 31, 2016.

One of the material weaknesses involved the determination of the fair value of the mortgage banking derivatives of the Company's mortgage subsidiary, SecurityNational Mortgage. SecurityNational Mortgage had used customary mortgage banking hedging strategies to mitigate interest rate risk. The use by SecurityNational Mortgage of interest rate lock commitments and forward sale mandatory delivery commitments are both considered derivatives under Accounting Standards Codification 815, Derivatives and Hedging. Derivatives are complex financial instruments that are required to be recorded at fair value.

During the audit of SecurityNational Mortgage's mortgage banking derivatives, the Company's practice of recording the changes in fair value of mortgage banking derivatives through other comprehensive income was determined to be an error. The changes in fair value of mortgage banking derivatives should have been recorded in current period earnings, which is consistent with current codified accounting standards. Thus, the Company is required to change the way that SecurityNational Mortgage recognizes the changes in fair value of the mortgage banking derivatives in the current audit period, as well as assess the financial statement impact of the change on previously filed Company financial statements.

As a result of such assessment on historical periods, the Company determined that certain previously filed financial statements should be restated for such errors. The Company has changed its policies, procedures, and internal control process documentation to ensure that this method of accounting will be used for the current audit period and certain previously filed financial statements for determining the fair value of the mortgage banking derivatives of SecurityNational Mortgage, to ensure compliance with current codified accounting standards.

The other material weakness within the Company's control system was a material progress bill that was not timely recorded. More specifically, during the audit it was noted that a material progress bill concerning work performed and corresponding retainage from a contractor for a building project was not recorded at the time as an accrued liability on the Company's accounting records. Management believes the Company's current policies and procedures are adequate with respect to significant items for ensuring that in the future accrued liabilities are properly recorded.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the framework in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2016. Based on that assessment management believes that at December 31, 2016, the Company's internal control over financial reporting was not effective for reason of the two material weaknesses noted above.

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

During the fourth quarter of 2016, there were changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The prior immaterial errors were noted in connection with the annual audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2016. Management has corrected these errors in this Form 10-K for the fiscal year ended December 2016. The Annual Report on Form 10-K for the fiscal year ended December 31, 2016, includes the restatement of the Company's previously filed Consolidated Balance Sheets and the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders' Equity and Cash Flows for the fiscal years ended December 31, 2014 and 2015, as well as the revised quarterly results of operations for the periods ended March 31, June 30, and September 30, 2016. See Notes 21 and 22 to the Company's Consolidated Financial Statements for the Years Ended December 31, 2016, 2015 and 2014.

The Company has remediated the material weaknesses described above, including implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The following remediation steps are among the measures currently being implemented at the time of this filing by management: (i) a thorough review of the accounting department to ensure that the areas of responsibilities are properly matched to the staff competences and that the lines of communication and processes are as effective as possible; and (ii) a thorough review of the processes and procedures used in the Company's accounting.

The Company believes the measures described above will remediate the control deficiencies that it has identified and strengthen its internal control over financial reporting. The Company is committed to continuous improvement of its internal control processes and will continue to diligently review its financial reporting controls and procedures.

Item 9B. Other Information

Completion of Acquisition of First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company ("First Guaranty"), to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the Stock Purchase Agreement, dated February 17, 2016, between Security National Life and Reppond Holding, which was later amended on March 4, 2016 and March 17, 2016, Security National Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders.

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

Name	Age	Position with the Company

Scott M. Quist	63	Chairman of the Board, President, Chief Executive Officer and Director

Garrett S. Sill	46	Chief Financial Officer and Treasurer

Jason G. Overbaugh	42	Vice President, National Marketing Director of Life Insurance and Director

S. Andrew Quist	36	Vice President, Associate General Counsel and Director

Jeffrey R. Stephens	63	General Counsel and Corporate Secretary

Stephen C. Johnson	60	Vice President of Mortgage Operations

Christie Q. Overbaugh	68	Senior Vice President of Internal Operations

John L. Cook	62	Director

Gilbert A. Fuller	76	Director

Robert G. Hunter	57	Director

H. Craig Moody	65	Director

Norman G. Wilbur	78	Director

Directors

The following is a description of the business experience of each of the Company's directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since September 2012. Mr. Quist also serves as the Company's President, a position he has held since 2002. He has also served as a director of the Company since 1986.  Mr. Quist served as First Vice President of the Company from 1986 to 2002.  From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas.  From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since November 1993.  Mr. Quist is currently a director and a past president of the National Alliance of Life Companies, a trade association of over 200 life companies.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and also received his law degree from Brigham Young University.  Mr. Quist's significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his 14 year tenure as President of the Company and 30 year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that he should be appointed as Chairman of the Board and Chief Executive Officer of the Company.

Jason G. Overbaugh has served as Vice President of the Company since 2002. He has also served as a director of the Company since July 2013. Mr. Overbaugh has additionally served as a Vice President and National Marketing Director of Security National Life Insurance Company, a wholly owned subsidiary of the Company, since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., a wholly owned subsidiary of the Company, with responsibilities over operations and sales. In addition, Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh's expertise in insurance and marketing, and his 20 years of experience with the Company in its insurance, real estate, and mortuary and cemetery operations led the Board of Directors to conclude that he should serve as a director.

S. Andrew Quist has served as Vice President of the Company since 2010. He has also served as a director of the Company since July 2013. Mr. Quist has additionally served as the Company's Associate General Counsel since 2007, where his responsibilities have included the Company's regulatory matters and acquisitions. In addition, Mr. Quist has been Vice President and Chief Operating Officer since 2010, and Vice President from 2008 to 2010, of C&J Financial, LLC, a wholly owned subsidiary of the Company, which funds the purchase of funeral and burial policies from funeral homes after the death of the insureds.  Mr. Quist has also served since 2013 as a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, where he also serves as President and Treasurer. Further, Mr. Quist has previously served as President of the Utah Life Convention, a consortium of Utah domestic life insurers. Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree from the University of Southern California. Mr. Quist's expertise in insurance, legal, and regulatory matters led the Board of Directors to conclude that he should serve as a director.

John L. Cook has served as a director of the Company since December 2013.  Mr. Cook has served since 1982 as co-owner and operator of Cook Brothers Painting, Inc., a painting company that provides painting services for contractors and builders of residential and commercial properties. In addition, Mr. Cook attended the University of Utah. Mr. Cook's years of experience with the construction industry and construction projects led the Board of Directors to conclude that Mr. Cook should serve as a director. As a director, Mr. Cook advises the Board regarding the Company's investments in commercial and residential real estate projects. Moreover, Mr. Cook's extensive background in construction and building is important as the Company continues to acquire new real estate holdings and develop its current portfolio of undeveloped land into future developments that could provide additional long term revenues for the Company.

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

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than five or more than twelve members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah or a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2016. Each of the directors attended 75% or more of the meetings of the Board of Directors during the 2016 fiscal year.

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

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2016, the Audit Committee met on four occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2016, the Compensation Committee met on three occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee).  During 2016, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2016, the Nominating and Corporate Governance Committee met on two occasions.

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

Item 11.  Executive Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the Company's Chief Executive Officer, the Company's Chief Financial Officer, and the Company's three other most highly compensated executive officers who were serving as executive officers at the end of 2016 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compensation (2) ($)	Total ($)

Scott M. Quist Chairman of the Board, President and Chief Executive Officer	2016	$463,572	$173,000	--	--	--	$41,521	$678,093
	2015	462,700	123,000	--	--	--	43,148	628,848
	2014	429,400	21,200	--	--	--	40,066	490,666

Garrett S. Sill Chief Financial Officer and Treasurer	2016	$194,725	$19,307	--	--	--	$22,800	$236,832
	2015	182,844	13,707	--	--	--	16,453	213,004
	2014	173,903	13,250	--	--	--	16,180	203,333

Stephen C. Johnson Vice President of Mortgage Operations	2016	$238,331	$201,682	--	--	--	$19,920	$459,933
	2015	197,750	117,299	--	--	--	25,676	340,725
	2014	191,750	68,626	--	--	--	24,701	285,077

S. Andrew Quist Vice President and Associate General Counsel	2016	$192,292	$9,625	--	--	--	$23,953	$225,870
	2015	178,240	38,925	--	--	--	22,426	239,591
	2014	166,388	54,325	--	--	--	21,771	242,484

Jeffrey R. Stephens General Counsel and Corporate Secretary	2016	$177,750	$12,900	--	--	--	$23,743	$214,393
	2015	171,792	12,600	--	--	--	22,089	206,481
	2014	167,957	12,350	--	--	--	19,788	200,095
________________
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
a)
payments related to the operation of automobiles were for Scott M. Quist ($7,200 for each of the years 2016, 2015 and 2014); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2016, 2015 and 2014). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist, nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for Scott M. Quist, Stephen C. Johnson, Garrett S. Sill, S. Andrew Quist, and Jeffrey R. Stephens ($178 for 2016, $183 for 2015, and $191 for 2014);

c)
life insurance premiums paid by the Company for the benefit of Scott M. Quist ($12,390 for each of the years 2016, 2015 and 2014); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2016, 2015 and 2014);

d)
medical insurance premiums paid by the Company to a medical insurance plan: Scott M. Quist ($10,902 for 2016, $9,792 for 2015, and $9,625 for 2014); Garrett S. Sill ($13,447 for 2016, $7,369 for 2015, and $7,243 for 2014); Stephen C. Johnson ($8,691 for 2016, $14,091 for 2015, and $13,850 for 2014); S. Andrew Quist ($15,688 for 2016, $14,091 for 2015, and $13,154 for 2014); and Jeffrey R. Stephens ($15,688 for 2016, $14,091 for 2015, and $11,725 for 2014);

e)
long term disability insurance paid by the Company to a provider of such insurance: Scott M. Quist ($251 for 2016, $2,983 for 2015 and $260 for 2014); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($251 for 2016, $439 for 2015 and $260 for 2014);

f)
contributions to defined contribution plans paid by the Company: Scott M. Quist ($10,600 for 2016, 10,600 for 2015, and $10,400 for 2014); Garrett S. Sill ($8,561 for 2016, $7,862 for 2015, and $7,486 for 2014); Stephen C. Johnson ($10,600 for 2016, $10,600 for 2015, and $10,400 for 2014); S. Andrew Quist ($7,836 for 2016, $7,713 for 2015, and $7,470 for 2014); and Jeffrey R. Stephens ($7,626 for 2016, $7,376 for 2015, and $7,212 for 2014);

g)
contributions to health savings accounts paid by the Company: Scott M. Quist ($-0- for each of the years 2016, 2015 and 2014); Garrett S. Sill ($363 for 2016, $600 for 2015, and $1,000 for 2014); Stephen C. Johnson ($200 for 2016, $363 for 2015, and $-0- for 2014); S. Andrew Quist ($-0- for each of the years 2016, 2015 and 2014); and Jeffrey R. Stephens ($-0- for 2016, $-0- for 2015, and $400 for 2014)

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2016, 2015 and 2014.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimburse- ments	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings 1 on Stock or Option Awards	Other (1)
Scott M. Quist	2016	$7,200	-	-	-	$10,600	$23,721	-	-
	2015	7,200	-	-	-	10,600	25,348	-	-
	2014	7,200	-	-	-	10,400	22,466	-	-

Garrett S. Sill	2016	$-	-	-	-	$8,561	$14,239	-	-
	2015	-	-	-	-	7,862	8,591	-	-
	2014	-	-	-	-	7,486	8,694	-	-

Stephen C. Johnson	2016	$-	-	-	-	$10,600	$9,320	-	-
	2015	-	-	-	-	10,600	15,075	-	-
	2014	-	-	-	-	10,400	14,302	-	-

S. Andrew Quist	2016	$-	-	-	-	$7,836	$16,117	-	-
	2015	-	-	-	-	7,713	14,713	-	-
	2014	-	-	-	-	7,470	14,301	-	-

Jeffrey R. Stephens	2016	$-	-	-	-	$7,626	$16,117	-	-
	2015	-	-	-	-	7,376	14,713	-	-
	2014	-	-	-	-	7,212	12,576	-	-

 GRANTS OF PLAN-BASED AWARDS

 The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2016.

Name of		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying		Exercise or Base Price of Option	Closing Price on Grant Date	Grant Date Fair Value of Stock and Option
Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)		Awards ($/Sh) (2)	($/Sh) (2)	Awards ($)
Scott M. Quist	12/2/16	--	--	--	84,000	(1)	$7.35	$6.70	$104,160

Garrett S. Sill	12/2/16	--	--	--	10,500	(1)	6.68	6.70	24,238

Stephen C. Johnson	12/2/16	--	--	--	5,250	(1)	6.68	6.70	12,119

S. Andrew Quist	12/2/16	--	--	--	21,000	(1)	6.68	6.70	48,475

Jeffrey R. Stephens	12/2/16	--	--	--	5,250	(1)	6.68	6.70	12,119

___________
(1)	The stock options have been adjusted for the 5% annual stock dividend declared on December 2, 2016.
(2)	Prices have been adjusted for the effect of the 5% annual stock dividend declared on December 2, 2016.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2016.

	Option Awards						Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)			Option Exercise Price (2) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	4/13/12	127,629	(3)	--			$1.31	04/13/17	--	--	--	--	--
	12/6/13	60,775	(4)	--			4.32	12/06/18	--	--	--	--	--
	7/2/14	57,881	(5)	--			4.05	07/02/19	--	--	--	--	--
	12/5/14	115,763	(6)	--			4.73	12/05/19	--	--	--	--	--
	12/4/15	110,250	(7)	--			6.67	12/04/20	--	--	--	--	--
	12/2/16	--		84,000	(8	)(9)	7.35	12/02/21	--	--	--	--	--

Garrett S. Sill	12/6/13	4,863		--			$3.95	12/06/23	--	--	--	--	--
	7/2/14	4,631		--			3.69	07/02/24	--	--	--	--	--
	12/5/14	9,261		--			4.30	12/05/24	--	--	--	--	--
	12/4/15	11,025		--			6.06	12/04/25	--	--	--	--	--
	12/2/16	--		10,500	(9)		6.68	12/02/26	--	--	--	--	--

Stephen C. Johnson	4/13/12	3,829		--			$1.21	04/13/22	--	--	--	--	--
	12/6/13	3,647		--			3.95	12/06/23	--	--	--	--	--
	7/2/14	3,473		--			3.69	07/02/24	--	--	--	--	--
	12/5/14	6,946		--			4.30	12/05/24	--	--	--	--	--
	12/4/15	11,025		--			6.06	12/04/25	--	--	--	--	--
	12/2/16	--		5,250	(9)		6.68	12/02/26	--	--	--	--	--

S. Andrew Quist	12/2/11	20,102		--			$0.96	12/02/21	--	--	--	--	--
	4/13/12	19,145		--			1.21	04/13/22	--	--	--	--	--
	12/6/13	12,155		--			3.95	12/06/23	--	--	--	--	--
	7/2/14	11,576		--			3.69	07/02/24	--	--	--	--	--
	12/5/14	23,153		--			4.30	12/05/24	--	--	--	--	--
	12/4/15	22,050		--			6.06	12/04/25	--	--	--	--	--
	12/2/16	--		21,000	(9)		6.68	12/02/26	--	--	--	--	--

Jeffrey R. Stephens	4/13/12	3,191		--			$1.21	04/13/22	--	--	--	--	--
	12/6/13	3,039		--			3.95	12/06/23	--	--	--	--	--
	7/2/14	2,894		--			3.69	07/02/24	--	--	--	--	--
	12/5/14	5,789		--			4.30	12/05/24	--	--	--	--	--
	12/4/15	5,513		--			6.06	12/04/25	--	--	--	--	--
	12/2/16	--		5,250	(9)		6.68	12/02/26	--	--	--	--	--
_________
(1)
Except for options granted to Scott M. Quist, which have a five year term, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient's continuous employment. This reflects the equivalent of Class A common shares.

(2)	Exercise prices have been adjusted for the effect of annual stock dividends.
(3)
On April 13, 2012, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.31 per share or 100,000 shares of Class C common stock at an exercise price of $1.31 per share, or any combination thereof.

(4)
On December 6, 2013, Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $4.32 per share or 50,000 shares of Class C common stock at an exercise price of $4.32 per share, or any combination thereof.

(5)
On July 2, 2014, Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $4.05 per share or 50,000 shares of Class C common stock at an exercise price of $4.05 per share, or any combination thereof.

(6)
On December 5, 2014, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $4.30 per share or 100,000 shares of Class C common stock at an exercise price of $4.30 per share, or any combination thereof.

(7)
On December 4, 2015, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $6.67 per share or 100,000 shares of Class C common stock at an exercise price of $6.67 per share, or any combination thereof.

(8)
On December 2, 2016, Scott Quist was granted stock options to purchase 80,000 shares of Class A common stock at an exercise price of $6.68 per share or 80,000 shares of Class C common stock at an exercise price of $6.68 per share, or any combination thereof.

(9)	Stock options vest at the rate of 25% of the total number of shares subject to the options on March 2, 2017 and 25% of the total number of shares on the last day of each three month period thereafter.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the "Number of Securities Underlying Unexercised Options – Unexercisable" column of the table above.

Grant Date	Vesting
12/02/11	These options vested 25% per quarter over a one year period after the grant date.
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vested 25% per quarter over a one year period after the grant date.
07/02/14	These options vested 25% per quarter over a one year period after the grant date.
12/05/14	These options vested 25% per quarter over a one year period after the grant date.
12/04/15	These options vested 25% per quarter over a one year period after the grant date.
12/02/16	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2016.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	104,975	$544,820	--	--
Garrett S. Sill	--	--	--	--
Stephen C. Johnson	--	--	--	--
S. Andrew Quist	--	--	--	--
Jeffrey R. Stephens	--	--	--	--

PENSION BENEFITS FOR FISCAL 2016

The following table sets forth the present value as of December 31, 2016 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott M. Quist	None	--	--	--
Garrett S. Sill	None	--	--	--
Stephen C. Johnson	None	--	--	--
S. Andrew Quist	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders[1]	1,298,271	$4.33[2}	253,432	[3]
Equity compensation plans not approved by stockholders	0	-	0

_______________
[1]  This reflects the the 2003 Stock Option Plan (the "2003 Plan"), the 2006 Director Stock Option Plan (the "2006 Director Plan"), the 2013 Stock Option Plan (the "2013 Plan") and the 2014 Director Stock Option Plan (the "2014 Director Plan").  The 2003 Plan was approved by stockholders at the annual stockholders meeting held on July 11, 2003, which reserved 500,000 shares of Class A common stock and 100,000 shares of Class C common stock for issuance thereunder.  The 2006 Director Plan was approved by stockholders at the annual stockholders meeting held on December 7, 2006, which reserved 100,000 shares of Class A common stock for issuance thereunder.  The 2013 Plan was approved by stockholders at the annual stockholders meeting held on July 12, 2013, which reserved 450,000 shares of Class A common stock of which 150,000 shares of Class A common stock could be issued in place of up to 150,000 shares of Class C common stock for issuance thereunder.  As a result of the stockholder approval of the 2013 Plan, the Company terminated the 2003 Plan. The 2014 Director Plan was approved by stockholders at the annual stockholders meeting held on July 2, 2014, which reserved 150,000 shares of Class A common stock for issuance thereunder. As a result of the stockholder approval of the 2014 Director Plan, the Company terminated the 2006 Director Plan.

[2] The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.
[3]  This number includes 177,438 shares of Class A common stock available for future issuance under the 2013 Plan,  and 75,994 shares of Class A common stock available for future issuance under the 2014 Director Plan.

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

The plan also provided that the Board of Directors may in its discretion pay the amounts due under the plan in a single, lump-sum payment. Mr. Quist passed away on September 6, 2012. Pursuant to the plan, a single, lump-sum payment of $598,426 was paid to his estate on December 31, 2015.

Employment Agreements

Employment Agreement with Scott M. Quist

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its Chairman of the Board, President and Chief Executive Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its Chairman of the Board, President, and Chief Executive Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist's life and a whole life insurance policy in the amount of $500,000 on Mr. Quist's life. In the event of disability, Mr. Quist's salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $511,443, $999,961 and $833,183 during the years ended December 31,  2016, 2015 and 2014, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $3,776,368 and $3,264,925 as of December 31, 2016 and 2015, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director's fee of $21,600 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005, under the 2006 Director Stock Option Plan and under the 2014 Director Plan for years 2006 to 2016. During 2016 and 2015 each director was granted additional stock options to purchase 5,000 shares and 5,000 shares, respectively, of Class A common stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company's non-employee directors for fiscal 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook (1)	$21,600	--	$14,647	--	--	--	$36,247
Robert G. Hunter (2)	21,600	--	14,647	--	--	--	36,247
Gilbert A. Fuller (3)	23,850	--	14,647	--	--	--	38,497
H. Craig Moody (4)	23,850	--	14,647	--	--	--	38,497
Norman G. Wilbur (5)	23,850	--	14,647	--	--	--	38,497

______________
(1)	Mr. Cook has options to purchase 26,964 shares of the Company's Class A common stock.
(2)	Dr. Hunter has options to purchase 74,794 shares of the Company's Class A common stock.
(3)	Mr. Fuller has options to purchase 28,241 shares of the Company's Class A common stock.
(4)	Mr. Moody has options to purchase 74,794 shares of the Company's Class A common stock.
(5)	Mr. Wilbur has options to purchase 25,091 shares of the Company's Class A common stock.
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

Beginning January 1, 2008, the Company elected to be a "Safe Harbor" Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee's total annual compensation and 50% of 4% to 5% of an employee's annual compensation. The match is in shares of the Company's Class A common stock. The Company's contribution for 2016, 2015 and 2014 was $1,429,962, $1,197,236 and $899,850 respectively, under the "Safe Harbor" plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "ESOP Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the ESOP Plan, and is qualified in its entirety by the ESOP Plan, a copy of which is available for inspection at the Company's offices.

Under the ESOP Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the ESOP Plan. Employees become eligible to participate in the ESOP Plan when they have attained the age of 19 and have completed one year of service (a twelve‑month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the ESOP Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the ESOP Plan has approximately 298 participants and had $-0- contributions payable to the Plan in 2016. Benefits under the ESOP Plan vest as follows: 20% after the second year of eligible service by an employee, an additional 20% in the third, fourth, fifth and sixth years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company did not make any contributions for 2016, 2015 and 2014.

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth contributions to the deferred compensation account of the Named Executive Officers in fiscal 2016 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2016.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	In Last FY	In Last FY	in last FY	Distributions	at last FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	--	--	--	--	$543,573
Garrett S. Sill	--	--	--	--	--
Stephen C. Johnson	--	--	--	--	--
S. Andrew Quist	--	--	--	--	--
Jeffrey R. Stephens	--	--	--	--	--

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

Amended 2013 Stock Option Plan

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2016, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of the Company's officers and directors, through an oversight, filed one late Form 4 report disclosing the granting of stock options on December 2, 2016.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company's Class A and Class C common stock as of March 31, 2017, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class

George R. and Shirley C. Quist Family Partnership, Ltd. (2)	1,531,806	11.6%	603,126	31.7%	2,134,932	14.2%
Scott M. Quist (3)(5)(6)(7)(8)	385,106	2.9%	1,446,437	60.4%	1,831,543	11.8%
401(k) Retirement Savings Plan (4)	1,825,303	13.9%	-	-	1,825,303	12.1%
Jordan Capital Partners, L.P. (9)	1,216,899	9.2%	-	-	1,216,899	8.1%
Employee Stock Ownership Plan (ESOP) (10)	522,384	4.0%	278,904	14.7%	801,288	5.3%
Non-Qualified Deferred Compensation Plan (11)	798,146	6.1%	-	-	798,146	5.3%
Christie Q. Overbaugh (12)	278,838	2.1%	23,664	1.2%	302,502	2.0%
Jason G. Overbaugh (13)	230,441	1.7%	-	-	230,441	1.5%
Associated Investors (14)	74,883	*	117,739	6.2%	192,622	1.3%
Estate of George R. Quist	113,502	*	70,095	3.7%	183,597	1.2%
S. Andrew Quist (3)(15)	168,404	1.3%	-	-	168,404	1.1%
Jeffrey R. Stephens (16)	95,716	*	-	-	95,716	*
Garrett S. Sill (6)(7)(17)	83,023	*	-	-	83,023	*
Robert G. Hunter, M.D. (3)(18)	80,769	*	-	-	80,769	*
H. Craig Moody (19)	78,940	*	-	-	78,940	*
Stephen C. Johnson(20)	54,036	*	-	-	54,036	*
Gilbert A. Fuller (21)	24,123	*	-	-	24,123	*
John L. Cook (22)	22,238	*	-	-	22,238	*
Norman G. Wilbur (23)	22,150	*	-	-	22,150	*
All directors and executive officers(12 persons) (3)(5)(6)(7)	1,523,784	11.1%	1,470,101	61.4%	2,993,885	18.6%
__________
* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)
This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(3)
Does not include 522,384 shares of Class A common stock and 278,904 shares of Class C common stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(4)
The investment committee of the Company's 401(k) retirement savings plan consists of Scott Quist and Garrett S. Sill and, accordingly, exercise shared voting and investment powers with respect to such shares.

(5)
Does not include 74,883 shares of Class A common stock and 117,739 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 1,825,303 shares of Class A common stock owned by the Company's 401(k) Retirement Savings Plan, of which Scott M. Quist and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 798,146 shares of Class A common stock owned by the Company's Deferred Compensation Plan, of which Scott M. Quist and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 493,298 shares of Class C common stock granted to Scott M. Quist that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(9)
Jordan Capital Partners, L.P. and its affiliates and subsidiaries have beneficial ownership of an aggregate of 1,216,899 shares of the Company's Class A common stock. Jordan Capital Partners, L.P. has sole power to vote 1,216,899 shares of the Company's Class A common stock and sole power to dispose of 1,216,899 shares of the Company's common stock. The address for Jordan Capital Partners, L.P. is 6001 River Road, Suite 100, Columbus, Georgia 31904.

(10)	The trustees of the Employee Stock Ownership Plan (ESOP) consist of Scott M. Quist, S. Andrew Quist and Robert G. Hunter who exercise shared voting and investment powers.
(11)
The investment committee of the Company's Non-Qualified Deferred Compensation Plan consists of Scott M. Quist and Garrett S. Sill and, accordingly, exercised shared voting and investment powers with respect to such shares.

(12)	Includes options to purchase 32,473 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(13)	Includes options to purchase 74,184 shares of Class A common stock granted to Mr. Overbaugh that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(14)	The managing partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers.
(15)	Includes options to purchase 113,431 shares of Class A common stock granted to Mr. Andrew Quist that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(16)	Includes options to purchase 21,738 shares of Class A common stock granted to Mr. Stephens that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(17)	Includes options to purchase 32,405 shares of Class A common stock granted to Mr. Sill that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(18)	Includes options to purchase 70,068 shares of Class A common stock granted to Mr. Hunter that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(19)	Includes options to purchase 70,068 shares of Class A common stock granted to Mr. Moody that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(20)	Includes options to purchase 30,232 shares of Class A common stock granted to Mr. Johnson that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(21)	Includes options to purchase 23,515 shares of Class A common stock granted to Mr. Fuller that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(22)	Includes options to purchase 22,238 shares of Class A common stock granted to Mr. Cook that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.
(23)	Includes options to purchase 20,365 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable, or will become exercisable within 60 days of March 31, 2017.

The Company's executive officers and directors, as a group, own beneficially approximately 18.6% of the outstanding shares of the Company's Class A and Class C common stock. At the Annual Meeting of Stockholders that was held on July 2, 2014, the stockholders approved resolutions providing for a 1-for-10 reverse stock split of the Company's Class C common stock and for weighted voting of the Class C common stock. As a result, each share of Class C common stock has weighted voting of ten votes per share and may be converted into one share of Class A common stock.

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

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of the Company's current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2016	2015
Audit Fees (1)	$345,583	$333,531
Audit-Related Fees (2)	41,200	34,000
Tax Fees (3)	79,622	78,933
All Other Fees (4)	-	-
	$459,205	$446,464

_____________________
(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2016 and 2015.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See "Index to Consolidated Financial Statements" under Item 8 above.

(a)(2) Financial Statement Schedules

II.    Condensed Balance Sheets as of December 31, 2016 and 2015 and Condensed Statement of Earnings and Cash Flows for the years ended 2016, 2015 and 2014

IV.          Reinsuranc

V.           Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S‑X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment to Articles of Incorporation
3.2	Amended Bylaws (4)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Amended Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)
10.2	2003 Stock Option Plan (3)
10.3	2006 Director Stock Option Plan (6)
10.4	2013 Amended Stock Option and Other Equity Incentive Awards Plan (12)
10.5	2014 Director Stock Option Plan (9)
10.6	Deferred Compensation Plan (2)
10.7	Employment agreement with Scott M. Quist (11)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (6)
10.9	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (7)
10.10	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (8)
10.11	Stock Purchase Agreement among Security National Financial Corporation, Christi Babb and Jack Madden, Jr. to purchase First Guaranty Insurance Company (13)
21	Subsidiaries of the Registrant
23.1	Consent of Eide Bailly LLP (10)
23.2	Consent of Mackey Price & Mecham (10)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

_______________
(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(3)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 5, 2003, relating to the Company's Annual Meeting of Stockholders
(4)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 1, 2007, relating to the Company's Annual Meeting of Stockholders
(6)	Incorporated by reference from Report on Form 10-K, as filed on September 30, 2009
(7)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2013
(8)	Incorporated by reference from Report on Form 8-K, as filed on September 13, 2014
(9)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 2, 2014, related to Company's Annual Meeting of Stockholders
(10)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015
(11)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(12)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(13)	Incorporated by reference from Report on Form 8-K, as filed on July 19, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION
Dated: March 31, 2017	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 31, 2017

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financialand Accounting Officer)	March 31, 2017

/s/ Jason G. Overbaugh	Vice President and Director	March 31, 2017
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 31, 2017
S. Andrew Quist

/s/ John L. Cook	Director	March 31, 2017
John L. Cook

/s/ Gilbert A. Fuller	Director	March 31, 2017
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 31, 2017
Robert G. Hunter

/s/ H. Craig Moody	Director	March 31, 2017
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 31, 2017
Norman G. Wilbur

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2016	2015
Assets

Mortgage loans on real estate	$2,300,000	$-
Cash	1,252,653	2,054,192
Investment in subsidiaries (equity method)	139,791,469	125,252,945

Receivables:
Receivable from affiliates	13,028,057	11,088,597
Total receivables	13,028,057	11,088,597

Restricted assets	2,612,672	-
Property and equipment, at cost, net of accumulated depreciation of $1,663,396 for 2016 and $1,663,396 for 2015	-	-

Other assets	2,803	2,803

Total assets	$158,987,654	$138,398,537

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2016	2015
Liabilities and Stockholders' Equity Liabilities
Bank and other loans payable:
Current installments	$1,625,974	$969,755
Long-term	2,372,690	1,093,718
Advances from affiliated companies	9,074,311	9,069,338
Other liabilities and accrued expenses	672,638	976,394
Income taxes	17,062,487	15,043,107
Total liabilities	30,808,100	27,152,312

Stockholders' Equity
Preferred stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 13,819,006 shares in 2016 and 13,109,100 shares in 2015	27,638,012	26,218,200
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C convertible common stock, $2.00 par value; 3,000,000 shares authorized; issued 1,902,229 shares in 2016 and 1,709,640 shares in 2015	3,804,458	3,419,280

Additional paid-in capital	34,813,246	30,232,582
Accumulated other comprehensive income, net of taxes	264,822	(499,358)
Retained Earnings	63,029,627	54,054,950
Treasury stock at cost - 704,122 Class A shares and -0- Class C shares in 2016; 930,546 Class A shares and -0- Class C shares in 2015, held by affiliated companies	(1,370,611)	(2,179,429)
Total stockholders' equity	128,179,554	111,246,225
Total Liabilities and Stockholders' Equity	$158,987,654	$138,398,537

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31
	2016	2015	2014
Revenue
Net investment income	$9,059	$86,829	$91,748
Fees from affiliates	1,119,272	976,146	1,009,552
Other Income	23,464	-	-
Total revenue	1,151,795	1,062,975	1,101,300

Benefits and Expenses:
General and administrative expenses	616,356	673,491	728,929
Interest expense	78,950	105,614	173,362
Total benefits and expenses	695,306	779,105	902,291

Earnings before income taxes, and earnings of subsidiaries	456,489	283,870	199,009
Income tax expense	(2,160,187)	(3,223,341)	(3,519,697)
Equity in earnings of subsidiaries	15,983,202	16,418,328	11,344,921

Net earnings	$14,279,504	$13,478,857	$8,024,233

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$14,279,504	$13,478,857	$8,024,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	-	-	309
Undistributed earnings of affiliates	15,983,202	16,418,328	11,344,921
Provision for income taxes	2,019,380	3,222,819	4,817,720
Stock based compensation expense	343,577	387,608	391,220
Benefit plans funded with treasury stock	1,429,962	1,197,236	899,850
Change in assets and liabilities:
Other assets	(2)	(1)	13,296
Other liabilities	(303,754)	(94,068)	(199,052)

Net cash provided by operating activities	33,751,869	34,610,779	25,292,497
	-	-	-
Cash flows from investing activities:
Purchases of restricted assets	(2,612,672)	-	-
Investment in subsidiaries	(29,757,546)	(31,138,339)	(22,209,379)
Mortgage loans made	(2,300,000)	-	-
Cash paid for purchase of subsidiaries, net of cash acquired	-	-	(3,000,000)

Net cash used in investing activities	(34,670,218)	(31,138,339)	(25,209,379)

Cash flows from financing activities:
Advances from (to) affiliates	(1,934,487)	259,513	(1,919,022)
Purchase of treasury stock	-	(181,539)	-
Proceeds from stock options exercised	116,106	33,677	74,024
Repayment of bank and other loans payable	(969,163)	(1,394,376)	(1,812,964)
Proceeds from bank borrowings	2,904,354	-	-

Net cash provided by (used in) financing activities	116,810	(1,282,725)	(3,657,962)

Net change in cash	(801,539)	2,189,715	(3,574,844)
Cash at beginning of year	2,054,192	(135,523)	3,439,321
Cash at end of year	$1,252,653	$2,054,192	$(135,523)

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1) Bank and Other Loans Payable

	December 31
	2016	2015

4.27% note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due November 2021.	$2,904,354	$-
3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due January 2018.	1,093,349	2,062,512
Other notes payable	961	961
Total bank and other loans	3,998,664	2,063,473
Less current installments	1,625,974	969,755
Bank and other loans, excluding current installments	$2,372,690	$1,093,718

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (3.00% at December 31, 2016), secured by the capital stock of Security National Life and maturing September 30, 2017, renewable annually. At December 31, 2016, the Company was contingently liable under a standby letter of credit aggregating $560,350, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program and under a standby letter of credit aggregating $48,220 issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2016, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank and other loans payable:

2017	$1,625,974
2018	554,785
2019	579,286
2020	604,729
2021	633,890
Thereafter	-
Total	$3,998,664

2) Advances from Affiliated Companies

	December 31
	2015	2015
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,614,470	7,609,497
	$9,074,311	$9,069,338

3) Dividends and Capital Contributions

In 2016, 2015 and 2014, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $2,208,859, $1,698,317, and $480,461, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2016
Life Insurance in force ($000)	$1,562,335	$60,972	$109,746	$1,611,109	6.8%

Premiums:
Life Insurance	$64,002,795	$600,412	$985,555	$64,387,938	1.5%
Accident and Health Insurance	113,063	-	16	113,079	0.0%
Total premiums	$64,115,858	$600,412	$985,571	$64,501,017	1.5%

2015
Life Insurance in force ($000)	$1,393,868	$61,655	$1,468,935	$2,801,148	52.4%

Premiums:
Life Insurance	$54,978,702	$798,483	$2,110,480	$56,290,699	3.7%
Accident and Health Insurance	119,153	-	11	119,164	0.0%
Total premiums	$55,097,855	$798,483	$2,110,491	$56,409,863	3.7%

2014
Life Insurance in force ($000)	$1,301,156	$63,457	$1,462,340	$2,700,039	54.2%

Premiums:
Life Insurance	$51,938,012	$855,266	$1,792,910	$52,875,656	3.4%
Accident and Health Insurance	133,002	-	21	133,023	0.0%
Total premiums	$52,071,014	$855,266	$1,792,931	$53,008,679	3.4%

129

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2016
Accumulated depreciation on real estate	$12,210,346	$4,873,478	$(945,385)	$16,138,439

Allowance for losses on mortgage loans on real estate and construction loans held for investment	1,848,120	320,798	(420,135)	1,748,783

Accumulated depreciation on property and equipment	18,298,397	2,182,724	(568,457)	19,912,664

Allowance for doubtful accounts on receivables	1,700,696	920,354	(265,568)	2,355,482

Allowance for doubtful accounts on collateral loans	906,616	610,656	(397,642)	1,119,630

For the Year Ended December 31, 2015
Accumulated depreciation on real estate	$10,875,419	$2,840,489	$(1,505,562)	$12,210,346

Allowance for losses on mortgage loans on real estate and construction loans held for investment	2,003,055	(30,993)	(123,942)	1,848,120

Accumulated depreciation on property and equipment	16,419,343	2,183,496	(304,442)	18,298,397

Allowance for doubtful accounts on receivables	1,280,859	673,743	(253,906)	1,700,696

Allowance for doubtful accounts on collateral loans	693,413	545,372	(332,169)	906,616

For the Year Ended December 31, 2014
Accumulated depreciation on real estate	$9,658,599	$2,009,521	$(792,701)	$10,875,419

Allowance for losses on mortgage loans on real estate and construction loans held for investment	1,652,090	389,409	(38,444)	2,003,055

Accumulated depreciation on property and equipment	15,260,635	2,177,165	(1,018,457)	16,419,343

Allowance for doubtful accounts on receivables	1,248,633	403,146	(370,920)	1,280,859

Allowance for doubtful accounts on collateral loans	269,175	524,192	(99,954)	693,413