Form 10-Q
period 2017-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2017-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2017, or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	13,820,079
Title of Class	Number of Shares Outstanding as of
May 11, 2017

Class C Common Stock, $2.00 par value	2,005,026
Title of Class	Number of Shares Outstanding as of
May 11, 2017

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2017

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.  Financial Statements.

Assets	March 31 2017	December 31 2016
Investments:	(Unaudited)
Fixed maturity securities, held to maturity, at amortized cost	$186,445,498	$184,979,644
Equity securities, available for sale, at estimated fair value	10,735,239	10,573,356
Mortgage loans on real estate and construction loans, held for investment net of allowances for loan losses of $1,955,443 and $1,748,783 for 2017 and 2016	134,123,773	149,181,578
Real estate held for investment, net of accumulated depreciation of $16,732,122 and $16,138,439 for 2017 and 2016	151,417,470	145,165,921
Policy loans and other investments, net of allowances for doubtful accounts of $1,050,111 and $1,119,630 for 2017 and 2016	41,773,152	40,937,146
Short-term investments	28,346,922	27,560,040
Accrued investment income	3,008,839	2,972,596
Total investments	555,850,893	561,370,281
Cash and cash equivalents	85,069,717	38,987,430
Mortgage loans sold to investors	54,401,522	82,491,091
Receivables, net	15,736,045	18,870,119
Restricted assets	10,230,360	10,391,394
Cemetery perpetual care trust investments	4,211,337	4,131,885
Receivable from reinsurers	13,227,385	13,079,668
Cemetery land and improvements	10,641,141	10,672,836
Deferred policy and pre-need contract acquisition costs	71,643,040	69,118,745
Mortgage servicing rights, net	19,432,993	18,872,362
Property and equipment, net	8,478,347	8,791,522
Value of business acquired	7,375,084	7,570,300
Goodwill	2,765,570	2,765,570
Other	8,141,683	6,891,468

Total Assets	$867,205,117	$854,004,671

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31 2017	December 31 2016
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities
Future life, annuity, and other benefits	$589,405,726	$585,610,063
Unearned premium reserve	4,405,472	4,469,771
Bank and other loans payable	61,548,686	53,718,548
Deferred pre-need cemetery and mortuary contract revenues	12,350,470	12,360,249
Cemetery perpetual care obligation	3,624,895	3,598,580
Accounts payable	3,113,519	4,213,109
Other liabilities and accrued expenses	34,128,938	33,950,503
Income taxes	28,717,508	27,904,294
Total liabilities	737,295,214	725,825,117

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,820,078 shares in 2017 and 13,819,006 shares in 2016	27,640,156	27,638,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 1,901,624 shares in 2017 and 1,902,229 shares in 2016	3,803,248	3,804,458
Additional paid-in capital	35,095,594	34,813,246
Accumulated other comprehensive income, net of taxes	286,114	264,822
Retained earnings	64,494,807	63,029,627
Treasury stock at cost - 686,549 Class A shares in 2017 and 704,122 Class A shares in 2016	(1,410,016)	(1,370,611)

Total stockholders' equity	129,909,903	128,179,554

Total Liabilities and Stockholders' Equity	$867,205,117	$854,004,671

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31
	2017	2016
Revenues:
Insurance premiums and other considerations	$17,357,124	$14,451,575
Net investment income	9,563,282	8,992,191
Net mortuary and cemetery sales	3,358,973	3,245,856
Realized gains on investments and other assets	145,330	97,922
Other than temporary impairments on investments	(52,139)	(73,630)
Mortgage fee income	37,050,926	39,110,967
Other	2,028,873	1,530,426
Total revenues	69,452,369	67,355,307

Benefits and expenses:
Death benefits	8,794,598	7,824,001
Surrenders and other policy benefits	857,531	518,321
Increase in future policy benefits	5,182,449	4,160,260
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,264,039	2,212,836
Selling, general and administrative expenses:
Commissions	15,721,074	16,842,270
Personnel	18,589,687	17,197,372
Advertising	1,310,674	1,078,010
Rent and rent related	2,139,538	2,064,325
Depreciation on property and equipment	625,812	521,455
Provision for loan loss reserve	426,634	586,778
Costs related to funding mortgage loans	2,065,134	2,154,397
Other	7,430,951	6,480,711
Interest expense	1,254,039	1,064,195
Cost of goods and services sold-mortuaries and cemeteries	521,919	458,619
Total benefits and expenses	67,184,079	63,163,550

Earnings before income taxes	2,268,290	4,191,757
Income tax expense	(799,826)	(1,580,220)

Net earnings	$1,468,464	$2,611,537

Net earnings per Class A Equivalent common share (1)	$0.10	$0.18

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.09	$0.17

Weighted-average Class A equivalent common share outstanding (1)	15,058,153	14,656,450

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	15,527,996	15,112,278

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2017	2016
Net earnings	$1,468,464	$2,611,537
Other comprehensive income:
Net unrealized gains on derivative instruments	973	1,669
Net unrealized gains on available for sale securities	20,319	297,897
Other comprehensive income	21,292	299,566
Comprehensive income	$1,489,756	$2,911,103

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2015	$26,218,200	$3,419,280	$30,232,582	$(499,358)	$54,054,950	$(2,179,429)	$111,246,225

Net earnings	-	-	-	-	2,611,537	-	2,611,537
Other comprehensive income	-	-	-	299,566	-	-	299,566
Grant of stock options	-	-	84,452	-	-	-	84,452
Exercise of stock options	56,920	-	4,367	-	-	-	61,287
Sale of treasury stock	-	-	136,826	-	-	149,639	286,465
Stock Dividends	274	12,768	30,779	-	(43,821)	-	-
Balance at March 31, 2016	$26,275,394	$3,432,048	$30,489,006	$(199,792)	$56,622,666	$(2,029,790)	$114,589,532

Balance at December 31, 2016	$27,638,012	$3,804,458	$34,813,246	$264,822	$63,029,627	$(1,370,611)	$128,179,554

Net earnings	-	-	-	-	1,468,464	-	1,468,464
Other comprehensive income	-	-	-	21,292	-	-	21,292
Grant of stock options	-	-	101,996	-	-	-	101,996
Sale of treasury stock	-	-	178,002	-	-	146,065	324,067
Purchase of treasury stock	-	-	-	-	-	(185,470)	(185,470)
Stock Dividends	930	4	2,350	-	(3,284)	-	-
Conversion Class C to Class A	1,214	(1,214)	-	-	-	-	-
Balance at March 31, 2017	$27,640,156	$3,803,248	$35,095,594	$286,114	$64,494,807	$(1,410,016)	$129,909,903

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	$24,054,637	$25,863,034

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(2,575,997)	(4,481,397)
Calls and maturities - fixed maturity securities	830,595	2,470,005
Securities available for sale:
Purchase - equity securities	(4,190,458)	(1,651,302)
Sales - equity securities	4,092,734	1,487,110
Purchase of short-term investments	(3,053,797)	(3,258,070)
Sales of short-term investments	2,266,915	2,364,571
Purchase of restricted assets	174,197	1,242,342
Changes in assets for perpetual care trusts	(104,731)	(51,461)
Amount received for perpetual care trusts	26,315	11,735
Mortgage loans, policy loans, and other investments made	(108,649,435)	(112,920,364)
Payments received for mortgage loans, policy loans and other investments	127,506,014	99,348,725
Purchase of property and equipment	(312,640)	(1,084,975)
Purchase of real estate	(3,103,471)	(3,432,051)
Sale of real estate	2,891,887	843,701
Net cash provided by (used in) investing activities	15,798,128	(19,111,431)

Cash flows from financing activities:
Annuity contract receipts	3,051,883	2,516,596
Annuity contract withdrawals	(4,468,624)	(3,025,833)
Proceeds from stock options exercised	-	61,287
Purchase of treasury stock	(185,470)	-
Repayment of bank loans on notes and contracts	(673,454)	(390,168)
Proceeds from borrowing on bank loans	7,255,187	737,232
Change in line of credit borrowings	1,250,000	-
Net cash provided by (used in) financing activities	6,229,522	(100,886)

Net change in cash and cash equivalents	46,082,287	6,650,717

Cash and cash equivalents at beginning of period	38,987,430	40,053,242

Cash and cash equivalents at end of period	$85,069,717	$46,703,959

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$1,234,420	$1,079,891
Income taxes (net of refunds)	(3,215)	12,321

Non Cash Investing and Financing Activities:
Mortgage loans foreclosed into real estate	$204,839	$87,000

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The presentation of certain amounts in the prior year have been reclassified to conform to the 2017 presentation. See additional discussion regarding restatement of mortgage banking derivatives in the financial statements Note 21 and 22 included in the Company's Form 10-K.

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
March 31, 2017 (Unaudited)

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

3) Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of March 31, 2017 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$4,357,040	$244,853	$(57,240)	$4,544,653
Obligations of states and political subdivisions	5,995,384	146,273	(132,140)	6,009,517
Corporate securities including public utilities	165,716,233	11,763,828	(2,443,238)	175,036,823
Mortgage-backed securities	9,753,206	246,004	(233,586)	9,765,624
Redeemable preferred stock	623,635	14,954	(8,627)	629,962
Total fixed maturity securities held to maturity	$186,445,498	$12,415,912	$(2,874,831)	$195,986,579

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,139,482	$412,535	$(816,778)	$10,735,239

Total equity securities available for sale at estimated fair value	$11,139,482	$412,535	$(816,778)	$10,735,239

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$64,629,906
Residential construction	33,917,309
Commercial	37,532,001
Less: Allowance for loan losses	(1,955,443)
Total mortgage loans on real estate and construction loans held for investment	$134,123,773

Real estate held for investment - net of depreciation	$151,417,470

Policy loans and other investments are shown at amortized cost:
Policy loans	$6,666,500
Insurance assignments	33,857,966
Promissory notes	48,797
Other investments	2,250,000
Less: Allowance for doubtful accounts	(1,050,111)

Total policy loans and other investments	$41,773,152

Short-term investments at amortized cost	$28,346,922

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2016 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016:

Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$4,475,065	$249,028	$(66,111)	$4,657,982
Obligations of states and political subdivisions	6,017,225	153,514	(133,249)	6,037,490
Corporate securities including public utilities	164,375,636	10,440,989	(3,727,013)	171,089,612
Mortgage-backed securities	9,488,083	221,400	(280,871)	9,428,612
Redeemable preferred stock	623,635	13,418	-	637,053
Total fixed maturity securities held to maturity	$184,979,644	$11,078,349	$(4,207,244)	$191,850,749

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,985,338	$447,110	$(859,092)	$10,573,356

Total securities available for sale carried at estimated fair value	$10,985,338	$447,110	$(859,092)	$10,573,356

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$58,593,622
Residential construction	40,800,117
Commercial	51,536,622
Less: Allowance for loan losses	(1,748,783)

Total mortgage loans on real estate and construction loans held for investment	$149,181,578

Real estate held for investment - net of depreciation	$145,165,921

Policy loans and other investments are shown at amortized cost:
Policy loans	$6,694,148
Insurance assignments	33,548,079
Promissory notes	48,797
Other investments	1,765,752
Less: Allowance for doubtful accounts	(1,119,630)

Total policy loans and other investments	$40,937,146

Short-term investments at amortized cost	$27,560,040

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at March 31, 2017 and December 31, 2016. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2017
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$57,240	$1,345,231	$-	$-	$57,240	$1,345,231
Obligations of states and political subdivisions	132,140	3,270,595	-	-	132,140	3,270,595
Corporate securities	1,094,907	29,075,748	1,348,331	12,362,900	2,443,238	41,438,648
Mortgage-backed securities	126,828	1,745,284	106,758	1,470,559	233,586	3,215,843
Redeemable preferred stock	8,627	98,110	-	-	8,627	98,110
Total unrealized losses	$1,419,742	$35,534,968	$1,455,089	$13,833,459	$2,874,831	$49,368,427

At December 31, 2016
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$66,111	$1,342,088	$-	$-	$66,111	$1,342,088
Obligations of states and political subdivisions	133,249	3,686,856	-	-	133,249	3,686,856
Corporate securities	1,728,312	41,796,016	1,998,701	12,969,135	3,727,013	54,765,151
Mortgage-backed securities	176,715	4,176,089	104,156	940,278	280,871	5,116,367
Total unrealized losses	$2,104,387	$51,001,049	$2,102,857	$13,909,413	$4,207,244	$64,910,462

There were 195 securities with unrealized losses of 94.5% of amortized cost at March 31, 2017. There were 250 securities with unrealized losses of 93.9% of amortized cost at December 31, 2016. During the three months ended March 31, 2017 and 2016 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $52,139 and $30,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at March 31, 2017 and December 31, 2016. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At March 31, 2017
Industrial, miscellaneous and all other	$178,006	149	$638,772	105	$816,778
Total unrealized losses	$178,006	149	$638,772	105	$816,778
Fair Value	$3,955,133		$1,154,812		$5,109,945

At December 31, 2016
Industrial, miscellaneous and all other	$215,563	124	$643,529	104	$859,092
Total unrealized losses	$215,563	124	$643,529	104	$859,092
Fair Value	$2,063,144		$1,685,874		$3,749,018

The average market value of the equity securities available for sale was 86.2% and 81.4% of the original investment as of March 31, 2017 and December 31, 2016, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the three months ended March 31, 2017 and 2016, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $-0- and $43,630, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2017	$5,625,049	$5,677,028
Due in 2018 through 2021	42,733,718	44,794,103
Due in 2022 through 2026	43,263,792	45,020,917
Due after 2026	84,446,098	90,098,945
Mortgage-backed securities	9,753,206	9,765,624
Redeemable preferred stock	623,635	629,962
Total held to maturity	$186,445,498	$195,986,579

The cost and estimated fair value of available for sale securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Cost	Estimated Fair Value
Available for Sale:
Common stock	$11,139,482	$10,735,239
Total available for sale	$11,139,482	$10,735,239

The Company's realized gains and losses and other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended Mar 31
	2017	2016
Fixed maturity securities held to maturity:
Gross realized gains	$2,434	$-
Gross realized losses	-	(24,795)
Other than temporary impairments	(52,139)	(30,000)

Securities available for sale:
Gross realized gains	60,978	63,495
Gross realized losses	(4,556)	(23,878)
Other than temporary impairments	-	(43,630)

Other assets:
Gross realized gains	456,275	84,768
Gross realized losses	(369,801)	(1,668)
Total	$93,191	$24,292

The net carrying amount of held to maturity securities sold was $28,073 and $-0- for the three months ended March 31, 2017 and 2016, respectively.  The net realized gain related to these sales was $2,434 and $-0- for the three months ended March 31, 2017 and 2016, respectively. Although the intent is to buy and hold a bond to maturity the Company will sell a bond prior to maturity if conditions have changed within the entity that issued the bond to increase the risk of default to an unacceptable level.

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at March 31, 2017, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)
Major categories of net investment income are as follows:
	Three Months Ended Mar 31
	2017	2016
Fixed maturity securities	$2,368,710	$2,050,569
Equity securities	54,786	71,041
Mortgage loans on real estate	2,223,139	2,026,515
Real estate	2,894,331	2,838,484
Policy loans	193,734	182,206
Insurance assignments	3,364,642	3,104,788
Other investments	7,543	-
Short-term investments, principally interest on sale of mortgage loans and other	1,804,746	1,863,144
Gross investment income	12,911,631	12,136,747
Investment expenses	(3,348,349)	(3,144,556)
Net investment income	$9,563,282	$8,992,191
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $115,501 and $87,976 for the three months ended March 31, 2017 and 2016, respectively.
Net investment income on real estate consists primarily of rental revenue.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit for regulatory authorities as required by law amounted to $9,268,330 at March 31, 2017 and $9,269,121 at December 31, 2016. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
Real Estate
The Company continues to strategically deploy resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development mortgage foreclosures.
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
The Company currently owns and operates 13 commercial properties in 7 states. These properties include industrial warehouses, office buildings, retail centers, undeveloped land and includes the redevelopment and expansion of its corporate campus in Salt Lake City Utah. The assets are primarily held without debt; however, the Company does use debt in strategic cases to leverage established yields or to acquire higher quality or different class of asset.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)
The following is a summary of the Company's investment in commercial real estate for the periods presented:
	Net Ending Balance				Total Square Footage
	March 31		December 31		March 31	December 31
	2017		2016		2017	2016
Arizona	$447,229	(1)	$450,538	(1)	16,270	16,270
Arkansas	99,319		100,369		3,200	3,200
Kansas	12,512,451		12,450,297		222,679	222,679
Louisiana	512,324		518,700		7,063	7,063
Mississippi	3,795,355		3,818,985		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	3,760,499		3,734,974		23,470	23,470
Utah	57,104,854	(2)	47,893,073	(2)	433,244	433,244

	$78,239,031		$68,973,936		739,747	739,747
_____________
(1) Includes undeveloped land

(2) Includes 53rd Center to be completed in July 2017

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
The Company established Security National Real Estate Services ("SNRE") to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.
As of March 31, 2017, SNRE manages 124 residential properties in 9 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village, in Sandy Utah.
The following is a summary of the Company's investment in residential real estate for the periods presented:
	Net Ending Balance
	March 31	December 31
	2017	2016
Arizona	$739,333	$742,259
California	5,404,417	5,848,389
Colorado	204,538	364,489
Florida	8,273,416	8,327,355
Ohio	46,658	46,658
Oklahoma	17,500	-
Texas	777,843	1,091,188
Utah	57,428,553	59,485,466
Washington	286,181	286,181
	$73,178,439	$76,191,985

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)

Real Estate Owned and Occupied by the Company
The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 80,000 square feet, or 10% of the overall commercial real estate holdings.

As of March 31, 2017, real estate owned and occupied by the company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
5300 South 360 West, Salt Lake City, UT (1)	Corporate Offices, Life Insurance and Cemetery/Mortuary Operations	36,000	100%
5201 Green Street, Salt Lake City, UT	Mortgage Operations	36,899	34%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	5,522	27%
_____________
(1) This asset is included in property and equipment on the Condensed Consolidated Balance Sheet

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2017, the Company had 42%, 15%, 10%, 8%, 5% and 3% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, Oregon, and Nevada, respectively. The mortgage loans on real estate balances on the Condensed Consolidated Balance Sheet are reflected net of an allowance for loan losses of $1,955,443 and $1,748,783 at March 31, 2017 and December 31, 2016, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2017
Allowance for credit losses:
Beginning balance - January 1, 2017	$187,129	$1,461,540	$100,114	$1,748,783
Charge-offs	-	(16,226)	-	(16,226)
Provision	-	222,886	-	222,886
Ending balance -March 31, 2017	$187,129	$1,668,200	$100,114	$1,955,443

Ending balance: individually evaluated for impairment	$-	$423,487	$-	$423,487

Ending balance: collectively evaluated for impairment	$187,129	$1,244,713	$100,114	$1,531,956

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$37,532,001	$64,629,906	$33,917,309	$136,079,216

Ending balance: individually evaluated for impairment	$203,264	$4,842,306	$484,196	$5,529,766

Ending balance: collectively evaluated for impairment	$37,328,737	$59,787,600	$33,433,113	$130,549,450

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2016
Allowance for credit losses:
Beginning balance - January 1, 2016	$187,129	$1,560,877	$100,114	$1,848,120
Charge-offs	-	(420,135)	-	(420,135)
Provision	-	320,798	-	320,798
Ending balance - December 31, 2016	$187,129	$1,461,540	$100,114	$1,748,783

Ending balance: individually evaluated for impairment	$-	$374,501	$-	$374,501

Ending balance: collectively evaluated for impairment	$187,129	$1,087,039	$100,114	$1,374,282

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$51,536,622	$58,593,622	$40,800,117	$150,930,361

Ending balance: individually evaluated for impairment	$202,992	$2,916,538	$64,895	$3,184,425

Ending balance: collectively evaluated for impairment	$51,333,630	$55,677,084	$40,735,222	$147,745,936

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
March 31, 2017
Commercial	$1,547,419	$-	$-	$203,264	$1,750,683	$35,781,318	$37,532,001	$(187,129)	$37,344,872
Residential	733,374	91,433	1,451,582	3,390,724	5,667,113	58,962,793	64,629,906	(1,668,200)	62,961,706
Residential Construction	-	-	64,895	419,301	484,196	33,433,113	33,917,309	(100,114)	33,817,195

Total	$2,280,793	$91,433	$1,516,477	$4,013,289	$7,901,992	$128,177,224	$136,079,216	$(1,955,443)	$134,123,773

December 31, 2016
Commercial	$-	$-	$-	$202,992	$202,992	$51,333,630	$51,536,622	$(187,129)	$51,349,493
Residential	964,960	996,779	1,290,355	1,626,183	4,878,277	53,715,345	58,593,622	(1,461,540)	57,132,082
Residential Construction	-	-	64,895	-	64,895	40,735,222	40,800,117	(100,114)	40,700,003

Total	$964,960	$996,779	$1,355,250	$1,829,175	$5,146,164	$145,784,197	$150,930,361	$(1,748,783)	$149,181,578
______________
(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2017
With no related allowance recorded:
Commercial	$203,264	$203,264	$-	$203,264	$-
Residential	-	-	-	-	-
Residential construction	484,196	484,196	-	484,196	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,842,306	4,842,306	423,487	4,842,306	-
Residential construction	-	-	-	-	-

Total:
Commercial	$203,264	$203,264	$-	$203,264	$-
Residential	4,842,306	4,842,306	423,487	4,842,306	-
Residential construction	484,196	484,196	-	484,196	-

December 31, 2016
With no related allowance recorded:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	-	-	-	-	-
Residential construction	64,895	64,895	-	64,895	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,916,538	2,916,538	374,501	2,916,538	-
Residential construction	-	-	-	-	-

Total:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	2,916,538	2,916,538	374,501	2,916,538	-
Residential construction	64,895	64,895	-	64,895	-

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

3) Investments (Continued)

The Company's performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Performing	$37,328,737	$51,333,630	$59,787,600	$55,677,084	$33,433,113	$40,735,222	$130,549,450	$147,745,936
Nonperforming	203,264	202,992	4,842,306	2,916,538	484,196	64,895	5,529,766	3,184,425

Total	$37,532,001	$51,536,622	$64,629,906	$58,593,622	$33,917,309	$40,800,117	$136,079,216	$150,930,361

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals approximately $156,000 and $172,000 as of March 31, 2017 and December 31, 2016, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of March 31 2017	As of December 31 2016
Commercial	$203,264	$202,992
Residential	4,842,306	2,916,538
Residential construction	484,196	64,895
Total	$5,529,766	$3,184,425

Loan Loss Reserve

When a repurchase demand corresponding to a mortgage loan previously sold to a third-party investor is received from a third-party investor, the relevant data is reviewed and captured so that an estimated future loss can be calculated. The key factors that are used in the estimated loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third-party investor without having to make any payments to the investor.

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31 2017	As of December 31 2016
Balance, beginning of period	$627,733	$2,805,900
Provisions for losses	426,634	4,688,754
Charge-offs, net of recaptured amounts	10,708	(6,866,921)
Balance, end of period	$1,065,075	$627,733

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

4) Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $101,996 and $84,452 has been recognized for these plans for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the total unrecognized compensation expense related to the options issued in December 2016 was $273,464, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock incentive plans as of March 31, 2017, and the changes during the three months ended March 31, 2017, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	741,973	$4.33	556,298	$4.61
Granted	-		-
Exercised	-		-
Cancelled	-		-
Outstanding at March 31, 2017	741,973	$4.33	556,298	$4.61

As of March 31, 2017:
Options exercisable	636,764	$3.94	493,298	$4.26

As of March 31, 2017:
Available options for future grant	253,432		-

Weighted average contractual term of options outstanding at March 31, 2017	7.12 years		2.42 years

Weighted average contractual term of options exercisable at March 31, 2017	6.70 years		2.13 years

Aggregated intrinsic value of options outstanding at March 31, 2017 (1)	$1,837,828		$1,264,540

Aggregated intrinsic value of options exercisable at March 31, 2017 (1)	$1,824,086		$1,264,540
_____________
(1) The Company used a stock price of $6.80 as of March 31, 2017 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

4) Stock Compensation Plans (Continued)

A summary of the status of the Company's stock incentive plans as of March 31, 2016, and the changes during the three months ended March 31, 2016, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	618,261	$3.89	577,436	$3.54
Granted	-		-
Exercised	(28,460)	2.15	-
Cancelled	-		-
Outstanding at March 31, 2016	589,801	$3.97	577,436	$3.54

As of March 31, 2016:
Options exercisable	484,659	$3.45	498,686	$2.99

As of March 31, 2016:
Available options for future grant	454,842		57,750

Weighted average contractual term of options outstanding at March 31, 2016	7.50 years		2.50 years

Weighted average contractual term of options exercisable at March 31, 2016	7.03 years		2.16 years

Aggregated intrinsic value of options outstanding at March 31, 2016 (1)	$844,342		$1,096,391

Aggregated intrinsic value of options exercisable at March 31, 2016 (1)	$844,342		$1,096,391
_______________
(1) The Company used a stock price of $5.09 as of March 31, 2016 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months ended March 31, 2017 and 2016 was $-0- and $91,989, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

5) Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2017	2016
Numerator:
Net earnings	$1,468,464	$2,611,537
Denominator:
Basic weighted-average shares outstanding	15,058,153	14,656,450
Effect of dilutive securities:
Employee stock options	469,843	455,828

Diluted weighted-average shares outstanding	15,527,996	15,112,278

Basic net earnings per share	$0.10	$0.18

Diluted net earnings per share	$0.09	$0.17

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the three months ended March 31, 2017 and 2016, there were 89,250 and 250,039 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

6) Business Segment Information

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2016. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

6) Business Segment Information (Continued)
	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2017
Revenues from external customers	$26,158,701	$3,604,897	$39,688,771	$-	$69,452,369
Intersegment revenues	2,988,651	109,351	95,770	(3,193,772)	-
Segment profit before income taxes	1,869,073	758,911	(359,694)	-	2,268,290

Identifiable Assets	833,999,127	99,554,821	72,678,401	(139,027,232)	867,205,117
Goodwill	2,765,570	-	-	-	2,765,570

For the Three Months Ended
March 31, 2016
Revenues from external customers	$22,075,134	$3,330,766	$41,949,407	$-	$67,355,307
Intersegment revenues	3,103,446	286,925	79,479	(3,469,850)	-
Segment profit before income taxes	1,065,168	469,055	2,657,534	-	4,191,757

Identifiable Assets	724,858,698	96,827,903	69,077,738	(133,414,858)	757,349,481
Goodwill	2,765,570	-	-	-	2,765,570

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
March 31, 2017 (Unaudited)

7) Fair Value of Financial Instruments (Continued)

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
March 31, 2017 (Unaudited)

7) Fair Value of Financial Instruments (Continued)

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
March 31, 2017 (Unaudited)

7) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2017.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$10,735,239	$10,735,239	$-	$-
Total securities available for sale	$10,735,239	$10,735,239	$-	$-

Restricted assets of cemeteries and mortuaries	$752,814	$752,814	$-	$-
Cemetery perpetual care trust investments	672,922	672,922	-	-
Derivatives - loan commitments	5,285,366	-	-	5,285,366
Total assets accounted for at fair value on a recurring basis	$17,446,341	$12,160,975	$-	$5,285,366

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,155,440)	$-	$-	$(49,155,440)
Future policy benefits - annuities	(98,714,812)	-	-	(98,714,812)
Derivatives - bank loan interest rate swaps	(1,713)	-	-	(1,713)
- call options	(38,628)	(38,628)	-	-
- put options	(13,700)	(13,700)	-	-
- loan commitments	(564,025)	-	-	(564,025)
Total liabilities accounted for at fair value on a recurring basis	$(148,488,318)	$(52,328)	$-	$(148,435,990)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Loan Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2016	$(49,421,125)	$(99,388,662)	$3,287,406	$(3,308)

Total gains (losses):

Included in earnings	265,685	673,850	1,433,935	-

Included in other comprehensive income	-	-	-	1,595

Balance - March 31, 2017	$(49,155,440)	$(98,714,812)	$4,721,341	$(1,713)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

7) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at March 31, 2017.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage loans on real estate	$5,106,278	$-	$-	$5,106,278
Mortgage servicing rights	1,357,867	-	-	1,357,867
Total assets accounted for at fair value on a nonrecurring basis	$6,464,145	$-	$-	$6,464,145

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$10,573,356	$10,573,356	$-	$-
Total securities available for sale	$10,573,356	$10,573,356	$-	$-

Restricted assets of cemeteries and mortuaries	$736,603	$736,603	$-	$-
Cemetery perpetual care trust investments	698,202	698,202	-	-
Derivatives - loan commitments	3,389,618	-	-	3,389,618
Total assets accounted for at fair value on a recurring basis	$15,397,779	$12,008,161	$-	$3,389,618
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,421,125)	$-	$-	$(49,421,125)
Future policy benefits - annuities	(99,388,662)	-	-	(99,388,662)
Derivatives - bank loan interest rate swaps	(3,308)	-	-	(3,308)
- call options	(109,474)	(109,474)	-	-
- put options	(26,494)	(26,494)	-	-
- loan commitments	(102,212)	-	-	(102,212)
Total liabilities accounted for at fair value on a recurring basis	$(149,051,275)	$(135,968)	$-	$(148,915,307)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

7) Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Loan Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2015	$(50,694,953)	$(69,398,617)	$3,333,091	$(13,947)
Purchases	-	(30,294,480)	-	-
Total gains (losses):
Included in earnings	1,273,828	304,435	(45,685)	-
Included in other comprehensive income	-	-	-	10,639
Balance - December 31, 2016	$(49,421,125)	$(99,388,662)	$3,287,406	$(3,308)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2016.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2017 and December 31, 2016. The estimated fair value amounts for March 31, 2017 and December 31, 2016 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Condensed Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

7) Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$62,961,706	$-	$-	$67,122,262	$67,122,262
Residential construction	33,817,195	-	-	33,817,195	33,817,195
Commercial	37,344,872	-	-	38,610,972	38,610,972
Mortgage loans, net	$134,123,773	$-	$-	$139,550,429	$139,550,429
Policy loans	6,666,500	-	-	6,666,500	6,666,500
Insurance assignments, net	32,856,652	-	-	32,856,652	32,856,652
Short-term investments	28,346,922	-	-	28,346,922	28,346,922

Liabilities
Bank and other loans payable	$(61,546,973)	$-	$-	$(61,546,973)	$(61,546,973)

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
March 31, 2017 (Unaudited)

7) Fair Value of Financial Instruments (Continued)

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

9) Derivative Instruments

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
March 31, 2017 (Unaudited)

9) Derivative Instruments (Continued)

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

The following table shows the fair value of derivatives as of March 31, 2017 and December 31, 2016.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Loan commitments	other assets	$5,285,366	other assets	$3,389,618	Other liabilities	$564,025	Other liabilities	$102,212
Call options	--	--	--	--	Other liabilities	38,628	Other liabilities	109,474
Put options	--	--	--	--	Other liabilities	13,700	Other liabilities	26,494
Interest rate swaps	--	--	--	--	Bank loans payable	1,713	Bank loans payable	3,308
Total		$5,285,366		$3,389,618		$618,066		$241,488

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

9) Derivative Instruments (Continued)

	Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended Mar 31
Derivative - Cash Flow Hedging Relationships:	2017	2016
Interest Rate Swaps	$1,595	$2,737
Sub Total	1,595	2,737
Tax Effect	622	1,068
Total	$973	$1,669

10) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The amounts expensed for loan losses for the three months ended March 31, 2017 and 2016 were $427,000 and $587,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2017 and December 31, 2016, the balances were $1,065,000 and $628,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of March 31, 2017, the Company's commitments were approximately $45,923,000 for these loans of which $33,917,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At March 31, 2017, $471,607 of reserves was established related to such insurance programs versus $416,576 at December 31, 2016.

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
March 31, 2017 (Unaudited)

10) Reinsurance, Commitments and Contingencies (Continued)

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

11) Mortgage Servicing Rights

The Company reports these MSRs pursuant to the accounting policy discussed in Note 7.

The following is a summary of the MSR activity for the periods presented.

	As of March 31 2017	As of December 31 2016
Amortized cost:
Balance before valuation allowance at beginning of year	$18,872,362	$12,679,755
MSRs proceeds from loan sales	1,357,867	8,603,154
Amortization	(797,236)	(2,410,547)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$19,432,993	$18,872,362

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$19,432,993	$18,872,362

Estimated fair value of MSRs at end of period	$26,632,996	$25,496,832

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the Condensed Consolidated Statement of Earnings:

	Three Months Ended Mar 31
	2017	2016
Contractual servicing fees	$1,835,873	$1,314,285
Late fees	86,338	63,055
Total	$1,922,211	$1,377,340

The following is a summary of the unpaid principal balances of the servicing portfolio for the periods presented:

	As of March 31 2017	As of December 31 2016
Servicing UPB	$2,744,354,316	$2,720,441,340

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life(Years)	Discount Rate
March 31, 2017	3.79%	6.55	10.01
December 31, 2016	3.77%	6.52	10.01

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (Unaudited)

12) Acquisitions (Continued)

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of First Guaranty had occurred at the beginning of the three month periods ended March 31, 2017 and 2016. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended March 31 (unaudited)
	2017	2016
Total revenues	$69,452,369	$68,513,613
Net earnings	$1,468,464	$2,375,754
Net earnings per Class A equivalent common share	$0.10	$0.16
Net earnings per Class A equivalent common share assuming dilution	$0.09	$0.16

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

The following table shows the condensed financial results of the insurance operations for three months ended March 31, 2017 and 2016.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2017	2016	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$17,357	$14,452	20%
Net investment income	7,586	6,963	9%
Income from loan originations	1,188	472	152%
Other	28	188	(85%)
Total	$26,159	$22,075	19%
Intersegment revenue	$2,989	$3,103	(4%)
Earnings before income taxes	$1,869	$1,065	75%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company ("SecurityNational Mortgage"). Profitability in the three months ended March 31, 2017 has increased due to increases in insurance premiums, mortgage fee income and net investment income.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its eight mortuaries in Utah. The Company also sells cemetery products and services through its five cemeteries in Utah and one cemetery in San Diego County, California. Cemetery land sales and at-need product sales and services are recognized as revenue at the time of sale or when the services are performed. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed.

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three months ended March 31, 2017 and 2016. See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2017	2016	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,406	$1,366	3%
Cemetery revenues	2,131	2,019	6%
Other	68	(54)	226%
Total	$3,605	$3,331	8%
Earnings before income taxes	$759	$469	62%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes and maintenance expenses. Memorial Estates has recorded depreciation on these properties of $170,000 and $187,000 for the three months ended March 31, 2017 and 2016, respectively.

Mortgage Operations

Overview

The Company's wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage Company (formerly known as Green Street Mortgage Services, Inc.), are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage and EverLEND Mortgage obtain mortgage loans originated in retail offices and through independent brokers. Mortgage loans originated by the Company's mortgage subsidiaries are funded through loan purchase agreements from Security National Life and unaffiliated financial institutions.

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

For the three months ended March 31, 2017 and 2016, SecurityNational Mortgage originated and sold 2,985 loans ($568,846,000 total volume) and 3,139 loans ($586,580,000 total volume), respectively. For the three months ended March 31, 2017 and 2016, EverLEND Mortgage originated and sold one loan ($310,000 total volume) and -0- loans ($-0- total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2017 and 2016.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2017	2016	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$31,832	$33,353	(5%)
Secondary gains from investors	7,857	8,596	(9%)
Total	$39,689	$41,949	(5%)
Earnings before income taxes	$(360)	$2,658	(114%)

The decrease in earnings for the three months ended March 31, 2017 was due to a reduction in mortgage loan originations.

Mortgage Loan Loss Settlements
Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The amounts expensed for loan losses for the three months ended March 31, 2017 and 2016 were $427,000 and $587,000, respectively. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of March 31, 2017 and December 31, 2016, the balances were $1,065,000 and $628,000, respectively.
Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

Consolidation

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total revenues increased by $2,097,000, or 3.1%, to $69,452,000 for the three months ended March 31, 2017, from $67,355,000 for the comparable period in 2016. Contributing to this increase in total revenues was a $2,906,000 increase in insurance premiums and other considerations, a $571,000 increase in net investment income, a $499,000 increase in other revenues, a $113,000 increase in net mortuary and cemetery sales, a $47,000 increase in realized gains on investments and other assets, and a $21,000 decrease in other than temporary impairments on investments. This increase in total revenues was partially offset by a $2,060,000 decrease in mortgage fee income.

Insurance premiums and other considerations increased by $2,906,000, or 20.1%, to $17,357,000 for the three months ended March 31, 2017, from $14,451,000 for the comparable period in 2016. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $571,000, or 6.4%, to $9,563,000 for the three months ended March 31, 2017, from $8,992,000 for the comparable period in 2016. This increase was primarily attributable to a $318,000 increase in fixed maturity securities income, a $260,000 increase in insurance assignment income, a $197,000 increase in mortgage loan interest, and a $56,000 increase in rental income from real estate owned. This increase was partially offset by a $204,000 increase in investment expenses, a $58,000 decrease in short-term investment income, and a $17,000 decrease in equity securities income.

Net mortuary and cemetery sales increased by $113,000, or 3.5%, to $3,359,000 for the three months ended March 31, 2017, from $3,246,000 for the comparable period in 2016. This increase was primarily due to an increase in at-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets increased by $47,000, or 48.4%, to $145,000 in realized gains for the three months ended March 31, 2017, from $98,000 in realized gains for the comparable period in 2016. This increase in realized gains on investments and other assets was primarily attributable to a $27,000 increase in realized gains on fixed maturity securities, and a $17,000 increase in realized gains on securities available for sale.

Mortgage fee income decreased by $2,060,000, or 5.3%, to $37,051,000, for the three months ended March 31, 2017, from $39,111,000 for the comparable period in 2016.  This decrease was primarily due to a reduction in mortgage loan originations.

Other revenues increased by $499,000, or 32.6%, to $2,029,000 for the three months ended March 31, 2017, from $1,530,000 for the comparable period in 2016. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $67,184,000, or 96.7% of total revenues, for the three months ended March 31, 2017, as compared to $63,164,000, or 93.8% of total revenues, for the comparable period in 2016.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,332,000 or 18.7%, to $14,835,000 for the three months ended March 31, 2017, from $12,503,000 for the comparable period in 2016. This increase was primarily the result of a $1,022,000 increase in future policy benefits, a $971,000 increase in death benefits, and a $339,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $51,000, or 2.3%, to $2,264,000 for the three months ended March 31, 2017, from $2,213,000 for the comparable period in 2016. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses increased by $1,384,000, or 2.9%, to $48,309,000 for the three months ended March 31, 2017, from $46,925,000 for the comparable period in 2016. This increase was primarily the result of a $1,392,000 increase in personnel expenses resulting from increased salaries for existing employees and the hiring of new employees, a $950,000 increase in other expenses, a $233,000 increase in advertising, a $75,000 increase in rent and rent related expenses, and a $104,000 increase in depreciation on property and equipment. This increase was partially offset by a $1,121,000 decrease in commissions resulting from a decrease in sales, a $160,000 decrease in provision for loan loss reserve, and a $89,000 decrease in costs related to funding mortgage loans.

Interest expense increased by $190,000, or 17.8%, to $1,254,000 for the three months ended March 31, 2017, from $1,064,000 for the comparable period in 2016. This increase was primarily due to an increase in interest expense on mortgage warehouse lines, and an increase in interest expense due to the completion of the Dry Creek at East Village Apartments development in December 2015, resulting from interest from the bank loan that had been capitalized during the construction phase of each building and now being expensed.

Comprehensive income for the three months ended March 31, 2017 and 2016 amounted to gains of $1,537,000 and $2,911,000, respectively. This $1,374,000 decrease in comprehensive income was primarily the result of a $1,096,000 decrease in net income, and a $278,000 decrease in unrealized gains in securities available for sale.

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

During the three months ended March 31, 2017, the Company's operations provided cash of $24,102,000. This was due primarily to an increase in cash collected on mortgage loans sold to investors. During the three months ended March 31, 2016, the Company's provided cash of $25,863,000. This was due primarily to an increase in cash collected on mortgage loans sold to investors.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $185,822,000 and $184,356,000 as of March 31, 2017 and December 31, 2016, respectively. This represents 33.4% and 33.1% of the total investments as of March 31, 2017 and December 31, 2016, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2017, 8.8% (or $16,424,000) and at December 31, 2016, 9.0% (or $16,513,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2017 and December 31, 2016, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank loans and notes payable was $191,506,000 as of March 31, 2017, as compared to $181,898,000 as of December 31, 2016. Stockholders' equity as a percent of total capitalization was 67.9% and 70.5% as of March 31, 2017 and December 31, 2016, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2016 was 9.6% as compared to a rate of 7.4% for 2015. The 2017 lapse rate to date has been approximately the same as 2016.

At March 31, 2017, $44,605,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company, without approval of state insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2017, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

The Company remediated the two material weaknesses that were disclosed in its Annual Report on Form 10-K, including implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The following remediation steps are among the measures that were implemented: (i) a thorough review of the accounting department to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication and processes are as effective as possible; and (ii) a thorough review of the processes and procedures used in the Company's accounting.

Other than the items mentioned above, there have been no other changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings.

Lehman Brothers Litigation – Delaware and New York

In January 2014, Lehman Brothers Holdings, Inc. ("Lehman Holdings") entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims that Fannie Mae had asserted against Lehman Holdings, which were based on alleged breaches of certain representations and warranties by Lehman Holdings in the mortgage loans it had sold to Fannie Mae.  Lehman Holdings acquired these loans from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, which in turn purchased the loans from certain residential mortgage loan originators, including SecurityNational Mortgage. A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014.

Lehman Holdings filed a motion in May 2014 with the U.S. Bankruptcy Court of the Southern District of New York to require the mortgage loan originators, including SecurityNational Mortgage, to engage in settlement discussions and non-binding mediations of the alleged indemnification claims against the mortgage loan originators concerning the Fannie Mae and Freddie Mac settlements with Lehman Holdings.  The mediation was not successful in resolving any issues between SecurityNational Mortgage and Lehman Holdings.

On January 26, 2016, SecurityNational Mortgage filed a declaratory judgment action against Lehman Holdings in the Superior Court for the State of Delaware.  In the Delaware action, SecurityNational Mortgage asserted its right to obtain a declaration of rights in that there are allegedly millions of dollars in dispute with Lehman Holdings pertaining to approximately 136 loans.  SecurityNational Mortgage sought a declaratory judgment as to its rights as it contends that it has no liability to Lehman Holdings as a result of Lehman Holdings' settlements with Fannie Mae and Freddie Mac.  Lehman Holdings filed a motion in the Delaware court seeking to stay or dismiss the declaratory judgment action.  On August 24, 2016, the Court ruled that it would exercise its discretion to decline jurisdiction over the action and granted Lehman Holdings' motion to dismiss.

On February 3, 2016, Lehman Holdings filed an adversary proceeding against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York seeking a declaration of rights similar in nature to the declaratory judgment that SecurityNational Mortgage sought in its Delaware lawsuit, and for damages relating to the alleged obligations of the defendants under the indemnification provisions of the alleged agreements, in amounts to be determined at trial, including interest, attorneys' fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants. No response was required to be filed relative to the Complaint or the Amended Complaint dated March 7, 2016. A Case Management Order was entered on November 1, 2016.

On December 27, 2016, pursuant to the Case Management Order, Lehman Holdings filed a Second Amended Complaint against SecurityNational Mortgage, which eliminates the declaratory judgment claim but retains a similar claim for damages as in the Complaint.  The case is presently in a motion period. Many of the defendants, including SecurityNational Mortgage, filed a joint motion in the case asserting that the Bankruptcy Court does not have subject matter jurisdiction concerning the matter and that venue is improper. Lehman Holdings' response is due at the end of May 2017. Defendants then have 45 days in which to file a reply brief. No Answer is required to be filed by SecurityNational Mortgage pending further order of the Court.  SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend its position.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment to Articles of Incorporation (11)
3.2	Amended Bylaws (3)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Amended Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)
10.2	2003 Stock Option Plan (2)
10.3	2006 Director Stock Option Plan (4)
10.4	2013 Amended Stock Option and Other Equity Incentive Awards Plan (10)
10.5	2014 Director Stock Option Plan (6)
10.6	Employment agreement with Scott M. Quist (8)
10.7	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (5)
10.8	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (7)
10.9	Stock Purchase Agreement among Security National Financial Corporation, and Reppond Holding Company, to purchase First Guaranty Insurance Company (10)
21	Subsidiaries of the Registrant
23.1	Consent of Eide Bailly LLP (9)
23.2	Consent of Mackey Price & Mecham (9)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

_________
(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
(2)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 5, 2003, relating to the Company's Annual Meeting of Stockholders
(3)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(4)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 1, 2007, relating to the Company's Annual Meeting of Stockholders
(5)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(6)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company's Annual Meeting of Stockholders
(7)	Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2015
(9)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015
(10)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(11)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 15, 2017	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)