Form 10-K/A
period 2016-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2017-08-25
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Security National Financial Corporation ("the Company") is filing this Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2017 (the "Original Filing"), to restate its Consolidated Financial Statements and related disclosures as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 (including the unaudited quarterly periods within 2016, 2015 and 2014). This Form 10-K/A also amends certain other items in the Original Filing, as listed in "Items Amended in This Filing" below.

Background and Effects of Restatement

Subsequent to the Original Filing, the Company identified errors relating to the application of accounting principles that related to its treatment of warehouse line repurchase agreements and its assessment of the tax valuation allowance, which is a component of the Company's deferred tax assets.  As disclosed in the Current Report on Form 8-K that was filed by the Company with the SEC on August 4, 2017, the Company's management and the Audit Committee of its Board of Directors determined, based on the preliminary results of an internal investigation, that the Company's consolidated and combined financial statements and related report of independent registered public accounting firm that audited the Company's Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the SEC on March 31, 2017, should no longer be relied upon as a result of these errors.

Along with restating its financial statements to correct the errors discussed above, the Company elected to record adjustments for certain immaterial accounting errors related to the periods covered in its Form 10-K/A.

Related financial information in this Form 10-K/A has been restated to reflect adjustments for the accounting errors related to the matters described above. For further details, see Note 21 "Correction of Errors." Restated quarterly information for each of the quarterly periods in the years ended December 31, 2016, 2015 and 2014 is set forth in Note 22 "Impact of Restatement Adjustments on Quarterly Financial Statements (unaudited)." Restated balances have been identified with the notation "As Restated" where appropriate and the terms "As Previously Reported" and "As Originally Reported" are used to refer to balances from the 2016 consolidated financial statements as reported in the Original Filing.

The Company has not filed amendments to any previously filed Quarterly Reports on Form 10-Q to restate financial information presented for the periods affected by the restatement. The Company believes that presenting amended and restated unaudited quarterly financial information in this Form 10-K/A allows the readers to review relevant data in a single presentation along with the revised evaluation of controls and procedures. Accordingly, investors should rely only on the financial information regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously filed reports relating to those periods. The Company is concurrently filing Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2017, which will include disclosure of the effects of the restatement on the comparative March 31, 2016 quarterly period.

Items Amended in This Filing

For the convenience of the reader, this Amendment sets forth the information in the Original Filing, in its entirety, as such information is modified and superseded where necessary to reflect the restatement of the Company's consolidated financial statements as a result of the errors discussed above. References throughout this document to "Form 10-K" have been amended to "Form 10-K/A" where appropriate. Except as noted below, this Amendment does not affect any other parts of the Original Filing, nor does it reflect events occurring after the date of the Original Filing or amend or otherwise update any information in the Original Filing. The following Items have been amended as a result of the restatement:

- Part II, Item 6. Selected Financial Data
- Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
- Part II, Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
- Part II, Item 8. Financial Statements and Supplementary Data
- Part II, Item 9A. Controls and Procedures
- Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition, in accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act") from the Company's Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Internal Control Consideration

The Company's management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016. As a result of that reassessment, management identified additional material weaknesses that existed as of December 31, 2016.  For a description of the material weaknesses, see Part II, Item 9A. "Controls and Procedures."

Security National Financial Corporation
Form 10-K/A
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

Age Nearest Birthday	Non‑Medical Limits

0‑50	$100,000
51‑up	Medical information required (APS or exam)

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

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
SNFC
S & P 500
S & P Insurance

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
SNFC	100	564	325	408	487	507
S & P 500	100	113	147	164	163	178
S & P Insurance	100	117	170	180	181	208

The stock performance graph set forth above is required by the Securities and Exchange Commission and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such acts.

As of December 31, 2016, there were 3,424 record holders of Class A common stock and 72 record holders of Class C common stock.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The accompanying management's discussion and analysis gives effect to the restatement discussed in Note 21 to the Consolidated Financial Statements.

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

	Years ended December 31 (in thousands of dollars)
	2016	2015	2016 vs 2015 % Increase (Decrease)	2014	2015 vs 2014 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$64,501	$56,410	14%	$53,009	6%
Net investment income	28,618	25,297	13%	23,008	10%
Revenues from loan originations	2,401	2,474	(3%)	4,029	(39%)
Other	85	2,744	(97%)	1,727	59%
Total	$95,605	$86,925	10%	$81,773	6%
Intersegment revenue	$7,120	$7,615	(7%)	$6,128	24%
Earnings before income taxes	$7,858	$8,619	(9%)	$8,626	0%

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

For the twelve months ended December 31, 2016, 2015 and 2014, SecurityNational Mortgage originated 16,022 loans ($3,097,872,000 total volume), 14,976 loans ($2,843,455,000 total volume), and 10,794 loans ($2,037,337,000 total volume), respectively. For the twelve months ended December 31, 2016, 2015 and 2014, EverLEND Mortgage originated three loans ($838,000 total volume), 79 loans ($17,949,000 total volume), and 33 loans ($7,298,000 total volume), respectively.

The following table shows the condensed financial results for the Company's mortgage operations for the years ended 2016, 2015 and 2014.  See Note 14 and Note 21 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2016	2015	2016 vs 2015 % Increase (Decrease)	2014	2015 vs 2014 % Increase (Decrease)
Revenues from external customers:
Revenues from loan originations	$146,465	$134,832	9%	$100,917	34%
Secondary gains from investors	34,677	34,211	1%	21,862	56%
Total	$181,142	$169,043	7%	$122,779	38%
Earnings before income taxes	$10,626	$11,481	(7%)	$4,437	159%

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

The Company has determined that all three sales criteria are met at the time a mortgage loan is purchased by a third party investor. Until the loan is purchased, all direct selling revenues and costs are deferred.

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month time period, the loans are repurchased and transferred to the long-term investment portfolio at the lower of cost or fair value and the previously recorded sales revenue that was to be received from a third party investor is written off against the loan loss reserve. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.
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

The majority of loans originated are sold to third party investors. The amounts expected to be sold to investors are shown on the balance sheet as loans held for sale, and include the fees due from third party investors.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on total production. This estimate is based on the Company's historical experience and is included as a component of mortgage fee income. Subsequent updates to the recorded liability from changes in assumptions are recorded in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

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

Results of Consolidated Operations

2016 Compared to 2015

Total revenues increased by $23,980,000, or 8.6%, to $304,335,000 for fiscal year 2016 from $280,355,000 for the fiscal year 2015. Contributing to this increase in total revenues was a $12,026,000 increase in mortgage fee income, an $8,091,000 increase in insurance premiums and other considerations, a $3,574,000 increase in net investment income, a $1,766,000 increase in other revenues, a $765,000 increase in net cemetery and mortuary sales, and a $335,000 decrease in other than temporary impairments. This increase in total revenues was partially offset by a $2,577,000 decrease in realized gains on investments and other assets.

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

Mortgage fee income increased by $12,026,000, or 7.0%, to $183,543,000 for 2016, from $171,517,000 for the comparable period in 2015. This increase was primarily attributable to an increase in mortgage loan originations.

Other revenues increased by $1,766,000, or 34.5%, to $6,888,000 for 2016 from $5,122,000 for the comparable period in 2015. This increase was due to an increase in mortgage servicing revenues.

Total benefits and expenses were $284,632,000, or 93.4% of total revenues, for 2016, as compared to $259,341,000, or 92.5% of total revenues, for the comparable period in 2015.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $4,102,000, or 8.1%, to $54,710,000 for 2016, from $50,608,000 for the comparable period in 2015. This increase was primarily the result of a $4,264,000 increase in future policy benefits, which was partially offset by a $125,000 decrease in death benefits and a $37,000 decrease in surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $2,362,000, or 41.9%, to $8,003,000 for 2016, from $5,641,000 for the comparable period in 2015. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses increased by $18,190,000, or 9.2%, to $215,020,000 for 2016, from $196,830,000 for the comparable period in 2015. This increase was primarily due to a $9,394,000 increase in personnel expenses resulting from increased salaries for existing employees and the hiring of new employees, a $7,734,000 increase in commission expenses, a $1,616,000 increase in other expenses, a $695,000 increase in advertising expenses, a $290,000 increase in costs related to funding mortgage loans, and a $210,000 increase in rent and rent related expenses. These increases were partially offset by a $1,749,000 decrease in the provision for loan losses.

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

2015 Compared to 2014

Total revenues increased by $55,308,000, or 24.6%, to $280,355,000 for fiscal year 2015 from $225,047,000 for the fiscal year 2014. Contributing to this increase in total revenues was a $44,710,000 increase in mortgage fee income, a $5,704,000 increase in net investment income, a $3,401,000 increase in insurance premiums and other considerations, a $1,375,000 increase in other revenues, a $483,000 increase in realized gains on investments and other assets, and a $76,000 increase in net cemetery and mortuary sales. This increase in total revenues was partially offset by a $441,000 increase in other than temporary impairments.

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

Mortgage fee income increased by $44,710,000, or 35.3%, to $171,517,000 for 2015, from $126,807,000 for the comparable period in 2014. This increase was primarily attributable to an increase in mortgage loan originations and higher secondary gains from loans held for sale.

Other revenues increased by $1,375,000, or 36.7%, to $5,122,000 for 2015 from $3,747,000 for the comparable period in 2014. This increase was due to an increase in mortgage servicing revenues.

Total benefits and expenses were $259,341,000, or 92.5% of total revenues, for 2015, as compared to $211,320,000, or 93.9% of total revenues, for the comparable period in 2014.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,912,000, or 6.1%, to $50,608,000 for 2015, from $47,696,000 for the comparable period in 2014. This increase was primarily the result of an increase of $4,058,000 in death benefits, which was partially offset by decreases of $848,000 in future policy benefits, and $298,000 in surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $1,252,000, or 18.2%, to $5,641,000 for 2015, from $6,893,000 for the comparable period in 2014. This decrease was primarily due to improved persistency in the payment of premiums in the traditional life business.

Selling, general and administrative expenses increased by $44,946,000, or 29.6%, to $196,830,000 for 2015, from $151,884,000 for the comparable period in 2014. This increase was primarily due to a $21,526,000 increase in commission expenses, an $11,500,000 increase in personnel expenses, a $4,154,000 increase in other expenses, a $2,449,000 increase in the provision for loan losses, a $2,450,000 increase in costs related to funding mortgage loans, a $1,715,000 increase in rent and rent related expenses, and a $1,146,000 increase in advertising expenses.  These increased expenses in 2015 were primarily due to the additional costs and expenses associated with the Company's significant increases in the number of mortgage loan originations in 2015.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The initial allowance for loan losses in years ended December 31, 2016, 2015 and 2014 were $2,989,000, $2,846,000 and $2,053,000, respectively, and the charge has been included in mortgage fee income. Additional amounts accrued for changes in estimates specific to settlements for loan losses in years ended December 31, 2016, 2015 and 2014 were $1,700,000, $3,449,103 and $1,000,000, respectively, and the charge has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2016 and 2015, the balances were $628,000 and $2,806,000, respectively. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of December 31, 2016. There is a risk, however, that future loan losses may exceed the loan loss reserves and allowances.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $628,000 as of December 31, 2016 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan losses, which includes provisions for probable losses and indemnification on loans held for sale, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third-party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

During the twelve months ended December 31, 2016, the Company's operations provided cash of $35,535,000. This was primarily due to an increase in cash collected on loans held for sale. During the twelve months ended December 31, 2015, the Company's operations used cash of $28,113,000. This was primarily due to an increase in cash paid on loans held for sale.

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

If market conditions were to cause interest rates to change, the market value of the Company's fixed income portfolio, which includes bonds, preferred stock, and mortgage loans, could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value (in thousands)	$28,572	$13,491	$(17,119)	$(30,069)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2016 and 2015, the life insurance subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity, and bank loans and notes payable were $284,700,000 as of December 31, 2016, as compared to $248,722,000 as of December 31, 2015. Stockholders' equity as a percent of total capitalization was 46.6% and 47.3% as of December 31, 2016 and December 31, 2015, respectively. Bank loans and notes payable increased by $12,810,000 for the twelve months ended December 31, 2016 as compared to December 31, 2015, thus decreasing the stockholders' equity percentage.

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

This Annual Report on Form 10-K/A contains forward-looking statements, together with related data and projections, about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then-current expectations. The business in which the Company is engaged involves changing and competitive markets, which may involve a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate.

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

Contractual Obligations

The Company's contractual obligations as of December 31, 2016, and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$6,556,093	$7,857,212	$534,151	$37,438	$14,984,894
Bank and other loans payable	101,177,574	37,668,543	4,502,845	8,791,717	152,140,679
	$107,733,667	$45,525,755	$5,036,996	$8,829,155	$167,125,573

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

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

As discussed in Note 21, subsequent to the issuance of the Company's financial statements as of December 31, 2016 and 2015, and for the three-year period ended December 31, 2016, and our report thereon dated March 31, 2017, we became aware that those financial statements contained errors related to purchase agreements for mortgage loans and the tax valuation allowance, as well as related disclosures and a number of other matters. In our original report we expressed an unmodified opinion on these financial statements, and our opinion on the revised statements, as expressed herein, remains unmodified.

Salt Lake City, Utah
March 31, 2017, except for Note 21, for which the date is August 25, 2017

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2016 (As Restated)	2015 (As Restated)
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$184,979,644	$145,558,425
Equity securities, available for sale, at estimated fair value	10,573,356	8,431,090
Mortgage loans on real estate and construction loans held for investment, net of allowances for loan losses of $1,748,783 and $1,848,120 for 2016 and 2015	149,181,578	112,546,905
Real estate held for investment, net of accumulated depreciation of $16,138,439 and $12,210,346 for 2016 and 2015	145,165,921	114,852,432
Policy loans and other investments, net of allowances for doubtful accounts of $1,119,630 and $906,616 for 2016 and 2015	40,937,146	39,582,421
Short-term investments	27,560,040	16,915,808
Accrued investment income	2,972,596	2,553,819
Total investments	561,370,281	440,440,900
Cash and cash equivalents	38,987,430	40,053,242
Loans held for sale	189,139,832	211,453,006
Receivables, net	6,373,364	6,060,994
Restricted assets	10,391,394	9,359,802
Cemetery perpetual care trust investments	4,131,885	2,848,759
Receivable from reinsurers	13,079,668	13,400,527
Cemetery land and improvements	10,672,836	10,780,996
Deferred policy and pre-need contract acquisition costs	69,118,745	59,004,909
Mortgage servicing rights, net	18,872,362	12,679,755
Property and equipment, net	8,791,522	11,441,660
Value of business acquired	7,570,300	8,743,773
Goodwill	2,765,570	2,765,570
Other	10,413,394	11,439,273
Total Assets	$951,678,583	$840,473,166

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2016 (As Restated)	2015 (As Restated)
Liabilities
Future life, annuity, and other benefits	$584,067,692	$515,789,254
Unearned premium reserve	4,469,771	4,737,305
Bank and other loans payable	152,140,679	131,005,614
Deferred pre-need cemetery and mortuary contract revenues	12,360,249	12,816,227
Cemetery perpetual care obligation	3,598,580	3,465,771
Accounts payable	4,213,109	3,502,046
Other liabilities and accrued expenses	33,950,503	31,027,381
Income taxes	24,318,869	20,412,889
Total liabilities	819,119,452	722,756,487
Stockholders' Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,819,006 shares in 2016 and 13,109,100 shares in 2015	27,638,012	26,218,200
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 1,902,229 shares in 2016 and 1,709,640 shares in 2015	3,804,458	3,419,280
Additional paid-in capital	34,813,246	30,232,582
Accumulated other comprehensive income, net of taxes	264,822	(499,358)
Retained earnings	67,409,204	60,525,404
Treasury stock, at cost - 704,122 Class A shares and -0- Class C shares in 2016; 930,546 Class A shares and -0- Class C shares in 2015	(1,370,611)	(2,179,429)
Total stockholders' equity	132,559,131	117,716,679
Total Liabilities and Stockholders' Equity	$951,678,583	$840,473,166

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Revenues:
Insurance premiums and other considerations	$64,501,017	$56,409,863	$53,008,679
Net investment income	37,582,444	34,007,904	28,303,740
Net mortuary and cemetery sales	12,267,640	11,502,045	11,426,308
Realized gains on investments and other assets	(176,387)	2,401,359	1,918,176
Other than temporary impairments	(270,358)	(605,430)	(164,240)
Mortgage fee income	183,542,796	171,517,284	126,807,473
Other	6,887,749	5,121,807	3,747,013
Total revenues	304,334,901	280,354,832	225,047,149

Benefits and expenses:
Death benefits	31,033,222	31,158,281	27,100,278
Surrenders and other policy benefits	2,354,158	2,391,612	2,689,686
Increase in future policy benefits	21,322,195	17,057,764	17,905,914

Amortization of deferred policy and pre-need acquisition costs and value of business acquired	8,003,175	5,641,293	6,892,978
Selling, general and administrative expenses:
Commissions	88,634,494	80,900,618	59,374,542
Personnel	70,254,479	60,860,275	49,360,406
Advertising	6,425,277	5,730,197	4,584,436
Rent and rent related	8,061,598	7,850,776	6,135,876
Depreciation on property and equipment	2,182,724	2,183,496	2,177,165
Provision for loan loss reserve	1,700,000	3,449,103	1,000,000
Costs related to funding mortgage loans	9,191,488	8,901,511	6,451,319
Other	28,569,949	26,954,378	22,800,066
Interest expense	5,111,868	4,458,612	2,994,429
Cost of goods and services sold – mortuaries and cemeteries	1,787,043	1,803,444	1,853,103

Total benefits and expenses	284,631,670	259,341,360	211,320,198

Earnings before income taxes	19,703,231	21,013,472	13,726,951
Income tax expense	(7,514,604)	(7,662,031)	(5,510,119)

Net earnings	$12,188,627	$13,351,441	$8,216,832

Net earnings per Class A equivalent common share (1)	$0.82	$0.92	$0.59

Net earnings per Class A equivalent common share - assuming dilution(1)	$0.81	$0.89	$0.57

Weighted average Class A equivalent common shares outstanding (1)	14,806,290	14,439,274	13,893,260

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	15,127,204	14,951,833	14,344,475

(1)
Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Class C common shares have been adjusted retroactively for the effect of the 1-for-10 reverse stock split that was approved by the stockholders in 2014. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is $6.68, $7.99 and $5.48 per share for 2016, 2015 and 2014, respectively, and $6.19, $6.88 and $4.55 per share-assuming dilution for 2016, 2015 and 2014, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Net earnings	$12,188,627	$13,351,441	$8,216,832
Other comprehensive income:
Changes in:
Net unrealized gains on derivative instruments	6,490	10,628	16,433
Net unrealized gains (losses) on available for sale securities	757,690	(771,343)	(65,848)
Other comprehensive gain (loss)	764,180	(760,715)	(49,415)
Comprehensive income	$12,952,807	$12,590,726	$8,167,417

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2014, (As Previously Reported)	$23,614,574	$2,660,382	$23,215,875	$310,772	$40,574,211	$(2,624,625)	$87,751,189
		.
Prior period adjustment (see Note 21)	-	-	-	-	6,405,271	-	6,405,271

Balance at January 1, 2014 (As Restated)	23,614,574	2,660,382	23,215,875	310,772	46,979,482	(2,624,625)	94,156,460

Net earnings (As Restated)	-	-	-	-	8,216,832	-	8,216,832
Other comprehensive loss	-	-	-	(49,415)	-	-	(49,415)
Stock based compensation	-	-	391,220	-	-		391,220
Reverse stock split true up	-	30	-	-	(30)	-	-
Exercise of stock options	108,824	-	(34,800)	-	-	-	74,024
Sale of treasury stock	-	-	361,679	-	-	538,171	899,850
Stock dividends	1,190,040	132,767	1,997,147	-	(3,319,954)	-	-
Conversion Class C to Class A	5,042	(5,041)	(2)	-	1	-	-
Balance at December 31, 2014, (As Restated)	24,918,480	2,788,138	25,931,119	261,357	51,876,331	(2,086,454)	103,688,971

Net earnings (As Restated)	-	-	-	-	13,351,441	-	13,351,441
Other comprehensive loss	-	-	-	(760,715)	-	-	(760,715)
Stock based compensation	-	-	387,608	-	-	-	387,608
Exercise of stock options	47,922	483,304	(55,717)	-	-	(441,832)	33,677
Sale of treasury stock	-	-	666,840	-	-	530,396	1,197,236
Purchase of treasury stock	-	-	-	-	-	(181,539)	(181,539)
Stock dividends	1,248,966	150,670	3,302,732	-	(4,702,368)	-	-
Conversion Class C to Class A	2,832	(2,832)	-	-	-	-	-
Balance at December 31, 2015, (As Restated)	26,218,200	3,419,280	30,232,582	(499,358)	60,525,404	(2,179,429)	117,716,679

Net earnings (As Restated)	-	-	-	-	12,188,627	-	12,188,627
Other comprehensive income	-	-	-	764,180	-	-	764,180
Stock based compensation	-	-	343,577	-	-	-	343,577
Exercise of stock options	85,268	209,950	(179,112)	-	-	-	116,106
Sale of treasury stock	-	-	621,144	-	-	808,818	1,429,962
Stock dividends	1,315,838	193,934	3,795,055	-	(5,304,827)	-	-
Conversion Class C to Class A	18,706	(18,706)	-	-	-	-	-
Balance at December 31, 2016, (As Restated)	$27,638,012	$3,804,458	$34,813,246	$264,822	$67,409,204	$(1,370,611)	$132,559,131

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Cash flows from operating activities:
Net earnings	$12,188,627	$13,351,441	$8,216,832
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized losses (gains) on investments and other assets	176,387	(2,401,359)	(1,918,176)
Other than temporary impairments	270,358	605,430	164,240
Depreciation	5,579,259	5,023,985	4,389,472
Provision for loan losses and doubtful accounts	1,188,599	524,237	743,386
Amortization of premiums and discounts	653,761	269,681	238,687
Provision for deferred and other income taxes	6,130,644	4,826,010	3,856,456
Policy and pre-need acquisition costs deferred	(16,943,538)	(13,061,573)	(10,159,895)
Policy and pre-need acquisition costs amortized	6,829,702	4,364,167	5,590,332
Value of business acquired amortized	1,173,473	1,277,126	1,302,646
Servicing asset at amortized cost, additions	(8,603,154)	(6,217,551)	(3,741,381)
Amortization of mortgage servicing rights	2,410,547	1,372,543	750,735
Stock based compensation expense	343,577	387,608	391,220
Benefit plans funded with treasury stock	1,429,962	1,197,236	899,850
Loans originated for sale	(3,098,710,299)	(2,861,404,239)	(2,044,909,613)
Proceeds from loans sold	3,246,127,714	2,933,300,742	2,102,740,825
Net gains on loans sold	(137,682,984)	(131,130,447)	(93,144,155)
Change in assets and liabilities:
Land and improvements held for sale	108,160	67,089	(216,512)
Future life and other benefits	17,989,595	15,078,397	13,930,657
Other operating assets and liabilities	(5,125,376)	4,456,090	(1,589,164)
Net cash provided by (used in) operating activities	35,535,014	(28,113,387)	(12,463,558)
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(11,386,383)	(22,604,453)	(3,449,187)
Calls and maturities - fixed maturity securities	15,343,488	11,952,402	11,850,864
Securities available for sale:
Purchase - equity securities	(4,980,320)	(9,336,175)	(5,996,993)
Sales - equity securities	4,523,034	6,559,555	3,851,664
Purchases of short-term investments	(18,228,912)	(47,160,050)	(18,587,022)
Sales of short-term investments	12,943,083	57,188,522	3,663,246
Sales (purchases) of restricted assets	(981,433)	(40,763)	(2,628,764)
Change in assets for perpetual care trusts	(1,215,778)	(267,717)	(230,921)
Amount received for perpetual care trusts	132,809	59,053	140,587
Mortgage, policy, and other investments made	(469,593,661)	(372,334,883)	(286,974,069)
Payments received for mortgage, policy, and other investments	446,242,429	371,254,833	267,763,998
Purchases of property and equipment	(3,566,511)	(3,632,690)	(1,520,443)
Disposal of property and equipment	47,293	2,899,322	894,805
Purchases of real estate held for investment	(26,634,840)	(16,725,475)	(19,317,567)
Sale of real estate held for investment	6,093,308	13,540,913	7,269,475
Cash received from reinsurance	-	24,020,215	13,553,864
Cash paid for purchase of subsidiaries, net of cash acquired	(4,328,520)	-	(15,011,193)
Net cash provided by (used in) investing activities	(55,590,914)	15,372,609	(44,727,656)

See accompanying notes to consolidated financial statements.

38
SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Cash flows from financing activities:
Annuity contract receipts	$11,349,276	$10,172,170	$10,051,662
Annuity contract withdrawals	(13,620,998)	(12,273,707)	(14,519,563)
Proceeds from stock options exercised	116,106	33,677	74,024
Purchase of treasury stock	-	(181,539)	-
Repayment of bank and other loans payable	(1,680,678)	(1,967,197)	(2,357,468)
Proceeds from bank borrowings	14,500,950	13,873,157	13,115,348
Net change in warehouse line borrowings	8,325,432	12,282,139	43,479,367
Net cash provided by financing activities	18,990,088	21,938,700	49,843,370
Net change in cash and cash equivalents	(1,065,812)	9,197,922	(7,347,844)
Cash and cash equivalents at beginning of year	40,053,242	30,855,320	38,203,164
Cash and cash equivalents at end of year	$38,987,430	$40,053,242	$30,855,320

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$5,119,459	$4,347,062	$2,901,492
Income taxes	2,667,918	2,716,161	408,939

Non Cash Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$12,578,743	$-	$2,282,899
Accrued real estate construction costs and retainage	7,358,922	-	-
Mortgage loans foreclosed into real estate	2,075,714	3,246,712	981,820

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
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1)  Significant Accounting Policies (Continued)

Mortgage loans are collateral dependent and require an appraisal at the time of underwriting and funding.  Generally, the Company will fund a loan not to exceed 80% of the loan's collateral fair market value.  Amounts over 80% will require additional collateral or mortgage insurance by an approved third-party insurer.  Once a loan is deemed to be impaired the Company will review the market value of the collateral and provide an allowance for any impairment.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market and include the amounts due from third party investors. Loans held for sale are also shown net of direct selling revenues and costs. Based on the short-term nature of these assets, the Company has no related allowance for loan losses recorded for these assets.

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
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1)  Significant Accounting Policies (Continued)

The Company has determined that all three criteria are met at the time a loan is purchased from a third party investor. Until the loan is purchased, all direct selling revenues and costs are deferred.

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month time period, the loans are repurchased and transferred to the long-term investment portfolio at the lower of cost or fair value and previously recorded sales revenue that was to be received from a third-party investor is written off against the loan loss reserve. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

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
Years Ended December 31, 2016, 2015 and 2014

2)  Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2016 and 2015. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2016

U.S. Treasury Securities and Obligationsof U.S. Government Agencies	$66,111	$1,342,088	$-	$-	$66,111	$1,342,088
Obligations of States and Political Subdivisions	133,249	3,686,856	-	-	133,249	3,686,856
Corporate Securities	1,728,312	41,796,016	1,998,701	12,969,135	3,727,013	54,765,151
Mortgage and other asset-backed securities	176,715	4,176,089	104,156	940,278	280,871	5,116,367
Total unrealized losses	$2,104,387	$51,001,049	$2,102,857	$13,909,413	$4,207,244	$64,910,462

At December 31, 2015

U.S. Treasury Securities and Obligations of U.S. Government Agencies	$4,743	$2,191,782	$-	$-	$4,743	$2,191,782
Obligations of States and Political Subdivisions	-	-	1,040	86,388	1,040	86,388
Corporate Securities	3,701,572	30,109,114	1,800,171	3,723,569	5,501,743	33,832,683
Mortgage and other asset-backed securities	75,580	1,775,505	-	-	75,580	1,775,505
Total unrealized losses	$3,781,895	$34,076,401	$1,801,211	$3,809,957	$5,583,106	$37,886,358

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

Commercial Real Estate Held for Investment

The Company owns and manages commercial real estate assets as a means of generating investment income. These assets are acquired in accordance with the Company's goals and objectives for risk-adjusted returns. Due diligence is conducted on each asset using internal and third-party reports. Geographic locations and asset classes of the investment activity is determined by senior management under the direction of the Board of Directors.

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

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	December 31
	2016 (As Restated)	2015 (As Restated)
Balance, beginning of period	$2,805,900	$1,718,150
Provision for current loan originations (1)	2,988,754	2,845,940
Additional provision for loan loss reserve	1,700,000	3,449,103
Charge-offs and settlements	(6,866,921)	(5,207,293)
Balance, at December 31	$627,733	$2,805,900

(1) Included in Mortgage fee income

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

3)  Receivables

Receivables consist of the following:

	December 31
	2016 (As Restated)	2015 (As Restated)
Trade contracts	$3,482,175	$2,890,489
Receivables from sales agents	4,016,393	3,280,423
Held in Escrow – Southern Security	107,388	245,088
Other	1,122,890	1,345,690
Total receivables	8,728,846	7,761,690
Allowance for doubtful accounts	(2,355,482)	(1,700,696)
Net receivables	$6,373,364	$6,060,994

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

6)  Bank and Other Loans Payable

Bank loans payable are summarized as follows:

	December 31
	2016 (As Restated)	2015 (As Restated)
1.65% above the monthly LIBOR rate (0.625% at December 31, 2016) note payable in monthly installments of $13,741 including principal and interest, collateralized by real property with a book value of approximately $498,000, due November 2017.	$147,346	$312,240

Mark to market of interest rate swaps (discussed below) adjustment	3,308	13,947

6.50% note payable in monthly installments of $1,702 including principal and interest, collateralized by real property with a book value of approximately $278,000, due October 2041.	251,072	-

2.25% above the monthly LIBOR rate (0.625% at December 31, 2016) plus 1/16th of the monthly LIBOR rate note payable in monthly principal payments of $13,167 plus interest, collateralized by real property with a book value of approximately $4,564,000, due October 2021.	3,133,787	3,260,266

3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due January 2018.	1,093,349	2,062,512

4.27% note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due November 2021.	2,904,354	-

4.40% note payable in monthly installments of $46,825 including principal and interest, collateralized by real property with a book value of approximately $12,060,000, due January 2026.	7,927,526	8,135,438

4.329% note payable in monthly installments of $9,775 including principal and interest, collateralized by real property with a book value of approximately $3,048,000, due September 2025.	1,992,056	2,020,993

2.5% above the monthly LIBOR rate (0.625% at December 31, 2016) plus 1/16th of the monthly LIBOR rate construction loan payable, collateralized by real property with a book value of approximately $31,835,000, due August 2019.	8,777,941	-

2.60% above 90 day LIBOR rate (0.99789% at December 31, 2016) note payable in monthly installments of approximately $123,800, collateralized by real property with a book value of approximately $35,798,000, due October 2019.	27,377,114	24,933,346

1 month LIBOR rate (0.625% at December 31, 2016) plus 3% loan purchase agreement with a warehouse line availability of $100,000,000, matures June 2018	76,843,180	61,302,069

1 month LIBOR rate (0.625% at December 31, 2016) plus 3% loan purchase agreement with a warehouse line availability of $100,000,000, matures September 2017	21,578,951	28,794,630

Other collateralized bank loans payable	109,734	169,212
Other notes payable	961	961
Total bank and other loans	152,140,679	131,005,614

Less current installments	101,177,574	119,734,751
Bank and other loans, excluding current installments	$50,963,105	$11,270,863

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

The Company, through its subsidiary SecurityNational Mortgage, has a $100,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on June 16, 2018.   SecurityNational Mortgage is required to maintain an adjusted tangible net worth of $19,000,000, unrestricted cash of $10,000,000, indebtedness to adjusted tangible net worth of 12:1, liquidity overhead coverage of 1.75:1, and a quarterly gross profit of at least $1.

The Company, through its subsidiary SecurityNational Mortgage, also uses a line of credit with Texas Capital Bank N.A.   This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans.  SecurityNational Mortgage is currently approved to borrow $30,000,000 of the $100,000,000 available.  The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on September 7, 2017. The Company is required to maintain an adjusted tangible net worth of $70,000,000, unrestricted cash of $15,000,000, and no two consecutive quarters with a net loss.
In addition to financial covenants of these agreements, the Company is required to carry insurance policies for errors and omissions and general liability and was in compliance with all debt covenants as of December 31, 2016.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

6)   Bank and Other Loans Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2017	$101,177,574
2018	1,539,638
2019	36,128,905
2020	1,066,254
2021	3,436,591
Thereafter	8,791,717
Total	$152,140,679

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

A surplus note receivable in the amount of $4,000,000 at December 31, 2016 and 2015, from Security National Life, was eliminated in consolidation. See Notes 1 and 16 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

8)  Income Taxes

The Company's income tax liability (benefit) is summarized as follows:

	December 31
	2016 (As Restated)	2015 (As Restated)
Current	$(1,511,762)	$(215,366)
Deferred	25,830,631	20,628,255
Total	$24,318,869	$20,412,889

Significant components of the Company's deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2016 (As Restated)	2015 (As Restated)
Assets
Future policy benefits	$(9,719,058)	$(7,551,336)
Loan loss reserve	(288,590)	(1,163,700)
Unearned premium	(1,519,722)	(1,610,684)
Available for sale securities	(51,266)	(150,984)
Net operating loss	(1,531,160)	(588,537)
Deferred compensation	(2,225,208)	(1,994,927)
Deposit obligations	(1,033,580)	(1,026,984)
Other	(3,384,144)	(3,694,959)
Less: Valuation allowance	431,802	-
Total deferred tax assets	(19,320,926)	(17,782,111)

Liabilities
Deferred policy acquisition costs	18,150,517	14,838,604
Basis difference in property and equipment	10,749,036	9,375,146
Value of business acquired	2,573,902	2,972,883
Deferred gains	9,290,123	6,902,888
Trusts	1,599,657	1,599,657
Tax on unrealized appreciation	2,788,322	2,721,188
Total deferred tax liabilities	45,151,557	38,410,366
Net deferred tax liability	$25,830,631	$20,628,255

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization. For the year ended December 31, 2016, the Company recorded a valuation allowance of $431,802 that relates to the acquisition of First Guaranty Insurance Company that was completed on July 11, 2016.

The Company paid $2,667,918, $2,716,161 and $408,939 in income taxes for the years ended December 31, 2016, 2015 and 2014, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

8)  Income Taxes (Continued)

The Company's income tax expense (benefit) is summarized as follows for the years ended December 31:

	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Current
Federal	$1,138,196	$2,423,846	$1,532,539
State	245,764	412,175	121,124
	1,383,960	2,836,021	1,653,663

Deferred
Federal	5,686,651	4,413,336	3,406,545
State	443,993	412,674	449,911
	6,130,644	4,826,010	3,856,456

Total	$7,514,604	$7,662,031	$5,510,119

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Computed expense at statutory rate	$6,699,099	$7,144,580	$4,667,165
State tax expense, net of federal tax benefit	455,240	544,400	376,883
Change in valuation allowance	431,802	-	-
Other, net	(71,537)	(26,949)	466,071
Tax expense	$7,514,604	$7,662,031	$5,510,119

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

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The additional amounts expensed for loan losses in years ended December 31, 2016, 2015 and 2014 were $1,700,000, $3,449,103 and $1,000,000, respectively, and the charge has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2016 and 2015, the balances were $628,000 and $2,806,000, respectively.

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
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

11)  Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Numerator:
Net earnings	$12,188,627	$13,351,441	$8,216,832

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,806,290	14,439,274	13,893,260

Effect of dilutive securities Employee stock options	320,914	512,559	451,215
Dilutive potential common shares	320,914	512,559	451,215

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	15,127,204	14,951,833	14,344,475

Basic earnings per share	$0.82	$0.92	$0.59
Diluted earnings per share	$0.81	$0.89	$0.57

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

14)  Business Segment Information (Continued)

	2016 (As Restated)
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$66,902,126	$12,267,640	$181,141,687	$-	$260,311,453
Net investment income	28,618,485	312,494	8,651,465	-	37,582,444
Realized gains (losses) on investments and other assets	(277,040)	211,429	(110,776)	-	(176,387)
Other than temporary impairments	(270,358)	-	-	-	(270,358)
Other revenues	632,260	88,676	6,166,813	-	6,887,749
Intersegment revenues:
Net investment income	7,119,692	691,876	327,778	(8,139,346)	-
Total revenues	102,725,165	13,572,115	196,176,967	(8,139,346)	304,334,901
Expenses:
Death and other policy benefits	33,387,380	-	-	-	33,387,380
Increase in future policy benefits	21,322,195	-	-	-	21,322,195

Amortization of deferred policy and preneed acquisition costs and value of business acquired	7,647,097	356,078	-	-	8,003,175
Depreciation	596,827	390,362	1,195,535	-	2,182,724

General, administrative and other costs:
Intersegment	-	148,025	219,974	(367,999)	-
Provision for loan losses	-	-	1,700,000	-	1,700,000
Costs related to funding mortgage
loans	-	-	9,191,488	-	9,191,488
Other	29,478,156	10,524,535	163,730,148	1	203,732,840
Interest expense:
Intersegment	781,078	651,046	6,339,224	(7,771,348)	-
Other	1,654,264	282,878	3,174,726	-	5,111,868
Total benefits and expenses	94,866,997	12,352,924	185,551,095	(8,139,346)	284,631,670
Earnings before income taxes	$7,858,168	$1,219,191	$10,625,872	$-	$19,703,231
Income tax expense	(3,451,292)	-	(4,063,312)	-	(7,514,604)
Net earnings	$4,406,876	$1,219,191	$6,562,560	$-	$12,188,627

Identifiable assets	$821,097,220	$99,611,263	$171,844,559	$(140,874,459)	$951,678,583

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$532,958	$723,445	$2,310,108	$-	$3,566,511

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

14)   Business Segment Information (Continued)

	2015 (As Restated)
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$58,883,721	$11,502,045	$169,043,426	$-	$239,429,192
Net investment income	25,297,486	450,854	8,259,564	-	34,007,904

Realized gains (losses) on investments and other assets	2,332,456	387,316	(318,413)	-	2,401,359
Other than temporary impairments	(413,714)	-	(191,716)	-	(605,430)
Other revenues	824,759	146,831	4,150,217	-	5,121,807
Intersegment revenues:
Net investment income	7,615,338	1,155,180	326,822	(9,097,340)	-
Total revenues	94,540,046	13,642,226	181,269,900	(9,097,340)	280,354,832
Expenses:
Death and other policy benefits	33,549,893	-	-	-	33,549,893
Increase in future policy benefits	17,057,764	-	-	-	17,057,764
Amortization of deferred policyand preneed acquisition costs and value of business acquired	5,306,781	334,512	-	-	5,641,293
Depreciation	710,733	403,066	1,069,697	-	2,183,496
General, administrative and other costs:
Intersegment	-	156,777	199,244	(356,021)	-
Provision for loan losses	-	-	3,449,103	-	3,449,103
Costs related to funding mortgage loans	-	-	8,901,511	-	8,901,511
Other	27,416,860	10,117,012	146,565,817	(1)	184,099,688
Interest expense:
Intersegment	726,919	1,379,668	6,634,731	(8,741,318)	-
Other	1,151,860	337,632	2,969,120	-	4,458,612
Total benefits and expenses	85,920,810	12,728,667	169,789,223	(9,097,340)	259,341,360
Earnings before income taxes	$8,619,236	$913,559	$11,480,677	$-	$21,013,472
Income tax expense	(3,191,370)	-	(4,470,661)	-	(7,662,031)
Net earnings	$5,427,866	$913,559	$7,010,016	$-	$13,351,441

Identifiable assets	$721,362,741	$101,935,898	$157,283,191	$(140,108,664)	$840,473,166

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$3,024,223	$154,226	$454,241	$-	$3,632,690

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

14)   Business Segment Information (Continued)

	2014 (As Restated)
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$57,037,623	11,426,308	$122,778,529	$-	$191,242,460
Net investment income	23,008,489	275,324	5,019,927	-	28,303,740

Realized gains (losses) on investments and other assets	1,208,391	585,543	124,242	-	1,918,176
Other than temporary impairments	(164,240)	-	-	-	(164,240)
Other revenues	682,682	169,464	2,894,867	-	3,747,013
Intersegment revenues:
Net investment income	6,128,389	1,288,856	642,880	(8,060,125)	-
Total revenues	87,901,334	13,745,495	131,460,445	(8,060,125)	225,047,149
Expenses:
Death and other policy benefits	29,789,964	-	-	-	29,789,964
Increase in future policy benefits	17,905,914	-	-	-	17,905,914
Amortization of deferred policy and preneed acquisition costs and value of business acquired	6,561,589	331,389	-	-	6,892,978
Depreciation	644,510	436,390	1,096,265	-	2,177,165
General, administrative and other costs:
Intersegment	24,000	166,079	208,513	(398,592)	-
Provision for loan losses	-	-	1,000,000	-	1,000,000
Costs related to funding mortgage loans	-	-	6,451,319	-	6,451,319
Other	23,045,928	10,245,144	110,817,359	(2)	144,108,429
Interest expense:
Intersegment	725,354	1,481,317	5,454,860	(7,661,531)	-
Other	578,083	421,920	1,994,426	-	2,994,429
Total benefits and expenses	79,275,342	13,082,239	127,022,742	(8,060,125)	211,320,198
Earnings before income taxes	$8,625,992	663,256	$4,437,703	$-	$13,726,951
Income tax expense	(3,796,327)	-	(1,713,792)	-	(5,510,119)
Net earnings	$4,829,665	663,256	$2,723,911	$-	$8,216,832

Identifiable assets	$652,348,803	109,114,226	$130,972,484	$(142,742,671)	$749,692,842

Goodwill	$2,765,570	-	$-	$-	$2,765,570

Expenditures for long-lived assets	$660,830	121,677	$737,936	$-	$1,520,443

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2016, as restated.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$10,573,356	$10,573,356	$-	$-
Total securities available for sale	10,573,356	10,573,356	-	-
Restricted assets of cemeteries and mortuaries	736,603	736,603	-	-
Cemetery perpetual care trust investments	698,202	698,202	-	-
Derivatives - loan commitments	6,911,544	-	-	6,911,544
Other investments	1,765,752	-	-	1,765,752

Total assets accounted for at fair value on a recurring basis	$20,685,457	$12,008,161	$-	$8,677,296

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,421,125)	$-	$-	$(49,421,125)
Future policy benefits - annuities	(99,388,662)	-	-	(99,388,662)
Derivatives - bank loan interest rate swaps	(3,308)	-	-	(3,308)
- call options	(109,474)	(109,474)	-	-
- put options	(26,494)	(26,494)	-	-
- loan commitments	(102,212)	-	-	(102,212)

Total liabilities accounted for at fair value on a recurring basis	$(149,051,275)	$(135,968)	$-	$(148,915,307)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

16)  Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Loan Commitments	Bank Loan Interest Rate Swaps	Other Investments

Balance - December 31, 2015, as restated	$(50,694,953)	$(69,398,617)	$7,671,495	$(13,947)	$1,174,769

Purchases		(30,294,480)			600,000

Total Losses (Gains):

Included in earnings	1,273,828	304,435	(862,163)	-

Included in other comprehensive income (loss)	-	-	-	10,639	(9,017)

Balance - December 31, 2016, as restated	$(49,421,125)	$(99,388,662)	$6,809,332	$(3,308)	$1,765,752

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
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

16)  Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2015, as restated.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock
Common stock	$8,431,090	$8,431,090	$-	$-
Total securities available for sale	8,431,090	8,431,090	-	-
Restricted assets of cemeteries and mortuaries	686,444	686,444	-	-
Cemetery perpetual care trust investments	630,854	630,854	-	-
Derivatives - loan commitments	7,779,162	-	-	7,779,162
Other investments	1,174,769	-	-	1,174,769
Total assets accounted for at fair value on a recurring basis	$18,702,319	$9,748,388	$-	$8,953,931

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,694,953)	$-	$-	$(50,694,953)
Future policy benefits - annuities	(69,398,617)	-	-	(69,398,617)
Derivatives - bank loan interest rate swaps	(13,947)	-	-	(13,947)
- call options	(16,342)	(16,342)	-	-
- put options	(28,829)	(28,829)	-	-
- loan commitments	(107,667)	-	-	(107,667)
Total liabilities accounted for at fair value on a recurring basis	$(120,260,355)	$(45,171)	$-	$(120,215,184)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Accoun t Balances	Future Policy Benefits - Annuities	Loan Commitments	Bank Loan Interest Rate Swaps	Other Investments

Balance - December 31, 2014, as restated	$(45,310,699)	$(65,540,985)	$5,105,605	$(31,370)	$-

Purchases					1,200,000

Total Losses (Gains):

Included in earnings	(5,384,254)	(3,857,632)	2,565,890	-

Included in other
comprehensive income (loss)	-	-	-	17,423	(25,231)

Balance - December 31, 2015, as restated	$(50,694,953)	$(69,398,617)	$7,671,495	$(13,947)	$1,174,769

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

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2016, as restated:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$184,979,644	$-	$191,850,749	$-	$191,850,749
Mortgage loans:
Residential	57,132,082	-	-	61,357,393	61,357,393
Residential construction	40,700,003	-	-	40,700,003	40,700,003
Commercial	51,349,493	-	-	53,299,800	53,299,800
Mortgage loans, net	$149,181,578	$-	$-	$155,357,196	$155,357,196
Loans held for sale	189,139,832	-	-	192,289,854	192,289,854
Policy loans	6,694,148	-	-	6,694,148	6,694,148
Insurance assignments, net	32,477,246	-	-	32,477,246	32,477,246
Short-term investments	27,560,040	-	-	27,560,040	27,560,040
Mortgage servicing rights	18,872,362	-	-	25,496,832	25,496,832

Liabilities
Bank and other loans payable	$(152,137,341)	$-	$-	$(152,137,341)	$(152,137,341)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

16)  Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2015, as restated:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$145,558,425	$-	$150,507,158	$-	$150,507,158
Mortgage loans:
Residential	44,459,613	-	-	47,193,950	47,193,950
Residential construction	34,751,443	-	-	34,751,443	34,751,443
Commercial	33,335,849	-	-	34,778,136	34,778,136
Mortgage loans, net	$112,546,905	$-	$-	$116,723,529	$116,723,529
Loans held for sale	211,453,006			$217,646,189	217,646,189
Policy loans	6,896,457	-	-	6,896,457	6,896,457
Insurance assignments, net	31,511,195	-	-	31,511,195	31,511,195
Short-term investments	16,915,808	-	-	16,915,808	16,915,808
Mortgage servicing rights	12,679,755	-	-	13,897,160	13,897,160

Liabilities
Bank and other loans payable	$(130,991,667)	$-	$-	$(130,991,667)	$(130,991,667)

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Held to Maturity: The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments.

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

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013 thru 2016 is determined from pricing of similar loans that were sold in 2016.

Residential Construction – These loans are primarily short in maturity (4-6 months) accordingly, the estimated fair value is determined to be the net book value.

Commercial – The estimated fair value is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates for commercial mortgages.

Loans Held for Sale: The fair value is based on quoted market prices, when available.  When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets.

Policy Loans: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values because they are fully collateralized by the cash surrender value of the underlying insurance policies.

Insurance Assignments, Net: These investments are short in maturity accordingly, the carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values.

Short-Term Investments: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values due to their short-term nature.

Bank and Other Loans Payable: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values due to their short-term nature.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

18)   Derivative Instruments

The following table shows the fair value of derivatives as of December 31, 2016 and 2015.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2016 (As Restated)		December 31, 2015 (As Restated)		December 31, 2016		December 31, 2015
Balance Sheet Location		Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Loan commitments	other assets	$6,911,544	other assets	$7,779,162	Other liabilities	$102,212	Other liabilities	$107,667
Call Options		-		-	Other liabilities	109,474	Other liabilities	16,342
Put Options		-		-	Other liabilities	26,494	Other liabilities	28,829
Interest rate swaps		-		-	Bank loans payable	3,308	Bank loans payable	13,947
Total		$6,911,544		$7,779,162		$241,488		$166,785

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

	For the Year Ended December 31 (unaudited)
	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Total revenues	$306,471,770	$284,812,830	$229,483,646
Net earnings	$11,923,653	$12,627,709	$8,044,482
Net earnings per Class A equivalent common share	$0.81	$0.87	$0.58
Net earnings per Class A equivalent common share assuming dilution	$0.79	$0.84	$0.56

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

The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Other investments, net	$11,866,193
Property and equipment	760,120
Goodwill	2,373,722
Other	1,379,158
Total assets acquired	16,379,193
Other liabilities and accrued expenses	(1,368,000)
Total liabilities assumed	(1,368,000)
Fair value of net assets acquired	$15,011,193

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

	For the Year Ended December 31 (unaudited)
	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Total revenues	$304,334,901	$280,354,832	$227,379,128
Net earnings	$12,188,627	$13,351,441	$8,458,589
Net earnings per Class A equivalent common share	$0.82	$0.92	$0.61
Net earnings per Class A equivalent common share assuming dilution	$0.81	$0.89	$0.59

20)   Mortgage Servicing Rights

The following table presents the MSR activity for 2016 and 2015.

	December 31
	2016	2015
Amortized cost:
Balance before valuation allowance at beginning of year	$12,679,755	$7,834,747
MSRs received as proceeds from loan sales	8,603,154	6,217,551
Amortization	(2,410,547)	(1,372,543)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$18,872,362	$12,679,755

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$18,872,362	$12,679,755

Estimated fair value of MSRs at year end	$25,496,832	$13,897,160

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21)   Correction of Errors

The accompanying Consolidated Financial Statements include the restatement of the Company's previously filed consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended December 31, 2014, December 31, 2015, and December 31, 2016.  For the revised quarterly results of operations for the fiscal years ended December 31, 2014, 2015 and 2016, see "Impact of Restatement Adjustments on Quarterly Financial Statements (Unaudited)" in Note 22 of the accompanying Consolidated Financial Statements.

Immaterial Error in Accounting for Loan Commitments:  Subsequent to the issuance of the company's 2015 consolidated financial statements, the Company identified an error in the accounting for its loan commitments ("Adjustment A").   The Company corrected the presentation of the changes in fair value of its loan commitments to present them as a component of current earnings instead of as a component of other comprehensive income, as previously reported.  The Company's management has concluded that the effect of the correction is not material to any previously issued Consolidated Financial Statements.

Subsequent to the issuance of the company's 2016 Consolidated Financial Statements, the Company identified the following errors, ("Adjustments B"):

Material Error in Accounting for Repurchase Agreements: The Company has concluded it should account for its Repurchase Agreements with unaffiliated banks as "On-Balance-Sheet" transactions, rather than as "Off-Balance-Sheet" as previously reported.  Accordingly, the Company will reflect any outstanding loans as Loans Held for Sale and the corresponding debt as a Bank Loan Payable.  The Company has corrected its sale accounting practice to defer revenue and costs on loans that remain as Held for Sale.  The Company will recognize these deferred items at the time the loan is purchased by the ultimate investor.

Material Error in Accounting for Tax Valuation Allowance:  The Company determined that it should have reversed its valuation allowance in its entirety in 2012 when the Company no longer qualified for the small life insurance company deduction, rather than in other periods as previously reported.

Other Immaterial Corrections and Reclassifications: In addition, the Company has recorded the following additional corrections in the accompanying Consolidated Financial Statements:

1.	Reclassification of Receivables to Loans Held for Sale
2.	Reclassification of the Provision for Loan Loss Reserve to net against Mortgage Fee Income
3.	Correction to Future Life, Annuity and Other Benefits to reverse a deferred profit liability

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21)  Correction of Errors (Continued)

The tables below present the impact of the restatement on the Company's Consolidated Balance Sheets for the periods presented:

	As of December 31, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Loans held for sale (formerly called Mortgage loans sold to investors)	$82,491,091	$-	$82,491,091	$106,648,741	$189,139,832
Receivables, net	18,870,119	-	18,870,119	(12,496,755)	6,373,364
Other assets	6,891,468	-	6,891,468	3,521,926	10,413,394
Total Assets	854,004,671	-	854,004,671	97,673,912	951,678,583
Future life, annuity, and other benefits	585,610,063	-	585,610,063	(1,542,371)	584,067,692
Bank and other loans payable	53,718,548	-	53,718,548	98,422,131	152,140,679
Income taxes	27,904,294	-	27,904,294	(3,585,425)	24,318,869
Total liabilities	725,825,117	-	725,825,117	93,294,335	819,119,452
Accumulated other comprehensive income, net of taxes	264,822	-	264,822	-	264,822
Retained earnings	63,029,627	-	63,029,627	4,379,577	67,409,204
Total stockholders' equity	128,179,554	-	128,179,554	4,379,577	132,559,131
Total Liabilities and Stockholders' Equity	854,004,671	-	854,004,671	97,673,912	951,678,583

	As of December 31, 2015
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Loans held for sale (formerly called Mortgage loans sold to investors)	$115,286,455	$-	$115,286,455	$96,166,551	$211,453,006
Receivables, net	16,026,100	-	16,026,100	(9,965,106)	6,060,994
Other assets	7,100,869	-	7,100,869	4,338,404	11,439,273
Total Assets	749,933,317	-	749,933,317	90,539,849	840,473,166
Future life, annuity, and other benefits	517,177,388	-	517,177,388	(1,388,134)	515,789,254
Bank and other loans payable	40,908,915	-	40,908,915	90,096,699	131,005,614
Income taxes	25,052,059	-	25,052,059	(4,639,170)	20,412,889
Total liabilities	638,687,092	-	638,687,092	84,069,395	722,756,487
Accumulated other comprehensive income (loss), net of taxes	1,533,828	(2,033,186)	(499,358)	-	(499,358)
Retained earnings	52,021,764	2,033,186	54,054,950	6,470,454	60,525,404
Total stockholders' equity	111,246,225	-	111,246,225	6,470,454	117,716,679
Total Liabilities and Stockholders' Equity	749,933,317	-	749,933,317	90,539,849	840,473,166

	As of January 1, 2014
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Accumulated other comprehensive income, net of taxes	$1,218,396	$(907,624)	$310,772	$-	$310,772
Retained earnings	39,666,587	907,624	40,574,211	6,405,271	46,979,482

	As of December 31, 2014
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Accumulated other comprehensive income, net of taxes	1,438,566	(1,177,209)	261,357	-	261,357
Retained earnings	44,101,252	1,177,209	45,278,461	6,597,870	51,876,331

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21)  Correction of Errors (Continued)

The tables below present the impact of the restatement on the Company's Consolidated Statements of Earnings for the periods presented:

	Year Ended December 31, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Mortgage fee income	$186,416,311	$-	$186,416,311	$(2,873,515)	$183,542,796
Total revenues	307,208,416	-	307,208,416	(2,873,515)	304,334,901
Increase in future policy benefits	21,476,432	-	21,476,432	(154,237)	21,322,195
Commissions	87,762,583	-	87,762,583	871,911	88,634,494
Provision for loan loss reserve	4,688,754	-	4,688,754	(2,988,754)	1,700,000
Cost related to funding mortgage loans	8,756,791	-	8,756,791	434,697	9,191,488
Total benefits and expenses	286,468,053	-	286,468,053	(1,836,383)	284,631,670
Earnings before income taxes	20,740,363	-	20,740,363	(1,037,132)	19,703,231
Income tax expense	(6,460,859)	-	(6,460,859)	(1,053,745)	(7,514,604)
Net earnings	14,279,504	-	14,279,504	(2,090,877)	12,188,627
Net earnings per common share (1)	$0.96	$0.00	$0.96	$(0.14)	$0.82
Net earnings per common share assuming dilution (1)	$0.94	$0.00	$0.94	$(0.14)	$0.81

	Year Ended December 31, 2015
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Mortgage fee income	$174,323,452	$1,403,240	$175,726,692	$(4,209,408)	$171,517,284
Total revenues	283,161,000	1,403,240	284,564,240	(4,209,408)	280,354,832
Increase in future policy benefits	17,212,001	-	17,212,001	(154,237)	17,057,764
Commissions	81,935,623	-	81,935,623	(1,035,005)	80,900,618
Provision for loan loss reserve	6,295,043	-	6,295,043	(2,845,940)	3,449,103
Cost related to funding mortgage loans	8,864,404	-	8,864,404	37,107	8,901,511
Total benefits and expenses	263,339,435	-	263,339,435	(3,998,075)	259,341,360
Earnings before income taxes	19,821,565	1,403,240	21,224,805	(211,333)	21,013,472
Income tax expense	(7,198,685)	(547,263)	(7,745,948)	83,917	(7,662,031)
Net earnings	12,622,880	855,977	13,478,857	(127,416)	13,351,441
Net earnings per common share (1)	$0.87	$0.06	$0.93	$(0.01)	$0.92
Net earnings per common share assuming dilution (1)	$0.84	$0.06	$0.90	$(0.01)	$0.89

	Year Ended December 31, 2014
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Mortgage fee income	$128,696,998	$441,943	$129,138,941	$(2,331,468)	$126,807,473
Total revenues	226,936,674	441,943	227,378,617	(2,331,468)	225,047,149
Increase in future policy benefits	18,060,151	-	18,060,151	(154,237)	17,905,914
Commissions	59,876,675	-	59,876,675	(502,133)	59,374,542
Provision for loan loss reserve	3,053,403	-	3,053,403	(2,053,403)	1,000,000
Cost related to funding mortgage loans	6,877,069	-	6,877,069	(425,750)	6,451,319
Total benefits and expenses	214,455,721	-	214,455,721	(3,135,523)	211,320,198
Earnings before income taxes	12,480,953	441,943	12,922,896	804,055	13,726,951
Income tax expense	(4,726,305)	(172,358)	(4,898,663)	(611,456)	(5,510,119)
Net earnings	7,754,648	269,585	8,024,233	192,599	8,216,832
Net earnings per common share (1)	$0.56	$0.02	$0.58	$0.01	$0.59
Net earnings per common share assuming dilution (1)	$0.54	$0.02	$0.56	$0.01	$0.57

(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21)  Correction of Errors (Continued)

The tables below present the impact of the restatement on the Company's Consolidated Statements of Comprehensive Income for the periods presented:

	Year Ended December 31, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net earnings	$14,279,504	$-	$14,279,504	$(2,090,877)	$12,188,627
Net unrealized gains (losses) on derivative instruments	6,490	-	6,490	-	6,490
Other comprehensive gain (loss)	764,180	-	764,180	-	764,180

	Year Ended December 31, 2015
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net earnings	$12,622,880	$855,977	$13,478,857	$(127,416)	$13,351,441
Net unrealized gains (losses) on derivative instruments	866,605	(855,977)	10,628	-	10,628
Other comprehensive gain (loss)	95,262	(855,977)	(760,715)	-	(760,715)

	Year Ended December 31, 2014
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net earnings	$7,754,648	$269,585	$8,024,233	$192,599	$8,216,832
Net unrealized gains (losses) on derivative instruments	286,018	(269,585)	16,433	-	16,433
Other comprehensive gain (loss)	220,170	(269,585)	(49,415)	-	(49,415)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21)  Correction of Errors (Continued)

The tables below present the impact of the restatement on the Company's Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net earnings	$14,279,504	$-	$14,279,504	$(2,090,877)	$12,188,627
Provision for deferred and other income taxes	5,076,899	-	5,076,899	1,053,745	6,130,644
Loans originated for sale	-	-	-	(3,098,710,299)	(3,098,710,299)
Proceeds from loans sold	-	-	-	3,246,127,714	3,246,127,714
Net gains on loans sold	-	-	-	(137,682,984)	(137,682,984)
Future life and other benefits	18,143,832	-	18,143,832	(154,237)	17,989,595
Receivables for mortgage loans sold	20,216,621	-	20,216,621	(20,216,621)	-
Other operating assets and liabilities	(8,473,503)	-	(8,473,503)	3,348,127	(5,125,376)
Net cash provided by (used in) operating activities	43,860,446	-	43,860,446	(8,325,432)	35,535,014
Net change in warehouse line borrowings	-		-	8,325,432	8,325,432
Net cash provided by financing activities	10,664,656	-	10,664,656	8,325,432	18,990,088

	Year Ended December 31, 2015
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net earnings	$12,622,880	$855,977	$13,478,857	$(127,416)	$13,351,441
Provision for deferred and other income taxes	4,909,927	-	4,909,927	(83,917)	4,826,010
Loans originated for sale	-	-	-	(2,861,404,239)	(2,861,404,239)
Proceeds from loans sold	-	-	-	2,933,300,742	2,933,300,742
Net gains on loans sold	-	-	-	(131,130,447)	(131,130,447)
Future life and other benefits	15,232,634	-	15,232,634	(154,237)	15,078,397
Receivables for mortgage loans sold	(47,752,055)	-	(47,752,055)	47,752,055	-
Other operating assets and liabilities	4,890,770	-	4,890,770	(434,680)	4,456,090
Net cash provided by (used in) operating activities	(15,831,248)	-	(15,831,248)	(12,282,139)	(28,113,387)
Net change in warehouse line borrowings	-		-	12,282,139	12,282,139
Net cash provided by financing activities	9,656,561	-	9,656,561	12,282,139	21,938,700

	Year Ended December 31, 2014
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net earnings	$7,754,648	$269,585	$8,024,233	$192,599	$8,216,832
Provision for deferred and other income taxes	3,245,004	-	3,245,004	611,452	3,856,456
Loans originated for sale	-	-	-	(2,044,909,613)	(2,044,909,613)
Proceeds from loans sold	-	-	-	2,102,740,825	2,102,740,825
Net gains on loans sold	-	-	-	(93,144,155)	(93,144,155)
Future life and other benefits	14,084,894	-	14,084,894	(154,237)	13,930,657
Receivables for mortgage loans sold	7,362,353	-	7,362,353	(7,362,353)	-
Other operating assets and liabilities	(135,279)	-	(135,279)	(1,453,885)	(1,589,164)
Net cash provided by (used in) operating activities	31,015,809	-	31,015,809	(43,479,367)	(12,463,558)
Net change in warehouse line borrowings	-		-	43,479,367	43,479,367
Net cash provided by financing activities	6,364,003	-	6,364,003	43,479,367	49,843,370

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

22)   Impact of Restatement Adjustments on Quarterly Financial Statements (Unaudited)

	2016 (2)
	Three Months Ended
	March 31 (As Previously Reported)	March 31 (As Restated)	June 30 (As Previously Reported)	June 30 (As Restated)	September 30 (As Previously Reported)	September 30 (As Restated)	December 31 (As Previously Reported)	December 31 (As Restated)
Revenues	$67,355,307	$69,456,348	$81,312,192	$80,087,227	$84,393,427	$82,948,657	$74,147,490	$71,842,669
Benefits and expenses	63,163,550	65,385,268	73,758,739	72,101,342	77,427,792	76,375,127	72,117,972	70,769,933
Earnings before income taxes	4,191,757	4,071,080	7,553,453	7,985,885	6,965,635	6,573,530	2,029,518	1,072,736
Income tax expense	(1,580,220)	(1,533,139)	(2,456,885)	(2,968,879)	(2,190,206)	(2,390,525)	(233,548)	(622,061)
Net earnings	2,611,537	2,537,941	5,096,568	5,017,006	4,775,429	4,183,005	1,795,970	450,675
Net earnings per common share (1)	$0.18	$0.17	$0.35	$0.34	$0.32	$0.28	$0.12	$0.03
Net earnings per common share assuming dilution (1)	$0.17	$0.17	$0.34	$0.33	$0.31	$0.27	$0.12	$0.03

	2015(2)
	Three Months Ended
	March 31 (As Previously Reported)	March 31 (As Restated)	June 30 (As Previously Reported)	June 30 (As Restated)	September 30 (As Previously Reported)	September 30 (As Restated)	December 31 (As Previously Reported)	December 31 (As Restated)
Revenues	$66,537,523	$65,824,546	$77,292,625	$75,187,618	$74,062,877	$74,985,622	$66,671,215	$64,357,046
Benefits and expenses	61,051,248	61,388,750	69,808,663	68,772,252	67,700,286	68,073,150	64,779,238	61,107,208
Earnings before income taxes	5,486,275	4,435,796	7,483,962	6,415,366	6,362,591	6,912,472	1,891,977	3,249,838
Income tax expense	(2,104,958)	(1,698,788)	(2,867,957)	(2,454,812)	(2,346,210)	(2,554,134)	(426,823)	(954,297)
Net earnings	3,381,317	2,737,008	4,616,005	3,960,554	4,016,381	4,358,338	1,465,154	2,295,541
Net earnings per common share (1)	$0.24	$0.19	$0.32	$0.27	$0.28	$0.30	$0.10	$0.16
Net earnings per common share assuming dilution (1)	$0.23	$0.18	$0.31	$0.26	$0.26	$0.29	$0.10	$0.15

	2014 (2)
	Three Months Ended
	March 31 (As Previously Reported)	March 31 (As Restated)	June 30 (As Previously Reported)	June 30 (As Restated)	September 30 (As Previously Reported)	September 30 (As Restated)	December 31 (As Previously Reported)	December 31 (As Restated)
Revenues	$45,502,539	$45,843,231	$60,200,879	$58,408,816	$61,012,516	$60,515,415	$60,662,683	$60,279,687
Benefits and expenses	44,887,289	46,062,797	55,224,633	53,921,094	58,348,652	57,958,096	55,995,147	53,378,211
Earnings before income taxes	615,250	(219,566)	4,976,246	4,487,722	2,663,864	2,557,319	4,667,536	6,901,476
Income tax expense	(202,352)	119,914	(1,870,803)	(1,685,203)	(961,140)	(919,546)	(1,864,368)	(3,025,284)
Net earnings	412,898	(99,652)	3,105,443	2,802,519	1,702,724	1,637,773	2,803,168	3,876,192
Net earnings per common share (1)	$0.03	$(0.01)	$0.22	$0.20	$0.12	$0.12	$0.20	$0.28
Net earnings per common share assuming dilution (1)	$0.03	$(0.01)	$0.22	$0.20	$0.12	$0.11	$0.19	$0.27

(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.
(2)	Earnings restated – See Note 21 of the Notes to Consolidated Financial Statements for additional information regarding correction of errors.

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

Management has identified two material weaknesses in the Company's internal controls over financial reporting as of December 31, 2016 as follows:

•
The Company's controls related to the review and approval of invoices, including the evaluation of the timing of services/products, to provide for proper accounting for obligations did not operate effectively. As a result of the control deficiency, a material progress bill concerning work performed and corresponding retainage from a contractor for a building project was not recorded in the Company's accounting records on a timely basis.

•
The Company's review controls over complex accounting matters to properly identify and apply relevant accounting standards did not operate effectively, which resulted in the three errors discussed below.

1.
The use by SecurityNational Mortgage, a subsidiary, of interest rate lock commitments and forward sale mandatory delivery commitments are both considered derivatives under Accounting Standards Codification 815, Derivatives and Hedging. These mortgage banking derivatives are complex financial instruments that are required to be recorded at fair value.  The Company, which had previously recorded the changes in fair value of mortgage banking derivatives through other comprehensive income, should have recorded such changes in current period earnings.

2.
The Warehouse Line Repurchase Agreements ("Repurchase Agreements") had been previously treated as off-balance sheet financing.  A subsequent review determined that these Repurchase Agreements did not qualify for "true sale" accounting and that the loans and related debt should be recorded as assets and liabilities of the Company.

	3.	The Company's valuation allowance of deferred tax assets should have been reversed in an earlier period.

The Company restated its consolidated financial statements to correct errors resulting from these material weaknesses.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the framework in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2016. Based on that assessment management believes that at December 31, 2016, the Company's internal control over financial reporting was not effective for reason of the material weaknesses noted above.

This annual report on internal control over financial reporting does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)  Changes in internal control over financial reporting.

Except for the material weaknesses discussed above, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) in the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness

During the fourth quarter of 2016, there were changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Two of the prior errors were determined to be immaterial errors and were noted in connection with the annual audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2016. The other two errors were discovered as a result of a review of current accounting policies and were determined to be material errors.  Management has corrected these errors in this Form 10-K/A for the fiscal year ended December 2016. See Notes 21 and 22 to the Company's Consolidated Financial Statements.

The Company is implementing measures to remediate the underlying causes that gave rise to the material weaknesses. The following remediation steps are among the measures currently being implemented at the time of this filing by management: (i) a thorough review of the accounting department to ensure that the staff has the appropriate training and the level of reviews are commensurate with the complexity of the accounting; and (ii) a thorough review of the processes and procedures used in the Company's accounting policies and the implementation of those policies.

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

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2016, 2015 and 2014.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimbursements	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
Scott M. Quist	2016	$7,200	-	-	-	$10,600	$23,721	-	-
	2015	7,200	-	-	-	10,600	25,348	-	-
	2014	7,200	-	-	-	10,400	22,466	-	-

Garrett S. Sill	2016	$-	-	-	-	$8,561	$14,239	-	-
	2015	-	-	-	-	7,862	8,591	-	-
	2014	-	-	-	-	7,486	8,694	-	-

Stephen C. Johnson	2016	$-	-	-	-	$10,600	$9,320	-	-
	2015	-	-	-	-	10,600	15,075	-	-
	2014	-	-	-	-	10,400	14,302	-	-

S. Andrew Quist	2016	$-	-	-	-	$7,836	$16,117	-	-
	2015	-	-	-	-	7,713	14,713	-	-
	2014	-	-	-	-	7,470	14,301	-	-

Jeffrey R. Stephens	2016	$-	-	-	-	$7,626	$16,117	-	-
	2015	-	-	-	-	7,376	14,713	-	-
	2014	-	-	-	-	7,212	12,576	-	-

GRANTS OF PLAN-BASED AWARDS

• The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2016.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying		Exercise or Base Price of Option Awards	Closing Price on Grant Date	Grant Date Fair Value of Stock and Option Awards
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)		($/Sh) (2)	($/Sh) (2)	($)
Scott M. Quist	12/2/16	--	--	--	84,000	(1)	$7.35	$6.70	$104,160

Garrett S. Sill	12/2/16	--	--	--	10,500	(1)	6.68	6.70	24,238

Stephen C. Johnson	12/2/16	--	--	--	5,250	(1)	6.68	6.70	12,119

S. Andrew Quist	12/2/16	--	--	--	21,000	(1)	6.68	6.70	48,475

Jeffrey R. Stephens	12/2/16	--	--	--	5,250	(1)	6.68	6.70	12,119
_________________________

(1)	The stock options have been adjusted for the 5% annual stock dividend declared on December 2, 2016.
(2)	Prices have been adjusted for the effect of the 5% annual stock dividend declared on December 2, 2016.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2016.
	Option Awards								Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)			Option Exercise Price (2) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	4/13/12	127,629	(3)	--			$1.31	04/13/17	--	--	--	--	--
	12/6/13	60,775	(4)	--			4.32	12/06/18	--	--	--	--	--
	7/2/14	57,881	(5)	--			4.05	07/02/19	--	--	--	--	--
	12/5/14	115,763	(6)	--			4.73	12/05/19	--	--	--	--	--
	12/4/15	110,250	(7)	--			6.67	12/04/20	--	--	--	--	--
	12/2/16	--		84,000	(8	)(9)	7.35	12/02/21	--	--	--	--	--

Garrett S. Sill	12/6/13	4,863		--			$3.95	12/06/23	--	--	--	--	--
	7/2/14	4,631		--			3.69	07/02/24	--	--	--	--	--
	12/5/14	9,261		--			4.30	12/05/24	--	--	--	--	--
	12/4/15	11,025		--			6.06	12/04/25	--	--	--	--	--
	12/2/16	--		10,500	(9)		6.68	12/02/26	--	--	--	--	--

Stephen C. Johnson	4/13/12	3,829		--			$1.21	04/13/22	--	--	--	--	--
	12/6/13	3,647		--			3.95	12/06/23	--	--	--	--	--
	7/2/14	3,473		--			3.69	07/02/24	--	--	--	--	--
	12/5/14	6,946		--			4.30	12/05/24	--	--	--	--	--
	12/4/15	11,025		--			6.06	12/04/25	--	--	--	--	--
	12/2/16	--		5,250	(9)		6.68	12/02/26	--	--	--	--	--

S. Andrew Quist	12/2/11	20,102		--			$0.96	12/02/21	--	--	--	--	--
	4/13/12	19,145		--			1.21	04/13/22	--	--	--	--	--
	12/6/13	12,155		--			3.95	12/06/23	--	--	--	--	--
	7/2/14	11,576		--			3.69	07/02/24	--	--	--	--	--
	12/5/14	23,153		--			4.30	12/05/24	--	--	--	--	--
	12/4/15	22,050		--			6.06	12/04/25	--	--	--	--	--
	12/2/16	--		21,000	(9)		6.68	12/02/26	--	--	--	--	--

Jeffrey R. Stephens	4/13/12	3,191		--			$1.21	04/13/22	--	--	--	--	--
	12/6/13	3,039		--			3.95	12/06/23	--	--	--	--	--
	7/2/14	2,894		--			3.69	07/02/24	--	--	--	--	--
	12/5/14	5,789		--			4.30	12/05/24	--	--	--	--	--
	12/4/15	5,513		--			6.06	12/04/25	--	--	--	--	--
	12/2/16	--		5,250	(9)		6.68	12/02/26	--	--	--	--	--

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

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class

George R. and Shirley C. Quist Family Partnership, Ltd. (2)	1,531,806	11.6%	603,126	31.7%	2,134,932	14.2%
Scott M. Quist (3)(5)(6)(7)(8)	385,106	2.9%	1,446,437	60.4%	1,831,543	11.8%
401(k) Retirement Savings Plan (4)	1,825,303	13.9%	-	-	1,825,303	12.1%
Jordan Capital Partners, L.P. (9)	1,216,899	9.2%	-	-	1,216,899	8.1%
Employee Stock Ownership Plan (ESOP) (10)	522,384	4.0%	278,904	14.7%	801,288	5.3%
Non-Qualified Deferred Compensation Plan (11)	798,146	6.1%	-	-	798,146	5.3%
Christie Q. Overbaugh (12)	278,838	2.1%	23,664	1.2%	302,502	2.0%
Jason G. Overbaugh (13)	230,441	1.7%	-	-	230,441	1.5%
Associated Investors (14)	74,883	*	117,739	6.2%	192,622	1.3%
Estate of George R. Quist	113,502	*	70,095	3.7%	183,597	1.2%
S. Andrew Quist (3)(15)	168,404	1.3%	-	-	168,404	1.1%
Jeffrey R. Stephens (16)	95,716	*	-	-	95,716	*
Garrett S. Sill (6)(7)(17)	83,023	*	-	-	83,023	*
Robert G. Hunter, M.D. (3)(18)	80,769	*	-	-	80,769	*
H. Craig Moody (19)	78,940	*	-	-	78,940	*
Stephen C. Johnson(20)	54,036	*	-	-	54,036	*
Gilbert A. Fuller (21)	24,123	*	-	-	24,123	*
John L. Cook (22)	22,238	*	-	-	22,238	*
Norman G. Wilbur (23)	22,150	*	-	-	22,150	*
All directors and executive officers (12 persons) (3)(5)(6)(7)	1,523,784	11.1%	1,470,101	61.4%	2,993,885	18.6%

* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
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

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of the Company's current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2016	2015
Audit Fees (1)	$345,583	$333,531
Audit-Related Fees (2)	41,200	34,000
Tax Fees (3)	79,622	78,933
All Other Fees (4)	-	-
	$466,405	$446,464

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment to Articles of Incorporation (14)
3.2	Amended Bylaws (4)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Amended Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)
10.2	2003 Stock Option Plan (3)
10.3	2006 Director Stock Option Plan (6)
10.4	2013 Amended Stock Option and Other Equity Incentive Awards Plan (12)
10.5	2014 Director Stock Option Plan (9)
10.6	Deferred Compensation Plan (2)
10.7	Employment agreement with Scott M. Quist (11)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (6)
10.9	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (7)
10.10	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (8)
10.11	Stock Purchase Agreement among Security National Financial Corporation, Christi Babb and Jack Madden, Jr. to purchase First Guaranty Insurance Company (13)
21	Subsidiaries of the Registrant
23.1	Consent of Eide Bailly LLP (10)
23.2	Consent of Mackey Price & Mecham (10)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
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

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: August 25, 2017	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	August 25, 2017

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	August 25, 2017

/s/ Jason G. Overbaugh	Vice President and Director	August 25, 2017
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	August 25, 2017
S. Andrew Quist

/s/ John L. Cook	Director	August 25, 2017
John L. Cook

/s/ Gilbert A. Fuller	Director	August 25, 2017
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	August 25, 2017
Robert G. Hunter

/s/ H. Craig Moody	Director	August 25, 2017
H. Craig Moody

/s/ Norman G. Wilbur	Director	August 25, 2017
Norman G. Wilbur

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2016 (As Restated)	2015 (As Restated)
Assets

Mortgage loans on real estate	$2,300,000	$-
Cash	1,252,653	2,054,192
Investment in subsidiaries (equity method)	140,864,706	126,918,934
Receivable from affiliates	13,028,057	11,088,597
Restricted assets	2,612,672	-
Property and equipment, at cost, net of accumulated depreciation of $1,663,396 for 2016 and $1,663,396 for 2015	-	-
Other assets	2,803	2,803
Total assets	$160,060,891	$140,064,526

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2016 (As Restated)	2015 (As Restated)
Liabilities and Stockholders' Equity Liabilities
Bank and other loans payable:
Current installments	$1,625,974	$969,755
Long-term	2,372,690	1,093,718
Advances from affiliated companies	9,074,311	9,069,338
Other liabilities and accrued expenses	672,638	976,394
Income taxes	13,756,147	10,238,642
Total liabilities	27,501,760	22,347,847

Stockholders' Equity
Preferred stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 13,819,006 shares in 2016 and 13,109,100 shares in 2015	27,638,012	26,218,200
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C convertible common stock, $2.00 par value; 3,000,000 shares authorized; issued 1,902,229 shares in 2016 and 1,709,640 shares in 2015	3,804,458	3,419,280

Additional paid-in capital	34,813,246	30,232,582
Accumulated other comprehensive income, net of taxes	264,822	(499,358)
Retained Earnings	67,409,204	60,525,404
Treasury stock at cost - 704,122 Class A shares and -0- Class C shares in 2016; 930,546 Class A shares and -0- Class C shares in 2015, held by affiliated companies	(1,370,611)	(2,179,429)
Total stockholders' equity	132,559,131	117,716,679
Total Liabilities and Stockholders' Equity	$160,060,891	$140,064,526

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31
	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Revenue
Net investment income	$9,059	$86,829	$91,748
Fees from affiliates	1,119,272	976,146	1,009,552
Other Income	23,464	-	-
Total revenue	1,151,795	1,062,975	1,101,300

Benefits and Expenses:
General and administrative expenses	616,356	673,491	728,929
Interest expense	78,950	105,614	173,362
Total benefits and expenses	695,306	779,105	902,291

Earnings before income taxes, and earnings of subsidiaries
	456,489	283,870	199,009
Income tax expense	(3,658,312)	(3,275,782)	(3,888,770)
Equity in earnings of subsidiaries	15,390,450	16,343,353	11,906,593

Net earnings	$12,188,627	$13,351,441	$8,216,832

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31
	2016 (As Restated)	2015 (As Restated)	2014 (As Restated)
Cash flows from operating activities:
Net earnings	$12,188,627	$13,351,441	$8,216,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	-	-	309
Undistributed earnings of affiliates	15,390,450	16,343,353	11,906,593
Provision for deferred and other income taxes	3,517,505	3,275,260	5,186,793
Stock based compensation expense	343,577	387,608	391,220
Benefit plans funded with treasury stock	1,429,962	1,197,236	899,850
Change in assets and liabilities:
Other assets	-	(1)	13,296
Other liabilities	(303,756)	(94,068)	(199,052)

Net cash provided by operating activities	32,566,365	34,460,829	26,415,841
	-	-	-
Cash flows from investing activities:
Purchases of restricted assets	(2,612,672)	-	-
Investment in subsidiaries	(28,572,042)	(30,988,389)	(23,332,723)
Mortgage loans made	(2,300,000)	-	-
Cash paid for purchase of subsidiaries, net of cash acquired	-	-	(3,000,000)

Net cash used in investing activities	(33,484,714)	(30,988,389)	(26,332,723)

Cash flows from financing activities:
Advances from (to) affiliates	(1,934,487)	259,513	(1,919,022)
Purchase of treasury stock	-	(181,539)	-
Proceeds from stock options exercised	116,106	33,677	74,024
Repayment of bank and other loans payable	(969,163)	(1,394,376)	(1,812,964)
Proceeds from bank borrowings	2,904,354	-	-

Net cash provided by (used in) financing activities	116,810	(1,282,725)	(3,657,962)

Net change in cash	(801,539)	2,189,715	(3,574,844)
Cash at beginning of year	2,054,192	(135,523)	3,439,321
Cash at end of year	$1,252,653	$2,054,192	$(135,523)

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