Form 10-Q/A
period 2017-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2017-08-25
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
May 11, 2017

EXPLANATORY NOTE

Security National Financial Corporation ("the Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2017 (the "Original Filing"), to restate its Condensed Consolidated Financial Statements and related disclosures as of March 31, 2017 and 2016. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in "Items Amended in This Filing" below.

Background and Effects of Restatement

Subsequent to the Original Filing, the Company identified errors relating to the application of accounting principles that related to its treatment of warehouse line repurchase agreements and its assessment of the tax valuation allowance, which is a component of the Company's deferred tax assets.  As disclosed in the Current Report on Form 8-K that was filed by the Company with the SEC on August 4, 2017, the Company's management and the Audit Committee of its Board of Directors determined, based on the preliminary results of an internal investigation, that the Company's condensed consolidated and combined financial statements within its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, originally filed with the SEC on May 15, 2017, should no longer be relied upon as a result of these errors.

Along with restating its financial statements to correct the errors discussed above, the Company elected to record adjustments for certain immaterial accounting errors related to the periods covered in its Form 10-Q/A.

Related financial information in this Form 10-Q/A has been restated to reflect adjustments for the accounting errors related to the matters described above. For further details, see Note 13 "Correction of Errors." Restated balances have been identified with the notation "As Restated" where appropriate and the terms and "As Previously Reported" are used to refer to balances from the 2017 condensed consolidated financial statements as reported in the Original Filing.

The Company has not filed amendments to any previously filed Quarterly Reports on Form 10-Q to restate financial information presented for the periods affected by the restatement. The Company believes that presenting amended and restated unaudited quarterly financial information in this Form 10-Q/A allows the readers to review relevant data in a single presentation along with the revised evaluation of controls and procedures. Accordingly, investors should rely only on the financial information regarding the restated periods in this Form 10-Q/A or in future filings with the SEC (as applicable), and not on any previously filed reports relating to those periods.

Items Amended in This Filing

For the convenience of the reader, this Amendment sets forth the information in the Original Filing, in its entirety, as such information is modified and superseded where necessary to reflect the restatement of the Company's condensed consolidated financial statements as a result of the errors discussed above. References throughout this document to "Form 10-Q" have been amended to "Form 10-Q/A" where appropriate. Except as noted below, this Amendment does not affect any other parts of the Original Filing, nor does it reflect events occurring after the date of the Original Filing or amend or otherwise update any information in the Original Filing. The following Items have been amended as a result of the restatement:

- Part I, Item 1. Financial Statements
- Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- Part I, Item 4. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act") from the Company's Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Internal Control Consideration

The Company's management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2017. As a result of that reassessment, management identified additional material weaknesses that existed as of March 31, 2017.  For a description of the material weaknesses, see Part I, Item 4. "Controls and Procedures."

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

QUARTER ENDED MARCH 31, 2017

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.   Financial Statements.

Assets	March 31 2017 (As Restated) (Unaudited)	December 31 2016 (As Restated)
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$186,445,498	$184,979,644
Equity securities, available for sale, at estimated fair value	10,735,239	10,573,356
Mortgage loans on real estate and construction loans, held for investment net of allowances for loan losses of $1,955,443 and $1,748,783 for 2017 and 2016	134,123,773	149,181,578
Real estate held for investment, net of accumulated depreciation of $16,732,122 and $16,138,439 for 2017 and 2016	151,417,470	145,165,921
Policy loans and other investments, net of allowances for doubtful accounts of $1,050,111 and $1,119,630 for 2017 and 2016	41,773,152	40,937,146
Short-term investments	28,346,922	27,560,040
Accrued investment income	3,008,839	2,972,596
Total investments	555,850,893	561,370,281
Cash and cash equivalents	85,069,717	38,987,430
Mortgage loans sold to investors	151,891,428	189,139,832
Receivables, net	6,302,801	6,373,364
Restricted assets	10,230,360	10,391,394
Cemetery perpetual care trust investments	4,211,337	4,131,885
Receivable from reinsurers	13,227,385	13,079,668
Cemetery land and improvements	10,641,141	10,672,836
Deferred policy and pre-need contract acquisition costs	71,643,040	69,118,745
Mortgage servicing rights, net	19,432,993	18,872,362
Property and equipment, net	8,478,347	8,791,522
Value of business acquired	7,375,084	7,570,300
Goodwill	2,765,570	2,765,570
Other	12,397,267	10,413,394

Total Assets	$959,517,363	$951,678,583

See accompanying notes to condensed consolidated financial statements (as restated) (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31 2017 (As Restated) (Unaudited)	December 31 2016 (As Restated)
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$588,248,948	$584,067,692
Unearned premium reserve	4,405,472	4,469,771
Bank and other loans payable	153,594,078	152,140,679
Deferred pre-need cemetery and mortuary contract revenues	12,350,470	12,360,249
Cemetery perpetual care obligation	3,624,895	3,598,580
Accounts payable	3,113,519	4,213,109
Other liabilities and accrued expenses	34,128,938	33,950,503
Income taxes	25,370,027	24,318,869
Total liabilities	824,836,347	819,119,452

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,820,078 shares in 2017 and 13,819,006 shares in 2016	27,640,156	27,638,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 1,901,624 shares in 2017 and 1,902,229 shares in 2016	3,803,248	3,804,458
Additional paid-in capital	35,095,594	34,813,246
Accumulated other comprehensive income, net of taxes	286,114	264,822
Retained earnings	69,265,920	67,409,204
Treasury stock at cost - 686,549 Class A shares in 2017 and 704,122 Class A shares in 2016	(1,410,016)	(1,370,611)

Total stockholders' equity	134,681,016	132,559,131

Total Liabilities and Stockholders' Equity	$959,517,363	$951,678,583

See accompanying notes to condensed consolidated financial statements (as restated) (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(As Restated) (Unaudited)

	Three Months Ended March 31
	2017	2016
Revenues:
Insurance premiums and other considerations	$17,357,124	$14,451,575
Net investment income	9,563,282	8,992,191
Net mortuary and cemetery sales	3,358,973	3,245,856
Realized gains on investments and other assets	145,330	97,922
Other than temporary impairments on investments	(52,139)	(73,630)
Mortgage fee income	38,427,854	41,212,008
Other	2,028,873	1,530,426
Total revenues	70,829,297	69,456,348

Benefits and expenses:
Death benefits	8,794,598	7,824,001
Surrenders and other policy benefits	857,531	518,321
Increase in future policy benefits	5,568,042	4,121,701
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,264,039	2,212,836
Selling, general and administrative expenses:
Commissions	16,355,048	19,210,968
Personnel	18,589,687	17,197,372
Advertising	1,310,674	1,078,010
Rent and rent related	2,139,538	2,064,325
Depreciation on property and equipment	625,812	521,455
Provision for loan loss reserve	-	-
Costs related to funding mortgage loans	2,219,649	2,632,754
Other	7,430,951	6,480,711
Interest expense	1,254,039	1,064,195
Cost of goods and services sold-mortuaries and cemeteries	521,919	458,619
Total benefits and expenses	67,931,527	65,385,268

Earnings before income taxes	2,897,770	4,071,080
Income tax expense	(1,037,770)	(1,533,139)

Net earnings	$1,860,000	$2,537,941

Net earnings per Class A Equivalent common share (1)	$0.12	$0.17

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.12	$0.17

Weighted-average Class A equivalent common share outstanding (1)	15,058,153	14,656,450

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	15,527,996	15,112,278

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (as restated) (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(As Restated) (Unaudited)

	Three Months Ended March 31
	2017	2016
Net earnings	$1,860,000	$2,537,941
Other comprehensive income:
Net unrealized gains on derivative instruments	973	1,669
Net unrealized gains on available for sale securities	20,319	297,897
Other comprehensive income	21,292	299,566
Comprehensive income	$1,881,292	$2,837,507

See accompanying notes to condensed consolidated financial statements (as restated) (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(As Restated) (Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2015	$26,218,200	$3,419,280	$30,232,582	$(499,358)	$60,525,404	$(2,179,429)	$117,716,679

Net earnings	-	-	-	-	2,537,941	-	2,537,941
Other comprehensive income	-	-	-	299,566	-	-	299,566
Grant of stock options	-	-	84,452	-	-	-	84,452
Exercise of stock options	56,920	-	4,367	-	-	-	61,287
Sale of treasury stock	-	-	136,826	-	-	149,639	286,465
Stock Dividends	274	12,768	30,779	-	(43,821)	-	-
Balance at March 31, 2016	$26,275,394	$3,432,048	$30,489,006	$(199,792)	$63,019,524	$(2,029,790)	$120,986,390

Balance at December 31, 2016	$27,638,012	$3,804,458	$34,813,246	$264,822	$67,409,204	$(1,370,611)	$132,559,131

Net earnings	-	-	-	-	1,860,000	-	1,860,000
Other comprehensive income	-	-	-	21,292	-	-	21,292
Grant of stock options	-	-	101,996	-	-	-	101,996
Sale of treasury stock	-	-	178,002	-	-	146,065	324,067
Purchase of treasury stock	-	-	-	-	-	(185,470)	(185,470)
Stock Dividends	930	4	2,350	-	(3,284)	-	-
Conversion Class C to Class A	1,214	(1,214)	-	-	-	-	-
Balance at March 31, 2017	$27,640,156	$3,803,248	$35,095,594	$286,114	$69,265,920	$(1,410,016)	$134,681,016

See accompanying notes to condensed consolidated financial statements (as restated) (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(As Restated) (Unaudited)

	Three Months Ended March 31
	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	$30,431,376	$27,275,404

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(2,575,997)	(4,481,397)
Calls and maturities - fixed maturity securities	830,595	2,470,005
Securities available for sale:
Purchase - equity securities	(4,190,458)	(1,651,302)
Sales - equity securities	4,092,734	1,487,110
Purchase of short-term investments	(3,053,797)	(3,258,070)
Sales of short-term investments	2,266,915	2,364,571
Purchase of restricted assets	174,197	1,242,342
Changes in assets for perpetual care trusts	(104,731)	(51,461)
Amount received for perpetual care trusts	26,315	11,735
Mortgage loans, policy loans, and other investments made	(108,649,435)	(112,920,364)
Payments received for mortgage loans, policy loans and other investments	127,506,014	99,348,725
Purchase of property and equipment	(312,640)	(1,084,975)
Purchase of real estate	(3,103,471)	(3,432,051)
Sale of real estate	2,891,887	843,701
Net cash provided by (used in) investing activities	15,798,128	(19,111,431)

Cash flows from financing activities:
Annuity contract receipts	3,051,883	2,516,596
Annuity contract withdrawals	(4,468,624)	(3,025,833)
Proceeds from stock options exercised	-	61,287
Purchase of treasury stock	(185,470)	-
Repayment of bank loans on notes and contracts	(673,454)	(390,168)
Proceeds from borrowing on bank loans	7,255,187	737,232
Net change in warehouse line borrowings	(6,376,739)	(1,412,370)
Change in line of credit borrowings	1,250,000	-
Net cash used in financing activities	(147,217)	(1,513,256)

Net change in cash and cash equivalents	46,082,287	6,650,717

Cash and cash equivalents at beginning of period	38,987,430	40,053,242

Cash and cash equivalents at end of period	$85,069,717	$46,703,959

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$1,234,420	$1,079,891
Income taxes (net of refunds)	(3,215)	12,321

Non Cash Investing and Financing Activities:
Accrued real estate construction costs and retainage	$6,794,065	$-
Transfer of loans held for sale to mortgage loans held for investment	5,032,147	7,386,432
Mortgage loans foreclosed into real estate	204,839	87,000

See accompanying notes to condensed consolidated financial statements (as restated) (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The presentation of certain amounts in the prior year have been reclassified to conform to the 2017 presentation. See additional discussion regarding correction of errors in Note 21 and 22 included in the Company's Form 10-K/A and in Note 13 of this Form 10-Q/A.

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31 2017 (As Restated) (Unaudited)	As of December 31 2016 (As Restated)
Balance, beginning of period	$627,733	$2,805,900
Provision for current loan originations (1)	426,634	2,988,754
Additional provision for loan loss reserve	-	1,700,000
Charge-offs, net of recaptured amounts	10,708	(6,866,921)
Balance, end of period	$1,065,075	$627,733

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

5)  Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31 (As Restated) (Unaudited)
	2017	2016
Numerator:
Net earnings	$1,860,000	$2,537,941
Denominator:
Basic weighted-average shares outstanding	15,058,153	14,656,450
Effect of dilutive securities:
Employee stock options	469,843	455,828

Diluted weighted-average shares outstanding	15,527,996	15,112,278

Basic net earnings per share	$0.12	$0.17

Diluted net earnings per share	$0.12	$0.17

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K/A for the year ended December 31, 2016. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

6)  Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2017
Revenues from external customers	$26,158,701	$3,604,897	$41,065,699	$-	$70,829,297
Intersegment revenues	2,988,651	109,351	95,770	(3,193,772)	-
Segment profit before income taxes	1,483,480	758,911	655,379	-	2,897,770

Identifiable Assets	833,999,127	99,554,821	164,990,647	(139,027,232)	959,517,363
Goodwill	2,765,570	-	-	-	2,765,570

For the Three Months Ended
March 31, 2016
Revenues from external customers	$22,075,134	$3,330,766	$44,050,448	$-	$69,456,348
Intersegment revenues	3,103,446	286,925	79,479	(3,469,850)	-
Segment profit before income taxes	1,103,727	469,055	2,498,298	-	4,071,080

Identifiable Assets	724,858,698	96,827,903	157,602,831	(133,414,858)	845,874,574
Goodwill	2,765,570	-	-	-	2,765,570

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2017, as restated.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$10,735,239	$10,735,239	$-	$-
Total securities available for sale	$10,735,239	$10,735,239	$-	$-

Restricted assets of cemeteries and mortuaries	$752,814	$752,814	$-	$-
Cemetery perpetual care trust investments	672,922	672,922	-	-
Derivatives - loan commitments	9,540,950	-	-	9,540,950
Total assets accounted for at fair value on a recurring basis	$21,701,925	$12,160,975	$-	$9,540,950

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,155,440)	$-	$-	$(49,155,440)
Future policy benefits - annuities	(98,714,812)	-	-	(98,714,812)
Derivatives - bank loan interest rate swaps	(1,713)	-	-	(1,713)
- call options	(38,628)	(38,628)	-	-
- put options	(13,700)	(13,700)	-	-
- loan commitments	(564,025)	-	-	(564,025)
Total liabilities accounted for at fair value on a recurring basis	$(148,488,318)	$(52,328)	$-	$(148,435,990)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Loan Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2016, as restated	$(49,421,125)	$(99,388,662)	$6,809,332	$(3,308)

Total gains (losses):

Included in earnings	265,685	673,850	2,167,593	-

Included in other comprehensive income	-	-	-	1,595

Balance - March 31, 2017, as restated	$(49,155,440)	$(98,714,812)	$8,976,925	$(1,713)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2016, as restated.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$10,573,356	$10,573,356	$-	$-
Total securities available for sale	$10,573,356	$10,573,356	$-	$-

Restricted assets of cemeteries and mortuaries	$736,603	$736,603	$-	$-
Cemetery perpetual care trust investments	698,202	698,202	-	-
Derivatives - loan commitments	6,911,544	-	-	6,911,544
Total assets accounted for at fair value on a recurring basis	$18,919,705	$12,008,161	$-	$6,911,544
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,421,125)	$-	$-	$(49,421,125)
Future policy benefits - annuities	(99,388,662)	-	-	(99,388,662)
Derivatives - bank loan interest rate swaps	(3,308)	-	-	(3,308)
- call options	(109,474)	(109,474)	-	-
- put options	(26,494)	(26,494)	-	-
- loan commitments	(102,212)	-	-	(102,212)
Total liabilities accounted for at fair value on a recurring basis	$(149,051,275)	$(135,968)	$-	$(148,915,307)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Loan Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2015, as restated	$(50,694,953)	$(69,398,617)	$7,671,495	$(13,947)
Purchases	-	(30,294,480)	-	-
Total gains (losses):
Included in earnings	1,273,828	304,435	(862,163)	-
Included in other comprehensive income	-	-	-	10,639
Balance - December 31, 2016, as restated	$(49,421,125)	$(99,388,662)	$6,809,332	$(3,308)

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
March 31, 2017 (As Restated) (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$186,445,498	$-	$195,986,579	$-	$195,986,579
Mortgage loans:
Residential	62,961,706	-	-	67,122,262	67,122,262
Residential construction	33,817,195	-	-	33,817,195	33,817,195
Commercial	37,344,872	-	-	38,610,972	38,610,972
Mortgage loans, net	$134,123,773	$-	$-	$139,550,429	$139,550,429
Loans held for sale	151,891,428	-	-	156,891,384	156,891,384
Policy loans	6,666,500	-	-	6,666,500	6,666,500
Insurance assignments, net	32,856,652	-	-	32,856,652	32,856,652
Short-term investments	28,346,922	-	-	28,346,922	28,346,922
Mortgage servicing rights	19,432,993	-	-	26,632,996	26,632,996

Liabilities
Bank and other loans payable	$(153,592,365)	$-	$-	$(153,592,365)	$(153,592,365)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$184,979,644	$-	$191,850,749	$-	$191,850,749
Mortgage loans:
Residential	57,132,082	-	-	61,357,393	61,357,393
Residential construction	40,700,003	-	-	40,700,003	40,700,003
Commercial	51,349,493	-	-	53,299,800	53,299,800
Mortgage loans, net	$149,181,578	$-	$-	$155,357,196	$155,357,196
Loans held for sale	189,139,832	-	-	192,289,854	192,289,854
Policy loans	6,694,148	-	-	6,694,148	6,694,148
Insurance assignments, net	32,477,246	-	-	32,477,246	32,477,246
Short-term investments	27,560,040	-	-	27,560,040	27,560,040
Mortgage servicing rights	18,872,362	-	-	25,496,832	25,496,832

Liabilities
Bank and other loans payable	$(152,137,371)	$-	$-	$(152,137,371)	$(152,137,371)

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
March 31, 2017 (As Restated) (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

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

Policy Loans: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values because they are fully collateralized by the cash surrender value of the underlying insurance policies.

Insurance Assignments, Net: These investments are short in maturity accordingly, the carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values.

Short-Term Investments: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values due to their short-term nature.

Bank and Other Loans Payable: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values due to their short-term nature.

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
March 31, 2017 (As Restated) (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

9)  Derivative Instruments (Continued)

The following table shows the fair value of derivatives as of March 31, 2017 and December 31, 2016.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2017 (As Restated)		December 31, 2016 (As Restated)		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Loan commitments	other assets	$9,540,950	other assets	$6,911,544	Other liabilities	$564,025	Other liabilities	$102,212
Call options	--	--	--	--	Other liabilities	38,628	Other liabilities	109,474
Put options	--	--	--	--	Other liabilities	13,700	Other liabilities	26,494
Interest rate swaps	--	--	--	--	Bank loans payable	1,713	Bank loans payable	3,308
Total		$9,540,950		$6,911,544		$618,066		$241,488

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

10)  Reinsurance, Commitments and Contingencies (Continued)

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
March 31, 2017 (As Restated) (Unaudited)

11)  Mortgage Servicing Rights (Continued)

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
March 31, 2017 (As Restated) (Unaudited)

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
March 31, 2017 (As Restated) (Unaudited)

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

	For the Three Months Ended March 31 (As Restated) (Unaudited)
	2017	2016
Total revenues	$70,829,297	$70,614,654
Net earnings	$1,860,000	$2,302,158
Net earnings per Class A equivalent common share	$0.12	$0.16
Net earnings per Class A equivalent common share assuming dilution	$0.12	$0.15

13) Correction of Errors

The accompanying Condensed Consolidated Financial Statements include the restatement of the Company's previously filed condensed consolidated balance sheets for the quarter ended March 31, 2017 and year ended December 31, 2016 and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the quarters ended March 31, 2017 and March 31, 2016. For additional information about the correction of errors see Note 21 of the Company's Annual Report on Form 10-K/A.

Subsequent to the issuance of the company's 2016 Consolidated Financial Statements, the Company identified the following errors, ("Adjustments"):

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
2.	Reclassification of the Provision for Loan Loss Reserve to net against Mortgage Fee Income
3.	Correction to Future Life, Annuity and Other Benefits to reverse a deferred profit liability

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

13)  Correction of Errors (Continued)

The tables below present the impact of the restatement of the Company's Condensed Consolidated Balance Sheets for the periods presented:

	As of March 31, 2017
	As Previously Reported	Adjustments	As Restated
Loans held for sale (formerly called Mortgage loans sold to investors)	$54,401,522	$97,489,906	$151,891,428
Receivables, net	15,736,045	(9,433,244)	6,302,801
Other assets	8,141,683	4,255,584	12,397,267
Total Assets	867,205,117	92,312,246	959,517,363
Future life, annuity, and other benefits	589,405,726	(1,156,778)	588,248,948
Bank and other loans payable	61,548,686	92,045,392	153,594,078
Income taxes	28,717,508	(3,347,481)	25,370,027
Total liabilities	737,292,214	87,544,133	824,836,347
Retained earnings	64,494,807	4,771,113	69,265,920
Total stockholders' equity	129,909,903	4,771,113	134,681,016
Total Liabilities and Stockholders' Equity	867,205,117	92,312,246	959,517,363

	As of December 31, 2016
	As Previously Reported	Adjustments	As Restated
Loans held for sale (formerly called Mortgage loans sold to investors)	$82,491,091	$106,648,741	$189,139,832
Receivables, net	18,870,119	$(12,496,755)	6,373,364
Other assets	6,891,468	3,521,926	10,413,394
Total Assets	854,004,671	97,673,912	951,678,583
Future life, annuity, and other benefits	585,610,063	(1,542,371)	584,067,692
Bank and other loans payable	53,718,548	98,422,131	152,140,679
Income taxes	27,904,294	(3,585,425)	24,318,869
Total liabilities	725,825,117	93,294,335	819,119,452
Retained earnings	63,029,627	4,379,577	67,409,204
Total stockholders' equity	128,179,554	4,379,577	132,559,131
Total Liabilities and Stockholders' Equity	854,004,671	97,673,912	951,678,583

	As of January 1, 2016
	As Previously Reported	Adjustments	As Restated
Retained earnings	54,054,950	6,470,454	60,525,404

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

13)  Correction of Errors (Continued)

The tables below present the impact of the restatement on the Company's Condensed Consolidated Statements of Earnings for the periods presented:

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Mortgage fee income	$37,050,926	$1,376,928	$38,427,854
Total revenues	69,452,369	1,376,928	70,829,297
Increase in future policy benefits	5,182,449	385,593	5,568,042
Commissions	15,721,074	633,974	16,355,048
Provision for loan loss reserve	426,634	(426,634)	-
Cost related to funding mortgage loans	2,065,134	154,515	2,219,649
Total benefits and expenses	67,184,079	747,448	67,931,527
Earnings before income taxes	2,268,290	629,480	2,897,770
Income tax expense	(799,826)	(237,944)	(1,037,770)
Net earnings	1,468,464	391,536	1,860,000
Net earnings per common share (1)	$0.10	$0.03	$0.12
Net earnings per common share assuming dilution (1)	$0.09	$0.03	$0.12

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
Mortgage fee income	$39,110,967	$2,101,041	$41,212,008
Total revenues	67,355,307	2,101,041	69,456,348
Increase in future policy benefits	4,160,260	(38,559)	4,121,701
Commissions	16,842,270	2,368,698	19,210,968
Provision for loan loss reserve	586,778	(586,778)	-
Cost related to funding mortgage loans	2,154,397	478,357	2,632,754
Total benefits and expenses	63,163,550	2,221,718	65,385,268
Earnings before income taxes	4,191,757	(120,677)	4,071,080
Income tax expense	(1,580,220)	47,081	(1,533,139)
Net earnings	2,611,537	(73,596)	2,537,941
Net earnings per common share (1)	$0.18	$(0.01)	$0.17
Net earnings per common share assuming dilution (1)	$0.17	$(0.00)	$0.17

(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017 (As Restated) (Unaudited)

13)  Correction of Errors (Continued)

The tables below present the impact of the restatement on the Company's Condensed Consolidated Statements of Comprehensive Income for the periods presented:

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Net earnings	$1,468,464	$391,536	$1,860,000

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
Net earnings	$2,611,537	$(73,596)	$2,537,941

The tables below present the impact of the restatement on the Company's Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$24,054,637	$6,376,739	$30,431,376
Net change in warehouse line borrowings	-	(6,376,739)	(6,376,739)
Net cash provided by (used in) financing activities	6,229,522	(6,376,739)	(147,217)

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$25,863,034	$1,412,370	$27,275,404
Net change in warehouse line borrowings	-	(1,412,370)	(1,412,370)
Net cash provided by (used in) financing activities	(100,886)	(1,412,370)	(1,513,256)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The accompanying management's discussion and analysis gives effect to the restatement discussed in Note 13 to the Condensed Consolidated Financial Statements.

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

	Three months ended March 31 (in thousands of dollars)
	2017	2016	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$17,357	$14,452	20%
Net investment income	7,586	6,963	9%
Income from loan originations	1,188	472	152%
Other	28	188	(85%)
Total	$26,159	$22,075	19%
Intersegment revenue	$2,989	$3,103	(4%)
Earnings before income taxes	$1,483	$1,104	34%

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

For the three months ended March 31, 2017 and 2016, SecurityNational Mortgage originated 2,985 loans ($568,846,000 total volume) and 3,139 loans ($586,580,000 total volume), respectively. For the three months ended March 31, 2017 and 2016, EverLEND Mortgage originated one loan ($310,000 total volume) and -0- loans ($-0- total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2017 and 2016.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2017	2016	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$35,822	$36,784	(3%)
Secondary gains from investors	5,244	7,266	(28%)
Total	$41,066	$44,050	(7%)
Earnings before income taxes	$655	$2,498	(74%)

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

Consolidation

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total revenues increased by $1,373,000, or 2.0%, to $70,829,000 for the three months ended March 31, 2017, from $69,456,000 for the comparable period in 2016. Contributing to this increase in total revenues was a $2,906,000 increase in insurance premiums and other considerations, a $571,000 increase in net investment income, a $499,000 increase in other revenues, a $113,000 increase in net mortuary and cemetery sales, a $47,000 increase in realized gains on investments and other assets, and a $21,000 decrease in other than temporary impairments on investments. This increase in total revenues was partially offset by a $2,784,000 decrease in mortgage fee income.

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

Mortgage fee income decreased by $2,784,000, or 6.8%, to $38,428,000, for the three months ended March 31, 2017, from $41,212,000 for the comparable period in 2016.  This decrease was primarily due to a reduction in mortgage loan originations.

Other revenues increased by $499,000, or 32.6%, to $2,029,000 for the three months ended March 31, 2017, from $1,530,000 for the comparable period in 2016. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $67,932,000, or 95.9% of total revenues, for the three months ended March 31, 2017, as compared to $65,385,000, or 94.1% of total revenues, for the comparable period in 2016.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,756,000 or 22.1%, to $15,220,000 for the three months ended March 31, 2017, from $12,464,000 for the comparable period in 2016. This increase was primarily the result of a $1,446,000 increase in future policy benefits, a $971,000 increase in death benefits, and a $339,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $51,000, or 2.3%, to $2,264,000 for the three months ended March 31, 2017, from $2,213,000 for the comparable period in 2016. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses decreased by $514,000, or 1.0%, to $48,671,000 for the three months ended March 31, 2017, from $49,185,000 for the comparable period in 2016. This decrease was primarily the result of a $2,856,000 decrease in commissions resulting from a decrease in sales, and a $413,000 decrease in costs related to funding mortgage loans. This decrease was partially offset by a $1,392,000 increase in personnel expenses resulting from increased salaries for existing employees and the hiring of new employees, a $950,000 increase in other expenses, a $233,000 increase in advertising, a $104,000 increase in depreciation on property and equipment, and a $75,000 increase in rent and rent related expenses.

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

Comprehensive income for the three months ended March 31, 2017 and 2016 amounted to gains of $1,881,000 and $2,837,000, respectively. This $956,000 decrease in comprehensive income was primarily the result of a $679,000 decrease in net income, and a $278,000 decrease in unrealized gains in securities available for sale.

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

During the three months ended March 31, 2017 and 2016, the Company's operations provided cash of $30,431,000 and $27,275,000, respectively. This was due primarily to an increase in cash collected on loans held for sale.

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

The Company's total capitalization of stockholders' equity, bank loans and notes payable was $288,275,000 as of March 31, 2017, as compared to $284,700,000 as of December 31, 2016. Stockholders' equity as a percent of total capitalization was 46.7% and 46.6% as of March 31, 2017 and December 31, 2016, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K/A filed for the year ended December 31, 2016.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2017, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

Except for the material weaknesses discussed in the Company's Annual Report on Form 10K/A, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) in the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 25, 2017	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 25, 2017	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)