Form 10-Q
period 2017-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2017-08-25
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2017, or

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
August 25, 2017

Class C Common Stock, $2.00 par value	2,005,026
Title of Class	Number of Shares Outstanding as of
August 25, 2017

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2017

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.  Financial Statements.

Assets	June 30 2017 (Unaudited)	December 31 2016 (As Restated)
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$193,208,660	$184,979,644
Equity securities, available for sale, at estimated fair value	6,499,100	10,573,356
Mortgage loans on real estate and construction loans, held for investment (net of allowances for loan losses of $1,921,028 and $1,748,783 for 2017 and 2016)	134,999,264	149,181,578
Real estate held for investment (net of accumulated depreciation of $17,064,559 and $16,138,439 for 2017 and 2016)	151,355,029	145,165,921
Policy loans and other investments (net of allowances for doubtful accounts of $1,072,529 and $1,119,630 for 2017 and 2016)	40,987,994	40,937,146
Short-term investments	23,448,480	27,560,040
Accrued investment income	3,300,540	3,163,775
Total investments	553,799,067	561,561,460
Cash and cash equivalents	82,258,418	38,987,430
Loans held for sale	172,772,535	189,139,832
Receivables (net of allowances for doubtful accounts of $2,609,643 and $2,355,482 for 2017 and 2016)	5,919,706	7,050,283
Restricted assets	10,152,550	10,391,394
Cemetery perpetual care trust investments	4,322,060	4,131,885
Receivable from reinsurers	13,280,043	13,079,668
Cemetery land and improvements	10,561,992	10,672,836
Deferred policy and pre-need contract acquisition costs	75,286,393	69,118,745
Mortgage servicing rights, net	20,096,965	18,872,362
Property and equipment, net	7,965,086	8,791,522
Value of business acquired	7,079,387	7,570,300
Goodwill	2,765,570	2,765,570
Other	10,254,418	9,545,296

Total Assets	$976,514,190	$951,678,583

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30 2017 (Unaudited)	December 31 2016 (As Restated)
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$592,762,559	$584,067,692
Unearned premium reserve	4,340,622	4,469,771
Bank and other loans payable	163,582,661	152,140,679
Deferred pre-need cemetery and mortuary contract revenues	12,477,400	12,360,249
Cemetery perpetual care obligation	3,662,070	3,598,580
Accounts payable	3,338,457	4,213,109
Other liabilities and accrued expenses	31,068,330	33,950,503
Income taxes	27,657,321	24,318,869
Total liabilities	838,889,420	819,119,452

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,820,079 shares in 2017 and 13,819,006 shares in 2016	27,640,158	27,638,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,005,026 shares in 2017 and 1,902,229 shares in 2016	4,010,052	3,804,458
Additional paid-in capital	35,185,487	34,813,246
Accumulated other comprehensive income, net of taxes	242,213	264,822
Retained earnings	71,751,784	67,409,204
Treasury stock at cost - 625,871 Class A shares in 2017 and 704,122 Class A shares in 2016	(1,204,924)	(1,370,611)

Total stockholders' equity	137,624,770	132,559,131

Total Liabilities and Stockholders' Equity	$976,514,190	$951,678,583

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues:
Insurance premiums and other considerations	$17,498,500	$15,899,526	$34,855,624	$30,351,101
Net investment income	9,747,475	9,135,820	19,310,757	18,128,011
Net mortuary and cemetery sales	3,280,375	3,520,071	6,639,348	6,765,927
Realized gains on investments and other assets	887,402	120,543	1,032,732	218,465
Other than temporary impairments on investments	(266,227)	(30,000)	(318,366)	(103,630)
Mortgage fee income	39,948,197	49,825,887	78,376,051	91,037,895
Other	2,075,836	1,615,380	4,104,709	3,145,806
Total revenues	73,171,558	80,087,227	144,000,855	149,543,575

Benefits and expenses:
Death benefits	8,547,019	7,336,129	17,341,617	15,160,130
Surrenders and other policy benefits	680,117	560,859	1,537,648	1,079,180
Increase in future policy benefits	5,366,096	5,272,358	10,934,138	9,394,059
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,768,769	1,707,552	4,032,808	3,920,388
Selling, general and administrative expenses:
Commissions	18,522,758	24,608,753	34,877,806	43,819,721
Personnel	17,964,918	17,582,835	36,554,605	34,780,207
Advertising	1,485,604	1,969,945	2,796,278	3,047,955
Rent and rent related	2,296,495	2,048,397	4,436,033	4,112,722
Depreciation on property and equipment	581,026	536,489	1,206,838	1,057,944
Costs related to funding mortgage loans	2,286,107	1,958,625	4,505,756	4,591,379
Other	7,760,849	6,832,076	15,191,800	13,312,787
Interest expense	1,385,354	1,235,151	2,639,393	2,299,346
Cost of goods and services sold-mortuaries and cemeteries	532,147	452,172	1,054,066	910,791
Total benefits and expenses	69,177,259	72,101,341	137,108,786	137,486,609

Earnings before income taxes	3,994,299	7,985,886	6,892,069	12,056,966
Income tax expense	(1,508,435)	(2,968,880)	(2,546,205)	(4,502,019)

Net earnings	$2,485,864	$5,017,006	$4,345,864	$7,554,947

Net earnings per Class A Equivalent common share (1)	$0.16	$0.34	$0.29	$0.51

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.16	$0.33	$0.28	$0.50

Weighted-average Class A equivalent common share outstanding (1)	15,161,689	14,747,976	15,110,119	14,702,187

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	15,492,277	15,111,324	15,454,507	15,114,535

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net earnings	$2,485,864	$5,017,006	$4,345,864	$7,554,947
Other comprehensive income:
Unrealized gains on derivative instruments	1,021	2,804	2,616	5,541
Unrealized gains (losses) on available for sale securities	(67,708)	38,582	(37,838)	471,589
Other comprehensive income (loss) before income tax	(66,687)	41,386	(35,222)	477,130
Income tax (expense) benefit	22,786	(28,779)	12,613	(164,956)
Other comprehensive income (loss) net of income tax	(43,901)	12,607	(22,609)	312,174
Comprehensive income	$2,441,963	$5,029,613	$4,323,255	$7,867,121

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2015	$26,218,200	$3,419,280	$30,232,582	$(499,358)	$60,525,404	$(2,179,429)	$117,716,679

Net earnings	-	-	-	-	7,554,947	-	7,554,947
Other comprehensive income	-	-	-	312,174	-	-	312,174
Grant of stock options	-	-	168,478	-	-	-	168,478
Exercise of stock options	56,920	-	4,367	-	-	-	61,287
Sale of treasury stock	-	-	274,184	-	-	374,472	648,656
Stock dividends	274	12,768	30,779	-	(43,821)	-	-
Conversion Class C to Class A	8	(8)
Balance at June 30, 2016	$26,275,402	$3,432,040	$30,710,390	$(187,184)	$68,036,530	$(1,804,957)	$126,462,221

Balance at December 31, 2016	$27,638,012	$3,804,458	$34,813,246	$264,822	$67,409,204	$(1,370,611)	$132,559,131

Net earnings	-	-	-	-	4,345,864	-	4,345,864
Other comprehensive loss	-	-	-	(22,609)	-	-	(22,609)
Grant of stock options	-	-	203,312	-	-	-	203,312
Exercise of stock options	2	206,804	(206,806)	-	-	-	-
Sale of treasury stock	-	-	373,385	-	-	351,157	724,542
Purchase of treasury stock	-	-	-	-	-	(185,470)	(185,470)
Stock dividends	930	4	2,350	-	(3,284)	-	-
Conversion Class C to Class A	1,214	(1,214)	-	-	-	-	-
Balance at June 30, 2017	$27,640,158	$4,010,052	$35,185,487	$242,213	$71,751,784	$(1,204,924)	$137,624,770

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2017	2016
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$20,042,049	$(11,694,122)

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(14,739,655)	(6,011,449)
Calls and maturities - fixed maturity securities	5,780,429	7,461,029
Securities available for sale:
Purchase - equity securities	(4,662,660)	(3,092,638)
Sales - equity securities	8,728,231	2,858,859
Purchases of short-term investments	(10,545,721)	(7,982,751)
Sales of short-term investments	14,657,281	4,122,893
Net changes in restricted assets	234,989	(379,488)
Net changes in perpetual care trusts	(138,214)	636,032
Mortgage loans, policy loans, and other investments made	(225,709,097)	(223,703,013)
Payments received for mortgage loans, policy loans and other investments	243,249,202	213,224,702
Purchase of property and equipment	(396,225)	(796,922)
Sale of property and equipment	9,973	33,994
Purchase of real estate	(9,792,553)	(11,122,083)
Sale of real estate	6,955,785	3,559,261
Net cash provided by (used in) investing activities	13,631,765	(21,191,574)

Cash flows from financing activities:
Investment contract receipts	6,619,919	5,089,479
Investment contract withdrawals	(8,281,872)	(6,138,482)
Proceeds from stock options exercised	-	61,287
Purchase of treasury stock	(185,470)	-
Repayment of bank loans	(1,450,283)	(777,883)
Proceeds from borrowing on bank loans	13,785,915	2,472,468
Net change in warehouse line borrowings	(891,035)	28,925,507
Net cash provided by financing activities	9,597,174	29,632,376

Net change in cash and cash equivalents	43,270,988	(3,253,320)

Cash and cash equivalents at beginning of period	38,987,430	40,053,242

Cash and cash equivalents at end of period	$82,258,418	$36,799,922

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$2,617,241	$2,315,042
Income taxes (net of refunds)	(804,859)	981,981

Non Cash Operating, Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$5,032,147	$7,386,432
Accrued real estate construction costs and retainage	3,013,225	-
Mortgage loans foreclosed into real estate	1,345,213	573,658
Benefit plans funded with treasury stock	724,542	648,656

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K/A (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The presentation of certain amounts in the prior year have been reclassified to conform to the 2017 presentation. See additional discussion regarding correction of errors in Notes 21 and 22 included in the Company's Form 10-K/A for the year ended December 31, 2016.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment; those used in determining the liability for future policy benefits and unearned revenue; those used in determining the estimated future costs for pre-need sales; those used in determining the value of mortgage servicing rights; those used in determining allowances for loan losses for mortgage loans on real estate; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

2)   Recent Accounting Pronouncements

ASU No. 2016-13: "Financial Instruments – Credit Losses (Topic 326)" – Issued in June 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current generally accepted accounting principles ("GAAP") and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is in the process of evaluating the potential impact of this standard, which is not expected to be material to the Company's results of operations but will have an effect on the balance sheet presentation.

ASU No. 2016-02: "Leases (Topic 842)" - Issued in February 2016, ASU 2016-02 supersedes the requirements in ASC Topic 840, "Leases", and was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the potential impact of this standard, which is not expected to be material to the Company's results of operations but will have an effect on the balance sheet presentation for leased assets and obligations.

ASU No. 2016-01: "Financial Instruments – Overall (Topic 825-10)" – Issued in January 2016, ASU 2016-01 changes the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders' equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The Company holds equity securities classified as available for sale securities that are currently measured at fair value with changes in fair value recognized through other comprehensive income. Upon adoption of ASU 2016-01 the Company will be required to recognize changes in the fair value of these equity securities through earnings, thus increasing the volatility of the Company's earnings. However, adoption of this standard will not significantly affect the Company's comprehensive income or stockholders' equity. See Note 3 for details regarding the Company's equity securities currently classified as available for sale. This new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017, with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the adoption will result in a reclassification of the related accumulated net unrealized gains (losses) currently included in accumulated other comprehensive income to retained earnings. The Company will adopt this standard beginning January 1, 2018.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

2)   Recent Accounting Pronouncements (Continued)

ASU No. 2014-09: "Revenue from Contracts with Customers (Topic 606)" - Issued in May 2014, ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition". ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries. ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Insurance contracts are excluded from the scope of this new guidance.

Upon adoption, ASU 2014-09 provides for transition through either a full retrospective approach requiring the restatement of all presented prior periods or a modified retrospective approach, which allows the new recognition standard to be applied to only those contracts that are not completed at the date of transition. If the modified retrospective approach is adopted, a cumulative effect adjustment to retained earnings is performed with additional disclosures required including the amount by which each line item is affected by the transition as compared to the guidance in effect before adoption and an explanation of the reasons for significant changes in these amounts. The Company intends to adopt ASU 2014-09 using the modified retrospective method. The Company does not expect to record a cumulative effect adjustment to its beginning retained earnings as a result of adoption of ASU 2014-09.

The Company's revenues from contracts with customers that are subject to ASU 2014-09 include mortgage servicing fees and revenues on mortuary and cemetery contracts. The recognition and measurement of these items is not expected to change as a result of the Company's adoption of ASU 2014-09 and thus the Company does not expect that the adoption of ASU 2014-09 will significantly impact the Company's results of operations or financial position but is still in the process of evaluating the final impact. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company will adopt this standard beginning January 1, 2018.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company's results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)   Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of June 30, 2017 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$14,420,200	$248,373	$(59,763)	$14,608,810
Obligations of states and political subdivisions	5,973,209	130,535	(89,335)	6,014,409
Corporate securities including public utilities	161,579,151	13,657,535	(2,170,322)	173,066,364
Mortgage-backed securities	10,612,465	238,013	(159,091)	10,691,387
Redeemable preferred stock	623,635	39,838	-	663,473
Total fixed maturity securities held to maturity	$193,208,660	$14,314,294	$(2,478,511)	$205,044,443

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,969,968	$388,504	$(859,372)	$6,499,100

Total equity securities available for sale at estimated fair value	$6,969,968	$388,504	$(859,372)	$6,499,100

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$63,031,000
Residential construction	34,512,524
Commercial	39,763,788
Less: Unamortized deferred loan fees, net	(387,020)
Less: Allowance for loan losses	(1,921,028)
Total mortgage loans on real estate and construction loans held for investment	$134,999,264

Real estate held for investment - net of depreciation	$151,355,029

Policy loans and other investments are shown at amortized cost:
Policy loans	$6,685,452
Insurance assignments	32,450,071
Other investments	2,925,000
Less: Allowance for doubtful accounts	(1,072,529)

Total policy loans and other investments	$40,987,994

Short-term investments at amortized cost	$23,448,480

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)   Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at June 30, 2017 and December 31, 2016. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2017
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$59,763	$12,614,366	$-	$-	$59,763	$12,614,366
Obligations of states and political subdivisions	89,335	2,964,864	-	-	89,335	2,964,864
Corporate securities	696,803	19,580,014	1,473,519	11,365,599	2,170,322	30,945,613
Mortgage-backed securities	99,586	2,845,871	59,505	1,097,380	159,091	3,943,251
Total unrealized losses	$945,487	$38,005,115	$1,533,024	$12,462,979	$2,478,511	$50,468,094

At December 31, 2016
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$66,111	$1,342,088	$-	$-	$66,111	$1,342,088
Obligations of states and political subdivisions	133,249	3,686,856	-	-	133,249	3,686,856
Corporate securities	1,728,312	41,796,016	1,998,701	12,969,135	3,727,013	54,765,151
Mortgage-backed securities	176,715	4,176,089	104,156	940,278	280,871	5,116,367
Total unrealized losses	$2,104,387	$51,001,049	$2,102,857	$13,909,413	$4,207,244	$64,910,462

There were 151 securities with an average fair value of 95.3% of amortized cost at June 30, 2017. There were 250 securities with an average fair value of 93.9% of amortized cost at December 31, 2016. During the three months ended June 30, 2017 and 2016 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $266,227 and $30,000, respectively, and for the six months ended June 30, 2017 and 2016 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $318,366 and $60,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)   Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2017	$2,711,324	$2,725,318
Due in 2018 through 2021	50,865,992	52,437,835
Due in 2022 through 2026	43,504,148	45,811,635
Due after 2026	84,891,096	92,714,795
Mortgage-backed securities	10,612,465	10,691,387
Redeemable preferred stock	623,635	663,473
Total held to maturity	$193,208,660	$205,044,443

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at June 30, 2017 and December 31, 2016. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At June 30, 2017
Industrial, miscellaneous and all other	$175,601	137	$683,771	84	$859,372
Total unrealized losses	$175,601	137	$683,771	84	$859,372
Fair Value	$1,275,336		$1,298,109		$2,573,445

At December 31, 2016
Industrial, miscellaneous and all other	$215,563	124	$643,529	104	$859,092
Total unrealized losses	$215,563	124	$643,529	104	$859,092
Fair Value	$2,063,144		$1,685,874		$3,749,018

The average fair value of the equity securities available for sale was 75.0% and 81.4% of the original investment as of June 30, 2017 and December 31, 2016, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the three months ended June 30, 2017 and 2016, an other than temporary decline in the fair value resulted in the recognition of no impairment loss on equity securities and for the six months ended June 30, 2017 and 2016, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $-0- and $43,630, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)   Investments (Continued)

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

The Company's net realized gains and losses and other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Fixed maturity securities held to maturity:
Gross realized gains	$50,987	$194,456	$53,422	$194,456
Gross realized losses	(35,066)	-	(35,066)	(2,878)
Other than temporary impairments	(266,227)	(30,000)	(318,366)	(60,000)

Equity securities available for sale:
Gross realized gains	45,474	76,085	106,452	139,580
Gross realized losses	(53,881)	(8,724)	(58,437)	(32,602)
Other than temporary impairments		-	-	(43,630)

Other assets:
Gross realized gains	1,325,424	583,688	1,781,698	866,283
Gross realized losses	(445,536)	(724,962)	(815,337)	(946,374)
Total	$621,175	$90,543	$714,366	$114,835

The carrying amount of held to maturity securities sold was $255,509 and $1,789,159 for the six months ended June 30, 2017 and 2016, respectively.  The net realized gain related to these sales was $39,374 and $156,171 for the six months ended June 30, 2017 and 2016, respectively. Although the intent is to buy and hold a bond to maturity the Company will sell a bond prior to maturity if conditions have changed within the entity that issued the bond to increase the risk of default to an unacceptable level.
There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale equity securities) at June 30, 2017, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)   Investments (Continued)

Major categories of net investment income are as follows:
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Fixed maturity securities	$2,433,404	$2,011,637	$4,792,364	$4,062,206
Equity securities	68,868	59,252	133,403	130,293
Mortgage loans on real estate	2,128,345	2,295,531	4,340,521	4,306,506
Real estate	2,834,022	2,587,789	5,722,084	5,426,272
Policy loans	233,021	171,035	426,755	353,241
Insurance assignments	3,100,721	2,946,375	6,382,333	5,963,484
Other investments	12,448	13,962	19,990	13,962
Short-term investments, principally interest on sale of mortgage loans and other	1,988,945	2,001,301	3,804,548	3,879,983
Gross investment income	12,799,774	12,086,882	25,621,998	24,135,947
Investment expenses	(3,052,299)	(2,951,062)	(6,311,241)	(6,007,936)
Net investment income	$9,747,475	$9,135,820	$19,310,757	$18,128,011
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $124,983 and $74,365 for the three months ended June 30, 2017 and 2016, respectively, and $240,485 and $162,341 for the six months ended June 30, 2017 and 2016, respectively.
Net investment income on real estate consists primarily of rental revenue.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit for regulatory authorities as required by law amounted to $9,267,402 at June 30, 2017 and $9,269,121 at December 31, 2016. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
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
June 30, 2017 (Unaudited)

3)   Investments (Continued)

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
The Company currently owns and operates 12 commercial properties in 7 states. These properties include industrial warehouses, office buildings, retail centers, undeveloped land and includes the redevelopment and expansion of its corporate campus in Salt Lake City, Utah. The assets are primarily held without debt; however, the Company does use debt in strategic cases to leverage established yields or to acquire higher quality or different class of asset.
The following is a summary of the Company's investment in commercial real estate for the periods presented:
	Net Ending Balance				Total Square Footage
	June 30		December 31		June 30	December 31
	2017		2016		2017	2016
Arizona	$4,000	(1)	$450,538	(1)	-	16,270
Arkansas	98,269		100,369		3,200	3,200
Kansas	12,101,659		12,450,297		222,679	222,679
Louisiana	505,948		518,700		7,063	7,063
Mississippi	3,771,725		3,818,985		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	3,744,730		3,734,974		23,470	23,470
Utah	59,851,183	(2)	47,893,073	(2)	433,244	433,244

	$80,084,514		$68,973,936		723,477	739,747

(1) Includes undeveloped land

(2) Includes 53rd Center completed in July 2017

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
As of June 30, 2017, SNRE manages 112 residential properties in 9 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village, in Sandy Utah.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)  Investments (Continued)

The following is a summary of the Company's investment in residential real estate for the periods presented:

	Net Ending Balance
	June 30	December 31
	2017	2016
Arizona	$534,381	$742,259
California	5,621,924	5,848,389
Colorado	-	364,489
Florida	7,462,137	8,327,355
Hawaii	712,286	-
Ohio	46,658	46,658
Oklahoma	17,500	-
Texas	513,962	1,091,188
Utah	56,075,486	59,485,466
Washington	286,181	286,181
	$71,270,515	$76,191,985

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 80,000 square feet, or approximately 10% of the overall commercial real estate holdings.

As of June 30, 2017, real estate owned and occupied by the company is summarized as follows:

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

(1) This asset is included in property and equipment on the Condensed Consolidated Balance Sheet

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)  Investments (Continued)

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2017, the Company had 42%, 15%, 11%, 8%, 6%, 4% and 3% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, Arizona, Tennessee, and Nevada respectively. The mortgage loans on real estate balances on the Condensed Consolidated Balance Sheet are reflected net of an allowance for loan losses of $1,921,028 and $1,748,783 at June 30, 2017 and December 31, 2016, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2017
Allowance for credit losses:
Beginning balance - January 1, 2017	$187,129	$1,461,540	$100,114	$1,748,783
Charge-offs	-	(49,775)	(64,894)	(114,669)
Provision	-	286,914	-	286,914
Ending balance - June 30, 2017	$187,129	$1,698,679	$35,220	$1,921,028

Ending balance: individually evaluated for impairment	$-	$397,938	$-	$397,938

Ending balance: collectively evaluated for impairment	$187,129	$1,300,741	$35,220	$1,523,090

Mortgage loans:
Ending balance	$39,763,788	$63,031,000	$34,512,524	$137,307,312

Ending balance: individually evaluated for impairment	$1,216,035	$5,092,895	$375,233	$6,684,163

Ending balance: collectively evaluated for impairment	$38,547,753	$57,938,105	$34,137,291	$130,623,149

December 31, 2016
Allowance for credit losses:
Beginning balance - January 1, 2016	$187,129	$1,560,877	$100,114	$1,848,120
Charge-offs	-	(420,135)	-	(420,135)
Provision	-	320,798	-	320,798
Ending balance - December 31, 2016	$187,129	$1,461,540	$100,114	$1,748,783

Ending balance: individually evaluated for impairment	$-	$374,501	$-	$374,501

Ending balance: collectively evaluated for impairment	$187,129	$1,087,039	$100,114	$1,374,282

Mortgage loans:
Ending balance	$51,536,622	$58,593,622	$40,800,117	$150,930,361

Ending balance: individually evaluated for impairment	$202,992	$2,916,538	$64,895	$3,184,425

Ending balance: collectively evaluated for impairment	$51,333,630	$55,677,084	$40,735,222	$147,745,936

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)   Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
June 30, 2017
Commercial	$522,607	$-	$1,012,500	$203,535	$1,738,642	$38,025,146	$39,763,788	$(187,129)	$(184,983)	$39,391,676
Residential	23,047	2,648,068	2,599,697	2,493,198	7,764,010	55,266,990	63,031,000	(1,698,679)	(25,640)	61,306,681
Residential Construction	-	-	375,233	-	375,233	34,137,291	34,512,524	(35,220)	(176,397)	34,300,907

Total	$545,654	$2,648,068	$3,987,430	$2,696,733	$9,877,885	$127,429,427	$137,307,312	$(1,921,028)	$(387,020)	$134,999,264

December 31, 2016
Commercial	$-	$-	$-	$202,992	$202,992	$51,333,630	$51,536,622	$(187,129)	$-	$51,349,493
Residential	964,960	996,779	1,290,355	1,626,183	4,878,277	53,715,345	58,593,622	(1,461,540)	-	57,132,082
Residential Construction	-	-	64,895	-	64,895	40,735,222	40,800,117	(100,114)	-	40,700,003

Total	$964,960	$996,779	$1,355,250	$1,829,175	$5,146,164	$145,784,197	$150,930,361	$(1,748,783)	$-	$149,181,578

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2017
With no related allowance recorded:
Commercial	$1,216,035	$1,216,035	$-	$709,514	$-
Residential	-	-	-	-	-
Residential construction	375,233	375,233	-	220,064	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	5,092,895	5,092,895	397,938	4,004,717	-
Residential construction	-	-	-	-	-

Total:
Commercial	$1,216,035	$1,216,035	$-	$709,514	$-
Residential	5,092,895	5,092,895	397,938	4,004,717	-
Residential construction	375,233	375,233	-	220,064	-

December 31, 2016
With no related allowance recorded:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	-	-	-	-	-
Residential construction	64,895	64,895	-	79,082	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,916,538	2,916,538	374,501	3,001,850	-
Residential construction	-	-	-	-	-

Total:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	2,916,538	2,916,538	374,501	3,001,850	-
Residential construction	64,895	64,895	-	79,082	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)   Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company's mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The Company's performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Performing	$38,547,753	$51,333,630	$57,938,105	$55,677,084	$34,137,291	$40,735,222	$130,623,149	$147,745,936
Nonperforming	1,216,035	202,992	5,092,895	2,916,538	375,233	64,895	6,684,163	3,184,425

Total	$39,763,788	$51,536,622	$63,031,000	$58,593,622	$34,512,524	$40,800,117	$137,307,312	$150,930,361

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals approximately $106,000 and $172,000 as of June 30, 2017 and December 31, 2016, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of June 30 2017	As of December 31 2016
Commercial	$1,216,035	$202,992
Residential	5,092,895	2,916,538
Residential construction	375,233	64,895
Total	$6,684,163	$3,184,425

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

3)  Investments (Continued)

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30 2017	As of December 31 2016
Balance, beginning of period	$627,733	$2,805,900
Provision on current loan originations (1)	953,453	2,988,754
Additional provision for loan loss reserve	-	1,700,000
Charge-offs, net of recaptured amounts	(446,067)	(6,866,921)
Balance, end of period	$1,135,119	$627,733

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

4)   Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $101,316 and $84,026 has been recognized for these plans for the three months ended June 30, 2017 and 2016, respectively, and $203,312 and $168,478 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the total unrecognized compensation expense related to the options issued was $172,148, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock incentive plans as of June 30, 2017, and the changes during the six months ended June 30, 2017, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	741,973	$4.33	556,298	$4.61
Granted	-		-
Exercised	-		(103,402)	1.31
Cancelled	-		(24,227)	1.31
Outstanding at June 30, 2017	741,973	$4.33	428,669	$5.59

As of June 30, 2017:
Options exercisable	671,816	$4.08	386,669	$5.40

As of June 30, 2017:
Available options for future grant	525,682		227,750

Weighted average contractual term of options outstanding at June 30, 2017	6.87 years		2.88 years

Weighted average contractual term of options exercisable at June 30, 2017	6.61 years		2.71 years

Aggregated intrinsic value of options outstanding at June 30, 2017 (1)	$1,564,592		$449,896

Aggregated intrinsic value of options exercisable at June 30, 2017 (1)	$1,564,592		$449,896

(1) The Company used a stock price of $6.37 as of June 30, 2017 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months ended June 30, 2017 and 2016 was $578,017 and $91,989, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

5)   Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Numerator:
Net earnings	$2,485,864	$5,017,006	$4,345,864	$7,554,947
Denominator:
Basic weighted-average shares outstanding	15,161,689	14,747,976	15,110,119	14,702,187
Effect of dilutive securities:
Employee stock options	330,588	363,348	344,388	412,348

Diluted weighted-average shares outstanding	15,492,277	15,111,324	15,454,507	15,114,535

Basic net earnings per share	$0.16	$0.34	$0.29	$0.51

Diluted net earnings per share	$0.16	$0.33	$0.28	$0.50

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the six months ended June 30, 2017 and 2016, there were 330,225 and 250,039 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

6)  Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
June 30, 2017
Revenues from external customers	$25,723,657	$3,314,003	$44,133,898	$-	$73,171,558
Intersegment revenues	2,977,427	113,104	86,414	(3,176,945)	-
Segment profit before income taxes	2,818,600	335,877	839,822	-	3,994,299

For the Three Months Ended
June 30, 2016
Revenues from external customers	$23,569,437	$3,813,701	$52,704,089	$-	$80,087,227
Intersegment revenues	3,358,988	221,862	80,860	(3,661,710)	-
Segment profit before income taxes	2,542,035	759,607	4,684,244	-	7,985,886

For the Six Months Ended
June 30, 2017
Revenues from external customers	$51,882,358	$6,918,900	$85,199,597	$-	$144,000,855
Intersegment revenues	5,966,078	222,455	182,184	(6,370,717)	-
Segment profit before income taxes	4,302,080	1,094,788	1,495,201	-	6,892,069

Identifiable Assets	839,619,710	95,058,739	170,463,229	(131,393,058)	973,748,620
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	842,385,280	95,058,739	170,463,229	(131,393,058)	976,514,190

For the Six Months Ended
June 30, 2016
Revenues from external customers	$45,644,571	$7,144,467	$96,754,537	$-	$149,543,575
Intersegment revenues	6,462,434	508,787	160,339	(7,131,560)	-
Segment profit before income taxes	3,645,762	1,228,662	7,182,542	-	12,056,966

Identifiable Assets	727,655,688	95,831,664	194,523,880	(131,845,488)	886,165,744
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	730,421,258	95,831,664	194,523,880	(131,845,488)	888,931,314

7)   Fair Value of Financial Instruments

Generally accepted accounting principles (GAAP) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

7)   Fair Value of Financial Instruments (Continued)

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to other significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Securities Available for Sale and Held to Maturity: The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Restricted Assets: A portion of these assets include mutual funds and equity securities that have quoted market prices. Also included are cash and cash equivalents and participations in mortgage loans. The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values.

Cemetery Endowment Care Trust Investments:  A portion of these assets include equity securities that have quoted market prices. Also included are cash and cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values.

Call and Put Options: The Company uses quoted market prices to value its call and put options.

The items shown under Level 3 are valued as follows:

Loan Commitments and Forward Sale Commitments: The Company's mortgage segment enters into loan commitments with potential borrowers and forward sale commitments to sell loans to third-party investors. The Company also uses a hedging strategy for these transactions. A loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after issuance of the loan commitment. Loan commitments are defined to be derivatives under GAAP and are recognized at fair value on the consolidated balance sheets with changes in their fair values recorded in current earnings.

The Company estimates the fair value of a loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the loan commitment is issued. Following issuance, the value of a mortgage loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company's recent historical data are used to estimate the quantity and value of mortgage loans that will fund within the terms of the commitments.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

7)   Fair Value of Financial Instruments (Continued)

Mortgage Loans on Real Estate: The Company believes that the fair value of impaired loans will approximate the unpaid principal balance. When determining the fair value of mortgage loans on real estate, the Company uses Marshall and Swift, a provider of building cost information to the real estate construction industry. For the investment analysis, the Company used market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company also considers area comparables and property condition when determining fair value.

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

It should be noted that for replacement cost, when determining the fair value of mortgage properties, the Company uses Marshall and Swift, a provider of building cost information to the real estate construction industry. For the investment analysis, the Company used market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company also considers area comparables and property condition when determining fair value.

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
June 30, 2017 (Unaudited)

7)   Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2017.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,499,100	$6,499,100	$-	$-
Total securities available for sale	$6,499,100	$6,499,100	$-	$-

Restricted assets of cemeteries and mortuaries	$761,409	$761,409	$-	$-
Cemetery perpetual care trust investments	670,407	670,407	-	-
Derivatives - loan commitments	7,986,876	-	-	7,986,876
Total assets accounted for at fair value on a recurring basis	$15,917,792	$7,930,916	$-	$7,986,876

Liabilities accounted for at fair value on a recurring basis
Derivatives - bank loan interest rate swaps	$(692)	$-	$-	$(692)
- call options	(24,670)	(24,670)	-	-
- put options	(44,573)	(44,573)	-	-
- loan commitments	(21,830)	-	-	(21,830)
Total liabilities accounted for at fair value on a recurring basis	$(91,765)	$(69,243)	$-	$(22,522)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2016	$6,809,332	$(3,308)

Total gains (losses):

Included in earnings	1,155,714	-

Included in other comprehensive income	-	2,616

Balance - June 30, 2017	$7,965,046	$(692)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

7)   Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at June 30, 2017.

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans on real estate	$6,684,163	$-	$-	$6,684,163
Mortgage servicing rights additions	2,867,263	-	-	2,867,263
Impaired fixed maturity securities, held to maturity	204,880	-	204,880	-
Total assets accounted for at fair value on a nonrecurring basis	$9,756,306	$-	$204,880	$9,551,426

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$10,573,356	$10,573,356	$-	$-
Total securities available for sale	$10,573,356	$10,573,356	$-	$-

Restricted assets of cemeteries and mortuaries	$736,603	$736,603	$-	$-
Cemetery perpetual care trust investments	698,202	698,202	-	-
Derivatives - loan commitments	6,911,544	-	-	6,911,544
Total assets accounted for at fair value on a recurring basis	$18,919,705	$12,008,161	$-	$6,911,544
Liabilities accounted for at fair value on a recurring basis
Derivatives - bank loan interest rate swaps	$(3,308)	-	-	$(3,308)
- call options	(109,474)	(109,474)	-	-
- put options	(26,494)	(26,494)	-	-
- loan commitments	(102,212)	-	-	(102,212)
Total liabilities accounted for at fair value on a recurring basis	$(241,488)	$(135,968)	$-	$(105,520)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2015	$7,671,495	$(13,947)
Purchases	-	-
Total gains (losses):
Included in earnings	(862,163)	-
Included in other
comprehensive income	-	10,639
Balance - December 31, 2016	$6,809,332	$(3,308)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans on real estate	$2,809,925	$-	$-	$2,809,925
Mortgage servicing rights additions	8,603,154	-	-	8,603,154
Real estate held for investment	2,347,820	-	-	2,347,820

Total assets accounted for at fair value on a nonrecurring basis	$13,760,899	$-	$-	$13,760,899

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2017 and December 31, 2016. The estimated fair value amounts for June 30, 2017 and December 31, 2016 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Condensed Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$193,208,660	$-	$205,044,443	$-	$205,044,443
Mortgage loans:
Residential	61,306,680	-	-	65,473,057	65,473,057
Residential construction	34,300,908	-	-	34,300,908	34,300,908
Commercial	39,391,676	-	-	40,945,013	40,945,013
Mortgage loans, net	$134,999,264	$-	$-	$140,718,978	$140,718,978
Loans held for sale	173,367,938	-	-	177,060,605	177,060,605
Policy loans	6,685,452	-	-	6,685,452	6,685,452
Insurance assignments, net	31,377,542	-	-	31,377,542	31,377,542
Short-term investments	23,448,480	-	23,448,480	-	23,448,480
Mortgage servicing rights	20,096,965	-	-	26,448,288	26,448,288

Liabilities
Bank and other loans payable	$(163,581,969)	$-	$-	$(163,581,969)	$(163,581,969)
Policyholder account balances	(48,540,633)	-	-	(37,834,097)	(37,834,097)
Future policy benefits - annuities	(99,076,489)	-	-	(99,975,768)	(99,975,768)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$184,979,644	$-	$191,850,749	$-	$191,850,749
Mortgage loans:
Residential	57,132,082	-	-	61,357,393	61,357,393
Residential construction	40,700,003	-	-	40,700,003	40,700,003
Commercial	51,349,493	-	-	53,299,800	53,299,800
Mortgage loans, net	$149,181,578	$-	$-	$155,357,196	$155,357,196
Loans held for sale	189,578,243	-	-	192,289,854	192,289,854
Policy loans	6,694,148	-	-	6,694,148	6,694,148
Insurance assignments, net	32,477,246	-	-	32,477,246	32,477,246
Short-term investments	27,560,040	-	27,560,040	-	27,560,040
Mortgage servicing rights	18,872,362	-	-	25,496,832	25,496,832

Liabilities
Bank and other loans payable	$(152,137,371)	$-	$-	$(152,137,371)	$(152,137,371)
Policyholder account balances	(49,421,125)	-	-	(38,530,031)	(38,530,031)
Future policy benefits - annuities	(99,388,662)	-	-	(100,253,261)	(100,253,261)

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

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013 thru 2017 is determined from pricing of similar loans that were sold in 2016.

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
June 30, 2017 (Unaudited)

7)  Fair Value of Financial Instruments (Continued)

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

Bank and Other Loans Payable: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values due to their relatively short-term maturities and variable rates.

Policyholder Account Balances and Future Policy Benefits-Annuities:  Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 1.5% to 6.5%. The fair values for the Company's liabilities under investment-type insurance contracts (disclosed as policyholder account balances and future policy benefits – annuities) are estimated based on the present value of liability cash flows.

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
June 30, 2017 (Unaudited)

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

Call and Put Options

The Company uses a strategy of selling "out of the money" call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company uses the strategy of selling put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for options is adjusted to fair value at each reporting date. In the event a call option is exercised, the Company recognizes a gain on the sale of the equity security enhanced by the value of the option that was sold. If the option expires unexercised, the Company recognizes a gain from the sale of the option. In the event a put option is exercised, the Company acquires an equity security at the strike price of the option reduced by the value received from the sale of the put option. The equity security is then traded as a normal equity security in the Company's portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

9)   Derivative Instruments (Continued)

The following table shows the fair value of derivatives as of June 30, 2017 and December 31, 2016.

	Fair Values and Notional Values of Derivative Instruments
		June 30, 2017			December 31, 2016
Balance Sheet Location		Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and other liabilities	$216,706,500	$7,986,876	$21,830	$191,757,193	$6,911,544	$102,212
Call options	Other liabilities	1,076,550	--	24,670	2,169,850	--	109,474
Put options	Other liabilities	2,392,950	--	44,573	1,336,750	--	26,494
Derivatives designated as hedging instruments:
Interest rate swaps	Bank and other loans payable	87,881	--	692	175,762	--	3,308
Total		$220,263,881	$7,986,876	$91,765	$195,439,555	$6,911,544	$241,488

The following table shows the gains and losses on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended June 30		Six Months Ended June 30
Derivative	Classification	2017	2016	2017	2016
Interest Rate Swaps	Other comprehensive income	$1,021	$2,804	$2,616	$5,541
Tax Effect		398	1,094	1,020	2,161
Total		$623	$1,710	$1,596	$3,380

Loan commitments	Mortgage fee income	$(1,011,879)	$1,004,254	$1,155,714	$2,965,388

Call and put options	Realized gains on investments and other assets	$54,266	$82,667	$188,828	$137,272

10)   Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2017 and December 31, 2016, the balances were $1,135,000 and $628,000, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

9)   Derivative Instruments (Continued)

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, reference is to Part II, Item 1. Legal Proceedings.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of June 30, 2017, the Company's commitments were approximately $52,551,000 for these loans of which $34,513,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

10)   Reinsurance, Commitments and Contingencies (Continued)

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At June 30, 2017, $653,627 of reserves was established related to such insurance programs versus $416,576 at December 31, 2016.

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

11)   Mortgage Servicing Rights

The Company reports these MSRs pursuant to the accounting policy discussed in Note 7.

The following is a summary of the MSR activity for the periods presented.

	As of June 30 2017	As of December 31 2016
Amortized cost:
Balance before valuation allowance at beginning of year	$18,872,362	$12,679,755
MSRs proceeds from loan sales	2,867,263	8,603,154
Amortization	(1,642,660)	(2,410,547)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$20,096,965	$18,872,362

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$20,096,965	$18,872,362

Estimated fair value of MSRs at end of period	$26,448,288	$25,496,832

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

11)   Mortgage Servicing Rights (Continued)

The following table summarizes the Company's estimate of future amortization of its existing MSRs carried at amortized cost.

Estimated MSR Amortization
2017	$1,053,392
2018	3,173,929
2019	3,173,929
2020	3,173,929
2021	3,173,929
Thereafter	6,347,857
Total	$20,096,965

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the Condensed Consolidated Statement of Earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Contractual servicing fees	$1,785,361	$1,326,781	$3,510,594	$2,528,355
Late fees	67,585	44,339	137,527	88,947
Total	$1,852,946	$1,371,120	$3,648,121	$2,617,302

The following is a summary of the unpaid principal balances (UPB) of the servicing portfolio for the periods presented:

	As of June 30 2017	As of December 31 2016
Servicing UPB	$2,744,354,316	$2,720,441,340

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life(Years)	Discount Rate
June 30, 2017	3.79%	6.28	10.01
December 31, 2016	3.77%	6.52	10.01

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

12) Acquisitions

Acquisition of First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary Security National Life, completed the stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company ("First Guaranty"), to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the stock purchase agreement, dated February 17, 2016, between Security National Life and Reppond Holding, which was later amended on March 4 and 17, 2016, Security National Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders.

The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Fixed maturity securities, held to maturity	$43,878,084
Equity securities, available for sale	646,335
Mortgage loans on real estate	4,528,582
Real estate held for investment	528,947
Policy loans	145,953
Accrued investment income	585,985
Cash and cash equivalents	7,782,883
Receivables	73,347
Property and equipment	21,083
Deferred tax asset	1,190,862
Receivable from reinsurers	34,948
Other	57,768
Total assets acquired	59,474,777
Future life, annuity, and other benefits	(52,648,838)
Accounts payable	(6,953)
Other liabilities and accrued expenses	(65,986)
Total liabilities assumed	(52,721,777)
Fair value of net assets acquired/consideration paid	$6,753,000

The estimated fair value of the fixed maturity securities and the equity securities is based on unadjusted quoted prices for identical assets in an active market.  These types of financial assets are considered Level 1 under the fair value hierarchy. The estimated fair value of future life, annuity, and other benefits is based on assumptions of the future value of the business acquired. Based on the unobservable nature of certain of these assumptions, the valuation for these financial liabilities is considered to be Level 3 under the fair value hierarchy. The Company determined that the estimated fair value of the remaining assets and liabilities acquired approximated their book values. The fair value of assets acquired and liabilities assumed were subject to adjustment during the first twelve months after the acquisition date if additional information became available to indicate a more accurate or appropriate value for an asset or liability. No adjustment is expected.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017 (Unaudited)

12)   Acquisitions (Continued)

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of First Guaranty had occurred at the beginning of the three and six-month periods ended June 30, 2016. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
	(unaudited)	(unaudited)

Total revenues	$81,065,790	$151,680,444
Net earnings	$4,987,815	$7,289,973
Net earnings per Class A equivalent common share	$0.34	$0.50
Net earnings per Class A equivalent common share assuming dilution	$0.33	$0.48

The pro forma results for the three and six-month periods ended June 30, 2017 are not included in the table above because the operating results for the First Guaranty acquisition were included in the Company's condensed consolidated statements of earnings for these periods.

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

The following table shows the condensed financial results of the insurance operations for three and six months ended June 30, 2017 and 2016.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$17,498	$15,899	10%	$34,855	$30,351	15%
Net investment income	7,665	6,892	11%	15,251	13,855	10%
Income from loan originations	282	613	(54%)	1,470	1,085	35%
Other	278	166	67%	306	354	(14%)
Total	$25,723	$23,570	9%	$51,882	$45,645	14%
Intersegment revenue	$2,977	$3,359	(11%)	$5,966	$6,462	(8%)
Earnings before income taxes	$2,819	$2,542	11%	$4,302	$3,646	18%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company ("SecurityNational Mortgage"). Profitability in the three and six months ended June 30, 2017 has increased due to increases in insurance premiums, mortgage fee income and net investment income.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its eight mortuaries in Utah. The Company also sells cemetery products and services through its five cemeteries in Utah and one cemetery in San Diego County, California. At-need product sales and services are recognized as revenue when the services are performed or when the products are delivered. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed. Recognition of revenue for cemetery land sales occurs when 10% of the purchase price is received.

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and six months ended June 30, 2017 and 2016. See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,182	$1,286	(8%)	$2,588	$2,654	(2%)
Cemetery revenues	2,213	2,349	(6%)	4,344	4,320	1%
Other	(81)	178	(146%)	(13)	170	(108%)
Total	$3,314	$3,813	(13%)	$6,919	$7,144	(3%)
Earnings before income taxes	$336	$760	(56%)	$1,095	$1,229	(11%)

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes and maintenance expenses. Memorial Estates has recorded depreciation on these properties of $163,000 and $180,000 for the three months ended June 30, 2017 and 2016, respectively, and $333,000 and $367,000 for the six months ended June 30, 2017 and 2016, respectively.

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

For the six months ended June 30, 2017 and 2016, SecurityNational Mortgage originated 6,551 loans ($1,271,565,000 total volume) and 7,413 loans ($1,414,207,000 total volume), respectively. For the six months ended June 30, 2017 and 2016, EverLEND Mortgage originated six loans ($1,202,000 total volume) and -0- loans ($-0- total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2017 and 2016.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$37,453	$43,997	(15%)	$73,275	$80,792	(9%)
Secondary gains from investors	6,681	8,707	(23%)	11,925	15,962	(25%)
Total	$44,134	$52,704	(16%)	$85,200	$96,754	(12%)
Earnings before income taxes	$840	$4,684	(82%)	$1,495	$7,182	(79%)

The decrease in earnings for the three and six months ended June 30, 2017 was due to a reduction in mortgage loan originations.

Mortgage Loan Loss Settlements
Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of June 30, 2017 and December 31, 2016, the balances were $1,135,000 and $628,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, reference is to Part II, Item 1. Legal Proceedings.

Consolidation

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total revenues decreased by $6,916,000, or 8.6%, to $73,171,000 for the three months ended June 30, 2017, from $80,087,000 for the comparable period in 2016. Contributing to this decrease in total revenues was a $9,878,000 decrease in mortgage fee income, a $240,000 decrease in net mortuary and cemetery sales, and a $236,000 increase in other than temporary impairments on investments. This decrease in total revenues was partially offset by a $1,599,000 increase in insurance premiums and other considerations, a $767,000 increase in realized gains on investments and other assets, a $612,000 increase in net investment income, and a $460,000 increase in other revenues.

Insurance premiums and other considerations increased by $1,599,000, or 10.1%, to $17,499,000 for the three months ended June 30, 2017, from $15,900,000 for the comparable period in 2016. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $612,000, or 6.7%, to $9,748,000 for the three months ended June 30, 2017, from $9,136,000 for the comparable period in 2016. This increase was primarily attributable to a $422,000 increase in fixed maturity securities income, a $246,000 increase in rental income from real estate owned, a $154,000 increase in insurance assignment income, and a $62,000 increase in policy loan income. This increase was partially offset by a $101,000 increase in investment expenses, a $167,000 decrease in mortgage loan interest, and a $12,000 decrease in short-term investment income.

Net mortuary and cemetery sales decreased by $240,000, or 6.8%, to $3,280,000 for the three months ended June 30, 2017, from $3,520,000 for the comparable period in 2016. This decrease was primarily due to a decrease in sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets increased by $767,000, or 636.2%, to $887,000 in realized gains for the three months ended June 30, 2017, from $120,000 in realized gains for the comparable period in 2016. This increase in realized gains on investments and other assets was primarily attributable to a $1,021,000 increase in realized gains on other assets due to the sale of a commercial real estate property and various residential real estate properties. This increase was partially offset by a $178,000 decrease in realized gains on fixed maturity securities, and a $76,000 decrease in realized gains on securities available for sale.

Mortgage fee income decreased by $9,878,000, or 19.8%, to $39,948,000, for the three months ended June 30, 2017, from $49,826,000 for the comparable period in 2016.  This decrease was primarily due to a reduction in mortgage loan originations, which was a reflection of the mortgage loan industry as a whole. The decrease in mortgage loan originations was the result of a shortage of available housing for purchase transactions and the decline in mortgage loan refinancings as a consequence of recent increases in interest rates on mortgage loans.

Other revenues increased by $460,000, or 28.5%, to $2,076,000 for the three months ended June 30, 2017, from $1,616,000 for the comparable period in 2016. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $69,177,000, or 94.3% of total revenues, for the three months ended June 30, 2017, as compared to $72,101,000, or 90.0% of total revenues, for the comparable period in 2016.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,424,000 or 10.8%, to $14,593,000 for the three months ended June 30, 2017, from $13,169,000 for the comparable period in 2016. This increase was primarily the result of a $1,211,000 increase in death benefits, a $119,000 increase in surrender and other policy benefits, and a $94,000 increase in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $61,000, or 3.6%, to $1,769,000 for the three months ended June 30, 2017, from $1,708,000 for the comparable period in 2016. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses decreased by $4,639,000, or 8.4%, to $50,898,000 for the three months ended June 30, 2017, from $55,537,000 for the comparable period in 2016. This decrease was primarily the result of a $6,086,000 decrease in commissions resulting from a decrease in sales, and a $484,000 decrease in advertising. This decrease was partially offset by a $929,000 increase in other expenses, a $382,000 increase in personnel expenses, a $327,000 increase in costs related to funding mortgage loans, a $248,000 increase in rent and rent related expenses, and a $45,000 increase in depreciation on property and equipment.

Interest expense increased by $150,000, or 12.2%, to $1,385,000 for the three months ended June 30, 2017, from $1,235,000 for the comparable period in 2016. This increase was primarily due to an increase in interest expense on mortgage warehouse lines.

Comprehensive income for the three months ended June 30, 2017 and 2016 amounted to gains of $2,442,000 and $5,030,000, respectively. This $2,588,000 decrease in comprehensive income was primarily the result of a $2,531,000 decrease in net income, and a $57,000 decrease in unrealized gains in securities available for sale.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Total revenues decreased by $5,543,000, or 3.7%, to $144,001,000 for the six months ended June 30, 2017, from $149,544,000 for the comparable period in 2016. Contributing to this decrease in total revenues was a $12,662,000 decrease in mortgage fee income, a $215,000 increase in other than temporary impairments on investments, and a $127,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was partially offset by $4,505,000 increase in insurance premiums and other considerations, a $1,183,000 increase in net investment income, a $959,000 increase in other revenues, and a $814,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $4,505,000, or 14.8%, to $34,856,000 for the six months ended June 30, 2017, from $30,351,000 for the comparable period in 2016. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $1,183,000, or 6.5%, to $19,311,000 for the six months ended June 30, 2017, from $18,128,000 for the comparable period in 2016. This increase was primarily attributable to a $730,000 increase in fixed maturity securities income, a $419,000 increase in insurance assignment income, a $296,000 increase in rental income from real estate owned, a $74,000 increase in policy loan income, and a $34,000 increase in mortgage loan interest. This increase was partially offset by a $303,000 increase in investment expenses, and a $75,000 decrease in short-term investment income.

Net mortuary and cemetery sales decreased by $127,000, or 1.9%, to $6,639,000 for the six months ended June 30, 2017, from $6,766,000 for the comparable period in 2016. This decrease was primarily due to a decrease in sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets increased by $814,000, or 372.7%, to $1,033,000 in realized gains for the six months ended June 30, 2017, from $219,000 in realized gains for the comparable period in 2016 This increase in realized gains on investments and other assets was primarily attributable to a $1,046,000 increase in realized gains on other assets due to the sale of a commercial real estate property and various residential real estate properties. This increase was partially offset by a $173,000 decrease in realized gains on fixed maturity securities, and a $59,000 decrease in realized gains on securities available for sale.

Mortgage fee income decreased by $12,662,000, or 13.9%, to $78,376,000, for the six months ended June 30, 2017, from $91,038,000 for the comparable period in 2016.  This decrease was primarily due to a reduction in mortgage loan originations, which was a reflection of the mortgage loan industry as a whole. The decrease in mortgage loan originations was the result of a shortage of available housing for purchase transactions and the decline in mortgage loan refinancings as a consequence of recent increases in interest rates on mortgage loans.

Other revenues increased by $959,000, or 30.5%, to $4,105,000 for the six months ended June 30, 2017, from $3,146,000 for the comparable period in 2016. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $137,109,000, or 95.1% of total revenues, for the six months ended June 30, 2017, as compared to $137,487,000, or 91.9% of total revenues, for the comparable period in 2016.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $4,180,000 or 16.3%, to $29,813,000 for the six months ended June 30, 2017, from $25,633,000 for the comparable period in 2016. This increase was primarily the result of a $2,182,000 increase in death benefits, a $1,540,000 increase in future policy benefits, and a $458,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $113,000, or 2.9%, to $4,033,000 for the six months ended June 30, 2017, from $3,920,000 for the comparable period in 2016. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses decreased by $5,154,000, or 4.9%, to $99,569,000 for the six months ended June 30, 2017, from $104,723,000 for the comparable period in 2016. This decrease was primarily the result of a $8,942,000 decrease in commissions resulting from a decrease in sales, a $251,000 decrease in advertising, and a $86,000 decrease in costs related to funding mortgage loans. This increase was partially offset by a $1,879,000 increase in other expenses, a $1,774,000 increase in personnel expenses, a $323,000 increase in rent and rent related expenses, and a $149,000 increase in depreciation on property and equipment.

Interest expense increased by $340,000, or 14.8%, to $2,639,000 for the six months ended June 30, 2017, from $2,299,000 for the comparable period in 2016. This increase was primarily due to an increase in interest expense on mortgage warehouse lines.

Comprehensive income for the six months ended June 30, 2017 and 2016 amounted to gains of $4,323,000 and $7,867,000, respectively. This $3,544,000 decrease in comprehensive income was primarily the result of a $3,209,000 decrease in net income, and a $333,000 decrease in unrealized gains in securities available for sale.

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

During the six months ended June 30, 2017, the Company's operations provided cash of $20,042,000. This was due primarily to an increase in cash collected on loans held for sale. During the six months ended June 30, 2016, the Company's operations used cash of $11,694,000. This was due primarily to a decrease in cash collected on loans held for sale.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $192,585,000 and $184,356,000 as of June 30, 2017 and December 31, 2016, respectively. This represents 34.8% and 33.1% of the total investments as of June 30, 2017 and December 31, 2016, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2017, 8.3% (or $15,919,000) and at December 31, 2016, 9.0% (or $16,513,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

The Company has classified its fixed income securities, including high-yield securities, in its portfolio as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2017 and December 31, 2016, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank loans and notes payable was $301,207,000 as of June 30, 2017, as compared to $284,700,000 as of December 31, 2016. Stockholders' equity as a percent of total capitalization was 45.7% and 46.6% as of June 30, 2017 and December 31, 2016, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2016 was 9.6% as compared to a rate of 7.4% for 2015. The 2017 lapse rate to date has been approximately the same as 2016.

At June 30, 2017, the statutory capital and surplus of the Company's life insurance subsidiaries was $43,453,000. The life insurance subsidiaries cannot pay a dividend to its parent company, without approval of state insurance regulatory authorities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2017, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2017, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

Except for the material weaknesses discussed in the Company's Annual Report on Form 10K/A, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) in the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness

During the fourth quarter of 2016, there were changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Two of the prior errors were determined to be immaterial errors and were noted in connection with the annual audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2016. The other two errors were discovered as a result of a review of current accounting policies and were determined to be material errors.  Management has corrected these errors in the Form 10-K/A for the fiscal year ended December 2016. See Notes 21 and 22 to the Company's Consolidated Financial Statements.

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

On December 27, 2016, pursuant to the Case Management Order, Lehman Holdings filed a Second Amended Complaint against SecurityNational Mortgage, which eliminates the declaratory judgment claim but retains a similar claim for damages as in the Complaint.  The case is presently in a motion period. Many of the defendants, including SecurityNational Mortgage, filed a joint motion in the case asserting that the Bankruptcy Court does not have subject matter jurisdiction concerning the matter and that venue is improper. Lehman Holdings' response memorandum was filed on May 31, 2017 and a reply memorandum of the defendants filing the motion was filed on July 14, 2017. A hearing date for the motion has not been set. No Answer to the Second Amended Complaint is required to be filed by SecurityNational Mortgage pending further order of the Court.  SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend its position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On September 11, 2015, the Board approved the Company's Stock Purchase Plan for the mutual benefit of the Company and its stockholders. Under the terms of the Plan, the Company may, in its discretion, purchase shares of Class A common stock from its officers and directors who exercise the stock options granted to them under any of the Company's stock option plans with the proceeds from such purchase to be used to pay the taxes owed by such officers and directors as a result of the exercise of their stock options. Additionally, the officers and directors who exercise their stock options may, in their discretion, request that the Company purchase shares of their Class A common stock with the proceeds from such sale to be used to pay the taxes owed by such officers and directors as a result of the exercise of their stock options.

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

The following table shows the Company's repurchase activity during the six months ended June 30, 2017 under the Stock Purchase Plan.

Period	(a) Total Number of Class A Shares Purchased		(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program

1/1/2017-1/31/2017	-		-
2/1/2017-2/28/2017	-		-
3/1/2017-3/31/2017	29,393	(1)	$6.31
4/1/2017-4/30/2017	-		-
5/1/2017-5/31/2017	-		-
6/1/2017-6/30/2017	-		-

Total	29,393		$6.31	-	-

(1) On March 29, 2017, the Company purchased 29,393 shares of its Class A common stock from Scott M. Quist, Chairman, President and Chief Executive Officer of the Company, pursuant to the Company's Stock Purchase

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

Changes in the Company's Certifying Accountant

On May 15, 2017, Edie Bailly LLP ("Eide Bailly") resigned as the independent registered public accounting firm of the Company. The resignation letter was sent by Eide Bailly to Norman G. Wilbur, Chairman of the Audit Committee of the Company's Board of Directors. Because Eide Bailly resigned as the Company's independent registered public accounting firm, the Company's Audit Committee had no alternative but to accept such resignation by Eide Bailly.

On June 1, 2017, the Company engaged the independent registered public accounting firm of Deloitte & Touche LLP (Deloitte & Touche") to audit and report on the Company's financial statements for the year ending December 31, 2017. The decision to appoint Deloitte & Touche as the Company's independent registered public accounting firm was recommended by the Company's Audit Committee of the Company's Board of Directors and approved by the Board of Directors.

During the fiscal years ended December 31, 2016 and 2015 and the subsequent interim period preceding the resignation by Eide Bailly, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K, as promulgated by the United States Securities and Exchange Commission) with Eide Bailly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any reportable events (as described in Item 304(a)(1)(v) of Regulation S-K), which disagreement, if not resolved to the satisfaction of Eide Bailly, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In addition, the reports by Eide Bailly on the Company's balance sheet as of December 31, 2016, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the period ended December 31, 2016, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

(a)(3)   Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment to Articles of Incorporation (10)

3.2	Amended Bylaws

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

7.1	Letter from Eide Bailly, LLP (11)

10.1	Amended Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)

10.2	2003 Stock Option Plan (2)

10.3	2006 Director Stock Option Plan (3)

10.4	2013 Amended Stock Option and Other Equity Incentive Awards Plan (9)

10.5	2014 Director Stock Option Plan (5)

10.6	Employment agreement with Scott M. Quist (7)

10.7	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (4)

10.8	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (6)

10.9	Stock Purchase Agreement among Security National Financial Corporation, and Reppond Holding Company, to purchase First Guaranty Insurance Company (9)

21	Subsidiaries of the Registrant

23.1	Consent of Eide Bailly LLP (8)

23.2	Consent of Mackey Price & Mecham (8)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

__________
(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987

(2)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 5, 2003, relating to the Company's Annual Meeting of Stockholders

(3)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 1, 2007, relating to the Company's Annual Meeting of Stockholders

(4)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009

(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company's Annual Meeting of Stockholders

(6)	Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014

(7)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2015

(8)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015

(9)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016

(10)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(11)	Incorporated by reference from Report on Form 8-K, as filed on August 4, 2017

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