Form 10-Q
period 2017-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2017-11-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017, or

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	13,820,079
Title of Class	Number of Shares Outstanding as of November 14, 2017

Class C Common Stock, $2.00 par value	2,005,026
Title of Class	Number of Shares Outstanding as of November 14, 2017

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.   Financial Statements.

Assets	September 30 2017 (Unaudited)	December 31 2016 (As Restated)
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$230,811,272	$184,979,644
Equity securities, available for sale, at estimated fair value	5,957,488	9,911,256
Mortgage loans held for investment (net of allowances for loan losses of $2,051,818 and $1,748,783 for 2017 and 2016)	147,300,691	148,990,732
Real estate held for investment (net of accumulated depreciation of $17,919,427 and $16,138,439 for 2017 and 2016)	150,568,998	145,165,921
Policy loans and other investments (net of allowances for doubtful accounts of $1,142,257 and $1,119,630 for 2017 and 2016)	42,489,149	41,599,246
Short-term investments	17,830,990	27,560,040
Accrued investment income	3,391,688	2,972,596
Total investments	598,350,276	561,179,435
Cash and cash equivalents	38,593,462	38,987,430
Loans held for sale (including $166,990,187 for 2017 and $-0- for 2016 at estimated fair value)	201,895,906	189,139,832
Receivables (net of allowances for doubtful accounts of $2,758,394 and $2,355,482 for 2017 and 2016)	8,613,364	8,410,546
Restricted assets	10,815,726	10,391,394
Cemetery perpetual care trust investments	4,438,788	4,131,885
Receivable from reinsurers	13,394,586	13,079,668
Cemetery land and improvements	10,581,368	10,672,836
Deferred policy and pre-need contract acquisition costs	78,049,594	69,118,745
Mortgage servicing rights, net	20,396,568	18,872,362
Property and equipment, net	7,560,662	8,791,522
Value of business acquired	6,831,777	7,570,300
Goodwill	2,765,570	2,765,570
Other	5,616,664	9,310,040

Total Assets	$1,007,904,311	$952,421,565

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30 2017 (Unaudited)	December 31 2016 (As Restated)
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$600,643,308	$584,067,692
Unearned premium reserve	4,290,164	4,469,771
Bank and other loans payable	182,769,669	152,140,679
Deferred pre-need cemetery and mortuary contract revenues	12,716,761	12,360,249
Cemetery perpetual care obligation	3,679,925	3,598,580
Accounts payable	3,279,790	4,213,109
Other liabilities and accrued expenses	33,448,055	34,693,485
Income taxes	27,732,758	24,318,869
Total liabilities	868,560,430	819,862,434

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 13,820,079 shares in 2017 and 13,819,006 shares in 2016	27,640,158	27,638,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,005,026 shares in 2017 and 1,902,229 shares in 2016	4,010,052	3,804,458
Additional paid-in capital	35,490,027	34,813,246
Accumulated other comprehensive income, net of taxes	336,631	264,822
Retained earnings	72,848,622	67,409,204
Treasury stock at cost - 559,605 Class A shares in 2017 and 704,122 Class A shares in 2016	(981,609)	(1,370,611)

Total stockholders' equity	139,343,881	132,559,131

Total Liabilities and Stockholders' Equity	$1,007,904,311	$952,421,565

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues:
Insurance premiums and other considerations	$17,489,560	$17,157,319	$52,345,184	$47,508,420
Net investment income	8,361,466	8,089,857	25,559,113	23,484,280
Net mortuary and cemetery sales	2,717,311	2,776,023	9,356,659	9,541,950
Realized gains (losses) on investments and other assets	(319,666)	(39,169)	713,066	179,296
Other than temporary impairments on investments	(163,375)	(30,000)	(481,741)	(133,630)
Mortgage fee income	41,597,573	53,195,763	122,086,734	146,967,246
Other	2,288,982	1,798,864	6,393,691	4,944,670
Total revenues	71,971,851	82,948,657	215,972,706	232,492,232

Benefits and expenses:
Death benefits	8,772,153	7,250,100	26,113,770	22,410,230
Surrenders and other policy benefits	547,648	630,735	2,085,296	1,709,915
Increase in future policy benefits	6,735,141	6,382,949	17,669,279	15,777,008
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,238,955	2,301,107	6,271,763	6,221,495
Selling, general and administrative expenses:
Commissions	18,999,583	24,395,173	53,877,389	68,214,894
Personnel	17,200,315	17,755,070	53,754,920	52,535,277
Advertising	1,611,599	2,006,013	4,407,877	5,053,968
Rent and rent related	2,257,259	2,122,708	6,693,292	6,235,430
Depreciation on property and equipment	517,041	528,051	1,723,879	1,585,995
Provision for loan loss reserve	-	600,000	-	600,000
Costs related to funding mortgage loans	2,809,471	2,365,395	7,315,227	6,956,774
Other	7,035,570	8,075,906	22,227,370	21,388,693
Interest expense	1,655,870	1,476,137	4,295,263	3,775,483
Cost of goods and services sold-mortuaries and cemeteries	453,229	485,783	1,507,295	1,396,574
Total benefits and expenses	70,833,834	76,375,127	207,942,620	213,861,736

Earnings before income taxes	1,138,017	6,573,530	8,030,086	18,630,496
Income tax expense	(41,179)	(2,390,525)	(2,587,384)	(6,892,544)

Net earnings	$1,096,838	$4,183,005	$5,442,702	$11,737,952

Net earnings per Class A Equivalent common share (1)	$0.07	$0.28	$0.36	$0.80

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.07	$0.27	$0.35	$0.77

Weighted-average Class A equivalent common share outstanding (1)	15,256,857	14,830,078	15,159,569	14,744,779

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	15,542,660	15,269,613	15,474,826	15,166,045

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net earnings	$1,096,838	$4,183,005	$5,442,702	$11,737,952
Other comprehensive income:
Unrealized gains on available for sale securities	144,381	212,413	106,543	684,002
Unrealized gains on derivative instruments	554	-	3,170	5,541
Other comprehensive income, before income tax	144,935	212,413	109,713	689,543
Income tax expense	(50,517)	(74,383)	(37,904)	(239,339)
Other comprehensive income, net of income tax	94,418	138,030	71,809	450,204
Comprehensive income	$1,191,256	$4,321,035	$5,514,511	$12,188,156

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2015	$26,218,200	$3,419,280	$30,232,582	$(499,358)	$60,525,404	$(2,179,429)	$117,716,679

Net earnings	-	-	-	-	11,737,952	-	11,737,952
Other comprehensive income	-	-	-	450,204	-	-	450,204
Grant of stock options	-	-	253,427	-	-	-	253,427
Exercise of stock options	64,834	-	12,374	-	-	-	77,208
Sale of treasury stock	-	-	440,420	-	-	634,268	1,074,688
Stock dividends	274	12,768	30,779	-	(43,821)	-	-
Conversion Class C to Class A	17,016	(17,016)
Balance at September 30, 2016	$26,300,324	$3,415,032	$30,969,582	$(49,154)	$72,219,535	$(1,545,161)	$131,310,158

Balance at December 31, 2016	$27,638,012	$3,804,458	$34,813,246	$264,822	$67,409,204	$(1,370,611)	$132,559,131

Net earnings	-	-	-	-	5,442,702	-	5,442,702
Other comprehensive income	-	-	-	71,809	-	-	71,809
Grant of stock options	-	-	305,741	-	-	-	305,741
Exercise of stock options	2	206,804	(206,806)	-	-	-	-
Sale of treasury stock	-	-	575,496	-	-	574,472	1,149,968
Purchase of treasury stock	-	-	-	-	-	(185,470)	(185,470)
Stock dividends	930	4	2,350	-	(3,284)	-	-
Conversion Class C to Class A	1,214	(1,214)	-	-	-	-	-
Balance at September 30, 2017	$27,640,158	$4,010,052	$35,490,027	$336,631	$72,848,622	$(981,609)	$139,343,881

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	$6,030,453	$17,639,672

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(59,325,291)	(6,519,416)
Calls and maturities - fixed maturity securities	11,933,573	10,032,336
Securities available for sale:
Purchase - equity securities	(5,126,062)	(3,726,194)
Sales - equity securities	9,153,786	3,349,728
Purchases of short-term investments	(27,483,124)	(13,379,112)
Sales of short-term investments	37,212,174	7,185,582
Net changes in restricted assets	(409,625)	(438,204)
Net changes in perpetual care trusts	(231,415)	(966,367)
Mortgage loans, policy loans, and other investments made	(340,424,956)	(338,457,602)
Payments received for mortgage loans, policy loans and other investments	344,278,996	330,303,396
Purchase of property and equipment	(508,846)	(1,303,979)
Sale of property and equipment	9,977	34,000
Purchase of real estate	(12,474,490)	(19,448,152)
Sale of real estate	8,612,307	5,672,484
Cash paid for purchase of subsidiaries, net of cash acquired	-	(4,328,520)
Net cash used in investing activities	(34,782,996)	(31,990,020)

Cash flows from financing activities:
Investment contract receipts	9,457,285	8,401,542
Investment contract withdrawals	(11,522,652)	(9,957,964)
Proceeds from stock options exercised	-	77,208
Purchase of treasury stock	(185,470)	-
Repayment of bank loans	(2,142,382)	(1,169,233)
Proceeds from borrowing on bank loans	16,729,056	2,523,670
Net change in warehouse line borrowings	16,022,738	23,893,122
Net change in line of credit borrowings	-	1,439,650
Net cash provided by financing activities	28,358,575	25,207,995

Net change in cash and cash equivalents	(393,968)	10,857,647

Cash and cash equivalents at beginning of period	38,987,430	40,053,242

Cash and cash equivalents at end of period	$38,593,462	$50,910,889

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$4,188,579	$3,781,423
Income taxes (net of refunds)	(788,601)	2,538,097

Non Cash Operating, Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$5,032,147	$7,386,432
Accrued real estate construction costs and retainage	1,932,790	-
Mortgage loans foreclosed into real estate	1,576,196	1,703,476
Benefit plans funded with treasury stock	1,149,968	1,074,688

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K/A (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The presentation of certain amounts in the prior year have been reclassified to conform to the 2017 presentation. The Company reclassified certain amounts from other assets to receivables, from receivables to other liabilities, from other assets to other liabilities, from equity securities to other investments, from other liabilities to mortgage loans held for investment, from net investment income to mortgage fee income, and from mortgage fee income to net investment income. These reclassifications had no impact on net earnings or stockholders' equity. Additionally, see the discussion regarding correction of errors in Notes 21 and 22 included in the Company's Form 10-K/A for the year ended December 31, 2016.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment; those used in determining the liability for future policy benefits and unearned revenue; those used in determining the estimated future costs for pre-need sales; those used in determining the value of mortgage servicing rights; those used in determining allowances for loan losses for mortgage loans held for investment; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

2)    Recent Accounting Pronouncements

ASU No. 2017-01: "Business Combinations (Topic 805): Clarifying the Definition of a Business" – Issued in January 2017, ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a "set," that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for the Company on January 1, 2018.   While the Company's acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company likely would have been considered asset acquisitions under the new standard. As a result, transaction costs are more likely to be capitalized since the Company expects some of its future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

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
September 30, 2017 (Unaudited)

2)    Recent Accounting Pronouncements (Continued)

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

ASU No. 2016-01: "Financial Instruments – Overall (Topic 825-10)" – Issued in January 2016, ASU 2016-01 changes the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders' equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The Company holds equity securities classified as available for sale securities that are currently measured at fair value with changes in fair value recognized through other comprehensive income. Upon adoption of ASU 2016-01 the Company will be required to recognize changes in the fair value of these equity securities through earnings, thus increasing the volatility of the Company's earnings. However, adoption of this standard will not significantly affect the Company's comprehensive income or stockholders' equity. This new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017, with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the adoption will result in a reclassification of the related accumulated net unrealized gains (losses) currently included in accumulated other comprehensive income to retained earnings. See Note 3 for details regarding the Company's equity securities currently classified as available for sale. The Company will adopt this standard beginning January 1, 2018.

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

The Company's revenues from contracts with customers that are subject to ASU 2014-09 include revenues on mortuary and cemetery contracts. The recognition and measurement of these items is not expected to change as a result of the Company's adoption of ASU 2014-09 and thus the Company does not expect that the adoption of ASU 2014-09 will significantly impact the Company's results of operations or financial position but is still in the process of evaluating the final impact, including the potential impact on disclosures of contracts with customers. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. The Company will adopt this standard beginning January 1, 2018.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company's results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments

The Company's investments as of September 30, 2017 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$54,279,156	$237,071	$(226,543)	$54,289,684
Obligations of states and political subdivisions	5,865,790	124,685	(77,272)	5,913,203
Corporate securities including public utilities	160,278,125	14,088,157	(1,285,361)	173,080,921
Mortgage-backed securities	9,764,566	253,573	(171,423)	9,846,716
Redeemable preferred stock	623,635	53,403	-	677,038
Total fixed maturity securities held to maturity	$230,811,272	$14,756,889	$(1,760,599)	$243,807,562

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,310,307	$467,132	$(819,951)	$5,957,488

Total equity securities available for sale at estimated fair value	$6,310,307	$467,132	$(819,951)	$5,957,488

Mortgage loans held for investment at amortized cost:
Residential	$65,759,761
Residential construction	41,306,722
Commercial	42,923,761
Less: Unamortized deferred loan fees, net	(637,735)
Less: Allowance for loan losses	(2,051,818)
Total mortgage loans held for investment	$147,300,691

Real estate held for investment net of accumulated depreciation:
Residential	$69,469,220
Commercial	81,099,778
Total real estate held for investment	$150,568,998

Policy loans and other investments at amortized cost:
Policy loans	$6,677,924
Insurance assignments	33,340,431
Federal Home Loan Bank stock	689,400
Other investments	2,923,681
Less: Allowance for doubtful accounts	(1,142,287)

Total policy loans and other investments	$42,489,149

Short-term investments at amortized cost	$17,830,990

Accrued investment income	$3,391,688

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

The Company's investments as of December 31, 2016 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016:

Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$4,475,065	$249,028	$(66,111)	$4,657,982
Obligations of states and political subdivisions	6,017,225	153,514	(133,249)	6,037,490
Corporate securities including public utilities	164,375,636	10,440,989	(3,727,013)	171,089,612
Mortgage-backed securities	9,488,083	221,400	(280,871)	9,428,612
Redeemable preferred stock	623,635	13,418	-	637,053
Total fixed maturity securities held to maturity	$184,979,644	$11,078,349	$(4,207,244)	$191,850,749

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,323,238	$447,110	$(859,092)	$9,911,256

Total securities available for sale carried at estimated fair value	$10,323,238	$447,110	$(859,092)	$9,911,256

Mortgage loans held for investment at amortized cost:
Residential	$58,593,622
Residential construction	40,800,117
Commercial	51,536,622
Less: Unamortized deferred loan fees, net	(190,846)
Less: Allowance for loan losses	(1,748,783)

Total mortgage loans held for investment	$148,990,732

Real estate held for investment net of accumlated depreciation:
Residential	$76,191,985
Commercial	68,973,936
Total real estate held for investment	$145,165,921

Policy loans and other investments at amortized cost:
Policy loans	$6,694,148
Insurance assignments	33,548,079
Promissory notes	48,797
Federal Home Loan Bank stock	662,100
Other investments	1,765,752
Less: Allowance for doubtful accounts	(1,119,630)

Total policy loans and other investments	$41,599,246

Short-term investments at amortized cost	$27,560,040

Accrued investment income	$2,972,596

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities held to maturity, which are carried at amortized cost, at September 30, 2017 and December 31, 2016. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At September 30, 2017
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$182,493	$51,456,444	$44,050	$851,779	$226,543	$52,308,223
Obligations of states and political subdivisions	18,357	2,486,400	58,915	1,651,253	77,272	4,137,653
Corporate securities	286,166	16,526,010	999,195	10,820,005	1,285,361	27,346,015
Mortgage-backed securities	68,972	2,026,033	102,451	1,156,803	171,423	3,182,836
Total unrealized losses	$555,988	$72,494,887	$1,204,611	$14,479,840	$1,760,599	$86,974,727

At December 31, 2016
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$66,111	$1,342,088	$-	$-	$66,111	$1,342,088
Obligations of states and political subdivisions	133,249	3,686,856	-	-	133,249	3,686,856
Corporate securities	1,728,312	41,796,016	1,998,701	12,969,135	3,727,013	54,765,151
Mortgage-backed securities	176,715	4,176,089	104,156	940,278	280,871	5,116,367
Total unrealized losses	$2,104,387	$51,001,049	$2,102,857	$13,909,413	$4,207,244	$64,910,462

There were 143 securities with an average fair value of 98.3% of amortized cost at September 30, 2017. There were 250 securities with an average fair value of 93.9% of amortized cost at December 31, 2016. During the three months ended September 30, 2017 and 2016 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $100,000 and $30,000, respectively, and for the nine months ended September 30, 2017 and 2016 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $418,366 and $90,000, respectively.

On a quarterly basis, the Company evaluates its fixed maturity securities held to maturity. This evaluation includes a review of current ratings by the National Association of Insurance Commissions ("NAIC"). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for impairment. Securities with ratings of 3 to 5 are evaluated for impairment. Securities with a rating of 6 are automatically determined to be impaired and are written down. The evaluation involves an analysis of the securities in relation to historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. If it is unlikely that the security will meet contractual obligations, the loss is considered to be other than temporary, the security is written down to the new anticipated market value and an impairment loss is recognized. Impairment losses are treated as credit losses as the Company holds fixed maturity securities to maturity unless the underlying conditions have changed in the financial instrument to require an impairment.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities held to maturity, at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2017	$1,205,533	$1,208,929
Due in 2018 through 2021	77,063,707	78,846,158
Due in 2022 through 2026	54,265,268	56,731,089
Due after 2026	87,888,563	96,497,632
Mortgage-backed securities	9,764,566	9,846,716
Redeemable preferred stock	623,635	677,038
Total held to maturity	$230,811,272	$243,807,562

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB"). In June through August of 2017, the Company purchased a total of $50,000,000, par value, of United States Treasury fixed maturity securities that it deposited with the FHLB. These securities will generate interest income for the Company and will be available to use as collateral on any cash borrowings from the FHLB. As of September 30, 2017, the Company did not have any outstanding amounts owed to FHLB.

Equity Securities

The following tables summarize unrealized losses on equity securities available for sale, that were carried at estimated fair value based on quoted trading prices at September 30, 2017 and December 31, 2016. The unrealized losses were primarily the result of decreases in fair value in the retail, industrial and energy sectors. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At September 30, 2017
Industrial, miscellaneous and all other	$150,581	108	$669,370	92	$819,951
Total unrealized losses	$150,581	108	$669,370	92	$819,951
Fair Value	$988,159		$1,444,994		$2,433,153

At December 31, 2016
Industrial, miscellaneous and all other	$215,563	124	$643,529	104	$859,092
Total unrealized losses	$215,563	124	$643,529	104	$859,092
Fair Value	$2,063,144		$1,685,874		$3,749,018

The average fair value of the equity securities available for sale was 74.8% and 81.4% of the original investment as of September 30, 2017 and December 31, 2016, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the three months ended September 30, 2017 and 2016, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $63,375 and $-0-, respectively, and for the nine months ended September 30, 2017 and 2016, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $63,375 and $43,630, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

On a quarterly basis, the Company reviews its investment in equity securities that are in a loss position. The first step is to identify securities by lots which are currently carried on the books at a value greater than the 52-week high. These securities are further evaluated by reviewing current market value in relation to historical value, price earnings ratios, projected earnings, revenue growth rates, negative company related events, market sector comparisons and analyst reports to determine if a security has a reasonable expectation to return to the current cost basis. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the security will recover from the loss position, the loss is considered to be other than temporary, the security is written down to a restated value and an impairment loss is recognized.

The fair values for equity securities are based on quoted market prices.

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on equity securities available for sale) at September 30, 2017, other than investments issued or guaranteed by the United States Government.
The Company's net realized gains and losses from sales, calls, and maturities, and other than temporary impairments from investments and other assets are summarized as follows:
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Fixed maturity securities held to maturity:
Gross realized gains	$110,529	$65,179	$163,950	$259,635
Gross realized losses	(651,754)	(4,527)	(686,819)	(7,405)
Other than temporary impairments	(100,000)	(30,000)	(418,366)	(90,000)

Equity securities available for sale:
Gross realized gains	25,898	36,751	132,350	176,331
Gross realized losses	(26)	(4,544)	(58,464)	(37,146)
Other than temporary impairments	(63,375)	-	(63,375)	(43,630)

Other assets:
Gross realized gains	225,022	191,992	2,006,721	468,675
Gross realized losses	(29,335)	(324,020)	(844,672)	(680,794)
Total	$(483,041)	$(69,169)	$231,325	$45,666

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount of held to maturity securities sold was $2,240,249 and $1,989,159 for the nine months ended September 30, 2017 and 2016, respectively.  The net realized loss related to these sales was $385,484 for the nine months ended September 30, 2017 and the net realized gain related to these sales was $156,154 for the nine months ended September 30, 2016. Although the intent is to buy and hold a fixed maturity security to maturity, the Company will sell a security prior to maturity if conditions have changed within the entity that issued the security to increase the risk of default to an unacceptable level.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Fixed maturity securities	$2,692,586	$2,410,641	$7,475,156	$6,472,847
Equity securities	66,320	78,402	209,517	208,696
Mortgage loans held for investment	2,973,349	2,830,853	8,803,257	8,238,249
Real estate held for investment	2,818,672	2,736,301	8,540,756	8,162,574
Policy loans	195,098	205,537	621,854	558,778
Insurance assignments	3,234,520	2,952,170	9,943,561	8,915,654
Other investments	16,051	-	36,041	13,962
Short-term investments	109,939	20,978	311,989	66,480
Gross investment income	12,106,535	11,234,882	35,942,131	32,637,240
Investment expenses	(3,745,069)	(3,145,025)	(10,383,018)	(9,152,960)
Net investment income	$8,361,466	$8,089,857	$25,559,113	$23,484,280
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $129,235 and $133,289 for the three months ended September 30, 2017 and 2016, respectively, and $369,721 and $295,630 for the nine months ended September 30, 2017 and 2016, respectively.
Net investment income on real estate consists primarily of rental revenue.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit with regulatory authorities as required by law amounted to $9,166,082 at September 30, 2017 and $9,269,121 at December 31, 2016. The pledged securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
Real Estate Held for Investment
The Company continues to strategically deploy resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development and foreclosures on mortgage loans.

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
The Company currently owns and operates 12 commercial properties in 7 states. These properties include industrial warehouses, office buildings, retail centers, undeveloped land and includes the redevelopment and expansion of its corporate campus in Salt Lake City, Utah. The Company does use debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.
The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $65,907,000 and $51,507,000 as of September 30, 2017 and December 31, 2016, respectively. The associated bank loan carrying values totaled approximately $38,161,000 and $21,831,000 as of September 30, 2017 and December 31, 2016, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

The following is a summary of the Company's commercial real estate held for investment for the periods presented:

	Net Ending Balance				Total Square Footage
	September 30		December 31		September 30	December 31
	2017		2016		2017	2016
Arizona	$4,000	(1)	$450,538	(1)	-	16,270
Arkansas	97,219		100,369		3,200	3,200
Kansas	11,993,029		12,450,297		222,679	222,679
Louisiana	499,573		518,700		7,063	7,063
Mississippi	3,748,324		3,818,985		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	3,728,960		3,734,974		23,470	23,470
Utah	61,021,673	(2)	47,893,073	(2)	433,244	433,244

	$81,099,778		$68,973,936		723,477	739,747

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
As of September 30, 2017, SNRE manages 107 residential properties in 9 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village, in Sandy, Utah.
The net ending balance of residential real estate that serves as collateral for a bank borrowing was approximately $34,772,000 and $35,798,000, as of September 30, 2017 and December 31, 2016, respectively. The associated bank loan carrying value was approximately $26,893,000 and $27,377,000 as of September 30, 2017 and December 31, 2016, respectively.
The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $34,167,065 and $39,856,434 as of September 30, 2017 and December 31, 2016, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

The following is a summary of the Company's residential real estate held for investment for the periods presented:

	Net Ending Balance
	September 30	December 31
	2017	2016
Arizona	$217,516	$742,259
California	5,663,871	5,848,389
Colorado	-	364,489
Florida	7,311,913	8,327,355
Hawaii	712,286	-
Ohio	46,658	46,658
Oklahoma	17,500	-
Texas	511,486	1,091,188
Utah	54,701,809	59,485,466
Washington	286,181	286,181
	$69,469,220	$76,191,985

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 80,000 square feet, or approximately 10% of the overall commercial real estate holdings.

As of September 30, 2017, real estate owned and occupied by the Company is summarized as follows:

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

(1) This asset is included in property and equipment on the condensed consolidated balance sheet

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2017, the Company had 45%, 11%, 11%, 7%, 5%, 5% and 4% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, Arizona, Nevada, and Tennessee, respectively.

Mortgage loans held for investment are carried at their unpaid principal balances adjusted for net deferred fees, charge-offs and the related allowance for loan losses. Interest income is included in net investment income on the condensed consolidated statements of earnings and is recognized when earned. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans. Origination fees are included in net investment income on the condensed consolidated statements of earnings.

Mortgage loans are secured by the underlying property and require an appraisal at the time of underwriting and funding.  Generally, the Company will fund a loan not to exceed 80% of the loan's collateral fair market value.  Amounts over 80% will require additional collateral or mortgage insurance by an approved third-party insurer.

The Company provides for losses on its mortgage loans held for investment through an allowance for loan losses (a contra-asset account). The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment, the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as real estate held for investment. The Company will rent the properties until it is deemed desirable to sell them.

The allowance for losses on mortgage loans held for investment could change based on changes in the value of the underlying collateral, the performance status of the loans, or the Company's actual collection experience. The actual losses could change, in the near term, from the established allowance, based upon the occurrence or non-occurrence of these events.

For purposes of determining the allowance for losses, the Company has segmented its mortgage loans held for investment by loan type. The Company's loan types are commercial, residential, and residential construction. The inherent risks within the portfolio vary depending upon the loan type as follows:

Commercial - Underwritten in accordance with the Company's policies to determine the borrower's ability to repay the obligation as agreed. Commercial loans are made primarily based on the underlying collateral supporting the loan. Accordingly, the repayment of a commercial loan depends primarily on the collateral and its ability to generate income and secondary on the borrower's (or guarantors) ability to repay.

Residential – Secured by family dwelling units. These loans are secured by first mortgages on the unit, which are generally the primary residence of the borrower, generally at a loan-to-value ratio ("LTV") of 80% or less.

Residential construction (including land acquisition and development) – Underwritten in accordance with the Company's underwriting policies which include a financial analysis of the builders, borrowers (guarantors), construction cost estimates, and independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project and the ability of the borrower to secure long-term financing.  Additionally, land is underwritten according to the Company's policies, which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development into finished lots. These cost and valuation estimates may be inaccurate. These loans are considered to be of a higher risk than other mortgage loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term or construction financing, and interest rate sensitivity.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2017
Allowance for credit losses:
Beginning balance - January 1, 2017	$187,129	$1,461,540	$100,114	$1,748,783
Charge-offs	-	(49,775)	(64,894)	(114,669)
Provision	-	417,704	-	417,704
Ending balance - September 30, 2017	$187,129	$1,829,469	$35,220	$2,051,818

Ending balance: individually evaluated for impairment	$-	$411,172	$-	$411,172

Ending balance: collectively evaluated for impairment	$187,129	$1,418,297	$35,220	$1,640,646

Mortgage loans:
Ending balance	$42,923,761	$65,759,761	$41,306,722	$149,990,244

Ending balance: individually evaluated for impairment	$203,806	$5,425,757	$-	$5,629,563

Ending balance: collectively evaluated for impairment	$42,719,955	$60,334,004	$41,306,722	$144,360,681

December 31, 2016
Allowance for credit losses:
Beginning balance - January 1, 2016	$187,129	$1,560,877	$100,114	$1,848,120
Charge-offs	-	(420,135)	-	(420,135)
Provision	-	320,798	-	320,798
Ending balance - December 31, 2016	$187,129	$1,461,540	$100,114	$1,748,783

Ending balance: individually evaluated for impairment	$-	$374,501	$-	$374,501

Ending balance: collectively evaluated for impairment	$187,129	$1,087,039	$100,114	$1,374,282

Mortgage loans:
Ending balance	$51,536,622	$58,593,622	$40,800,117	$150,930,361

Ending balance: individually evaluated for impairment	$202,992	$2,916,538	$64,895	$3,184,425

Ending balance: collectively evaluated for impairment	$51,333,630	$55,677,084	$40,735,222	$147,745,936

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

Age Analysis of Mortgage Loans Held for Investment

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
September 30, 2017
Commercial	$513,218	$-	$-	$203,806	$717,024	$42,206,737	$42,923,761	$(187,129)	$(229,603)	$42,507,029
Residential	22,277	1,236,721	2,200,206	3,225,551	6,684,755	59,075,006	65,759,761	(1,829,469)	(21,578)	63,908,714
Residential Construction	-	-	-	-	-	41,306,722	41,306,722	(35,220)	(386,554)	40,884,948

Total	$535,495	$1,236,721	$2,200,206	$3,429,357	$7,401,779	$142,588,465	$149,990,244	$(2,051,818)	$(637,735)	$147,300,691

December 31, 2016
Commercial	$-	$-	$-	$202,992	$202,992	$51,333,630	$51,536,622	$(187,129)	$(155,725)	$51,193,768
Residential	964,960	996,779	1,290,355	1,626,183	4,878,277	53,715,345	58,593,622	(1,461,540)	(35,121)	57,096,961
Residential Construction	-	-	64,895	-	64,895	40,735,222	40,800,117	(100,114)	-	40,700,003

Total	$964,960	$996,779	$1,355,250	$1,829,175	$5,146,164	$145,784,197	$150,930,361	$(1,748,783)	$(190,846)	$148,990,732

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

Impaired Mortgage Loans Held for Investment

Impaired mortgage loans held for investment include loans with a related specific valuation allowance or loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary. The recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, for each reporting period and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With no related allowance recorded:
Commercial	$203,806	$203,806	$-	$456,524	$-
Residential	3,872,587	3,872,587	-	3,281,980	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,553,170	1,553,170	411,172	1,287,394	-
Residential construction	-	-	-	-	-

Total:
Commercial	$203,806	$203,806	$-	$456,524	$-
Residential	5,425,757	5,425,757	411,172	4,569,374	-
Residential construction	-	-	-	-	-

December 31, 2016
With no related allowance recorded:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	-	-	-	-	-
Residential construction	64,895	64,895	-	79,082	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,916,538	2,916,538	374,501	3,001,850	-
Residential construction	-	-	-	-	-

Total:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	2,916,538	2,916,538	374,501	3,001,850	-
Residential construction	64,895	64,895	-	79,082	-

Credit Risk Profile Based on Performance Status

The Company's mortgage loan held for investment portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

3)    Investments (Continued)

The Company's performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Performing	$42,719,955	$51,333,630	$60,334,004	$55,677,084	$41,306,722	$40,735,222	$144,360,681	$147,745,936
Non-performing	203,806	202,992	5,425,757	2,916,538	-	64,895	5,629,563	3,184,425

Total	$42,923,761	$51,536,622	$65,759,761	$58,593,622	$41,306,722	$40,800,117	$149,990,244	$150,930,361

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $185,000 and $172,000 as of September 30, 2017 and December 31, 2016, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-Accrual Status

	As of September 30 2017	As of December 31 2016
Commercial	$203,806	$202,992
Residential	5,425,757	2,916,538
Residential construction	-	64,895
Total	$5,629,563	$3,184,425

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

4)    Loans Held for Sale

Fair Value Option Election

Accounting Standards Codification ("ASC") No. 825, "Financial Instruments", allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but it is irrevocable. The Company elected the fair value option for loans held for sale originated after July 1, 2017. The Company believes the fair value option most closely aligns the timing of the recognition of gains and costs. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Electing fair value also reduces certain timing differences and better matches changes in the fair value of these assets with changes in the fair value of the related derivatives used for these assets.

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. None of these loans are 90 or more days past due nor on nonaccrual status as of September 30, 2017. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance ("UPB") of loans held for sale for the periods presented:

As of September 30 2017

Aggregate fair value	$166,990,187
UPB	161,165,793
Unrealized gain	5,824,394

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Loan fees	$15,203,107	$11,988,959	$33,291,947	$33,071,486
Interest income	2,097,249	2,204,286	5,679,868	6,022,796
Secondary gains	28,550,295	41,346,576	87,165,736	108,667,085
Change in fair value of loan commitments	(4,833,268)	(1,505,820)	(3,677,554)	1,459,568
Change in fair value of loans held for sale	1,061,917	-	1,061,917	-
Provision for loan loss reserve	(481,727)	(838,238)	(1,435,180)	(2,253,689)
Mortgage fee income	$41,597,573	$53,195,763	$122,086,734	$146,967,246

Loan Loss Reserve

When a repurchase demand corresponding to a mortgage loan previously held for sale and sold to a third-party investor is received from a third-party investor, the relevant data is reviewed and captured so that an estimated future loss can be calculated. The key factors that are used in the estimated loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third-party investor without having to make any payments to the investor.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

4)    Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30 2017	As of December 31 2016
Balance, beginning of period	$627,733	$2,805,900
Provision on current loan originations (1)	1,435,180	2,988,754
Additional provision for loan loss reserve	-	1,700,000
Charge-offs, net of recaptured amounts	108,175	(6,866,921)
Balance, end of period	$2,171,088	$627,733

(1) Included in Mortgage fee income

The Company believes the loan loss reserve represents probable loan losses incurred as of the balance sheet date. Actual loan loss experience could change, in the near-term, from the established reserve based upon claims that could be asserted by third-party investors. The Company believes there is potential to resolve any alleged claims by third-party investors on acceptable terms. If the Company is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third-party investor, the Company believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

5)    Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $102,429 and $84,949 has been recognized for these plans for the three months ended September 30, 2017 and 2016, respectively, and $305,741 and $253,427 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the total unrecognized compensation expense related to the options issued was $69,719, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock compensation plans as of September 30, 2017, and the changes during the nine months ended September 30, 2017, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	741,973	$4.33	556,298	$4.61
Granted	-		-
Exercised	-		(103,402)	1.31
Cancelled	-		(24,227)	1.31
Outstanding at September 30, 2017	741,973	$4.33	428,669	$5.59

As of September 30, 2017:
Options exercisable	706,854	$4.21	407,669	$5.50

As of September 30, 2017:
Available options for future grant	525,682		227,750

Weighted average contractual term of options outstanding at September 30, 2017	6.62 years		2.63 years

Weighted average contractual term of options exercisable at September 30, 2017	6.50 years		2.55 years

Aggregated intrinsic value of options outstanding at September 30, 2017 (1)	$941,567		$151,012

Aggregated intrinsic value of options exercisable at September 30, 2017 (1)	$941,311		$151,012

(1) The Company used a stock price of $5.10 as of September 30, 2017 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

5)    Stock Compensation Plans (Continued)

A summary of the status of the Company's stock compensation plans as of September 30, 2016, and the changes during the nine months ended September 30, 2016, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	618,261	$3.89	577,436	$3.54
Granted	-		-
Exercised	(32,417)	2.38	-
Cancelled	-		-
Outstanding at September 30, 2016	585,844	$3.97	577,436	$3.54

As of September 30, 2016:
Options exercisable	550,792	$3.82	551,186	$3.38

As of September 30, 2016:
Available options for future grant	397,342		57,750

Weighted average contractual term of options outstanding at September 30, 2016	6.99 years		2.00 years

Weighted average contractual term of options exercisable at September 30, 2016	6.86 years		1.90 years

Aggregated intrinsic value of options outstanding at September 30, 2016 (1)	$1,179,541		$1,460,167

Aggregated intrinsic value of options exercisable at September 30, 2016 (1)	$1,179,541		$1,460,167

(1) The Company used a stock price of $5.86 as of September 30, 2016 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months ended September 30, 2017 and 2016 was $578,017 and $98,663, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

6)    Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Numerator:
Net earnings	$1,096,838	$4,183,005	$5,442,702	$11,737,952
Denominator:
Basic weighted-average shares outstanding	15,256,857	14,830,078	15,159,569	14,744,779
Effect of dilutive securities:
Employee stock options	285,803	439,535	315,257	421,266

Diluted weighted-average shares outstanding	15,542,660	15,269,613	15,474,826	15,166,045

Basic net earnings per share	$0.07	$0.28	$0.36	$0.80

Diluted net earnings per share	$0.07	$0.27	$0.35	$0.77

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the nine months ended September 30, 2017 and 2016, there were 486,725 and 250,039 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

7)    Business Segment Information

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company's life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company's independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company's cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company's mortgage segment consists of fee income and expenses from the originations of residential mortgage loans and interest earned and interest expenses from warehousing loans held for sale.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

7)    Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
September 30, 2017
Revenues from external customers	$25,229,759	$2,988,137	$43,753,955	$-	$71,971,851
Intersegment revenues	3,333,593	116,290	86,580	(3,536,463)	-
Segment profit before income taxes	522,574	237,108	378,335	-	1,138,017

For the Three Months Ended
September 30, 2016
Revenues from external customers	$24,972,397	$2,900,917	$55,075,343	$-	$82,948,657
Intersegment revenues	3,318,369	107,745	79,164	(3,505,278)	-
Segment profit before income taxes	2,139,702	54,891	4,378,937	-	6,573,530

For the Nine Months Ended
September 30, 2017
Revenues from external customers	$77,112,117	$9,907,037	$128,953,552	$-	$215,972,706
Intersegment revenues	9,299,671	338,745	268,764	(9,907,180)	-
Segment profit before income taxes	4,824,654	1,331,896	1,873,536	-	8,030,086

Identifiable Assets	853,298,860	94,716,098	190,202,990	(133,079,207)	1,005,138,741
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	856,064,430	94,716,098	190,202,990	(133,079,207)	1,007,904,311

For the Nine Months Ended
September 30, 2016
Revenues from external customers	$70,616,968	$10,045,384	$151,829,880	$-	$232,492,232
Intersegment revenues	9,780,803	616,532	239,503	(10,636,838)	-
Segment profit before income taxes	5,785,464	1,283,553	11,561,479	-	18,630,496

Identifiable Assets	797,486,493	95,414,964	194,469,525	(138,809,339)	948,561,643
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	800,252,063	95,414,964	194,469,525	(138,809,339)	951,327,213

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
September 30, 2017 (Unaudited)

8)    Fair Value of Financial Instruments (Continued)

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Equity Securities Available for Sale: The fair values of investments in equity securities along with methods used to estimate such values are disclosed in Note 3 of the Notes to the condensed consolidated financial statements.

Restricted Assets: A portion of these assets include mutual funds and equity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents and participations in mortgage loans. The carrying amounts reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature.

Cemetery Endowment Care Trust Investments:  A portion of these assets include equity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents. The carrying amounts reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature.

Call and Put Options: The Company uses quoted market prices to value its call and put options.

Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

The items shown under Level 3 are valued as follows:

Loans Held for Sale, at Fair Value: The Company elected the fair value option for all loans held for sale originated after July 1, 2017. The fair value is based on quoted market prices, when available.  When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

8)    Fair Value of Financial Instruments (Continued)

Interest Rate Swaps: Management considers the interest rate swap instruments to be an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swap mirrors the term of the note payable and expires on the maturity date of the bank loan it hedges. The interest rate swaps are derivative financial instruments carried at their fair value. The fair value of the interest rate swap was derived from a model that factors in current market assumptions about future interest rates.

Impaired Mortgage Loans Held for Investment: The Company believes that the fair value of these nonperforming loans will approximate the unpaid principal balance expected to be recovered based on the fair value of the underlying collateral.  For residential and commercial properties, the collateral value is estimated by obtaining an independent appraisal.  The appraisal typically considers area comparables and property condition as well as potential rental income that could be generated (particularly for commercial properties).  For residential construction loans, the collateral is typically incomplete, so fair value is estimated as the replacement cost using data from Marshall and Swift, a provider of building cost information to the real estate construction.

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
September 30, 2017 (Unaudited)

8)    Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2017.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$5,957,488	$5,957,488	$-	$-
Total equity securities available for sale	$5,957,488	$5,957,488	$-	$-

Loans held for sale	$166,990,187	$-	$-	$166,990,187
Restricted assets (1)	78,421	78,421	-	-
Cemetery perpetual care trust investments (1)	676,881	676,881	-	-
Derivatives - loan commitments (2)	3,140,704	-	-	3,140,704
Total assets accounted for at fair value on a recurring basis	$176,843,681	$6,712,790	$-	$170,130,891

Liabilities accounted for at fair value on a recurring basis
Derivatives - bank loan interest rate swaps (3)	$(138)	$-	$-	$(138)
- call options (4)	(50,452)	(50,452)	-	-
- put options (4)	(63,637)	(63,637)	-	-
- loan commitments (4)	(8,926)	-	-	(8,926)
Total liabilities accounted for at fair value on a recurring basis	$(123,153)	$(114,089)	$-	$(9,064)

(1) Excluding cash
(2) Included in other assets on the condensed consolidated balance sheet
(3) Included in bank and other loans payable on the condensed consolidated balance sheet
(4) Included in other liabilities and accrued expenses on the condensed consolidated balance sheet

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Bank Loan Interest Rate Swaps	Loans Held for Sale
Balance - December 31, 2016	$6,809,332	$(3,308)	$-
Purchases			636,022,818
Sales			(473,930,540)
Total gains (losses):
Included in earnings (1)	(3,677,554)	-	4,897,909
Included in other comprehensive income (2)	-	3,170	-

Balance - September 30, 2017	$3,131,778	$(138)	$166,990,187

(1) As a component of Mortgage fee income on the condensed consolidated statement of earnings
(2) As a component of Unrealized gains on derivative instruments on the condensed consolidated statement of comprehensive income

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

8)    Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2017.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$5,218,392	$-	$-	$5,218,392
Mortgage servicing rights additions	4,057,974	-	-	4,057,974
Total assets accounted for at fair value on a nonrecurring basis	$9,276,366	$-	$-	$9,276,366

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$9,911,256	$9,911,256	$-	$-
Total equity securities available for sale	$9,911,256	$9,911,256	$-	$-

Restricted assets (1)	$736,603	$736,603	$-	$-
Cemetery perpetual care trust investments (1)	698,202	698,202	-	-
Derivatives - loan commitments (2)	6,911,544	-	-	6,911,544
Total assets accounted for at fair value on a recurring basis	$18,257,605	$11,346,061	$-	$6,911,544
Liabilities accounted for at fair value on a recurring basis
Derivatives - bank loan interest rate swaps (3)	$(3,308)	-	-	$(3,308)
- call options (4)	(109,474)	(109,474)	-	-
- put options (4)	(26,494)	(26,494)	-	-
- loan commitments (4)	(102,212)	-	-	(102,212)
Total liabilities accounted for at fair value on a recurring basis	$(241,488)	$(135,968)	$-	$(105,520)

(1) Excluding cash
(2) Included in other assets on the condensed consolidated balance sheet
(3) Included in bank and other loans payable on the condensed consolidated balance sheet
(4) Included in other liabilities and accrued expenses on the condensed consolidated balance sheet

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

8)    Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2015	$7,671,495	$(13,947)
Total gains (losses):
Included in earnings (1)	(862,163)	-
Included in other comprehensive income (2)	-	10,639
Balance - December 31, 2016	$6,809,332	$(3,308)

(1) As a component of Mortgage fee income on the condensed consolidated statement of earnings
(2) As a component of Unrealized gains on derivative instruments on the condensed consolidated statement of comprehensive income

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2016.

		Quoted Prices in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$2,809,925	$-	$-	$2,809,925
Mortgage servicing rights additions	8,603,154	-	-	8,603,154
Real estate held for investment	2,347,820	-	-	2,347,820

Total assets accounted for at fair value on a nonrecurring basis	$13,760,899	$-	$-	$13,760,899

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

8)    Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2017 and December 31, 2016.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$230,811,272	$-	$243,807,562	$-	$243,807,562
Mortgage loans held for investment:
Residential	63,908,714	-	-	68,139,551	68,139,551
Residential construction	40,884,948	-	-	40,884,948	40,884,948
Commercial	42,507,029	-	-	44,223,823	44,223,823
Mortgage loans held for investment, net	$147,300,691	$-	$-	$153,248,322	$153,248,322
Loans held for sale (at amortized costs)	34,905,719	-	-	35,131,853	35,131,853
Policy loans	6,677,924	-	-	6,677,924	6,677,924
Insurance assignments, net (1)	32,198,144	-	-	32,198,144	32,198,144
Short-term investments	17,830,990	-	17,830,990	-	17,830,990
Mortgage servicing rights, net	20,396,568	-	-	26,785,380	26,785,380

Liabilities
Bank and other loans payable	$(182,769,531)	$-	$-	$(182,769,531)	$(182,769,531)
Policyholder account balances (2)	(48,200,442)	-	-	(37,564,692)	(37,564,692)
Future policy benefits - annuities (2)	(99,519,758)	-	-	(100,851,101)	(100,851,101)

(1) Included in policy loans and other investments on the condensed consolidated balance sheet.
(2) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheet.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

8)    Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$184,979,644	$-	$191,850,749	$-	$191,850,749
Mortgage loans held for investment:
Residential	57,096,961	-	-	61,357,393	61,357,393
Residential construction	40,700,003	-	-	40,700,003	40,700,003
Commercial	51,193,768	-	-	53,299,800	53,299,800
Mortgage loans held for investment, net	$148,990,732	$-	$-	$155,357,196	$155,357,196
Loans held for sale	189,578,243	-	-	192,289,854	192,289,854
Policy loans	6,694,148	-	-	6,694,148	6,694,148
Insurance assignments, net (1)	32,477,246	-	-	32,477,246	32,477,246
Short-term investments	27,560,040	-	27,560,040	-	27,560,040
Mortgage servicing rights, net	18,872,362	-	-	25,496,832	25,496,832

Liabilities
Bank and other loans payable	$(152,137,371)	$-	$-	$(152,137,371)	$(152,137,371)
Policyholder account balances (2)	(49,421,125)	-	-	(38,530,031)	(38,530,031)
Future policy benefits - annuities (2)	(99,388,662)	-	-	(100,253,261)	(100,253,261)

(1) Included in policy loans and other investments on the condensed consolidated balance sheet.
(2) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheet.

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of these financial instruments are summarized as follows:

Fixed Maturity Securities Held to Maturity: The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments.

Mortgage Loans Held for Investment: The estimated fair value of the Company's mortgage loans held for investment is determined using various methods. The Company's mortgage loans are grouped into three categories: Residential, Residential Construction and Commercial. When estimating the expected future cash flows, it is assumed that all loans will be held to maturity, and any loans that are non-performing are evaluated individually for impairment.

Residential – The estimated fair value of mortgage loans is determined through a combination of discounted cash flows (estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages) and considering pricing of similar loans that were sold recently.

Residential Construction – These loans are primarily short in maturity accordingly, the estimated fair value is determined to be the carrying value.

Commercial – The estimated fair value is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates for commercial mortgages.

Loans Held for Sale, at Amortized Cost: The fair value is based on quoted market prices, when available.  When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets.

Policy Loans: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values because they are fully collateralized by the cash surrender value of the underlying insurance policies.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

8)    Fair Value of Financial Instruments (Continued)

Insurance Assignments, Net: These investments are primarily short in maturity, accordingly, the carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values.

Short-Term Investments: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values due to their short-term nature.

Mortgage Servicing Rights, Net: The methods used to determine fair value of mortgage servicing rights were previously disclosed in this Note 8.

Bank and Other Loans Payable: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values due to their relatively short-term maturities and variable interest rates.

Policyholder Account Balances and Future Policy Benefits-Annuities:  Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 1.5% to 6.5%. The fair values for these investment-type insurance contracts are estimated based on the present value of liability cash flows.

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

9) Allowance for Doubtful Accounts

The Company records an allowance and recognizes an expense for potential losses from other investments and receivables in accordance with generally accepted accounting principles.

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
September 30, 2017 (Unaudited)

10)    Derivative Instruments

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

10)    Derivative Instruments (Continued)

The following table shows the notional amount and fair value of derivatives as of September 30, 2017 and December 31, 2016.

	Fair Values and Notional Values of Derivative Instruments
		September 30, 2017			December 31, 2016
Balance Sheet Location		Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$147,086,043	$3,140,704	$8,926	$191,757,193	$6,911,544	$102,212
Call options	Other liabilities	1,473,050	--	50,452	2,169,850	--	109,474
Put options	Other liabilities	2,593,300	--	63,637	1,336,750	--	26,494
Derivatives designated as fair value hedging instruments:
Interest rate swaps	Bank and other loans payable	43,940	--	138	175,762	--	3,308
Total		$151,196,333	$3,140,704	$123,153	$195,439,555	$6,911,544	$241,488

The following table shows the gains and losses on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended September 30		Nine Months Ended September 30
Derivative	Classification	2017	2016	2017	2016
Interest Rate Swaps	Other comprehensive income	$554	$-	$3,170	$5,541

Loan commitments	Mortgage fee income	$(4,833,268)	$(1,505,820)	$(3,677,554)	$1,459,568

Call and put options	Realized gains on investments and other assets	$27,734	$73,250	$216,561	$210,522

11)    Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2017 and December 31, 2016, the balances were $2,171,000 and $628,000, respectively.

Mortgage Loan Loss Litigation

Lehman Brothers Holdings Litigation – Delaware and New York

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

11)    Reinsurance, Commitments and Contingencies (Continued)

Lehman Holdings filed a motion in May 2014 with the U.S. Bankruptcy Court of the Southern District of New York to require the mortgage loan originators, including SecurityNational Mortgage, to engage in non-binding mediations of their alleged indemnification claims against the mortgage loan originators relative to the Fannie Mae and Freddie Mac settlements with Lehman Holdings.  The mediation was not successful in resolving any issues between SecurityNational Mortgage and Lehman Holdings.

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

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of September 30, 2017, the Company's commitments were approximately $69,601,000 for these loans, of which $41,307,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

12)    Mortgage Servicing Rights

The Company initially records these Mortgage Servicing Rights ("MSRs") at fair value as discussed in Note 8.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

12)    Mortgage Servicing Rights (Continued)

The following is a summary of the MSR activity for the periods presented.

	As of September 30 2017	As of December 31 2016
Amortized cost:
Balance before valuation allowance at beginning of year	$18,872,362	$12,679,755
MSR additions resulting from loan sales	4,057,974	8,603,154
Amortization (1)	(2,533,768)	(2,410,547)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$20,396,568	$18,872,362

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$20,396,568	$18,872,362

Estimated fair value of MSRs at end of period	$26,785,380	$25,496,832

(1) Included in other expenses on the condensed consolidated statements of earnings

The following table summarizes the Company's estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2017	$162,284
2018	3,372,381
2019	3,372,381
2020	3,372,381
2021	3,372,381
Thereafter	6,744,760
Total	$20,396,568

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Contractual servicing fees	$1,848,831	$1,496,365	$5,359,425	$4,024,720
Late fees	99,077	67,032	266,218	189,237
Total	$1,947,908	$1,563,397	$5,625,643	$4,213,957

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

12)    Mortgage Servicing Rights (Continued)

The following is a summary of the unpaid principal balances ("UPB") of the servicing portfolio for the periods presented:

	As of September 30 2017	As of December 31 2016
Servicing UPB	$3,003,608,494	$2,720,441,340

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2017	3.59	6.2	10.01
December 31, 2016	3.77	6.52	10.01

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

13) Acquisitions

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

The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Fixed maturity securities, held to maturity	$43,878,084
Equity securities, available for sale	646,335
Mortgage loans held for investment	4,528,582
Real estate held for investment	528,947
Policy loans	145,953
Short-term investments	5,358,403
Accrued investment income	585,985
Cash and cash equivalents	2,424,480
Receivables	73,347
Property and equipment	21,083
Deferred tax asset	1,190,862
Receivable from reinsurers	34,948
Other	57,768
Total assets acquired	59,474,777
Future policy benefits and unpaid claims	(52,648,838)
Accounts payable	(6,953)
Other liabilities and accrued expenses	(65,986)
Total liabilities assumed	(52,721,777)
Fair value of net assets acquired/consideration paid	$6,753,000

The estimated fair value of the fixed maturity securities and the equity securities is based on unadjusted quoted prices for identical assets in an active market.  These types of financial assets are considered Level 1 under the fair value hierarchy. The estimated fair value of future policy benefits and unpaid claims is based on assumptions of the future value of the business acquired. Based on the unobservable nature of certain of these assumptions, the valuation for these financial liabilities is considered to be Level 3 under the fair value hierarchy. The Company determined that the estimated fair value of the remaining assets and liabilities acquired approximated their book values. The fair value of assets acquired and liabilities assumed were subject to adjustment during the first twelve months after the acquisition date if additional information became available to indicate a more accurate or appropriate value for an asset or liability. No adjustments were made.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017 (Unaudited)

13)    Acquisitions (Continued)

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of First Guaranty had occurred at the beginning of the three and nine-month periods ended September 30, 2016. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

For the Nine Months Ended September 30 (unaudited)
2016
Total revenues	$234,629,101
Net earnings	$11,472,978
Net earnings per Class A equivalent common share	$0.78
Net earnings per Class A equivalent common share
assuming dilution	$0.76

The pro forma results for the three and nine-month periods ended September 30, 2017 and for the three-month period ended September 30, 2016 are not included in the table above because the operating results for the First Guaranty acquisition were included in the Company's condensed consolidated statements of earnings for these periods.

14) Income Taxes

The Company's overall effective tax rate for the three months ended September 30, 2017 and 2016 was 3.6% and 36.4%, respectively, which resulted in a provision for income taxes of $41,000 and $2,390,000, respectively.  The Company's overall effective tax rate for the nine months ended September 30, 2017 and 2016 was 32.2% and 37.0%, respectively, which resulted in a provision for income taxes of $2,587,000 and $6,892,000, respectively.  The Company's effective tax rates differ from the U.S. federal statutory rate of 34% largely due to its provision for state income taxes and a reduction in the valuation allowance related to the prior acquisition of First Guaranty Insurance Company that decreased the effective income tax rates for both periods, when compared to the prior year periods.

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

The following table shows the condensed financial results of the insurance operations for three and nine months ended September 30, 2017 and 2016.  See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$17,490	$17,157	2%	$52,345	$47,508	10%
Net investment income	8,110	7,828	4%	24,831	22,768	9%
Other	(370)	(13)	2746%	(64)	341	(119%)
Total	$25,230	$24,972	1%	$77,112	$70,617	9%
Intersegment revenue	$3,334	$3,319	0%	$9,300	$9,781	(5%)
Earnings before income taxes	$523	$2,139	(76%)	$4,825	$5,785	(17%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company ("SecurityNational Mortgage"). Profitability in the three and nine months ended September 30, 2017 has decreased due to increases in benefits and expenses and increases in other than temporary impairments.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and nine months ended September 30, 2017 and 2016. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,161	$1,059	10%	$3,749	$3,711	1%
Cemetery revenues	1,697	1,818	(7%)	6,041	6,186	(2%)
Other	130	24	442%	117	148	(21%)
Total	$2,988	$2,901	3%	$9,907	$10,045	(1%)
Earnings before income taxes	$237	$55	331%	$1,332	$1,284	4%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes and maintenance expenses. Memorial Estates has recorded depreciation on these properties of $157,000 and $176,000 for the three months ended September 30, 2017 and 2016, respectively, and $490,000 and $543,000 for the nine months ended September 30, 2017 and 2016, respectively.

Mortgage Operations

The Company's wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage Company (formerly known as Green Street Mortgage Services, Inc.), are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage and EverLEND Mortgage originate and refinance mortgage loans on a retail basis. Mortgage loans originated or refinanced by the Company's mortgage subsidiaries are funded through loan purchase agreements with Security National Life and unaffiliated financial institutions.

The Company's mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 30% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the nine months ended September 30, 2017 and 2016, SecurityNational Mortgage originated 9,773 loans ($1,913,207,000 total volume) and 11,720 loans ($2,252,108,000 total volume), respectively. For the nine months ended September 30, 2017 and 2016, EverLEND Mortgage originated 29 loans ($6,715,000 total volume) and one loan ($256,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2017 and 2016.  See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$15,204	$13,728	11%	$41,788	$43,163	(3%)
Secondary gains from investors	28,550	41,347	(31%)	87,166	108,667	(20%)
Total	$43,754	$55,075	(21%)	$128,954	$151,830	(15%)
Earnings before income taxes	$379	$4,379	(91%)	$1,874	$11,561	(84%)

The decrease in earnings for the three and nine months ended September 30, 2017 was due to a reduction in mortgage loan originations and refinancings, and subsequent sales into the secondary market.

Mortgage Loan Loss Settlements
Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of September 30, 2017 and December 31, 2016, the balances were $2,171,000 and $628,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total revenues decreased by $10,977,000, or 13.2%, to $71,972,000 for the three months ended September 30, 2017, from $82,949,000 for the comparable period in 2016. Contributing to this decrease in total revenues was a $11,598,000 decrease in mortgage fee income, a $280,000 decrease in realized gains on investments and other assets, a $133,000 increase in other than temporary impairments on investments, and a $59,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was partially offset by a $490,000 increase in other revenues, a $332,000 increase in insurance premiums and other considerations, and a $271,000 increase in net investment income.

Insurance premiums and other considerations increased by $332,000, or 1.9%, to $17,489,000 for the three months ended September 30, 2017, from $17,157,000 for the comparable period in 2016. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $271,000, or 3.4%, to $8,361,000 for the three months ended September 30, 2017, from $8,090,000 for the comparable period in 2016. This increase was primarily attributable to a $282,000 increase in fixed maturity securities income, a $282,000 increase in insurance assignment income, a $142,000 increase in mortgage loan interest, an $89,000 increase in short-term investment income, an $82,000 increase in rental income from real estate owned, and a $16,000 increase in income from other investments. This increase was partially offset by a $600,000 increase in investment expenses, a $12,000 decrease in equity securities income, and a $10,000 decrease in policy loan income.

Net mortuary and cemetery sales decreased by $59,000, or 2.1%, to $2,717,000 for the three months ended September 30, 2017, from $2,776,000 for the comparable period in 2016. This decrease was primarily due to a decrease in sales of cemetery plots, markers and vaults.

Realized gains on investments and other assets decreased by $280,000, or 716.1%, to $319,000 in realized losses for the three months ended September 30, 2017, from $39,000 in realized losses for the comparable period in 2016. This decrease in realized gains on investments and other assets was primarily attributable to a $602,000 increase in realized losses on fixed maturity securities, and a $6,000 increase in realized losses on securities available for sale. This increase was partially offset by a $328,000 increase in realized gains on other assets due to the sale of various residential real estate properties.

Mortgage fee income decreased by $11,598,000, or 21.8%, to $41,598,000, for the three months ended September 30, 2017, from $53,196,000 for the comparable period in 2016.  This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings was primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations and refinancings by SecurityNational Mortgage has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from SecurityNational Mortgage.

Other revenues increased by $490,000, or 27.2%, to $2,289,000 for the three months ended September 30, 2017, from $1,799,000 for the comparable period in 2016. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $70,834,000, or 98.4% of total revenues, for the three months ended September 30, 2017, as compared to $76,375,000, or 92.1% of total revenues, for the comparable period in 2016.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,791,000 or 12.6%, to $16,055,000 for the three months ended September 30, 2017, from $14,264,000 for the comparable period in 2016. This increase was primarily the result of a $1,522,000 increase in death benefits and a $352,000 increase in future policy benefits. This increase was partially offset by a $83,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $62,000, or 2.7%, to $2,239,000 for the three months ended September 30, 2017, from $2,301,000 for the comparable period in 2016. This decrease was primarily due to improved persistency in the traditional life business.

Selling, general and administrative expenses decreased by $7,417,000, or 12.8%, to $50,431,000 for the three months ended September 30, 2017, from $57,848,000 for the comparable period in 2016. This decrease was primarily the result of a $5,396,000 decrease in commissions resulting from a decrease in sales (primarily mortgage fee income), a $1,040,000 decrease in other expenses, a $600,000 decrease in the provision for loan loss reserve, a $555,000 decrease in personnel expenses, a $394,000 decrease in advertising, and a $11,000 decrease in depreciation on property and equipment. This decrease was partially offset by a $444,000 increase in costs related to funding mortgage loans, and a $135,000 increase in rent and rent related expenses.

Interest expense increased by $180,000, or 12.2%, to $1,656,000 for the three months ended September 30, 2017, from $1,476,000 for the comparable period in 2016. This increase was primarily due to an increase in interest expense on mortgage warehouse lines and interest expense on bank loans for real estate held for investment.

Comprehensive income for the three months ended September 30, 2017 and 2016 amounted to gains of $1,191,000 and $4,321,000, respectively. This $3,130,000 decrease in comprehensive income was primarily the result of a $3,086,000 decrease in net income and a $44,000 decrease in unrealized gains in securities available for sale.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Total revenues decreased by $16,519,000, or 7.1%, to $215,973,000 for the nine months ended September 30, 2017, from $232,492,000 for the comparable period in 2016. Contributing to this decrease in total revenues was a $24,881,000 decrease in mortgage fee income, a $348,000 increase in other than temporary impairments on investments, and a $185,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was partially offset by $4,837,000 increase in insurance premiums and other considerations, a $2,075,000 increase in net investment income, a $1,449,000 increase in other revenues, and a $534,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $4,837,000, or 10.2%, to $52,345,000 for the nine months ended September 30, 2017, from $47,508,000 for the comparable period in 2016. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $2,074,000, or 8.8%, to $25,559,000 for the nine months ended September 30, 2017, from $23,484,000 for the comparable period in 2016. This increase was primarily attributable to a $1,028,000 increase in insurance assignment income, a $1,002,000 increase in fixed maturity securities income, a $565,000 increase in mortgage loan interest, a $378,000 increase in rental income from real estate owned, a $246,000 increase in short-term investment income, a $63,000 increase in policy loan income, and a $22,000 increase in income from other investments. This increase was partially offset by a $1,230,000 increase in investment expenses.

Net mortuary and cemetery sales decreased by $185,000, or 1.9%, to $9,357,000 for the nine months ended September 30, 2017, from $9,542,000 for the comparable period in 2016. This decrease was primarily due to a decrease in sales of cemetery plots, markers and vaults.

Realized gains on investments and other assets increased by $534,000, or 297.7%, to $713,000 in realized gains for the nine months ended September 30, 2017, from $179,000 in realized gains for the comparable period in 2016. This increase in realized gains on investments and other assets was primarily attributable to a $1,374,000 increase in realized gains on other assets due to the sale of a commercial real estate property and various residential real estate properties. This increase was partially offset by a $775,000 increase in realized losses on fixed maturity securities, and a $65,000 increase in realized losses on securities available for sale.

Mortgage fee income decreased by $24,881,000, or 16.9%, to $122,086,000, for the nine months ended September 30, 2017, from $146,967,000 for the comparable period in 2016.  This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings was primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations and refinancings by SecurityNational Mortgage has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from SecurityNational Mortgage.

Other revenues increased by $1,449,000, or 29.3%, to $6,394,000 for the nine months ended September 30, 2017, from $4,945,000 for the comparable period in 2016. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $207,943,000, or 96.3% of total revenues, for the nine months ended September 30, 2017, as compared to $213,862,000, or 92.0% of total revenues, for the comparable period in 2016.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $5,971,000 or 15.0%, to $45,868,000 for the nine months ended September 30, 2017, from $39,897,000 for the comparable period in 2016. This increase was primarily the result of a $3,704,000 increase in death benefits, a $1,892,000 increase in future policy benefits, and a $375,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $50,000, or 0.8%, to $6,271,000 for the nine months ended September 30, 2017, from $6,221,000 for the comparable period in 2016. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses decreased by $12,571,000, or 7.7%, to $150,000,000 for the nine months ended September 30, 2017, from $162,571,000 for the comparable period in 2016. This decrease was primarily the result of a $14,338,000 decrease in commissions resulting from a decrease in sales (primarily mortgage fee income), a $646,000 decrease in advertising, and a $600,000 decrease in the provision for loan loss reserve. This increase was partially offset by a $1,220,000 increase in personnel expenses, a $839,000 increase in other expenses, a $458,000 increase in rent and rent related expenses, a $358,000 increase in costs related to funding mortgage loans, and a $138,000 increase in depreciation on property and equipment.

Interest expense increased by $520,000, or 13.8%, to $4,295,000 for the nine months ended September 30, 2017, from $3,775,000 for the comparable period in 2016. This increase was primarily due to an increase in interest expense on mortgage warehouse lines and interest expense on bank loans related to real estate held for investment.

Comprehensive income for the nine months ended September 30, 2017 and 2016 amounted to gains of $5,515,000 and $12,188,000, respectively. This $6,673,000 decrease in comprehensive income was primarily the result of a $6,295,000 decrease in net income and a $378,000 decrease in unrealized gains in securities available for sale.

Liquidity and Capital Resources

The Company's life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held to maturity investments or sale of other investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans, and fees earned from mortgage loans sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the nine months ended September 30, 2017 and 2016, the Company's operations provided cash of $6,030,000 and $17,639,672, respectively. This decrease was due primarily to a decline in cash collected on loans held for sale during the nine months ended September 30, 2017.

The Company's liability for future policy benefits is expected to be paid out over the long-term due to the Company's market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person's death. A person generally will keep these policies in force and will not surrender them prior to a person's death. Because of the long-term nature of these liabilities, the Company is able to hold to maturity its bonds, real estate and mortgage loans, thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in fair values.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $230,188,000 and $184,356,000 as of September 30, 2017 and December 31, 2016, respectively. This represents 38.5% and 33.1% of the total investments as of September 30, 2017 and December 31, 2016, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2017, 5.4% (or $12,449,000) and at December 31, 2016, 9.0% (or $16,513,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2017 and December 31, 2016, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank and other loans payable was $322,114,000 as of September 30, 2017, as compared to $284,700,000 as of December 31, 2016. Stockholders' equity as a percent of total capitalization was 43.3% and 46.6% as of September 30, 2017 and December 31, 2016, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2016 was 9.6% as compared to a rate of 7.4% for 2015. The 2017 lapse rate to date has been approximately the same as 2016.

At September 30, 2017, the statutory capital and surplus of the Company's life insurance subsidiaries was $42,584,000. The life insurance subsidiaries cannot pay a dividend to its parent company, without approval of state insurance regulatory authorities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2017, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2017, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

Except for the material weaknesses discussed in the Company's Annual Report on Form 10K/A, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) in the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The Company is implementing measures to remediate the underlying causes that gave rise to the material weaknesses. The following remediation steps are among the measures currently being implemented at the time of this filing by management: (i) a thorough review of the accounting department to ensure that the staff has the appropriate training and the level of reviews are commensurate with the complexity of the accounting; (ii) a thorough review of the processes and procedures used in the Company's accounting policies and the implementation of those policies; and (iii) engaging an outside specialist to help with the complex accounting matters related to the Company's mortgage banking operations.

The Company believes the measures described above will remediate the control deficiencies that it identified and strengthened its internal control over financial reporting. The Company is committed to continuous improvement of its internal control processes and will continue to diligently review its financial reporting controls and procedures.

Part II - Other Information

Item 1.    Legal Proceedings.

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

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

The following table shows the Company's repurchase activity during the nine months ended September 30, 2017 under the Stock Purchase Plan.

Period	(a) Total Number of Class A Shares Purchased		(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
1/1/2017-1/31/2017	-		-
2/1/2017-2/28/2017	-		-
3/1/2017-3/31/2017	29,393	(1)	$6.31
4/1/2017-4/30/2017	-		-
5/1/2017-5/31/2017	-		-
6/1/2017-6/30/2017	-		-
7/1/2017-7/31/2017	-		-
8/1/2017-8/31/2017	-		-
9/1/2017-9/30/2017	-		-

Total	29,393		$6.31	-	-

(1) On March 29, 2017, the Company purchased 29,393 shares of its Class A common stock from Scott M. Quist, Chairman, President and Chief Executive Officer of the Company, pursuant to the Company's Stock Purchase Plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

Item 5.    Other Information.

None.

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

(a)(3)  Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment to Articles of Incorporation (9)

3.2	Amended Bylaws (11)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

7.1	Letter from Eide Bailly, LLP (10)

10.1	Amended Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)

10.2	2003 Stock Option Plan (2)

10.3	2006 Director Stock Option Plan (3)

10.4	2013 Amended Stock Option and Other Equity Incentive Awards Plan (8)

10.5	2014 Director Stock Option Plan (4)

10.6	Employment agreement with Scott M. Quist (6)

10.7	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (5)

10.8	Stock Purchase Agreement among Security National Financial Corporation, and Reppond Holding Company, to purchase First Guaranty Insurance Company (8)

21	Subsidiaries of the Registrant (11)

23.1	Consent of Eide Bailly LLP (7)

23.2	Consent of Mackey Price & Mecham (7)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
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
(5)	Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014
(6)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2015
(7)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(9)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(10)	Incorporated by reference from Report on Form 8-K, as filed on August 4, 2017
(11)	Incorporated by reference from Report on Form 10-Q, as filed on August 25, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 14, 2017	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)