Form 10-K
period 2017-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2018-04-02
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission file number 000-09341

SECURITY NATIONAL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5300 South 360 West, Suite 250 Salt Lake City, Utah	84123
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(801) 264-1060

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class which registered	Name of each exchange on
Class A common stock, $2.00 Par Value	Nasdaq Stock Market
Class C common stock, $2.00 Par Value	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017, the aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant was approximately $32,000,000 based on the $6.07 closing sale price of the Class A common stock as reported on The Nasdaq Stock Market.

As of March 28, 2018, there were outstanding 14,569,321 shares of Class A common stock, $2.00 par value per share, and 2,089,372 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2017

PART I

Item 1.  Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eight mortuaries and five cemeteries in the state of Utah and one cemetery in the state of California. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes and other real estate projects. The mortgage segment operates through 145 retail and three wholesale offices in 28 states, and is an approved mortgage lender in several other states.

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

See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding business segments of the Company.

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

Markets and Distribution

The Company is licensed to sell insurance in 38 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific niche markets. The Company's funeral plan policies are sold primarily to persons who range in age from 45 to 85 and have low to moderate income. A majority of the Company's funeral plan premiums come from the states of Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Texas and Utah.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2017:

	2017	2016		2015	2014	2013
Life Insurance
Policy/Cert Count as of December 31	533,065	531,775	(1)	509,058	497,933	498,228
Insurance in force as of December 31 (omitted 000)	$1,759,148	$1,672,081	(1)	$2,862,803	$2,763,496	$2,828,470
Premiums Collected (omitted 000)	$69,565	$65,220	(1)	$55,780	$52,418	$50,009
 _____________

(1)	Includes the acquisition of First Guaranty and the termination of the reinsurance assumed from Servicemembers' Group Life Insurance ("SGLI").

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

Age Nearest Birthday	Non‑Medical Limits
0‑50	$ 100,000
51‑up	Medical information required (APS or exam)

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

The following table summarizes the annuity business for the five years ended December 31, 2017:

	2017	2016		2015	2014	2013
Annuities Policy/Cert Count as of December 31	22,729	21,364	(1)	12,022	12,701	12,703
Deposits Collected (omitted 000)	$10,353	$11,019	(1)	$8,069	$8,010	$7,281
____________

(1)	Includes the acquisition of First Guaranty.

Accident and Health

Products

With the acquisition of Capital Investors in 1994, the Company acquired a small block of accident and health policies. Since 1999, the Company has offered a low-cost comprehensive diver's accident policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident.

Markets and Distribution

The Company currently markets its diver's accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2017:

	2017	2016	2015	2014	2013
Accident and Health Policy/Cert Count as of December 31	4,069	4,761	5,185	5,838	6,451
Premiums Collected (omitted 000)	$104	$113	$119	$133	$144

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

It is the Company's policy to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2017, was $60,564,000, which represents approximately 3.4% of the Company's life insurance in force on that date.

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

Recent Acquisitions and Other Business Activities

Acquisition of First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation ("Reppond Holding") and sole shareholder of First Guaranty Insurance Company, a Louisiana domestic stock legal reserve life insurance company, to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the stock purchase agreement, dated February 17, 2016, between Security National Life and Reppond Holding, which was later amended on March 4 and 17, 2016, Security National Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders.

Real Estate Development

The Company is capitalizing on the opportunity to develop commercial assets on its existing properties. The cost to acquire existing for-sale assets currently exceeds the replacement costs, thus creating the opportunity for development and redevelopment of the land the Company currently owns. The Company has developed, or is in the process of developing, assets that have an initial development cost exceeding $100,000,000.  The Company plans to continue its development endeavors as the market demands.

Dry Creek at East Village Apartments

The construction of Dry Creek at East Village ("Dry Creek") was completed in December 2015.  The total project consists of 282 units and contains a mixture of one, two and three bedroom units.  It is located within close proximity to a transit hub and as of December 31, 2017, was 94% occupied.  Rental rates increased in the market by 9.8% over pro forma rents, and effective (achieved) rates net of concessions also increased.  Leasing remains strong and vacancy rates in the market remain below the long-term average.

As Dry Creek has matured in its leasing and operations, the management group has pushed to retain tenants and increase the resident experience. This optimism has seen great acceptance as Dry Creek continues to maintain longer term residents and management offers a Class A living experience in the suburban market of Salt Lake City. See Note 25 of the Notes to Consolidated Financial Statements regarding the disposition of Dry Creek.

53rd Center Development

In 2015, the Company broke ground and commenced development on the first phase of its new corporate campus.  The anticipated project, comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City, is envisioned to be a multi-year, phased development. At full development, the project will include nearly one million square-feet in six buildings, ranging from four to ten stories, and will be serviced by three parking structures with about 4,000 stalls.

The first phase of the project includes a building and a parking garage consisting of nearly 200,000 square feet of office and retail space with 748 parking stalls. This phase of the campus was completed in July 2017. The Company is currently in the process of leasing the building.

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

The Company's life insurance subsidiaries are currently subject to regulation in Utah, Arkansas, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed "extraordinary" under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Company is currently undergoing examinations by Arkansas, Mississippi, Texas and Utah for the four year period ending December 31, 2017 and by Louisiana for the four year period ending December 31, 2016. The Texas Department of Banking also audits pre-need insurance policies that are issued in the state of Texas.  Pre-need policies are life and annuity products sold as the funding mechanism for funeral plans through funeral homes by Security National agents.  The Company is required to send the Texas Department of Banking an annual report that summarizes the number of policies in force and the face amount or death benefit for each policy.  This annual report also indicates the number of new policies issued for that year, all death claims paid that year, and all premiums received.

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

Income Taxes

The Company's insurance subsidiaries, Security National Life and First Guaranty, are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions and reserves for future policyholder benefits (with modifications). The Company may be subject to the corporate Alternative Minimum Tax (AMT) for tax years ending prior to January 1, 2018. The Tax Cuts and Jobs Act (the "Tax Act") repealed the corporate AMT for tax years beginning after December 31, 2017. Also, under the Tax Act, December 31, 2017 policyholder surplus account balances result in taxable income over a period of eight years.

Security National Life and First Guaranty calculate their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five or ten-year period. The Tax Act changed this recognition period for amounts deferred after December 31, 2017 to a five or fifteen-year period.

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

Competition

The life insurance industry is highly competitive. There are approximately 1,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price and customer service. The Company's insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and more diversified line of insurance products than the Company. In addition, such companies generally have a larger sales force. Further, the Company competes with mutual insurance companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is smaller by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

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

Employees

As of December 31, 2017, the Company had 1,267 full-time and 186 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
5300 S. 360 W.	Salt Lake City	UT	Corporate Headquarters	Owned	36,000	N/A			N/A
5201 S. Green St.	Salt Lake City	UT	Mortgage Operations	Owned	12,498	N/A			N/A
1044 River Oaks Dr.	Flowood	MS	Insurance Operations	Owned	5,522	N/A			N/A
5239 Greenpine Dr.	Murray	UT	Funeral Service Operations	Owned	1,642	N/A			N/A
121 W. Election Rd., Suite 100	Draper	UT	Mortgage Sales	Owned	15,119	N/A			N/A
497-A Sutton Bridge Rd.	Rainbow City	AL	Fast Funding Operations	Leased	5,500	$33,600	/	yr	6/30/2018
3515 Pelham Rd., Suite 200	Greenville	SC	Fast Funding Operations	Leased	4,000	$4,643	/	mo	5/31/2018
16427 North Scottsdale Rd.	Scottsdale	AZ	Mortgage Sales	Leased	3,966	$10,246	/	mo	2/29/2020
17015 N. Scottsdale Rd., Suite 125	Scottsdale	AZ	Mortgage Sales	Leased	6,070	$13,025	/	mo	4/30/2020
8600 East Anderson Dr., Suite 240	Scottsdale	AZ	Mortgage Sales	Leased	3,756	$8,138	/	mo	10/31/2019
1819 S. Dobson	Mesa	AZ	Mortgage Sales	Leased	2,397	$1,381	/	mo	4/30/2018
6751 N. Sunset Blvd.	Glendale	AZ	Mortgage Sales	Leased	3,431	$6,576	/	mo	6/30/2018
2450 S. Gilbert Rd.	Chandler	AZ	Mortgage Sales	Sub-Leased	6,306	$10,247	/	mo	2/28/2019
8525 Madison Ave, Suite 142	Fair Oaks	CA	Mortgage Sales	Sub-Leased	2,435	$4,013	/	mo	6/31/2018
3435 South Demaree	Visalia	CA	Mortgage Sales	Leased	1,740	$2,175	/	mo	4/30/2019
2333 San Ramon Vallue Blvd.	San Ramon	CA	Mortgage Sales	Leased	1,563	$3,908	/	mo	5/30/2019
3005 Douglas Blvd., Suite 100	Roseville	CA	Mortgage Sales	Leased	3,722	$7,406	/	mo	4/14/2018
140 Gregory Ln.	Pleasant Hill	CA	Mortgage Sales	Leased	3,125	$3,244	/	mo	1/31/2019
750 University Ave.	Los Gatos	CA	Mortgage Sales	Sub-Leased	2,137	$9,018	/	mo	4/30/2018
3908 Hathaway Ave.	Long Beach	CA	Mortgage Sales	Sub-Leased	200	$100	/	mo	month to month
13191 Crossroads Parkway	City of Ind.	CA	Mortgage Sales	Sub-Leased	2,569	$5,954	/	mo	7/31/2020
5475 Tech Center Dr.	Colorado Springs	CO	Mortgage Sales	Leased	3,424	$3,709	/	mo	7/31/2020
1150 Kelly Johnson Blvd	Colorado Springs	CO	Mortgage Sales	Sub-Leased	130	$1,000	/	mo	month to month
1470 NW 107th Ave. Suite 1 Unit B	Sweetwater	FL	Mortgage Sales	Sub-Leased	500	$600	/	mo	month to month
203 NE 1st Ave.	Delray Beach	FL	Mortgage Sales	Leased	1,350	$4,013	/	mo	6/30/2021
17 N. Summerlin Ave.	Orlando	FL	Mortgage Sales	Sub-Leased	1,400	$3,328	/	mo	11/30/2018
7575 Dr. Phillips Blvd., Suite 270	Orlando	FL	Mortgage Sales	Leased	1,844	$5,292	/	mo	3/31/2018
3689 Tampa Rd.	Oldsmar	FL	Mortgage Sales	Leased	5,620	$6,720	/	mo	3/31/2018
4947 Tamiami Trail N.	Naples	FL	Mortgage Sales	Leased	1,168	$1,303	/	mo	11/30/2018
4732 US Highway 98 N.	Lakeland	FL	Mortgage Sales	Leased	1,250	$1,070	/	mo	5/30/2018
1145 TownPark Ave., Suite 2215	Lake Mary	FL	Mortgage Sales	Leased	9,390	$14,775	/	mo	3/1/2020
1525 International Parkway	Lake Mary	FL	Mortgage Sales	Leased	2,862	$5,128	/	mo	10/31/2019
1716 Cape Coral Parkway	West Cape Coral	FL	Mortgage Sales	Sub-Leased	500	$800	/	mo	month to month
23880 Messina Court	Naples/Bonita Springs	FL	Mortgage Sales	Leased		$1,000	/	mo	month to month
725 Cape Coral Parkway	West Cape Coral	FL	Mortgage Sales	Leased	300	$400	/	mo	month to month
3970 Tampa Rd. Oldsmar	Pinnellas County	FL	Mortgage Sales	Leased	750	$813	/	mo	8/31/2020
3030 McEver Rd.	Gainsville	GA	Mortgage Sales	Leased	300	$839	/	mo	month to month
2250 Satellite Blvd.	Duluth	GA	Mortgage Sales	Leased	1,380	$1,553	/	mo	1/31/2018
4370 Kukui Grove St.	Lihue	HI	Mortgage Sales	Leased	864	$1,290	/	mo	2/28/2018
2747 Kihei Rd. H208	Kihei	HI	Mortgage Sales	Leased	300	$100	/	mo	month to month
12 W. Main St.	Rexburg	ID	Mortgage Sales	Sub-Leased	800	$800	/	mo	month to month
9042 W. Barnes Dr.	Boise	ID	Mortgage Sales	Leased	1,568	$2,090	/	mo	10/31/2018
3040 E 17th Suite A	Idaho Falls	ID	Mortgage Sales	Sub-Leased	2,500	$3,000	/	mo	6/30/2018
7225-27 West Madison St.	Forest Park	IL	Mortgage Sales	Leased	1,800	$2,100	/	mo	6/30/2018
2530 Scottsville Rd.	Bowling Green	KY	Mortgage Sales	Leased	1,500	$1,250	/	mo	month to month
568 Greenluster Dr.	Covington	LA	Mortgage Sales	Sub-Leased	180	$250	/	mo	month to month
100 Magnolia Rd.	Pinehurst	NC	Mortgage Sales	Leased		$900	/	mo	11/30/2018
7930 West Kenton Circle	Huntersville	NC	Mortgage Sales	Leased	951	$9	/	mo	2/29/2020
10000 Lincold Drive Ease, Suite 201	Marlton	NJ	Mortgage Sales	Leased	900	$1,500	/	mo	month to month
10765 Double R Blvd.	Reno	NV	Mortgage Sales	Leased	4,214	$8,639	/	mo	10/31/2021
1980 Festival Plaza Dr.	Las Vegas	NV	Mortgage Sales	Leased	12,866	$39,884	/	mo	5/31/2021
4000 S. Eastern Ave., Suite 310	Las Vegas	NV	Mortgage Sales	Leased	2,750	$54,450	/	yr	1/31/2020
9330 W. Sahara Ave., Suite 270	Las Vegas	NV	Mortgage Sales	Leased	2,681	$4,101	/	mo	8/31/2018
2370 Corporate Circle, Suite 200	Henderson	NV	Mortgage Sales	Leased	10,261	$184,855	/	yr	6/30/2018
999 Polaris Parkway	Columbus	OH	Mortgage Sales	Leased	1,751	$1,642	/	mo	7/31/2018
11305 Reed Hartman Highway	Blue Ash	OH	Mortgage Sales	Leased	711	$918	/	mo	5/31/2019
2468 W. New Orleans	Broken Arrow	OK	Mortgage Sales	Leased	1,683	$1,896	/	mo	12/31/2019
10610 SE Washington	Portland	OR	Mortgage Sales	Sub-Leased	506	$1,000	/	mo	month to month
3311 NE MLK Jr Blvd., Suite 203	Portland	OR	Mortgage Sales	Sub-Leased	1,400	$675	/	mo	month to month
10365 SE Sunnyside Rd.	Clackamus	OR	Mortgage Sales	Sub-Leased	1,288	$2,280	/	mo	11/30/2019
12 Breakneckhill Rd.	Lincoln	RI	Mortgage Sales	Leased	2,141	$3,301	/	mo	4/30/2020
5010 West Butler Rd.	Greenville	SC	Mortgage Sales	Sub-Leased	600	$715	/	mo	month to month
6263 Poplar Ave.	Memphis	TN	Mortgage Sales	Leased	1,680	$2,380	/	mo	3/31/2019
108 Stekola Ln.	Knoxville	TN	Mortgage Sales	Leased	1,100	$1,200	/	mo	month to month

Item 2.  Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
6640 Carothers Parkway	Franklin	TN	Mortgage Sales	Leased	3,229	$3,902	/	mo	3/31/2020
208 Sunset Dr., Suite 403 & 404	Knoxville	TN	Mortgage Sales	Leased	2,476	$3,817	/	mo	10/31/2022
8505 Technology Forest Place, Suite 304	Woodlands	TX	Mortgage Sales	Sub-Leased	1,250	$2,900	/	mo	5/31/2018
602 S Main St., Suite 300	Weatherford	TX	Mortgage Sales	Sub-Leased	1,000	$1,200	/	mo	4/30/2018
52 Sugar Creek Center Blvd., Suite 150	Sugarland	TX	Mortgage Sales	Leased	1,788	$3,497	/	mo	3/31/2020
2526 N. Loop 1604 W., Suite 210	San Antonio	TX	Mortgage Sales	Leased	4,959	$10,125	/	mo	11/30/2019
1 Chisholm Trail Rd., Suite 210	Round Rock	TX	Mortgage Sales	Leased	3,402	$3,331	/	mo	12/31/2020
3027 Marina Bay Dr.	League City	TX	Mortgage Sales	Leased	2,450	$2,016	/	mo	3/31/2020
3027 Marina Bay Dr., Suite 110	League City	TX	Mortgage Sales	Leased	180	$740	/	mo	3/31/2020
120 W. Village	Laredo	TX	Mortgage Sales	Leased	800	$1,136	/	mo	4/30/2018
24668 Kingsland Blvd.	Katy	TX	Mortgage Sales	Leased	150	$400	/	mo	month to month
1848 Norwood Plaza, Suite 205	Hurst	TX	Mortgage Sales	Sub-Leased	455	$361	/	mo	month to month
16350 Park Ten Place	Houston	TX	Mortgage Sales	Leased	3,397	$7,077	/	mo	11/30/2018
17347 Village Green Dr., Suite 102A	Houston	TX	Mortgage Sales	Sub-Leased	3,000	$8,970	/	mo	month to month
30417 5th St., Suite B	Fulshear	TX	Mortgage Sales	Sub-Leased	1,000	$550	/	mo	month to month
4100 Alpha Rd.	Farmers Branch	TX	Mortgage Sales	Leased	2,935	$4,035	/	mo	3/31/2020
1626 Lee Trevino	El Paso	TX	Mortgage Sales	Leased	8,400	$7,059	/	mo	12/31/2019
9737 Great Hills Trail, Suite 150	Austin	TX	Mortgage Sales	Leased	11,717	$15,378	/	mo	8/31/2024
1213 East Alton Gloor Blvd.	Brownsville	TX	Mortgage Sales	Leased	2,000	$2,200	/	mo	2/28/2019
24668 Kingsland Blvd.	Katy	TX	Mortgage Sales	Leased	144	$500	/	mo	month to month
7920 Belt Line Rd.	Dallas	TX	Mortgage Sales	Sub-Leased	1,714	$2,143	/	mo	month to month
10613 W Sam Houston Parkway	North Houston	TX	Mortgage Sales	Sub-Leased	4,572	$8,001	/	mo	12/31/2018
1855 Trawood, Suite 200	El Paso	TX	Mortgage Sales	Sub-Leased	300	$300	/	mo	month to month
14087 Pebble Hills	El Paso	TX	Mortgage Sales	Leased	1,100	$800	/	mo	month to month
12222 Merit Dr.	Dallas	TX	Mortgage Sales	Leased	1,799	$2,848	/	mo	9/30/2019
12515-7 Research Blvd.	Austin	TX	Mortgage Sales	Sub-Leased	2,799	$4,723	/	mo	12/31/2018
5020 Collinwood Ave.	Fort Worth	TX	Mortgage Sales	Leased	2,687	$4,926	/	mo	1/31/2021
240 North Adams St.	Eagle Pass	TX	Mortgage Sales	Leased	275	$465	/	mo	12/31/2018
13413 Galeria	Austin	TX	Mortgage Sales	Sub-Leased	1,851	$3,316	/	mo	2/28/2019
118 E. Vine St.	Tooele	UT	Mortgage Sales	Leased	1,000	$849	/	mo	7/1/2020
5965 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	2,000	$600	/	mo	month to month
6575 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	3,323	$4,638	/	mo	8/31/2019
10437 S. 1300 W.	South Jordan	UT	Mortgage Sales	Leased	4,000	$7,800	/	mo	month to month
126 W. Sego Lily Dr.	Sandy	UT	Mortgage Sales	Leased	2,794	$5,451	/	mo	8/31/2020
9815 S. Monroe St., Suite 304	Sandy	UT	Mortgage Sales	Leased	3,508	$1,725	/	mo	9/30/2018
9815 S. Monroe St., Suite 203	Sandy	UT	Mortgage Sales	Leased	1,725	$3,306	/	mo	5/31/2018
9815 S. Monroe St., Suite 206	Sandy	UT	Mortgage Sales	Leased	2,819	$5,286	/	mo	5/31/2018
3269 South Main St. Suite 275B	Salt Lake City	UT	Mortgage Sales	Leased	966	$986	/	mo	month to month
1145 S. 800 E.	Orem	UT	Mortgage Sales	Leased	2,581	$4,302	/	mo	2/28/2020
1111 Brickyard Rd.	Salt Lake City	UT	Mortgage Sales	Leased	4,857	$3,917	/	mo	1/31/2018
5993 S. Redwood Rd.	Salt Lake City	UT	Mortgage Sales	Leased	2,880	$2,375	/	mo	7/31/2021
1751 W. Alexander St.	Salt Lake City	UT	Mortgage Sales	Sub-Leased	300	$500	/	mo	month to month
1224 S. River Rd., Suites E3 & E4	Saint George	UT	Mortgage Sales	Leased	1,900	$1,814	/	mo	4/30/2018
6965 S. Union Park, Suites 100, 260, 300, 460, 470, & 480	Midvale	UT	Mortgage Sales	Leased	37,226	$74,098	/	mo	6/30/2018
6975 Union Park Ave., Suite 420	Midvale	UT	Mortgage Sales	Leased	6,672	$12,500	/	mo	4/30/2019
1133 North Main St.	Layton	UT	Mortgage Sales	Sub-Leased	300	$500	/	mo	month to month
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	953	$765	/	mo	9/30/2019
15640 NE Fourth Plain Blvd., Suite 220	Vancouver	WA	Mortgage Sales	Leased	360	$1,190	/	mo	6/30/2018
3518 6th Ave., Suite 302 B	Tacoma	WA	Mortgage Sales	Sub-Leased	200	$625	/	mo	month to month
11314 4th Ave. W.	Everett	WA	Mortgage Sales	Leased	1,793	$2,308	/	mo	10/31/2018
5002 7th Ave.	Kenosha	WI	Mortgage Sales	Sub-Leased	1,450	$1,200	/	mo	10/31/2019
4829 Riverside Rd.	Waterford	WI	Mortgage Sales	Sub-Leased	144	$400	/	mo	month to month
103 N. Dodge St.	Burlington	WI	Mortgage Sales	Sub-Leased	1,288	$2,349	/	mo	7/31/2018

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The Company will enter into additional leases or modify existing leases to meet market demand.  Those leases will be month to month where possible.  As leases expire, the Company will either renew or find comparable leases or acquire additional office space.

Item 2.  Properties (Continued)

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc.
Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	9	39	7	32

Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	26	54	20	34

Redwood Cemetery (3)	6500 South Redwood Road West Jordan, Utah	1973	28	71	35	36

Deseret Memorial Inc. Lake Hills Cemetery (3)(6)
Lake Hills Cemetery	10055 South State Street Sandy, Utah	1991	9	28	6	22

Holladay Memorial Park, Inc.
Holladay Memorial Park (3)	4900 South Memory Lane Holladay, Utah	1991	12	14	7	7

California Memorial Estates, Inc.
Singing Hills Memorial Park (4)	2800 Dehesa Road El Cajon, California	1995	8	97	6	91
______________

(1)
The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries. The Company estimates that there are approximately 1,200 spaces per developed acre.

(2)	Includes both reserved and occupied spaces.
(3)	Includes two granite mausoleums.
(4)	Includes an open easement.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the eight Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary, Inc.
Memorial Mortuary	5850 South 900 East
	Murray, Utah	1973	3	1	20,000

Affordable Funerals and Cremations, St. George	157 East Riverside Dr., No. 3A	2016	1	1	2,360
	St. George, Utah

Memorial Estates, Inc.
Redwood Mortuary (1)	6500 South Redwood Rd.
	West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary (1)	3115 East 7800 South
	Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary (1)	1640 East Lakeview Dr.
	Bountiful, Utah	1973	0	1	5,500

Deseret Memorial, Inc.
Deseret Mortuary	36 East 700 South
	Salt Lake City, Utah	1991	2	2	36,300

Lakehills Mortuary (1)	10055 South State St.
	Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary, Inc.
Cottonwood Mortuary (1)	4670 South Highland Dr.
	Holladay, Utah	1991	2	1	14,500
_____________

(1)	These funeral homes also provide burial niches at their respective locations.

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

PART II

Item 5.  Market for the Registrant's Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

The Company's Class A common stock trades on The NASDAQ National Market under the symbol "SNFCA." As of March 28, 2018, the closing stock price of the Class A common stock was $5.40 per share. The following were the high and low market closing stock prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2016:

	Price Range (1)
	High	Low
Period (Calendar Year)
2016
First Quarter	$5.87	$4.62
Second Quarter	$4.64	$4.03
Third Quarter	$5.35	$4.37
Fourth Quarter	$6.71	$5.19

2017
First Quarter	$6.95	$5.94
Second Quarter	$6.71	$5.95
Third Quarter	$6.14	$4.86
Fourth Quarter	$5.32	$4.67

2018
First Quarter (through March 28, 2018)	$5.40	$4.32

_____________

 (1) Stock prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 12 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C common stock has been paid each year from 1990 through 2017.

The following table shows the Company's repurchase activity of its common stock during the three months ended December 31, 2017 under its Stock Purchase Plan.

Period	(a) Total Number of Class A Shares Purchased		(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
10/1/2017-10/31/2017	-		-	-	-
11/1/2017-11/30/2017	-		-	-	-
12/1/2017-12/31/2017	28,589	(1)	$6.90	-	-

Total	28,589		$6.90	-	-

(1)  On December 29, 2017, the Company purchased 28,589 shares of its Class A common stock from Scott M. Quist, Chairman, President and Chief Executive Officer of the Company, pursuant to the Company's Stock Purchase Plan.

The graph below compares the cumulative total stockholder return of the Company's Class A common stock with the cumulative total return on the Standard & Poor's 500 Stock Index and the Standard & Poor's Insurance Index for the period from December 31, 2012 through December 31, 2017. The graph assumes that the value of the investment in the Company's Class A common stock and in each of the indexes was $100 at December 31, 2012 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company's Class A common stock.

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
SNFC
S & P 500
S & P Insurance

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
SNFC	100	58	72	86	90	76
S & P 500	100	130	144	143	157	187
S & P Insurance	100	145	154	154	177	201

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

As of December 31, 2017, there were 3,356 record holders of Class A common stock and 69 record holders of Class C common stock.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The accompanying management's discussion and analysis gives effect to the restatement discussed in Note 22 of the Notes to Consolidated Financial Statements.

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

Insurance Operations

The following table shows the condensed financial results for the Company's insurance operations for the years ended December 31, 2017 and 2016.  See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2017	2016	2017 vs 2016 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$70,412	$64,501	9%
Net investment income	34,069	31,019	10%
Realized losses on investments and other assets	(3,871)	(277)	(1297%)
Other than temporary impairments	(774)	(270)	(187%)
Other	856	632	35%
Total	$100,692	$95,605	5%
Intersegment revenue	$5,988	$7,120	(16%)
Earnings before income taxes	$4,707	$7,858	(40)%

Intersegment revenues for the Company's insurance operations are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company to fund loans held for sale. Profitability in 2017 has decreased due to increases in realized losses on investments, increases in benefits and expenses and increases in other than temporary impairments.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company's cemetery and mortuary operations for the years ended December 31, 2017 and 2016. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2017	2016	2017 vs 2016 % Increase (Decrease)
Revenues from external customers
Mortuary revenues	$5,003	$4,848	3%
Cemetery revenues	7,660	7,420	3%
Realized gains on investments and other assets	186	211	(12%)
Other	538	401	34%
Total	$13,387	$12,880	4%
Earnings before income taxes	$1,698	$1,219	39%

Included in other revenue was net rental income from residential and commercial properties purchased from Security National Life. Memorial Estates used financing provided by Security National Life to purchase these properties. The rental income was offset by property insurance, taxes, maintenance expenses and depreciation. Memorial Estates recorded depreciation on these properties of $645,000 and $715,000 and for the twelve months ended December 31, 2017 and 2016, respectively. Profitability in 2017 has increased due to a decrease in expenses and an increase in pre-need sales revenue.

Mortgage Operations

Approximately 60% of the Company's revenues for the fiscal year 2017 were through its wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage. Both mortgage subsidiaries are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage and EverLEND Mortgage obtain mortgage loans originated in retail offices and through independent brokers. Mortgage loans originated by the Company's mortgage subsidiaries are funded through loan purchase agreements from Security National Life and unaffiliated financial institutions.

The Company's mortgage subsidiaries receive fees from the borrowers and secondary fees from third-party investors that purchase their loans. Loans originated by SecurityNational Mortgage are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 30% of its loan origination volume. These loans are serviced by an approved third-party sub-servicer.

For the twelve months ended December 31, 2017 and 2016, SecurityNational Mortgage originated 12,877 loans ($2,534,032,000 total volume) and 16,022 loans ($3,097,872,000 total volume), respectively. For the twelve months ended December 31, 2017 and 2016, EverLEND Mortgage originated 49 loans ($11,724,000 total volume) and three loans ($838,000 total volume), respectively.

The following table shows the condensed financial results for the Company's mortgage operations for the years ended 2017 and 2016.  See Note 15 and Note 22 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2017	2016	2017 vs 2016 % Increase (Decrease)
Revenues from external customers:
Revenues from loan originations	$45,040	$48,496	(7%)
Secondary gains from investors	108,757	140,651	(23%)
Total	$153,797	$189,147	(19%)
Earnings before income taxes	$1,127	$10,626	(89%)

The decrease in revenues for the Company's mortgage operations for the twelve months ended December 31, 2017 as compared to December 31, 2016 was due to a reduction in mortgage loan originations and refinancings, and subsequent sales into the secondary market.  This is offset by a one-time gain of $4,180,777 from the election of the fair value option for loans held for sale.  See Note 3 of the Notes to the Consolidated Financial Statements.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate.  However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The amounts expensed for loan losses in years ended December 31, 2017 and 2016 were $1,851,000 and $4,689,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2017 and 2016, the balances were $2,572,000 and $628,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers holdings, see Part I, Item 3. Legal Proceedings.

Significant Accounting Policies

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. See Note 1 of the Notes to Consolidated Financial Statements.

Insurance Operations

In accordance with generally accepted accounting principles in the United States of America ("GAAP"), premiums and other considerations received for interest sensitive products are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally "locked in" at the date the policies are issued. For interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Company revises the estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

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

Prearranged funeral and pre-need cemetery customer obtaining costs, including costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of GAAP. Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business, are deferred until the merchandise is delivered or services are performed.

Revenues and costs for at‑need sales are recorded when a valid contract exists, the services are performed, collection is reasonably assured, and there are no significant company obligations remaining.

Mortgage Operations

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans. Mortgage loans held for sale prior to July 1, 2017 were shown on the Company's consolidated balance sheets at the lower of cost or market and all revenues and costs were deferred until the loans were sold to a third-party investor. On July 1, 2017, the Company made an election to use fair value accounting for all mortgage loans that are held for sale. Accordingly, all revenues and costs are now recognized when the mortgage loan is funded and any changes in fair value are shown as a component of mortgage fee income.

The Company, through its mortgage subsidiaries, sells mortgage loans to third-party investors without recourse, unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month time period, the loans are repurchased and transferred to mortgage loans held for investment at the lower of cost or fair value and the previously recorded sales revenue that was to be received from a third-party investor is written off against the loan loss reserve. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.
Determining lower of cost or market. Cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value, while often difficult to determine, is based on the following guidelines:
•	For loans that are committed, the Company uses the commitment price.

•	For loans that are non-committed that have an active market, the Company uses the market price.

•	For loans that are non-committed where there is no market but there is a similar product, the Company uses the market value for the similar product.

•
For loans that are non-committed where no active market exists, the Company determines that the unpaid principal balance best approximates the market value, after considering the fair value of the underlying real estate collateral, estimated future cash flows, and loan interest rate.

The appraised value of the real estate underlying the original mortgage loan adds significance to the Company's determination of fair value because, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan, thus minimizing credit risk. In determining the market value on the date of repurchase, the Company considers the total value of all of the loans because any sale of loans would be made as a pool.

The majority of loans originated are sold to third-party investors. The amounts expected to be sold to investors are shown on the consolidated balance sheets as loans held for sale.

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

Loan Commitments

The Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted mortgage backed security ("MBS") prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment net of estimated commission expense. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued and is shown net of related expenses. Following issuance, the value of a loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company's recent historical data are used to estimate the quantity and value of mortgage loans that will fund within the terms of the commitments.

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

Mortgage Loans Foreclosed to Real Estate Held for Investment

These properties are recorded at the lower of cost or fair value upon foreclosure. The Company believes that in an orderly market, fair value approximates the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company's intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for estimated future policy benefits. Accordingly, the fair value determination is generally weighted more heavily toward the rental analysis. The fair value is also estimated by obtaining an independent appraisal, which typically considers area comparables and property condition.

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

Mortgage Servicing Rights

Mortgage Service Rights ("MSR") arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on the loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate owned and property dispositions. The Company initially accounts for MSRs at fair value and subsequently accounts for them using the amortization method. MSR amortization is determined by amortizing the MSR balance in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets. The Company periodically assesses MSRs accounted for using the amortization method for impairment.

Mortgage Allowance for Loan Losses and Loan Loss Reserve

The Company provides for losses on its mortgage loans held for investment through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses is an allowance for losses on the Company's mortgage loans held for investment. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company's historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment, the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as real estate held for investment. The Company will rent the properties until it is deemed desirable to sell them.

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third-party investors. The Company may be required to reimburse third-party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company's estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions in the event of defects in the representations and warranties made at loan sale. The Company accrues a monthly allowance for indemnification losses to investors based on total production. This estimate is based on the Company's historical experience and is included as a component of mortgage fee income. Subsequent updates to the recorded liability from changes in assumptions are recorded in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses.

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

Results of Consolidated Operations

2017 Compared to 2016

Total revenues decreased by $27,409,000, or 9.0%, to $276,926,000 for 2017 from $304,335,000 for the fiscal year 2016. Contributing to this decrease in total revenues was a $35,349,000 decrease in mortgage fee income, a $2,772,000 increase in realized losses on investments and other assets, and a $504,000 increase in other than temporary impairments.  This decrease in total revenues was partially offset by a $5,911,000 increase in insurance premiums and other considerations, a $3,084,000 increase in net investment income, a $1,831,000 increase in other revenues, and a $390,000 increase in net cemetery and mortuary sales.

Insurance premiums and other considerations increased by $5,911,000, or 9.2%, to $70,412,000 for 2017, from $64,501,000 for the comparable period in 2016. This increase was due to a $5,007,000 increase in renewal premiums and a $904,000 increase in first year premiums as a result of increased insurance sales, improved persistency, and a full twelve months of operations for First Guaranty, which was acquired in July 2016.

Net investment income increased by $3,084,000, or 9.6%, to $35,063,000 for 2017, from $31,979,000 for the comparable period in 2016. This increase was primarily attributable to a $1,542,000 increase in fixed maturity securities income, a $1,413,000 increase in insurance assignment income, a $1,099,000 increase in interest from mortgage loans held for investment, a $734,000 increase in rental income from real estate held for investment, a $275,000 increase in income from short-term investments, and a $80,000 increase in income from other investments. This increase was partially offset by a $2,024,000 increase in investment expenses, a $25,000 decrease in equity securities income, and a $10,000 decrease in policy loan income. The increases in fixed maturity securities income and interest from mortgage loans held for investment were partially attributed to a full twelve months of operations for First Guaranty, which was acquired in July 2016.

Net mortuary and cemetery sales increased by $390,000, or 3.2%, to $12,657,000 for 2017, from $12,267,000 for the comparable period in 2016. This increase was primarily due to a $604,000 increase in pre-need sales in the cemetery operations and a $155,000 increase in at-need sales in the mortuary operations. This increase was partially offset by a decrease of $369,000 in at-need sales in the cemetery operations.

Realized losses on investments and other assets increased by $2,772,000, or 1571.6%, to $2,948,000 in realized losses for 2017, from $176,000 in realized losses for the comparable period in 2016. This increase in realized losses on investments and other assets was primarily attributable to a $1,730,000 increase in realized losses on other investments primarily due to impairment losses on real estate held for investment, a $972,000 increase in realized losses on fixed maturity securities held to maturity, and a $70,000 increase in realized losses on equity securities available for sale.

Other than temporary impairments on investments increased by $504,000, or 186.4%, to $774,000 for 2017 from $270,000 for the comparable period in 2016. This increase was primarily attributable to a $393,000 increase in impairments on fixed maturity securities held to maturity and a $111,000 increase in impairments on equity securities available for sale.

Mortgage fee income decreased by $35,349,000, or 18.7%, to $153,797,000 for 2017, from $189,146,000 for the comparable period in 2016. This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings was primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations and refinancings by SecurityNational Mortgage has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from SecurityNational Mortgage. This decline is offset by a one-time gain of $4,180,777 from the election of the fair value option for loans held for sale. See Note 3 of the Notes to the Consolidated Financial Statements.

Other revenues increased by $1,831,000, or 26.6%, to $8,719,000 for 2017 from $6,888,000 for the comparable period in 2016. This increase was primarily due to a $1,619,000 increase in mortgage servicing revenues.

Total benefits and expenses were $269,394,000, or 97.3% of total revenues, for 2017, as compared to $284,632,000, or 93.5% of total revenues, for the comparable period in 2016.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $5,008,000, or 9.2%, to $59,718,000 for 2017, from $54,710,000 for the comparable period in 2016. This increase was primarily the result of a $2,300,000 increase in future policy benefits, a $2,223,000 increase in death benefits, and a $485,000 increase in surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $477,000, or 6.0%, to $8,480,000 for 2017, from $8,003,000 for the comparable period in 2016. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses decreased by $21,807,000, or 10.1%, to $193,213,000 for 2017, from $215,020,000 for the comparable period in 2016. This decrease was primarily due to a $20,531,000 decrease in commission expenses due to the decline in mortgage loan originations, a $1,700,000 decrease in the provision for loan losses, a $671,000 decrease in advertising expenses, and a $528,000 decrease in costs related to funding mortgage loans. These decreases were partially offset by a $1,248,000 increase in other expenses, a $263,000 increase in rent and rent related expenses, a $74,000 increase in personnel expenses, and a $38,000 increase in depreciation on property and equipment.

Interest expense increased by $925,000, or 18.1%, to $6,037,000 for 2017, from $5,112,000 for the comparable period in 2016. This increase was primarily due to a $671,000 increase in interest expense on bank loans and a $283,000 increase in interest expense on mortgage warehouse lines. The increase in interest expense on bank loans is primarily attributed to interest expense on a bank loan related to the acquisition of First Guaranty, which was acquired in July 2016, and interest expense on the construction loan related to phase 1 of the Company's 53rd Center development. Interest expense for the 53rd Center development was capitalized during the construction phase of the building and thereafter expensed.

Cost of goods and services sold of the cemeteries and mortuaries increased by $159,000, or 8.9%, to $1,946,000 for 2017, from $1,787,000 for the comparable period in 2016. This increase was primarily due to a $91,000 increase in costs related to mortuary at-need sales and a $44,000 increase in costs related to cemetery pre-need sales.

Income tax benefit increased by $14,095,000, or 187.6%, to a $6,580,822 benefit for 2017, from a $7,514,604 expense for the comparable period in 2016. This increase was primarily the result of the Tax Act and a decrease in earnings before income taxes for 2017 compared to 2016. On December 22, 2017, the President signed the Tax Act into law.  This Tax Act makes broad and complex changes to the U.S. tax code broadening the tax base and decreasing the corporate tax rate.  Changes are largely effective for 2018 and include but are not limited to reducing the corporate income tax rate from 35 percent to 21 percent, repealing the corporate alternative minimum tax, increasing the capitalization of costs of acquisition of life insurance business and the related recognition period, and adjusting life tax reserve calculations.  A tax benefit has been recorded of $8,973,722 primarily due to a re-measurement of deferred tax assets and liabilities.

Other comprehensive income for the years ended December 31, 2017 and December 31, 2016 amounted to gains of $338,000 and $764,000, respectively. This decrease of $426,000 in 2017 was primarily the result of a $421,000 unrealized loss in equity securities available for sale.

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

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company could realize in the future on mortgage loans sold to third-party investors. The Company's mortgage subsidiaries may be required to reimburse third-party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company's estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The initial reserve for loan losses in years ended December 31, 2017 and 2016 were $1,851,000 and $2,989,000, respectively, and the charge has been included in mortgage fee income. Additional amounts accrued for changes in estimates specific to settlements for loan losses in years ended December 31, 2017 and 2016 were $-0-, $1,700,000, respectively, and the charge has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2017 and 2016, the balances were $2,572,000 and $628,000, respectively. The Company believes the loan loss reserve represent probable loan losses incurred as of December 31, 2017. There is a risk, however, that future loan losses may exceed the loan loss reserve.

At various times third-party investors have asserted that SecurityNational Mortgage sold mortgage loans that allegedly contained borrower misrepresentations or experienced early payment defaults, or that were otherwise allegedly defective or not in compliance with loan purchase agreements involving SecurityNational Mortgage.  As a result of these claims, third-party investors have made demands at times that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

The total amount of potential claims by third-party investors is difficult to determine.  The Company has reserved and accrued $2,572,000 as of December 31, 2017 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan losses, which includes provisions for probable losses and indemnification on loans held for sale, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third-party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third-party investors. Furthermore, SecurityNational Mortgage believes there is potential to resolve the alleged claims by the third-party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third-party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

As of December 31, 2017, the Company's mortgage loans held for investment portfolio consisted of $5,385,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $1,332,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $5,385,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2017, the Company increased its allowance for loan losses by $20,000 and during the twelve months ended December 31, 2016, the Company decreased its allowance for loan losses by $99,000, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for loan losses as of December 31, 2017 and 2016 were $1,769,000 and $1,749,000, respectively.

Interest Rate Risk. The risk that interest rates will change which may cause a decrease in the value of the Company's investments or impair the ability of the Company to market its mortgage and cemetery and mortuary products. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company might have to borrow funds or sell assets prior to maturity and potentially recognize a loss on the sale.

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

Liquidity and Capital Resources

The Company's life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held to maturity investments or sale of other investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees on mortgage loans held for sale that are sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the twelve months ended December 31, 2017, the Company's operations provided cash of $44,318,000. This was primarily due to an increase in cash collected on loans held for sale. During the twelve months ended December 31, 2016, the Company's operations provided cash of $35,535,000. This was primarily due to an increase in cash collected on loans held for sale.

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

The Company's investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $227,774,000 and $184,356,000 as of December 31, 2017 and 2016, respectively. This represents 35.1% and 33.1% of the total investments as of December 31, 2017, and 2016, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2017, 5.4% (or $12,293,000) and at December 31, 2016, 9.0% (or $16,513,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which are considered non‑investment grade.

The Company has classified its fixed income securities as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities and for the schedule of principal payments for mortgage loans held for investment.

If market conditions were to cause interest rates to change, the market value of the Company's fixed income portfolio, which includes bonds, preferred stock, and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value	$31,919	$14,373	$(20,056)	$(34,593)
(in thousands)

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2017 and 2016, the life insurance subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity, and bank loans and other loans payable was $296,616,000 as of December 31, 2017, as compared to $284,700,000 as of December 31, 2016. Stockholders' equity as a percent of total capitalization was 46.9% and 46.6% as of December 31, 2017 and December 31, 2016, respectively. Bank loans and other loans payable increased by $5,310,000 for the twelve months ended December 31, 2017 as compared to December 31, 2016, thus limiting the increase in the stockholders' equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance was 10.6% in 2017 as compared to a rate of 9.6% for 2016.

At December 31, 2017, the statutory capital and surplus of the Company's life insurance subsidiaries was $44,041,000. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

At December 31, 2017, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid.

At December 31, 2017, the Company was contingently liable under standby letters of credit aggregating $1,250,000, to be used as collateral to cover any contingency related to claims filed in states where the Company's mortgage subsidiaries are licensed. The Company does not expect any material losses to result from the issuance of these standby letters of credit.

At December 31, 2017, the Company was contingently liable under a standby letter of credit aggregating $48,220, issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. The Company does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of this letter of credit is zero.

The total of the Company's unfunded residential construction loan and land development loan commitments as of December 31, 2017, was $28,810,000.

In 2016, the Company, through its wholly-owned subsidiary 5300 Development, LLC, entered into a Construction Loan Agreement with a bank. Under the terms of this Agreement, the Company agrees to pay the bank the current outstanding principal up to $40,740,000 plus interest. These funds are being used for the construction of phase 1 of the Company's new corporate campus development in Salt Lake City, Utah. As of December 31, 2017, the Company has used $28,344,000 of these funds.

Contractual Obligations

The Company's contractual obligations as of December 31, 2017, and the principal payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$4,825,139	$5,924,403	$50,630	$24,273	$10,824,445
Bank and other loans payable	88,437,940	56,760,119	3,783,531	8,469,335	157,450,925
Future policy benefits	5,543,150	26,036,227	37,989,315	523,502,642	593,071,334
	$98,806,229	$88,720,749	$41,823,476	$531,996,250	$761,346,704

Casualty Insurance Program

In conjunction with the Company's casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The maximum exposure to loss related to the Company's involvement with this entity is limited to approximately $625,405 which is collateralized under a standby letter of credit issued on the insurance entity's behalf. See Note 10, "Reinsurance, Commitments and Contingencies," for additional discussion of commitments associated with the insurance program.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Security National Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for mortgage loans held for sale in 2017 due to election of the fair value option.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Salt Lake City, UT
March 30, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and Subsidiaries as of December 31, 2016, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audits also included the financial statements Schedule II, Schedule IV and Schedule V. The Company's management is responsible for these consolidated financial statements and schedules. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and Subsidiaries as of December 31, 2016, and the consolidated results of their earnings and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 22, subsequent to the issuance of the Company's financial statements as of and for the year ended December 31, 2016, and our report thereon dated March 31, 2017, we became aware that those financial statements contained errors related to purchase agreements for mortgage loans and the tax valuation allowance, as well as related disclosures and a number of other matters. In our original report we expressed an unmodified opinion on these financial statements, and our opinion on the revised statements, as expressed herein, remains unmodified.

Salt Lake City, Utah
March 31, 2017, except for Note 21, for which the date is August 25, 2017

www.eidebailly.com

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2017	2016
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$228,397,623	$184,979,644
Equity securities, available for sale, at estimated fair value	6,037,855	9,911,256
Mortgage loans held for investment (net of allowances for loan losses of $1,768,796 and $1,748,783 for 2017 and 2016)	204,210,885	148,990,732
Real estate held for investment (net of accumulated depreciation of $18,788,869 and $16,138,439 for 2017 and 2016)	141,298,706	145,165,921
Other investments and policy loans (net of allowances for doubtful accounts of $846,641 and $1,119,630 for 2017 and 2016)	45,895,472	41,599,246
Short-term investments	-	27,560,040
Accrued investment income	3,644,077	2,972,596
Total investments	629,484,618	561,179,435
Cash and cash equivalents	45,315,661	38,987,430
Loans held for sale (including $133,414,188 for 2017 and $-0- for 2016 at estimated fair value)	133,414,188	189,139,832
Receivables (net of allowances for doubtful accounts of $1,544,518 and $2,355,482 for 2017 and 2016)	10,443,869	8,410,546
Restricted assets (including $809,958 for 2017 and $736,603 for 2016 at estimated fair value)	11,830,621	10,391,394
Cemetery perpetual care trust investments (including $682,315 for 2017 and $698,202 for 2016 at estimated fair value)	4,623,563	4,131,885
Receivable from reinsurers	13,394,603	13,079,668
Cemetery land and improvements	9,942,933	10,672,836
Deferred policy and pre-need contract acquisition costs	80,625,304	69,118,745
Mortgage servicing rights, net	21,376,937	18,872,362
Property and equipment, net	8,069,380	8,791,522
Value of business acquired	6,588,759	7,570,300
Goodwill	2,765,570	2,765,570
Other	4,297,048	9,310,040
Total Assets	$982,173,054	$952,421,565

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2017	2016
Liabilities
Future policy benefits and unpaid claims	$604,746,951	$584,067,692
Unearned premium reserve	4,222,410	4,469,771
Bank and other loans payable	157,450,925	152,140,679
Deferred pre-need cemetery and mortuary contract revenues	12,873,068	12,360,249
Cemetery perpetual care obligation	3,710,740	3,598,580
Accounts payable	3,613,100	4,213,109
Other liabilities and accrued expenses	29,655,087	34,693,485
Income taxes	17,332,783	24,318,869
Total liabilities	833,605,064	819,862,434
Stockholders' Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 14,535,577 shares in 2017 and 13,819,006 shares in 2016	29,071,154	27,638,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,089,374 shares in 2017 and 1,902,229 shares in 2016	4,178,748	3,804,458
Additional paid-in capital	38,125,042	34,813,246
Accumulated other comprehensive income, net of taxes	603,170	264,822
Retained earnings	77,520,951	67,409,204
Treasury stock, at cost - 537,203 Class A shares and -0- Class C shares in 2017; 704,122 Class A shares and -0- Class C shares in 2016	(931,075)	(1,370,611)
Total stockholders' equity	148,567,990	132,559,131
Total Liabilities and Stockholders' Equity	$982,173,054	$952,421,565

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2017	2016
Revenues:
Insurance premiums and other considerations	$70,412,476	$64,501,017
Net investment income	35,062,968	31,978,601
Net mortuary and cemetery sales	12,657,117	12,267,640
Realized losses on investments and other assets	(2,948,482)	(176,387)
Other than temporary impairments on investments	(774,339)	(270,358)
Mortgage fee income	153,797,171	189,146,639
Other	8,719,179	6,887,749
Total revenues	276,926,090	304,334,901

Benefits and expenses:
Death benefits	33,256,001	31,033,222
Surrenders and other policy benefits	2,839,017	2,354,158
Increase in future policy benefits	23,622,750	21,322,195
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	8,480,250	8,003,175
Selling, general and administrative expenses:
Commissions	68,103,017	88,634,494
Personnel	70,328,830	70,254,479
Advertising	5,754,740	6,425,277
Rent and rent related	8,710,694	8,448,120
Depreciation on property and equipment	2,220,693	2,182,724
Provision for loan loss reserve	-	1,700,000
Costs related to funding mortgage loans	8,663,223	9,191,488
Other	29,431,599	28,183,427
Interest expense	6,037,332	5,111,868
Cost of goods and services sold – mortuaries and cemeteries	1,945,832	1,787,043

Total benefits and expenses	269,393,978	284,631,670

Earnings before income taxes	7,532,112	19,703,231
Income tax benefit (expense)	6,580,822	(7,514,604)

Net earnings	$14,112,934	$12,188,627

Net earnings per Class A equivalent common share (1)	$0.88	$0.78

Net earnings per Class A equivalent common share - assuming dilution (1)	$0.87	$0.77

Weighted average Class A equivalent common shares outstanding (1)	15,972,329	15,575,632

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	16,285,930	15,912,592

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2017	2016
Net earnings	$14,112,934	$12,188,627
Other comprehensive income:
Unrealized gains on available for sale securities	511,974	1,156,918
Unrealized gains on derivative instruments	3,308	10,639
Other comprehensive income, before income tax	515,282	1,167,557
Income tax expense	(176,934)	(403,377)
Other comprehensive income, net of income tax	338,348	764,180
Comprehensive income	$14,451,282	$12,952,807

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	26,218,200	3,419,280	30,232,582	(499,358)	60,525,404	(2,179,429)	117,716,679

Net earnings	-	-	-	-	12,188,627	-	12,188,627
Other comprehensive income	-	-	-	764,180	-	-	764,180
Stock based compensation	-	-	343,577	-	-	-	343,577
Exercise of stock options	85,268	209,950	(179,112)	-	-	-	116,106
Sale of treasury stock	-	-	621,144	-	-	808,818	1,429,962
Stock dividends	1,315,838	193,934	3,795,055	-	(5,304,827)	-	-
Conversion Class C to Class A	18,706	(18,706)	-	-	-	-	-
Balance at December 31, 2016	27,638,012	3,804,458	34,813,246	264,822	67,409,204	(1,370,611)	132,559,131

Net earnings	-	-	-	-	14,112,934	-	14,112,934
Other comprehensive income	-	-	-	338,348	-	-	338,348
Stock based compensation	-	-	395,603	-	-	-	395,603
Exercise of stock options	16,366	206,804	(213,323)	-	-	-	9,847
Sale of treasury stock	-	-	712,591	-	-	822,270	1,534,861
Purchase of treasury stock	-	-	-	-	-	(382,734)	(382,734)
Stock dividends	1,385,270	198,992	2,416,925	-	(4,001,187)	-	-
Conversion Class C to Class A	31,506	(31,506)	-	-	-	-	-
Balance at December 31, 2017	$29,071,154	$4,178,748	$38,125,042	$603,170	$77,520,951	$(931,075)	$148,567,990

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31
	2017	2016
Cash flows from operating activities:
Net earnings	$14,112,934	$12,188,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized losses on investments and other assets	2,948,482	176,387
Other than temporary impairments on investments	774,339	270,358
Depreciation	6,280,438	5,579,259
Provision for loan losses and doubtful accounts	1,154,071	1,188,599
Net amortization of deferred fees and costs, premiums and discounts	96,509	653,761
Provision for deferred income taxes	(7,752,028)	6,130,644
Policy and pre-need acquisition costs deferred	(19,005,268)	(16,943,538)
Policy and pre-need acquisition costs amortized	7,498,709	6,829,702
Value of business acquired amortized	981,541	1,173,473
Mortgage servicing rights, additions	(6,085,352)	(8,603,154)
Amortization of mortgage servicing rights	3,580,777	2,410,547
Stock based compensation expense	395,603	343,577
Benefit plans funded with treasury stock	1,534,861	1,429,962
Net change in fair value of loans held for sale	(4,180,777)	-
Originations of loans held for sale	(2,545,755,713)	(3,098,710,299)
Proceeds from sales of loans held for sale	2,671,097,747	3,246,127,714
Net gains on sales of loans held for sale	(105,368,129)	(137,682,984)
Change in assets and liabilities:
Land and improvements held for sale	86,574	108,160
Future policy benefits and unpaid claims	22,815,274	17,989,595
Other operating assets and liabilities	(892,550)	(5,125,376)
Net cash provided by operating activities	44,318,042	35,535,014
Cash flows from investing activities:
Fixed maturity securities held to maturity:
Purchase - fixed maturity securities	(61,232,155)	(11,386,383)
Calls and maturities - fixed maturity securities	15,773,732	15,343,488
Equity securities available for sale:
Purchase - equity securities	(5,301,353)	(4,980,320)
Sales - equity securities	9,430,548	4,523,034
Purchases of short-term investments	(32,865,263)	(18,228,912)
Sales of short-term investments	60,425,303	12,943,083
Net changes in restricted assets	(1,409,990)	(981,433)
Net changes in cemetery perpetual care trust investments	(377,317)	(1,082,969)
Mortgage loans held for investment, policy loans, and other investments made	(455,821,383)	(469,593,661)
Payments received for mortgage loans held for investment, policy loans, and other investments	433,033,724	446,242,429
Purchases of property and equipment	(911,007)	(3,566,511)
Sale of property and equipment	24,978	47,293
Purchases of real estate held for investment	(14,751,923)	(26,634,840)
Sale of real estate held for investment	13,784,541	6,093,308
Cash paid for purchase of subsidiaries, net of cash acquired	-	(4,328,520)
Net cash used in investing activities	(40,197,565)	(55,590,914)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2017	2016
Cash flows from financing activities:
Investment contract receipts	$12,213,843	$11,349,276
Investment contract withdrawals	(14,912,154)	(13,620,998)
Proceeds from stock options exercised	9,847	116,106
Purchase of treasury stock	(382,734)	-
Repayment of bank loans	(2,796,258)	(1,680,678)
Proceeds from bank borrowings	19,660,744	14,500,950
Net change in warehouse line borrowings for loans held for sale	(11,585,534)	8,325,432
Net cash provided by financing activities	2,207,754	18,990,088
Net change in cash and cash equivalents	6,328,231	(1,065,812)
Cash and cash equivalents at beginning of year	38,987,430	40,053,242
Cash and cash equivalents at end of year	$45,315,661	$38,987,430

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$5,976,461	$5,119,459
Income taxes	581,556	2,667,918

Non Cash Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$39,932,516	$12,578,743
Accrued real estate construction costs and retainage	258,961	7,358,922
Mortgage loans held for investment foreclosed into real estate held for investment	1,576,196	2,075,714
Transfer of cemetery land and improvements to property and equipment	643,329	-

See Note 20 regarding non cash transactions included in the acquisition of First Guaranty Insurance Company.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The presentation of certain amounts in prior years has been reclassified to conform to the 2017 presentation. The Company reclassified certain amounts from other assets to receivables; from receivables to other liabilities; from other assets to other liabilities; from equity securities to other investments; from other liabilities to mortgage loans held for investment; from net investment income to mortgage fee income; and from mortgage fee income to net investment income. These reclassifications had no impact on net earnings or stockholders' equity. Additionally, see the discussion regarding correction of errors in Notes 22 and 23.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment; those used in determining the liability for future policy benefits; those used in determining the estimated future costs for pre-need sales; those used in determining the value of mortgage servicing rights; those used in determining allowances for loan losses for mortgage loans held for investment; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

Mortgage loans held for investment are carried at their unpaid principal balances adjusted for net deferred fees,  charge-offs and the related allowance for loan losses. Interest income is included in net investment income on the consolidated statements of earnings and is recognized when earned. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans. Origination fees are included in net investment income on the consolidated statements of earnings.

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

Short-term investments are carried at cost and consist of money market funds.

Realized gains and losses on investments arise when investments are sold (as determined on a specific identification basis) or are other than temporarily impaired. If in management's judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and credit worthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and the Company's ability and intent to hold the investment until the fair value recovers, which is not assured.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Loans Held for Sale

Mortgage loans held for sale prior to July 1, 2017 were carried at the lower of cost or market net of direct selling revenues and costs. Based on the short-term nature of these assets, the Company had no related allowance for loan losses recorded for these assets. On July 1, 2017 the Company elected the fair value option for loans held for sale. See Note 3 and Note 17 to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination of mortgage loans held for sale. Mortgage loans held for sale prior to July 1, 2017 were shown on the Company's consolidated balance sheets at the lower of cost or market and all revenues and costs were deferred until the loans were sold to a third-party investor.  On July 1, 2017, the Company made an election to use fair value accounting for all mortgage loans that are held for sale.  Accordingly, all revenues and costs are now recognized when the mortgage loan is funded and any changes in fair value are shown as a component of mortgage fee income.  See Note 3 and Note 17 to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The Company, through its mortgage subsidiaries, sells mortgage loans to third-party investors without recourse unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month time period, the loans are repurchased and transferred to the long-term investment portfolio at the lower of cost or fair value and previously recorded mortgage fee income that was to be received from a third-party investor is written off against the loan loss reserve.

Determining Lower of Cost or Market

Cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

•	For loans that are committed, the Company uses the commitment price.

•	For loans that are non-committed that have an active market, the Company uses the market price.

•	For loans that are non-committed where there is no market but there is a similar product, the Company uses the market value for the similar product.

•
For loans that are non-committed where no active market exists, the Company determines that the unpaid principal balance best approximates the market value, after considering the fair value of the underlying real estate collateral, estimated future cash flows, and the loan interest rate.

The appraised value of the real estate underlying the original mortgage loan adds support to the Company's determination of fair value because if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan, thus minimizing credit risk. In determining the market value on the date of repurchase, the Company considers the total value of all of the loans because any sale of loans would be made as a pool.
The majority of loans originated are sold to third-party investors. The amounts expected to be sold to investors are shown on the consolidated balance sheets as loans held for sale.
Loan Loss Reserve
The loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on loans held for sale. The Company may be required to reimburse third-party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company's estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

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

The loan loss reserve analysis involves mortgage loans that have been sold to third-party investors, which were believed to have met investor underwriting guidelines at the time of sale, where the Company has received a demand from the investor. There are generally three types of demands: make whole, repurchase, or indemnification. These types of demands are more particularly described as follows:

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

Restricted Assets

Restricted assets are assets held in a trust account for future mortuary services and merchandise and consist of cash and cash equivalents; participations in mortgage loans held for investment with Security National Life Insurance Company ("Security National Life"); mutual funds carried at estimated fair value; equity securities carried at estimated fair value; and a surplus note with Security National Life. Restricted assets also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company elected to fund its medical benefit safe-harbor limit based on 35% of the qualified direct costs for the preceding year, and has included this amount as a component of restricted cash.

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
Years Ended December 31, 2017 and 2016

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

The Company follows GAAP when accounting for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract are accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract are written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract.

Value of business acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

Mortgage Servicing Rights

Mortgage Service Rights ("MSR") arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate owned and property dispositions.

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

The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial term of 30 years and MSRs backed by mortgage loans with initial term of 15 years. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. Amortization expense is included in other expenses on the consolidated statements of earnings. MSR amortization is determined by amortizing the MSR balance in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets.

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
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

The Company periodically assesses MSRs for impairment. Impairment occurs when the current fair value of the MSR falls below the asset's carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current period earnings and the carrying value of the MSRs is adjusted through a valuation allowance.

Management periodically reviews the various loan strata to determine whether the value of the MSRs in a given stratum is impaired and likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to forty years. Leasehold improvements paid for by the Company as a lessee are amortized over the lesser of the useful life or remaining lease terms.

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

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant's committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by the source of the applications (retail, broker or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance), product type and the application approval status. The Company has developed fallout estimates using historical data that take into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the loan commitments and are updated periodically to reflect the most current data.

The Company estimates the fair value of a loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted mortgage-backed securities ("MBS") prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the loan commitment is issued and is shown net of expenses. Following issuance, the value of a loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

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

The net changes in fair value of loan commitments and forward sale commitments are shown in current earnings as a component of mortgage fee income on the consolidated statements of earnings. Mortgage banking derivatives are shown in other assets and other liabilities and accrued expenses on the consolidated balance sheets.

Call and Put Options

The Company uses a strategy of selling "out of the money" call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company uses the strategy of selling put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for options is adjusted to fair value at each reporting date. In the event a call option is exercised, the Company recognizes a gain on the sale of the equity security enhanced by the value of the option that was sold. If the option expires unexercised, the Company recognizes a gain from the sale of the option. In the event a put option is exercised, the Company acquires an equity security at the strike price of the option reduced by the value received from the sale of the put option. The equity security is then traded as a normal equity security in the Company's portfolio. The net changes in the fair value of call and put options are shown in current earnings as a component of realized gains (losses) on investments and other assets. Call and put options are shown in other liabilities and accrued expenses on the consolidated balance sheets.

Allowance for Doubtful Accounts and Loan Losses and Impaired Loans

The Company records an allowance and recognizes an expense for potential losses from mortgage loans held for investment, other investments and receivables in accordance with GAAP.

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
Years Ended December 31, 2017 and 2016

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

Future Policy Benefits and Unpaid Claims

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries' experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4% to 10%. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred. Increases in future policy benefits are charged to expense.

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

The Company records an unpaid claims liability for claims in the course of settlement equal to the death benefit amount less any reinsurance recoverable amount for claims reported. There is also an unpaid claims liability for claims incurred but not reported. This liability is based on the historical experience of the net amount of claims that were reported in reporting periods subsequent to the reporting period when claims were incurred. This amount is adjusted to include a margin for adverse deviation.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2017 and 2016. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

Sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sale of cemetery interment rights are recognized in accordance with the retail land sales provisions based on GAAP. Under GAAP, recognition of revenue and associated costs from constructed cemetery property must be deferred until 10% of the sales price has been collected.

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
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

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

Earnings Per Common Share

The Company computes earnings per share which requires presentation of basic and diluted earnings per share. Basic earnings per equivalent Class A common share are computed by dividing net earnings by the weighted-average number of Class A common shares outstanding during each year presented, after the effect of the assumed conversion of Class C common stock to Class A common stock. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year used to compute basic earnings per share plus dilutive potential incremental shares. Basic and diluted earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

Stock Based Compensation

The cost of employee services received in exchange for an award of equity instruments is recognized in the financial statements and is measured based on the fair value on the grant date of the award. The fair value of stock options is calculated using the Black Scholes Option Pricing Model. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award and is included in personnel expenses on the consolidated statements of earnings.

Concentration of Credit Risk

For a description of the geographic concentration risk regarding mortgage loans held for investment and real estate held for investment, refer to Note 2 of the Notes to Consolidated Financial Statements.

Advertising

The Company expenses advertising costs as incurred.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ("ASU") No. 2017-01: "Business Combinations (Topic 805): Clarifying the Definition of a Business" – Issued in January 2017, ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a "set," that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. While the Company's acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company likely would have been considered asset acquisitions under the new standard. As a result, transaction costs are more likely to be capitalized since the Company expects some of its future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses. ASU 2017-01 was adopted by the Company on January 1, 2018 and it will be applied prospectively to transactions occurring after the adoption date, as applicable.

ASU No. 2016-18: "Statement of Cash Flows (Topic 230): Restricted Cash" – Issued in November 2016, ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the consolidated statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. The Company currently discloses the restrictions on cash and cash equivalents in Note 8 of the Notes to Consolidated Financial Statements and will continue these disclosures. Note 8 also discloses the components of the Company's restricted assets which includes restricted cash. The Company currently presents changes in restricted cash and cash equivalents under investing activities on the consolidated statements of cash flows. Upon adoption of ASU 2016-18, the Company will amend the presentation in the consolidated statements of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents and will retrospectively reclassify all periods presented. After adoption, net changes in restricted cash will no longer be presented under investing activities on the consolidated statements of cash flows. ASU 2016-18 was adopted by the Company on January 1, 2018. The adoption of this standard does not impact the Company's total cash and cash equivalents but is a change in presentation within the consolidated statements of cash flows.

ASU No. 2016-13: "Financial Instruments – Credit Losses (Topic 326)" – Issued in June 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the potential impact of this standard.

ASU No. 2016-02: "Leases (Topic 842)" - Issued in February 2016, ASU 2016-02 supersedes the requirements in Accounting Standards Codification ("ASC") Topic 840, "Leases", and was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new authoritative guidance will be effective for the Company on January 1, 2019. The Company is in the process of evaluating the potential impact of this standard, which is not expected to be material to the Company's results of operations but will have an effect on the balance sheet presentation for leased assets and obligations.

ASU No. 2016-01: "Financial Instruments – Overall (Topic 825-10)" – Issued in January 2016, ASU 2016-01 changes the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of stockholders' equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The Company holds equity securities classified as available for sale securities that are currently measured at fair value with changes in fair value recognized through other comprehensive income. Upon adoption of ASU 2016-01 the Company will be required to recognize changes in the fair value of these equity securities through earnings, thus increasing the volatility of the Company's earnings. However, adoption of this standard will not significantly affect the Company's comprehensive income or stockholders' equity. The Company adopted this standard on January 1, 2018 using the modified retrospective approach with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the adoption will result in a reclassification of the related accumulated net unrealized gains of $603,170 included in accumulated other comprehensive income as of December 31, 2017 to retained earnings. See Note 2 and 8 for more details regarding equity securities available for sale and Note 18 for more details regarding the components of accumulated other comprehensive income.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

1)    Significant Accounting Policies (Continued)

ASU No. 2014-09: "Revenue from Contracts with Customers (Topic 606)" - Issued in May 2014, ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition". ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries. ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Premiums and related fees from insurance contracts and mortgage banking revenues are excluded from the scope of this new guidance.

The Company analyzed the potential impact of this standard by reviewing its revenue sources and its current policies and procedures to identify potential differences that would result from applying the requirements of this new standard to its contracts with customers. Through the review process, the Company identified and made changes to its processes, systems, and controls to support recognition and disclosure under the new standard.

The Company also evaluated the potential changes from adopting the new standard on its future reporting and disclosures. The Company also reviewed its contracts with customers and developed a process for the systematic application of the standard to existing undelivered performance obligations at adoption. Additionally, the Company is implementing a new software program to accommodate recognition and disclosure requirements under the new standard. Finally, the Company identified and designed additional controls around new processes that were implemented upon adoption of the new standard.

The Company's revenues from contracts with customers that are subject to ASU 2014-09 include revenues on mortuary and cemetery contracts, which is less than 5% of the Company's total revenues. The recognition and measurement of these items is not expected to change as a result of the Company's adoption of ASU 2014-09 and thus the adoption of ASU 2014-09 will not significantly impact the Company's results of operations or financial position. The Company adopted this standard on January 1, 2018 using a modified retrospective approach. No cumulative effect adjustment will be made to beginning retained earnings.

The standard primarily impacts the manner in which the Company recognizes a) certain nonrefundable up-front fees and b) incremental costs to acquire new pre-need funeral trust contracts and pre-need and at-need cemetery contracts (i.e., selling costs). The nonrefundable fees will continue to be deferred and recognized as revenue when the underlying goods and services are delivered to the customer. The incremental selling costs will continue to be deferred and amortized by specific identification to the delivery of the underlying goods and services. Additionally, the amounts due from customers for undelivered performance obligations on cancelable pre-need contracts represent contract assets, which are required to be netted with deferred pre-need cemetery and mortuary contract revenues, instead of receivables on the Company's consolidated balance sheets.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company's results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments

The Company's investments as of December 31, 2017 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017:
Fixed maturity securities held to maturity carried at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$54,077,069	$211,824	$(579,423)	$53,709,470

Obligations of states and political subdivisions	5,843,176	112,372	(71,013)	5,884,535

Corporate securities including public utilities	158,350,727	14,336,452	(1,007,504)	171,679,675

Mortgage-backed securities	9,503,016	210,652	(162,131)	9,551,537

Redeemable preferred stock	623,635	49,748	(191)	673,192

Total fixed maturity securities held to maturity	$228,397,623	$14,921,048	$(1,820,262)	$241,498,409

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,002,931	$667,593	$(632,669)	$6,037,855

Total securities available for sale	$6,002,931	$667,593	$(632,669)	$6,037,855

Mortgage loans held for investment at amortized cost:
Residential	$102,527,111
Residential construction	50,157,533
Commercial	54,954,865
Less: Unamortized deferred loan fees, net	(1,659,828)
Less: Allowance for loan losses	(1,768,796)

Total mortgage loans held for investment	$204,210,885

Real estate held for investment - net of accumulated depreciation:
Residential	$68,329,917
Commercial	72,968,789

Total real estate held for investment	$141,298,706

Other investments and policy loans at amortized cost:
Policy loans	$6,531,352
Insurance assignments	36,301,739
Federal Home Loan Bank stock	689,400
Other investments	3,219,622
Less: Allowance for doubtful accounts	(846,641)

Total policy loans and other investments	$45,895,472

Accured investment income	$3,644,077

Total investments	$629,484,618

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

The Company's investments as of December 31, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016:
Fixed maturity securities held to maturity carried at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$4,475,065	$249,028	$(66,111)	$4,657,982

Obligations of states and political subdivisions	6,017,225	153,514	(133,249)	6,037,490

Corporate securities including public utilities	164,375,636	10,440,989	(3,727,013)	171,089,612

Mortgage-backed securities	9,488,083	221,400	(280,871)	9,428,612

Redeemable preferred stock	623,635	13,418	-	637,053

Total fixed maturity securities held to maturity	$184,979,644	$11,078,349	$(4,207,244)	$191,850,749

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,323,238	$447,110	$(859,092)	$9,911,256

Total securities available for sale	$10,323,238	$447,110	$(859,092)	$9,911,256

Mortgage loans held for investment at amortized cost:
Residential	$58,593,622
Residential construction	40,800,117
Commercial	51,536,622
Less: Unamortized deferred loan fees, net	(190,846)
Less: Allowance for loan losses	(1,748,783)

Total mortgage loans held for investment	$148,990,732

Real estate held for investment - net of accumulated depreciation:
Residential	$76,191,985
Commercial	68,973,936

Total real estate held for investment	$145,165,921

Other investments and policy loans at amortized cost:
Policy loans	$6,694,148
Insurance assignments	33,548,079
Promissory notes	48,797
Federal Home Loan Bank stock	662,100
Other investments	1,765,752
Less: Allowance for doubtful accounts	(1,119,630)

Total policy loans and other investments	$41,599,246

Short-term investments at amortized cost	$27,560,040

Accured investment income	$2,972,596

Total investments	$561,179,435

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2017 and 2016. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2017
U.S. Treasury Securities and Obligationsof U.S. Government Agencies	$532,010	$51,606,699	$47,413	$643,380	$579,423	$52,250,079
Obligations of States and Political Subdivisions	296	214,882	70,717	2,225,021	71,013	2,439,903
Corporate Securities	167,786	11,551,865	839,718	13,193,258	1,007,504	24,745,123
Mortgage and other asset-backed securities	56,756	2,516,660	105,375	1,676,494	162,131	4,193,154
Redeemable preferred stock	191	11,421	-	-	191	11,421
Total unrealized losses	$757,039	$65,901,527	$1,063,223	$17,738,153	$1,820,262	$83,639,680

At December 31, 2016
U.S. Treasury Securities and Obligationsof U.S. Government Agencies	$66,111	$1,342,088	$-	$-	$66,111	$1,342,088
Obligations of States andPolitical Subdivisions	133,249	3,686,856	-	-	133,249	3,686,856
Corporate Securities	1,728,312	41,796,016	1,998,701	12,969,135	3,727,013	54,765,151
Mortgage and other asset-backed securities	176,715	4,176,089	104,156	940,278	280,871	5,116,367
Total unrealized losses	$2,104,387	$51,001,049	$2,102,857	$13,909,413	$4,207,244	$64,910,462

There were 141 securities with fair value of 97.9% of amortized cost at December 31, 2017. There were 250 securities with fair value of 93.9% of amortized cost at December 31, 2016. During the years ended December 31, 2017 and 2016, an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $493,371 and $100,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 1 year	$20,125,883	$20,299,016
Due in 2-5 years	69,849,085	70,873,975
Due in 5-10 years	49,842,819	52,444,399
Due in more than 10 years	78,453,185	87,656,290
Mortgage-backed securities	9,503,016	9,551,537
Redeemable preferred stock	623,635	673,192
Total held to maturity	$228,397,623	$241,498,409

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB"). In June through August of 2017, the Company purchased a total of $50,000,000, par value, of United States Treasury fixed maturity securities that it deposited with the FHLB. These securities will generate interest income for the Company and will be available to use as collateral on any cash borrowings from the FHLB. As of December 31, 2017, the Company did not have any outstanding amounts owed to FHLB and the estimated maximum borrowing capacity was $47,252,871.

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at December 31, 2017 and 2016. The unrealized losses were primarily the result of decreases in fair value in the retail, industrial and energy sectors. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2017
Industrial, miscellaneous and all other	$213,097	98	$419,572	81	$632,669
Total unrealized losses	$213,097	98	$419,572	81	$632,669
Fair Value	$847,718		$1,329,213		$2,176,931

At December 31, 2016
Industrial, miscellaneous and all other	$215,563	124	$643,529	104	$859,092
Total unrealized losses	$215,563	124	$643,529	104	$859,092
Fair Value	$2,063,144		$1,685,874		$3,749,018

The average market value of the equity securities available for sale was 77.5% and 81.4% of the original investment as of December 31, 2017 and 2016, respectively. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. During the years ended December 31, 2017 and 2016, an other than temporary decline in the market value resulted in the recognition of an impairment loss on equity securities of $280,968 and $170,358, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

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
There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on equity securities available for sale) at December 31, 2017, other than investments issued or guaranteed by the United States Government.
The Company's net realized gains and losses from sales, calls, and maturities, and other than temporary impairments from investments and other assets for the years ended December 31 are summarized as follows:
	2017	2016

Fixed maturity securities held to maturity:
Gross realized gains	$179,182	$389,558
Gross realized losses	(893,567)	(132,124)
Other than temporary impairments	(493,371)	(100,000)

Equity securities available for sale:
Gross realized gains	166,950	221,817
Gross realized losses	(76,475)	(61,242)
Other than temporary impairments	(280,968)	(170,358)

Other assets:
Gross realized gains	3,410,076	349,252
Gross realized losses	(5,734,648)	(943,648)
Total	$(3,722,821)	$(446,745)

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount for disposals of securities classified as held to maturity was $2,932,961 and $2,380,027, for the years ended December 31, 2017 and 2016, respectively.  The net realized loss and gain related to these disposals was $463,892 and $155,346, for the years ended December 31, 2017 and 2016, respectively. Although the intent is to buy and hold a bond to maturity, the Company will sell a bond prior to maturity if conditions have changed within the entity that issued the bond to increase the risk of default to an unacceptable level.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

Major categories of net investment income for the years ended December 31, are as follows:
	2017	2016
Fixed maturity securities held to maturity	$10,626,400	$9,083,858
Equity securities available for sale	245,490	270,942
Mortgage loans held for investment	12,498,578	11,398,986
Real estate held for investment	11,703,947	10,969,828
Policy loans	488,561	498,444
Insurance assignments	13,289,818	11,876,836
Other investments	105,218	25,122
Short-term investments	543,528	268,988
Gross investment income	49,501,540	44,393,004
Investment expenses	(14,438,572)	(12,414,403)
Net investment income	$35,062,968	$31,978,601
Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $501,227 and $419,360 for the years ended December 31, 2017 and 2016, respectively.
Net investment income on real estate consists primarily of rental revenue received under short-term leases.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit for regulatory authorities as required by law amounted to $9,264,977 and $9,269,121 at December 31, 2017 and 2016, respectively. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.
Real Estate Held for Investment
The Company continues to strategically deploy resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business segments in the form of acquisition, development and mortgage foreclosures. The Company reports real estate held for investment pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

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

The Company employs full-time employees to attend to the day-to-day operations of those assets within the greater Salt Lake area and close surrounding markets.  The Company utilizes third-party property managers when the geographic boundary does not warrant full-time staff or through strategic lease-up periods. The Company generally looks to acquire assets in regions that are high growth regions for employment and population and in assets that provide operational efficiencies.

The Company currently owns and operates 12 commercial properties in 8 states. These properties include industrial warehouses, office buildings, retail centers, undeveloped land and includes the redevelopment and expansion of its corporate campus in Salt Lake City, Utah. The Company does use debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $64,704,000 and $51,507,000 as of December 31, 2017 and 2016, respectively. The associated bank loan carrying values totaled approximately $40,994,000 and $21,831,000 as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company recorded impairment losses on commercial real estate held for investment of $5,350,967 and $900,000, respectively. These impairment losses are included in realized gains (losses) on investment and other assets on the consolidated statements of earnings.

The Company's investment in commercial real estate for the years ended December 31, are summarized as follows:

	Net Ending Balance				Total Square Footage
	2017		2016		2017	2016
Arizona	$4,000	(1)	$450,538	(1)	-	16,270
Arkansas	96,169		100,369		3,200	3,200
Kansas	7,200,000		12,450,297		222,679	222,679
Louisiana	493,197		518,700		7,063	7,063
Mississippi	3,725,039		3,818,985		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	335,000		3,734,974		23,470	23,470
Utah	61,108,384	(2)	47,893,073		433,244	433,244

	$72,968,789		$68,973,936		723,477	739,747
_______________
(1) Includes Vacant Land

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

As of December 31, 2017, SNRE manages 105 residential properties in 9 states across the United States which includes a newly constructed apartment complex, Dry Creek at East Village ("Dry Creek"), in Sandy Utah. See Note 25 regarding the disposition of Dry Creek.

The net ending balance of residential real estate that serves as collateral for a bank borrowing was approximately $34,431,000 and $35,798,000, as of December 31, 2017 and 2016, respectively. The associated bank loan carrying value was approximately $26,773,000 and $27,377,000 as of December 31, 2017 and 2016, respectively.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $33,372,228 and $39,856,434 as of December 31, 2017 and 2016, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

The Company's investment in residential real estate for the years ended December 31, are summarized as follows:

	Net Ending Balance
	2017	2016
Arizona	$217,105	$742,259
California	5,463,878	5,848,389
Colorado	-	364,489
Florida	7,000,684	8,327,355
Hawaii	712,286	-
Ohio	10,000	-
Oklahoma	17,500	46,658
Texas	509,011	1,091,188
Utah	54,113,272	59,485,466
Washington	286,181	286,181
	$68,329,917	$76,191,985

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or 10% of the overall commercial real estate holdings.

As of December 31, 2017, real estate owned and occupied by the company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
5300 South 360 West, Salt Lake City, UT (1)	Corporate Offices, Life Insurance and Cemetery/Mortuary Operations	36,000	100%
5201 Green Street, Salt Lake City, UT	Mortgage Operations	36,899	34%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	21,521	27%
121 West Election Road, Draper, UT	Mortgage Sales	78,978	19%

(1) This asset is included in property and equipment on the consolidated balance sheets

Mortgage Loans Held for Investment

The Company reports mortgage loans held for investment pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2017, the Company has 42%, 27%, 12%, 14% and 5% of its mortgage loans from borrowers located in the states of Utah, California, Florida, Texas and Nevada, respectively. The mortgage loan balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,768,796 and $1,748,783 at December 31, 2017 and 2016, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans Held for Investment
Years Ended December 31

	Commercial	Residential	Residential Construction	Total
2017
Allowance for credit losses:
Beginning balance	$187,129	$1,461,540	$100,114	$1,748,783
Charge-offs	-	(351,357)	(64,894)	(416,251)
Provision	-	436,264	-	436,264
Ending balance	$187,129	$1,546,447	$35,220	$1,768,796

Ending balance: individually evaluated for impairment	$-	$237,560	$-	$237,560

Ending balance: collectively evaluated for impairment	$187,129	$1,308,887	$35,220	$1,531,236

Mortgage loans:
Ending balance	$54,954,865	$102,527,111	$50,157,533	$207,639,509

Ending balance: individually evaluated for impairment	$-	$4,923,552	$461,834	$5,385,386

Ending balance: collectively evaluated for impairment	$54,954,865	$97,603,559	$49,695,699	$202,254,123

2016
Allowance for credit losses:
Beginning balance	$187,129	$1,560,877	$100,114	$1,848,120
Charge-offs	-	(420,135)	-	(420,135)
Provision	-	320,798	-	320,798
Ending balance	$187,129	$1,461,540	$100,114	$1,748,783

Ending balance: individually evaluated for impairment	$-	$187,470	$-	$187,470

Ending balance: collectively evaluated for impairment	$187,129	$1,274,070	$100,114	$1,561,313

Mortgage loans:
Ending balance	$51,536,622	$58,593,622	$40,800,117	$150,930,361

Ending balance: individually evaluated for impairment	$202,992	$2,916,538	$64,895	$3,184,425

Ending balance: collectively evaluated for impairment	$51,333,630	$55,677,084	$40,735,222	$147,745,936

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented.

Age Analysis of Past Due Mortgage Loans Held for Investment
Years Ended December 31

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Process of Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
2017
Commercial	$1,943,495	$-	$-	$-	$1,943,495	$53,011,370	$54,954,865	$(187,129)	$(67,411)	$54,700,325
Residential	6,613,479	495,347	3,591,333	1,332,219	12,032,378	90,494,733	102,527,111	(1,546,447)	(1,164,130)	99,816,534
Residential Construction	-	-	461,834	-	461,834	49,695,699	50,157,533	(35,220)	(428,287)	49,694,026

Total	$8,556,974	$495,347	$4,053,167	$1,332,219	$14,437,707	$193,201,802	$207,639,509	$(1,768,796)	$(1,659,828)	$204,210,885

2016
Commercial	$-	$-	$-	$202,992	$202,992	$51,333,630	$51,536,622	$(187,129)	$(155,725)	$51,193,768
Residential	964,960	996,779	1,290,355	1,626,183	4,878,277	53,715,345	58,593,622	(1,461,540)	(35,121)	57,096,961
Residential Construction	-	-	64,895	-	64,895	40,735,222	40,800,117	(100,114)	-	40,700,003

Total	$964,960	$996,779	$1,355,250	$1,829,175	$5,146,164	$145,784,197	$150,930,361	$(1,748,783)	$(190,846)	$148,990,732

1) There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

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

Impaired Loans
Years Ended December 31

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2017
With no related allowance recorded:
Commercial	$-	$-	$-	$365,220	$-
Residential	3,322,552	3,322,552	-	3,290,094	-
Residential construction	461,834	461,834	-	277,232	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,601,000	1,601,000	237,560	1,350,115	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$365,220	$-
Residential	4,923,552	4,923,552	237,560	4,640,209	-
Residential construction	461,834	461,834	-	277,232	-

2016
With no related allowance recorded:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	-	-	-	-	-
Residential construction	64,895	64,895	-	79,082	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,916,538	2,916,538	374,501	3,001,850	-
Residential construction	-	-	-	-	-

Total:
Commercial	$202,992	$202,992	$-	$202,992	$-
Residential	2,916,538	2,916,538	374,501	3,001,850	-
Residential construction	64,895	64,895	-	79,082	-

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
Years Ended December 31, 2017 and 2016

2)    Investments (Continued)

The Company's performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity
Years Ended December 31
	Commercial		Residential		Residential Construction		Total
	2017	2016	2017	2016	2017	2016	2017	2016

Performing	$54,954,865	$51,333,630	$97,603,559	$55,677,084	$49,695,699	$40,735,222	$202,254,123	$147,745,936
Non-performing	-	202,992	4,923,552	2,916,538	461,834	64,895	5,385,386	3,184,425

Total	$54,954,865	$51,536,622	$102,527,111	$58,593,622	$50,157,533	$40,800,117	$207,639,509	$150,930,361

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current.  Interest not accrued on these loans totals $204,083 and $172,000 as of December 31, 2017 and 2016, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-accrual Status
	Years Ended December 31
	2017	2016
Commercial	$-	$202,992
Residential	4,923,552	2,916,538
Residential construction	461,834	64,895
Total	$5,385,386	$3,184,425

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2017 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$102,527,111	$5,454,776	$40,995,574	$56,076,761
Residential Construction	50,157,533	42,763,420	7,394,113	-
Commercial	54,954,865	36,690,847	15,674,563	2,589,455
Total	$207,639,509	$84,909,043	$64,064,250	$58,666,216

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

3)    Loans Held for Sale

Fair Value Option Election

ASC No. 825, "Financial Instruments", allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but it is irrevocable. The Company elected the fair value option for loans held for sale originated after July 1, 2017. The Company believes the fair value option most closely aligns the timing of the recognition of gains and costs. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Electing fair value also reduces certain timing differences and better matches changes in the fair value of these assets with changes in the fair value of the related derivatives used for these assets.

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on mortgage loans held for investment and is included in mortgage fee income on the consolidated statement of earnings. None of these loans are 90 or more days past due nor on nonaccrual status as of December 31, 2017. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

As of December 31 2017

Aggregate fair value	$133,414,188
Unpaid principal balance	129,233,411
Unrealized gain	4,180,777

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale for the years ended December 31, are as follows:

	2017	2016
Loan fees	$40,434,686	$44,341,501
Interest income	7,089,025	8,004,952
Secondary gains	108,756,613	140,651,103
Change in fair value of loan commitments	(4,812,743)	(862,163)
Change in fair value of loans held for sale	4,180,777	-
Provision for loan loss reserve	(1,851,187)	(2,988,754)
Mortgage fee income	$153,797,171	$189,146,639

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

3)    Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	December 31
	2017	2016
Balance, beginning of period	$627,733	$2,805,900
Provision for current loan originations (1)	1,851,187	2,988,754
Additional provision for loan loss reserve	-	1,700,000
Charge-offs, net of recaptured amounts	92,604	(6,866,921)
Balance, at December 31	$2,571,524	$627,733

(1) Included in Mortgage fee income on the consolidated statements of earnings.

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

4)    Receivables

Receivables consist of the following:

	December 31
	2017	2016
Trade contracts	$3,608,379	$3,410,321
Receivables from sales agents	3,528,703	4,016,393
Held in Escrow – Southern Security	-	107,388
Other	4,851,305	3,231,926
Total receivables	11,988,387	10,766,028
Allowance for doubtful accounts	(1,544,518)	(2,355,482)
Net receivables	$10,443,869	$8,410,546

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

5)    Value of Business Acquired and Goodwill

Information with regard to value of business acquired is as follows:

	December 31
	2017	2016
Balance at beginning of year	$7,570,300	$8,743,773
Value of business acquired	-	-
Imputed interest at 7%	39,767	45,762
Amortization	(1,021,308)	(1,219,235)
Net amortization charged to income	(981,541)	(1,173,473)
Balance at end of year	$6,588,759	$7,570,300

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $919,000, $854,000, $766,000, $713,000, and $663,000 for the years 2018 through 2022. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2017, value of business acquired is being amortized over a weighted average life of 6.1 years.

Information with regard to goodwill acquired is as follows:

Goodwill of $2,765,570 is not amortized but tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill.

6)    Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2017	2016
Land and buildings	$8,689,302	$9,155,665
Furniture and equipment	16,952,404	19,548,521
	25,641,706	28,704,186
Less accumulated depreciation	(17,572,326)	(19,912,664)
Total	$8,069,380	$8,791,522

Depreciation expense for the years ended December 31, 2017 and 2016 was $2,220,693 and $2,182,724, respectively. During 2017, the Company transferred $643,329 of land from cemetery land and improvements to property and equipment. This transfer is shown as a non cash item on the consolidated statements of cash flows.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

7)    Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31
	2017	2016
1.65% above the monthly LIBOR rate note payable in monthly installments of $13,741 including principal and interest, collateralized by real property with a book value of approximately $498,000, paid in full in November 2017.	$-	$147,346

Mark to market of interest rate swaps (discussed below) adjustment, terminated in November 2017	-	3,308

6.50% note payable in monthly installments of $1,702 including principal and interest, collateralized by real property with a book value of approximately $271,000, due October 2041.	246,847	251,072

2.25% above the monthly LIBOR rate (1.56% at December 31, 2017) plus 1/16th of the monthly LIBOR rate note payable in monthly principal payments of $13,167 plus interest, collateralized by real property with a book value of approximately $4,457,000, due September 2021.	2,975,781	3,133,787

3.85% fixed note payable in monthly installments of $85,419 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due January 2018.	85,419	1,093,349

4.27% fixed note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, dueNovember 2021.	2,372,690	2,904,354

4.40% fixed note payable in monthly installments of $46,825 including principal and interest, collateralized by real property with a book value of approximately $11,837,000, dueJanuary 2026.	7,712,854	7,927,526

4.329% fixed note payable in monthly installments of $9,775 including principal and interest, collateralized by real property with a book value of approximately $3,004,000, due September 2025.	1,961,573	1,992,056

2.5% above the monthly LIBOR rate (1.56% at December 31, 2017) plus 1/16th of the monthly LIBOR rate construction loan payable, collateralized by real property with a book value of approximately $45,406,000, due August 2019.	28,343,684	8,777,941

2.25% above 90 day LIBOR rate (1.69% at December 31, 2017) note payable in monthly installments of approximately $125,000, collateralized by real property with a book value of approximately $34,431,000, due October 2019.	26,773,058	27,377,114

1 month LIBOR rate (1.56% at December 31, 2017) plus 3% loan purchase agreement with a warehouse line availability of $100,000,000, matures June 2018	61,298,220	76,843,180

1 month LIBOR rate (1.56% at December 31, 2017) plus 3% loan purchase agreement with a warehouse line availability of $100,000,000, matures September 2018	25,538,378	21,578,951

Other loans payable	142,421	110,695
Total bank and other loans	157,450,925	152,140,679

Less current installments	88,437,940	101,177,574
Bank and other loans, excluding current installments	$69,012,985	$50,963,105

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

7)    Bank and Other Loans Payable (Continued)

Revolving Lines of Credit

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (3.75% at December 31, 2017), secured by the capital stock of Security National Life and maturing September 30, 2018, renewable annually. At December 31, 2017, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program and under a standby letter of credit aggregating $48,220 issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. These standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2017, there were no amounts outstanding under the revolving line-of-credit.

The Company also has a $2,500,000 revolving line-of-credit with a bank with interest payable at the overnight LIBOR rate plus 2.25% (3.68% at December 31, 2017) maturing September 30, 2018. At December 31, 2017, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency relating to claims filed in states where SecurityNational Mortgage is licensed. This standby letter of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2017, there were no amounts outstanding under the revolving line-of-credit.

Mortgage Warehouse Lines of Credit

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

The Company, through its subsidiary SecurityNational Mortgage, also uses a line of credit with Texas Capital Bank N.A.   This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans.  SecurityNational Mortgage is currently approved to borrow $30,000,000 of the $100,000,000 available.  The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on September 7, 2018. The Company is required to maintain an adjusted tangible net worth of $70,000,000, unrestricted cash of $15,000,000, and no two consecutive quarters with a net loss.

In addition to financial covenants of these agreements, the Company is required to carry insurance policies for errors and omissions and general liability and was in compliance with all debt covenants as of December 31, 2017.

The following tabulation shows the combined maturities of bank and other loans payable:

2018	$88,437,940
2019	55,674,420
2020	1,085,699
2021	3,456,607
2022	326,923
Thereafter	8,469,336
Total	$157,450,925

Interest expense in 2017 and 2016 was $6,037,332 and $5,111,868, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

8)    Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets

State law requires the Company to pay into endowment care trusts a portion of the proceeds from the sale of certain cemetery property interment rights for cemeteries that have established an endowment care trust. These endowment care trusts are defined as variable interest entities pursuant to GAAP. Also, management has determined that the Company is the primary beneficiary of these trusts, as it absorbs both a majority of the losses and returns associated with the trusts. The Company has consolidated cemetery endowment care trust investments with a corresponding amount recorded as Cemetery Perpetual Care Obligation in the accompanying consolidated balance sheets.

The components of the cemetery perpetual care investments and obligation are as follows:

	December 31
	2017	2016
Cash and cash equivalents	$997,498	$865,699
Fixed maturity securities, held to maturity, at amortized cost	943,211	885,729
Equity securities, at estimated fair value	682,315	698,202
Participating interests in mortgage loans held for investment with Security National Life	4,128	3,821
Real estate	1,996,411	1,678,434
Note receivables from Cottonwood Mortuary Singing Hills Cemetery and Memorial Estates eliminated in consolidation	1,667,621	1,725,714
Total cemetery perpetual care trust investments	6,291,184	5,857,599
Cemetery perpetual care obligation	(3,710,740)	(3,598,580)
Trust investments in excess of trust obligations	$2,580,444	$2,259,019

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

8)    Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The Company has also established certain restricted assets to provide for future merchandise and service obligations incurred in connection with its pre-need sales for its cemetery and mortuary segment.

Restricted cash also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company elected to fund its medical benefit safe-harbor limit based on 35% of the qualified direct costs for the preceding year, and has included this amount as a component of restricted cash. These restricted cash items are for the Company's life insurance and mortgage segments.

Restricted assets are summarized as follows:

	December 31
	2017	2016
Cash and cash equivalents (1)	$8,188,764	$7,089,134
Mutual funds, at estimated fair value	715,952	645,241
Fixed maturity securities, held to maturity, at amortized cost	1,130,088	990,613
Equity securities, at estimated fair value	94,006	91,362
Participating in mortgage loans held for investment with Security National Life	1,701,811	1,575,044
Total	$11,830,621	$10,391,394

_____________
(1) Including cash and cash equivalents of $6,392,283 and $5,292,266 as of December 31, 2017 and 2016, respectively, for the life insurance and mortgage segments.

A surplus note receivable in the amount of $4,000,000 at December 31, 2017 and 2016, from Security National Life, was eliminated in consolidation.

See Notes 1 and 17 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

9)    Income Taxes

The Company's income tax liability (benefit) is summarized as follows:

	December 31
	2017	2016
Current	$(922,754)	$(1,511,762)
Deferred	18,255,537	25,830,631
Total	$17,332,783	$24,318,869

Significant components of the Company's deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2017	2016
Assets
Future policy benefits	$(6,803,339)	$(9,719,058)
Loan loss reserve	(697,779)	(288,590)
Unearned premium	(886,706)	(1,519,722)
Available for sale securities	(237,677)	(51,266)
Net operating loss	(631,892)	(1,531,160)
Deferred compensation	(1,600,401)	(2,225,208)
Deposit obligations	(627,193)	(1,033,580)
Other	(276,127)	(3,384,144)
Less: Valuation allowance	-	431,802
Total deferred tax assets	(11,761,114)	(19,320,926)

Liabilities
Deferred policy acquisition costs	13,700,093	18,150,517
Basis difference in property and equipment	6,110,374	10,749,036
Value of business acquired	1,383,639	2,573,902
Deferred gains	6,978,067	9,290,123
Trusts	1,066,438	1,599,657
Tax on unrealized appreciation	778,040	2,788,322
Total deferred tax liabilities	30,016,651	45,151,557
Net deferred tax liability	$18,255,537	$25,830,631
The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization. For the year ended December 31, 2017, the Company has not recorded a valuation allowance and, given additional operating results of First Guaranty Insurance Company ("First Guaranty") that was acquired in July 2016, the Company has determined that the $431,802 valuation allowance previously recorded in 2016 related to First Guaranty is no longer needed.

The Company paid $581,556 and $2,667,918 in income taxes for the years ended December 31, 2017 and 2016, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

9)    Income Taxes (Continued)

The Company's income tax expense (benefit) is summarized as follows for the years ended December 31:

	2017	2016
Current
Federal	$934,647	$1,138,196
State	236,559	245,764
	1,171,206	1,383,960

Deferred
Federal	(7,811,030)	5,686,651
State	59,002	443,993
	(7,752,028)	6,130,644

Total	$(6,580,822)	$7,514,604

The reconciliation of income tax expense (benefit) at the U.S. federal statutory rates is as follows:

	2017	2016
Computed expense at statutory rate	$2,560,918	$6,699,099
State tax expense, net of federal tax benefit	195,070	455,240
Change in valuation allowance	(431,802)	431,802
Change in tax law	(8,973,722)	-
Other, net	68,714	(71,537)
Income tax expense (benefit)	$(6,580,822)	$7,514,604

The Company's overall effective tax rate for the years ended December 31, 2017 and 2016 was (87.4%) and 38.1%, respectively.  During the fourth quarter of 2017, the Company recorded a tax benefit of $8,973,722 related to the enactment of the Tax Cuts and Jobs Act ("the Tax Act") signed into law December 22, 2017.  The benefit is primarily related to a re-measurement of deferred tax assets and liabilities taking the Tax Act's newly enacted tax rate into account.  The Company's overall effective tax rate for the year ended December 31, 2017 without the impact of the Tax Act would be 31.8%.  The Company's effective tax rates differ from the U.S. federal statutory rate of 34% largely due to the Tax Act change, its provision for state income taxes and a reduction in the valuation allowance related to the prior acquisition of First Guaranty that decreased the effective income tax rate when compared to the prior year.

At December 31, 2017, the Company had no significant unrecognized tax benefits. As of December 31, 2017, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2014 through 2017 are subject to examination by taxing authorities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

9)    Income Taxes (Continued)

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2019	$229,201
2020	114,601
2021	17,101
2022	-
2023	-
Thereafter up through 2037	2,323,615

$2,684,518

10)    Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2017 and 2016. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $106,000,000 and approximately $110,000,000 at December 31, 2017 and 2016, respectively.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The additional amounts expensed for loan losses (above the standard reserve for new loans sold) in years ended December 31, 2017 and 2016 were $-0- and $1,700,000, respectively, and the charge has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2017 and 2016, the balances were $2,572,000 and $628,000, respectively.

Mortgage Loan Loss Litigation

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

10)    Reinsurance, Commitments and Contingencies (Continued)

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

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2017, are approximately as follows:

Years Ending
December 31
2018	$4,825,139
2019	3,371,267
2020	1,705,632
2021	847,504
2022	26,357
Total	$10,775,899

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2017 and 2016 was approximately $7,374,000 and $7,879,000, respectively.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2017, the Company's commitments were approximately $78,967,000, for these loans of which $50,158,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

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

The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for the years ended December 31, 2017 and 2016. At December 31, 2017, the ESOP held 518,517 shares of Class A and 278,904 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $18,000 and $18,000 for the years 2017 and 2016, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a "Safe Harbor" Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee's total annual compensation and matched 50% of 4% to 5% of an employee's annual compensation. The match was in Company stock. The Company's contribution for the years ended December 31, 2017 and 2016 was $1,534,861 and $1,429,962, respectively under the "Safe Harbor" plan.

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company did not make any contributions for 2017 and 2016.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $755,302 and $511,443 during the years ended December 31, 2017 and 2016, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $4,531,670 and $3,776,368 as of December 31, 2017 and 2016, respectively and is included in Other liabilities and accrued expenses on the consolidated balance sheets.

On December 31, 2015, J. Lynn Beckstead, Jr., who served as Vice President of Mortgage Operations and President of SecurityNational Mortgage, retired from the Company. Under the terms of the employment agreement that the Company, through its wholly owned subsidiary, SecurityNational Mortgage, had entered into with Mr. Beckstead, Mr. Beckstead is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his current rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments are paid monthly during the ten-year period. In determining Mr. Beckstead's current rate of compensation, stock option grants and incentive or similar bonuses are not included. In the event Mr. Beckstead dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The Company expensed $-0- and $148,557 during the years ended December 31, 2017 and 2016, respectively, to cover the present value of the retirement benefits under the employment agreement. The company paid $133,843 and $133,842 in retirement compensation to Mr. Beckstead during the years ended December 31, 2017 and 2016, respectively. The liability accrued was $975,434 and $1,109,277 as of December 31, 2017 and 2016, respectively and is included in Other liabilities and accrued expenses on the consolidated balance sheets.

12)    Capital Stock

The Company has one class of preferred stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. The preferred stock is non-voting.

The Company has two classes of common stock with shares outstanding, Class A common shares and Class C common shares. Class C shares have 10 votes per share on all matters except for the election of one third of the directors who are elected solely by the Class A shares. Class C shares are convertible into Class A shares at any time on a one to one ratio. The decrease in treasury stock was the result of treasury stock being used to fund the company's 401(k) Plans.

Stockholders of both Class A and Class C common stock have received 5% stock dividends in the years 1990 through 2017, as authorized by the Company's Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

12)    Capital Stock (Continued)

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

The following table summarizes the activity in shares of capital stock for the two-year period ended December 31, 2017:

	Class A	Class C
Balance at December 31, 2015	13,109,100	1,709,640

Exercise of stock options	42,634	104,975
Stock dividends	657,919	96,967
Conversion of Class C to Class A	9,353	(9,353)

Balance at December 31, 2016	13,819,006	1,902,229

Exercise of stock options	8,183	103,402
Stock dividends	692,635	99,496
Conversion of Class C to Class A	15,753	(15,753)

Balance at December 31, 2017	14,535,577	2,089,374

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	2017	2016
Numerator:
Net earnings	$14,112,934	$12,188,627

Denominator:
Denominator for basic earnings per share-weighted-average shares	15,972,329	15,575,632

Effect of dilutive securities
Employee stock options	313,601	336,960
Dilutive potential common shares	313,601	336,960

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	16,285,930	15,912,592

Basic earnings per share	$0.88	$0.78
Diluted earnings per share	$0.87	$0.77

For the years ended December 31, 2017 and 2016, there were 589,822 and 334,425 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

13)    Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $395,603 and $343,577 has been recognized under these plans for the years ended December 31, 2017 and 2016, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2017, the total unrecognized compensation expense related to the options issued in December 2017 was $213,770, which is expected to be recognized over the vesting period of one year.

The fair value of each option granted is estimated on the date of grant using the Black Scholes Option Pricing Model. The Company estimates the expected life of the options using the simplified method. Future volatility is estimated based upon the weighted historical volatility of the Company's Class A common stock over a period equal to the expected life of the options. The risk-free interest rate for the expected life of the options is based upon the Federal Reserve Board's daily interest rates in effect at the time of the grant.

The following table summarizes the assumptions used in estimating the fair value of each option granted along with the weighted-average fair value of the options granted:

			Assumptions
Grant Date	Plan	Weighted-Average Fair Value of Each Option (1)	Expected Dividend Yield	Underlying stock FMV	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (years)
December 1, 2017	All Plans	$1.20	5%	$4.80	41.07%	2.07%	4.35

December 21, 2016	2013 Plan	$2.17	5%	$6.62	54.42%	1.99%	5.31
December 7, 2016	2014 Director Plan	$2.41	5%	$7.36	54.60%	1.93%	5.31
December 2, 2016	2013 Plan	$1.89	5%	$6.68	47.05%	1.78%	4.33
December 2, 2016	2014 Director Plan	$1.89	5%	$6.68	47.05%	1.78%	4.33

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

13)    Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	618,261	$3.89	577,436	$3.54
Adjustment for the effect of stock dividends	35,346		26,491
Granted	133,500		80,000
Exercised	(42,634)		(127,629)
Cancelled	(2,500)		-

Outstanding at December 31, 2016	741,973	$4.33	556,298	$4.52
Adjustment for the effect of stock dividends	40,978		24,934
Granted	124,500		70,000
Exercised	(8,182)		(103,402)
Cancelled	(18,843)		(24,227)

Outstanding at December 31, 2017	880,426	$4.35	523,603	$5.24

Exercisable at end of year	749,701	$4.22	450,103	$5.31

Available options for future grant	421,241		165,638

Weighted average contractual term of optionsoutstanding at December 31, 2017	6.62 years		3.45 years

Weighted average contractual term of options exercisable at December 31, 2017	6.55 years		2.38 years

Aggregated intrinsic value of options outstanding at December 31, 2017 (1)	$915,293		$204,015

Aggregated intrinsic value of options exercisable at December 31, 2017 (1)	$904,898		$189,315

____________
(1) The Company used a stock price of $5.00 as of December 31, 2017 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2017 and 2016 was $611,126 and $670,959, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

14)    Statutory Financial Information and Dividend Limitations

The Company's insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

Statutory net income and capital and surplus of the Company's insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net Income		Capital and Surplus
	2017	2016	2017	2016
Amounts by insurance subsidiary:

Security National Life Insurance Company	$(3,025,616)	$2,601,408	$36,281,485	$36,789,358

First Guaranty Insurance Company	1,437,963	174,562	4,583,346	4,091,847

Memorial Insurance Company of America	36	460	1,081,799	1,081,319

Southern Security Life Insurance Company, Inc.	72	889	1,591,070	1,592,440

Trans-Western Life Insurance Company	2,597	1,203	502,930	500,333

Total	$(1,584,948)	$2,778,522	$44,040,630	$44,055,297

The Utah, Arkansas, Louisiana, Mississippi and Texas Insurance Departments impose minimum risk-based capital (RBC) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than the first level of regulatory action as of December 31, 2017.

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $44,040,630 at December 31, 2017. These amounts exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay a stockholder dividend to the Company as long as the Company provides the Utah Insurance Commissioner (the "Utah Commissioner") with at least 30 days notice and the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) net gain from operations, not including realized capital gains, for the immediately preceding calendar year, not including pro rata distributions of the Company's own securities. In determining whether a dividend is extraordinary, the Company may include carryforward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. Security National Life Insurance Company will be permitted to pay a dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Utah Commissioner and the Utah Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In all cases, a dividend may not be paid that would reduce the insurer's total adjusted capital below the insurer's company action level risk-based capital, as defined for statutory reporting purposes. No amounts are available to be paid as dividends in the next 12 months because Security National Life Insurance Company had a net statutory loss for the immediately preceding calendar year.

Under the Louisiana Insurance Code, First Guaranty Insurance Company is permitted to pay a stockholder dividend to Security National Life as long as First Guaranty Insurance Company's capital has been (i) fully paid in cash, (ii) is unimpaired, (iii) has a surplus beyond its capital stock and (iv) has a surplus beyond its minimum required surplus. In 2017, First Guaranty Insurance Company paid to Security National Life a cash dividend of $1,000,000. Amounts still available to be paid as dividends at December 31, 2017 totaled approximately $683,000.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

15)    Business Segment Information (Continued)

	2017
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$70,412,476	$12,657,117	$153,797,171	$-	$236,866,764
Net investment income	34,068,565	445,663	548,740	-	35,062,968
Realized gains (losses) on investments and other assets	(3,871,309)	186,335	736,492	-	(2,948,482)
Other than temporary impairments	(774,339)	-	-	-	(774,339)
Other revenues	856,094	97,602	7,765,483	-	8,719,179
Intersegment revenues:
Net investment income	5,987,731	422,623	392,083	(6,802,437)	-
Total revenues	106,679,218	13,809,340	163,239,969	(6,802,437)	276,926,090
Expenses:
Death and other policy benefits	36,095,018	-	-	-	36,095,018
Increase in future policy benefits	23,622,750	-	-	-	23,622,750
Amortization of deferred policy and preneed acquisition costs and value of business acquired	8,157,456	322,794	-	-	8,480,250
Depreciation	484,349	401,564	1,334,780	-	2,220,693
General, administrative and other costs:
Intersegment	315,588	184,853	505,707	(1,006,148)	-
Provision for loan losses	-	-	-	-	-
Costs related to funding mortgage loans	-	-	8,663,223	-	8,663,223
Other	30,632,307	10,689,813	142,952,592	-	184,274,712
Interest expense:
Intersegment	445,520	181,793	5,168,976	(5,796,289)	-
Other	2,218,956	330,211	3,488,165	-	6,037,332
Total benefits and expenses	101,971,944	12,111,028	162,113,443	(6,802,437)	269,393,978
Earnings before income taxes	$4,707,274	$1,698,312	$1,126,526	$-	$7,532,112
Income tax benefit (expense)	6,400,669	(606,293)	786,446	-	6,580,822
Net earnings	$11,107,943	$1,698,312	$1,912,972	$-	$14,112,934

Identifiable assets	$858,068,899	$95,097,729	$161,051,531	$(134,810,675)	$979,407,484

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

15)  Business Segment Information (Continued)

	2016
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$64,501,017	$12,267,640	$189,146,639	$-	$265,915,296
Net investment income	31,019,594	312,494	646,513	-	31,978,601
Realized gains (losses) on investments and other assets	(277,040)	211,429	(110,776)	-	(176,387)
Other than temporary impairments	(270,358)	-	-	-	(270,358)
Other revenues	632,260	88,676	6,166,813	-	6,887,749
Intersegment revenues:
Net investment income	7,119,692	691,876	327,778	(8,139,346)	-
Total revenues	102,725,165	13,572,115	196,176,967	(8,139,346)	304,334,901
Expenses:
Death and other policy benefits	33,387,380	-	-	-	33,387,380
Increase in future policy benefits	21,322,195	-	-	-	21,322,195
Amortization of deferred polic and preneed acquisition costs and value of business acquired	7,647,097	356,078	-	-	8,003,175
Depreciation	596,827	390,362	1,195,535	-	2,182,724
General, administrative and other costs:
Intersegment	261,119	148,025	219,974	(629,118)	-
Provision for loan losses	-	-	1,700,000	-	1,700,000
Costs related to funding mortgage loans	-	-	9,191,488	-	9,191,488
Other	29,478,156	10,524,535	163,730,148	1	203,732,840
Interest expense:
Intersegment	519,959	651,046	6,339,224	(7,510,229)	-
Other	1,654,264	282,878	3,174,726	-	5,111,868
Total benefits and expenses	94,866,997	12,352,924	185,551,095	(8,139,346)	284,631,670
Earnings before income taxes	$7,858,168	$1,219,191	$10,625,872	$-	$19,703,231
Income tax expense	(3,451,292)	-	(4,063,312)	-	(7,514,604)
Net earnings	$4,406,876	$1,219,191	$6,562,560	$-	$12,188,627

Identifiable assets	$818,140,804	$99,611,263	$172,778,387	$(140,874,459)	$949,655,995

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$532,958	$723,445	$2,310,108	$-	$3,566,511

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

16)    Related Party Transactions

The Company's Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company. The Company and its Board of Directors is unaware of any related party transactions that require disclosure as of December 31, 2017.

17)    Fair Value of Financial Instruments

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

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

The Company utilizes a combination of third-party valuation service providers, brokers, and internal valuation models to determine fair value.

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Securities Available for Sale and Held to Maturity: The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 2 of the Notes to Consolidated Financial Statements.

Restricted Assets: A portion of these assets include mutual funds, equity securities and fixed maturity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents and participations in mortgage loans held for investment.

Cemetery Endowment Care Trust Investments:  A portion of these assets include equity securities and fixed maturity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents, participations in mortgage loans held for investment and real estate.

Call and Put Options: The Company uses quoted market prices to value its call and put options.

Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

17)    Fair Value of Financial Instruments (Continued)

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

Interest Rate Swaps: Management considers interest rate swap instruments to be an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swap mirrors the term of the note payable and expires on the maturity date of the bank loan it hedges. Interest rate swaps are derivative financial instruments carried at their fair value, which is derived from a model that factors in current market assumptions about future interest rates.

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
Years Ended December 31, 2017 and 2016

17)    Fair Value of Financial Instruments (Continued)

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2017.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,037,855	$6,037,855	$-	$-
Total securities available for sale	$6,037,855	$6,037,855	$-	$-

Loans held for sale	133,414,188			133,414,188
Restricted assets (1)	809,958	809,958	-	-
Cemetery perpetual care trust investments (1)	682,315	682,315	-	-
Derivatives - loan commitments (2)	2,032,782	-	-	2,032,782

Total assets accounted for at fair value on a recurring basis	$9,562,910	$7,530,128	$-	$2,032,782

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	$(64,689)	$(64,689)	$-	$-
Derivatives - put options (3)	(20,568)	(20,568)	-	-
Derivatives - loan commitments (3)	(36,193)	-	-	(36,193)

Total liabilities accounted for at fair value on a recurring basis	$(121,450)	$(85,257)	$-	$(36,193)

____________
(1) Mutual funds and equity securities
(2) Included in other assets on the consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2017	Technique	Input(s)	Value	Value	Average
Loans held for sale	$133,414,188	Market approach	Investor contract pricing as a percentage of unpaid principal balance	100.0%	110.5%	102.8%

Derivatives - loan commitments (net)	1,996,589	Market approach	Fall-out factor	1.0%	99.0%	19.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	151 bps	382 bps	275 bps

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

17)    Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Bank Loan Interest Rate Swaps	Loans Held for Sale

Balance - December 31, 2016, as restated	$6,809,332	$(3,308)	$-
Originations			1,233,683,666
Sales			(1,151,031,388)
Total gains (losses):
Included in earnings (1)	(4,812,743)	-	50,761,910
Included in other comprehensive income (2)	-	3,308	-

Balance - December 31, 2017	$1,996,589	$-	$133,414,188
_____________
(1) As a component of mortgage fee income on the consolidated statements of earnings
(2) As a component of unrealized gains on derivative instruments on the consolidated statements of comprehensive income

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2017.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,363,440	$-	$-	$1,363,440
Mortgage servicing rights additions	6,085,352	-	-	6,085,352
Impaired real estate held for investment	8,500,000	-	-	8,500,000
Impaired fixed maturity securities, held to maturity	426,984	-	426,984	-

Total assets accounted for at fair value on a nonrecurring basis	$16,375,776	$-	$426,984	$15,948,792

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

17)    Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$9,911,256	$9,911,256	$-	$-
Total securities available for sale	$9,911,256	$9,911,256	$-	$-

Restricted assets (1)	$736,603	$736,603	$-	$-
Cemetery perpetual care trust investments (1)	698,202	698,202	-	-
Derivatives - loan commitments (2)	6,911,544	-	-	6,911,544

Total assets accounted for at fair value on a recurring basis	$18,257,605	$11,346,061	$-	$6,911,544

Liabilities accounted for at fair value on a recurring basis
Derivatives - bank loan interest rate swaps (3)	$(3,308)		$-	$(3,308)
- call options (4)	(109,474)	(109,474)	-	-
- put options (4)	(26,494)	(26,494)	-	-
- loan commitments (4)	(102,212)	-	-	(102,212)

Total liabilities accounted for at fair value on a recurring basis	$(241,488)	$(135,968)	$-	$(105,520)

____________
(1) Mutual funds and equity securities
(2) Included in other assets on the consolidated balance sheets
(3) Included in bank and other loans payable on the consolidated balance sheets
(4) Included in other liabilities and accrued expenses on the consolidated balance sheets

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2015, as restated	$7,671,495	$(13,947)
Total gains (losses):
Included in earnings (1)	(862,163)	-
Included in other comprehensive income (2)	-	10,639
Balance - December 31, 2016, as restated	$6,809,332	$(3,308)

_____________
(1) As a component of mortgage fee income on the consolidated statements of earnings
(2) As a component of unrealized gains on derivative instruments on the consolidated statements of comprehensive income

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2016.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

17)    Fair Value of Financial Instruments (Continued)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$2,809,925	$-	$-	$2,809,925
Mortgage servicing rights additions	8,603,154	-	-	8,603,154
Impaired real estate held for investment	2,347,820	-	-	2,347,820

Total assets accounted for at fair value on a nonrecurring basis	$13,760,899	$-	$-	$13,760,899

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2017 and 2016.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$228,397,623	$-	$233,806,219	$7,692,190	$241,498,409
Mortgage loans held for investment
Residential	99,816,535	-	-	106,050,169	106,050,169
Residential construction	49,694,025	-	-	49,694,025	49,694,025
Commercial	54,700,325	-	-	56,473,156	56,473,156
Mortgage loans held for investment, net	$204,210,885	$-	$-	$212,217,350	$212,217,350
Policy loans	6,531,352	-	-	6,531,352	6,531,352
Insurance assignments, net (1)	35,455,098	-	-	35,455,098	35,455,098
Restricted assets (2)	1,130,088	-	1,152,324	-	1,152,324
Restricted assets (3)	1,701,811	-	-	1,796,910	1,796,910
Cemetery perpetual care trust investments (2)	943,211	-	953,404	-	953,404
Cemetery perpetual care trust investments (3)	4,128	-	-	4,411	4,411
Mortgage servicing rights, net	21,376,937	-	-	27,427,174	27,427,174

Liabilities
Bank and other loans payable	$(157,450,925)	$-	$-	$(157,450,925)	$(157,450,925)
Policyholder account balances (4)	(47,867,037)	-	-	(34,557,111)	(34,557,111)
Future policy benefits - annuities (4)	(99,474,392)	-	-	(98,827,107)	(98,827,107)

__________
(1) Included in other investments and policy loans on the consolidated balance sheets
(2) Fixed maturity securities held to maturity
(3) Participation in mortgage loans held for investment (commercial)
(4) Included in future policy benefits and unpaid claims on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

17)    Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$184,979,644	$-	$191,850,749	$-	$191,850,749
Mortgage loans held for investment
Residential	57,096,961	-	-	61,357,393	61,357,393
Residential construction	40,700,003	-	-	40,700,003	40,700,003
Commercial	51,193,768	-	-	53,299,800	53,299,800
Mortgage loans held for investment, net	$148,990,732	$-	$-	$155,357,196	$155,357,196
Loans held for sale	189,139,832	-	-	192,289,854	192,289,854
Policy loans	6,694,148	-	-	6,694,148	6,694,148
Insurance assignments, net (1)	32,477,246	-	-	32,477,246	32,477,246
Short-term investments	27,560,040	-	-	27,560,040	27,560,040
Restricted assets (2)	990,613	-	991,528	-	991,528
Restricted assets (3)	1,575,044	-	-	1,651,539	1,651,539
Cemetery perpetual care trust investments (2)	885,729	-	892,260	-	892,260
Cemetery perpetual care trust investments (3)	3,821	-	-	3,863	3,863
Mortgage servicing rights, net	18,872,362	-	-	25,496,832	25,496,832

Liabilities
Bank and other loans payable	$(152,137,341)	$-	$-	$(152,137,341)	$(152,137,341)
Policyholder account balances (4)	(49,421,125)	-	-	(38,530,031)	(38,530,031)
Future policy benefits - annuities (4)	(99,385,662)	-	-	(100,253,261)	(100,253,261)

___________
(1) Included in other investments and policy loans on the consolidated balance sheets
(2) Fixed maturity securities held to maturity
(3) Participation in mortgage loans held for investment (commercial)
(4) Included in future policy benefits and unpaid claims on the consolidated balance sheets

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

Residential – The estimated fair value of mortgage loans is determined through a combination of discounted cash flows (estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages) and considering pricing of similar loans that were sold or priced recently.

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
Years Ended December 31, 2017 and 2016

17)    Fair Value of Financial Instruments (Continued)

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

18)    Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2017	2016
Unrealized gains on equity securities available for sale, restricted assets and cemetery perpetual care trust investments	$421,499	$996,343
Reclassification adjustment for net realized gains in net income	90,475	160,575
Net unrealized gains before taxes	511,974	1,156,918
Tax expense	(175,644)	(399,228)
Net	336,330	757,690
Unrealized gains for bank loan interest rate swaps before taxes	3,308	10,639
Tax expense	(1,290)	(4,149)
Net	2,018	6,490
Other comprehensive income changes	$338,348	$764,180

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

18)    Accumulated Other Comprehensive Income (Continued)

The following is the accumulated balances of other comprehensive income as of December 31, 2017:

	Beginning Balance December 31, 2016	Change for the period	Ending Balance December 31, 2017
Unrealized gains on equity securities available for sale, restricted assets and cemetery perpetual care trust investments	$266,840	$336,330	$603,170

Unrealized gains for bank loan interest rate swaps	(2,018)	2,018	-
Other comprehensive income	$264,822	$338,348	$603,170

The following is the accumulated balances of other comprehensive income as of December 31, 2016:

	Beginning Balance December 31, 2015	Change for the period	Ending Balance December 31, 2016
Unrealized gains (losses) on equity securities available for sale, restricted assets and cemetery perpetual care trust investments	$(490,850)	$757,690	$266,840

Unrealized gains (losses) for bank loan interest rate swaps	(8,508)	6,490	(2,018)
Other comprehensive income (loss)	$(499,358)	$764,180	$264,822

See Note 1 regarding the adoption of ASU 2016-01.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

19)     Derivative Instruments

The following table shows the fair value of derivatives as of December 31, 2017 and 2016.

	Fair Values and Notional Amounts of Derivative Instruments
		December 31, 2017			December 31, 2016
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$105,679,107	$2,032,782	$36,193	$191,757,193	$6,911,544	$102,212
Call options	Other liabilities	1,488,550	--	64,689	2,169,850	--	109,474
Put options	Other liabilities	2,265,900	--	20,568	1,336,750	--	26,494

Derivatives designated as fair value hedging instruments:
Interest rate swaps	Bank and other loans payable	--	--	--	175,762	--	3,308
Total		$109,433,557	$2,032,782	$121,450	$195,439,555	$6,911,544	$241,488

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)
		Years ended December 31
Derivative	Classification	2017		2016
Interest Rate Swaps	Other comprehensive income	$2,018		$6,490

Loan commitments	Mortgage fee income	$(4,812,743)	(1)	$(862,163)

Call and put options	Realized gains on investments and other assets	$316,244		$208,409

___________
(1) Includes the transfer of loan commitments to the value of loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

20)    Acquisitions

Acquisition of First Guaranty Insurance Company

On July 11, 2016, the Company, through its wholly owned subsidiary, Security National Life completed the stock purchase transaction with the shareholders of Reppond Holding Corporation, an Arkansas corporation (Reppond Holding) and sole shareholder of First Guaranty, a Louisiana domestic stock legal reserve life insurance company, to purchase all the outstanding shares of common stock of Reppond Holding. Under the terms of the stock purchase agreement, dated February 17, 2016, between Security National Life and Reppond Holding, which was later amended on March 4 and 17, 2016, Security National Life paid a total of $6,753,000 at the closing in consideration for the purchase of all the outstanding shares of stock of Reppond Holding from its shareholders.

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

The estimated fair value of the fixed maturity securities and the equity securities is based on unadjusted quoted prices for identical assets in an active market.  These types of financial assets are considered Level 1 under the fair value hierarchy. The estimated fair value of future policy benefits is based on assumptions of the future value of the business acquired. Based on the unobservable nature of certain of these assumptions, the valuation for these financial liabilities is considered to be Level 3 under the fair value hierarchy. The Company determined that the estimated fair value of the remaining assets and liabilities acquired approximated their book values. The fair value of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. No adjustments were made.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

20)    Acquisitions (Continued)

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of First Guaranty had occurred at the beginning of the year ended December 31, 2016. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on this date and may not reflect the operations that will occur in the future:

For the Year Ended December 31, 2016 (unaudited)
Total revenues	$306,471,770
Net earnings	$11,923,653
Net earnings per Class A equivalent common share	$0.77
Net earnings per Class A equivalent common share assuming dilution	$0.75

The pro forma results for the year ended December 31, 2017 are not included in the table above because the operating results for the First Guaranty acquisition were included in the Company's consolidated statements of earnings for this period.

21)    Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table presents the MSR activity for the periods presented.

	December 31
	2017	2016
Amortized cost:
Balance before valuation allowance at beginning of year	$18,872,362	$12,679,755
MSR additions resulting from loan sales	6,085,352	8,603,154
Amortization (1)	(3,580,777)	(2,410,547)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$21,376,937	$18,872,362

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$21,376,937	$18,872,362

Estimated fair value of MSRs at year end	$27,427,174	$25,496,832

______________
(1) Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

21)    Mortgage Servicing Rights (Continued)

The following table summarizes the Company's estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2017 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2018	$4,057,830
2019	4,057,830
2020	4,057,830
2021	4,057,684
2022	3,242,163
Thereafter	1,903,600
Total	$21,376,937

During the years ended December 31, 2017 and 2016, the Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings:

	2017	2016
Contractual servicing fees	$7,199,649	$5,661,699
Late fees	284,550	203,509
Total	$7,484,199	$5,865,207

The following is a summary of the unpaid principal balances ("UPB") of the servicing portfolio for the periods presented:

	Years Ended December 31
	2017	2016
Servicing UPB	2,924,868,843	2,720,441,340

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2017	3.67%	6.34	10.01
December 31, 2016	3.77%	6.52	10.01

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

22)    Correction of Errors

The accompanying Consolidated Financial Statements include the restatement of the Company's previously filed consolidated balance sheet and the related consolidated statements of earnings, shareholders' equity and cash flows for the fiscal year ended December 31, 2016.  For the revised quarterly results of operations for the fiscal year ended December 31, 2016, see "Impact of Restatement Adjustments on Quarterly Financial Statements (Unaudited)" in Note 23 of the accompanying Consolidated Financial Statements.

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

3.	Correction to Future Policy Benefits to reverse a Deferred Profit Liability

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

22)    Correction of Errors (Continued)

The tables below present the impact of the restatement on the Company's consolidated balance sheets for the periods presented:

	As of December 31, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Equity securities, available for sale, at estimated fair value	$10,573,356	$-	$10,573,356	$(662,100)	$9,911,256
Mortgage loans held for investment	149,181,578	-	149,181,578	(190,846)	148,990,732
Policy loans and other investments	40,937,146	-	40,937,146	662,100	41,599,246
Loans held for sale (formerly called Mortgage loans sold to investors)	82,491,091	-	82,491,091	106,648,741	189,139,832
Receivables, net	18,870,119	-	18,870,119	(10,459,573)	8,410,546
Other assets	6,891,468	-	6,891,468	2,418,572	9,310,040
Total Assets	854,004,671	-	854,004,671	98,416,894	952,421,565
Future policy benefits and unpaid claims	585,610,063	-	585,610,063	(1,542,371)	584,067,692
Bank and other loans payable	53,718,548	-	53,718,548	98,422,131	152,140,679
Other liabilities and accrued expenses	33,950,503	-	33,950,503	742,982	34,693,485
Income taxes	27,904,294	-	27,904,294	(3,585,425)	24,318,869
Total liabilities	725,825,117	-	725,825,117	94,037,317	819,862,434
Accumulated other comprehensive income, net of taxes	264,822	-	264,822	-	264,822
Retained earnings	63,029,627	-	63,029,627	4,379,577	67,409,204
Total stockholders' equity	128,179,554	-	128,179,554	4,379,577	132,559,131
Total Liabilities and Stockholders' Equity	854,004,671	-	854,004,671	98,416,894	952,421,565

	As of January 1, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Loans held for sale (formerly called Mortgage loans sold to investors)	$115,286,455	$-	$115,286,455	$96,166,551	$211,453,006
Receivables, net	16,026,100	-	16,026,100	(9,965,106)	6,060,994
Other assets	7,100,869	-	7,100,869	4,338,404	11,439,273
Total Assets	749,933,317	-	749,933,317	90,539,849	840,473,166
Future policy benefits and unpaid claims	517,177,388	-	517,177,388	(1,388,134)	515,789,254
Bank and other loans payable	40,908,915	-	40,908,915	90,096,699	131,005,614
Income taxes	25,052,059	-	25,052,059	(4,639,170)	20,412,889
Total liabilities	638,687,092	-	638,687,092	84,069,395	722,756,487
Accumulated other comprehensive income (loss), net of taxes	1,533,828	(2,033,186)	(499,358)	-	(499,358)
Retained earnings	52,021,764	2,033,186	54,054,950	6,470,454	60,525,404
Total stockholders' equity	111,246,225	-	111,246,225	6,470,454	117,716,679
Total Liabilities and Stockholders' Equity	749,933,317	-	749,933,317	90,539,849	840,473,166

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

22)    Correction of Errors (Continued)

The tables below present the impact of the restatement on the Company's consolidated statements of earnings for the period presented:

	Year Ended December 31, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net investment income	$37,582,444	$-	$37,582,444	$(5,603,843)	$31,978,601
Mortgage fee income	186,416,311	-	186,416,311	2,730,328	189,146,639
Total revenues	307,208,416	-	307,208,416	(2,873,515)	304,334,901
Increase in future policy benefits	21,476,432	-	21,476,432	(154,237)	21,322,195
Commissions	87,762,583	-	87,762,583	871,911	88,634,494
Provision for loan loss reserve	4,688,754	-	4,688,754	(2,988,754)	1,700,000
Cost related to funding mortgage loans	8,756,791	-	8,756,791	434,697	9,191,488
Total benefits and expenses	286,468,053	-	286,468,053	(1,836,383)	284,631,670
Earnings before income taxes	20,740,363	-	20,740,363	(1,037,132)	19,703,231
Income tax expense	(6,460,859)	-	(6,460,859)	(1,053,745)	(7,514,604)
Net earnings	14,279,504	-	14,279,504	(2,090,877)	12,188,627
Net earnings per common share (1)	$0.92	$0.00	$0.92	$(0.13)	$0.78
Net earnings per common share assuming dilution (1)	$0.90	$0.00	$0.90	$(0.13)	$0.77
(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

The tables below present the impact of the restatement on the Company's consolidated statements of comprehensive income for the period presented:

	Year Ended December 31, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net earnings	$14,279,504	$-	$14,279,504	$(2,090,877)	$12,188,627
Net unrealized gains on derivative instruments	6,490	-	6,490	-	6,490
Other comprehensive gain	764,180	-	764,180	-	764,180

The tables below present the impact of the restatement on the Company's consolidated statements of cash flows for the period presented:

	Year Ended December 31, 2016
	As Originally Reported	Adjustment (A)	As Previously Reported	Adjustments (B)	As Restated
Net earnings	$14,279,504	$-	$14,279,504	$(2,090,877)	$12,188,627
Provision for deferred and other income taxes	5,076,899	-	5,076,899	1,053,745	6,130,644
Loans originated for sale	-	-	-	(3,098,710,299)	(3,098,710,299)
Proceeds from loans sold	-	-	-	3,246,127,714	3,246,127,714
Net gains on loans sold	-	-	-	(137,682,984)	(137,682,984)
Future life and other benefits	18,143,832	-	18,143,832	(154,237)	17,989,595
Receivables for mortgage loans sold	20,216,621	-	20,216,621	(20,216,621)	-
Other operating assets and liabilities	(8,473,503)	-	(8,473,503)	3,348,127	(5,125,376)
Net cash provided by (used in) operating activities	43,860,446	-	43,860,446	(8,325,432)	35,535,014
Net change in warehouse line borrowings	-		-	8,325,432	8,325,432
Net cash provided by financing activities	10,664,656	-	10,664,656	8,325,432	18,990,088

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

23)    Quarterly Financial Data (Unaudited)

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$70,829,297	$73,171,558	$71,971,851	$60,953,384
Benefits and expenses	67,931,527	69,177,259	70,833,834	61,451,358
Earnings before income taxes	2,897,770	3,994,299	1,138,017	(497,974)
Income tax expense	(1,037,770)	(1,508,435)	(41,179)	9,168,206
Net earnings	1,860,000	2,485,864	1,096,838	8,670,232
Net earnings per common share (1)	$0.12	$0.16	$0.07	$0.54
Net earnings per common share assuming dilution (1)	$0.11	$0.15	$0.07	$0.53

Impact of Restatement Adjustments on Quarterly Financial Statements (Unaudited) for 2016.

	2016 (2)
	Three Months Ended
	March 31 (As Previously Reported)	March 31 (As Restated)	June 30 (As Previously Reported)	June 30 (As Restated)	September 30 (As Previously Reported)	September 30 (As Restated)	December 31 (As Previously Reported)	December 31 (As Restated)
Revenues	$67,355,307	$69,456,348	$81,312,192	$80,087,227	$84,393,427	$82,948,657	$74,147,490	$71,842,669
Benefits and expenses	63,163,550	65,385,268	73,758,739	72,101,342	77,427,792	76,375,127	72,117,972	70,769,933
Earnings before income taxes	4,191,757	4,071,080	7,553,453	7,985,885	6,965,635	6,573,530	2,029,518	1,072,736
Income tax expense	(1,580,220)	(1,533,139)	(2,456,885)	(2,968,879)	(2,190,206)	(2,390,525)	(233,548)	(622,061)
Net earnings	2,611,537	2,537,941	5,096,568	5,017,006	4,775,429	4,183,005	1,795,970	450,675
Net earnings per common share (1)	$0.17	$0.16	$0.33	$0.32	$0.31	$0.27	$0.11	$0.03
Net earnings per common share assuming dilution (1)	$0.16	$0.16	$0.32	$0.32	$0.30	$0.26	$0.11	$0.03
______________

(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.
(2)	Earnings restated – See Note 22 of the Notes to Consolidated Financial Statements for additional information regarding correction of errors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

24)   Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table provides information regarding future policy benefits and unpaid claims and the related receivable from reinsurers.

	Years Ended September 30
	2017	2016
Life	$445,247,671	$424,878,578
Annuities	99,474,392	99,385,662
Policyholder account balances	47,867,037	49,421,125
Accident and health	482,234	475,059
Other policyholder funds	4,487,521	4,683,720
Reported but unpaid claims	6,023,084	3,897,391
Incurred but not reported claims	1,165,012	1,326,157

Gross future policy benefits and unpaid claims	$604,746,951	$584,067,692

Receivable from reinsurers

Life	7,291,996	7,218,580
Annuities	6,023,092	5,781,402
Reported but unpaid claims	69,218	69,189
Incurred but not reported claims	10,297	10,497

Total receivable from reinsurers	13,394,603	13,079,668

Net future policy benefits and unpaid claims	$591,352,348	$570,988,024

25)    Subsequent Events

On February 27, 2018, Security National Life announced that it entered into an agreement to sell Dry Creek, its 282-unit multifamily complex located in Sandy, Utah.  The sale was completed on March 29, 2018 for a purchase price of $57,000,000.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"), and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management identified two material weaknesses in the Company's internal controls over financial reporting as of December 31, 2016 as follows:

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

The Company restated its consolidated financial statements for the periods ending December 31, 2014, 2015 and 2016, to correct errors resulting from these material weaknesses.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the framework in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2017. Based on that assessment management believes that at December 31, 2017, the Company's internal control over financial reporting was effective.

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

There have been significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) in the third and fourth quarters of 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. These changes were a direct result of remediation efforts undertaken by the Company to address the two material weaknesses discussed above.

Remediation Efforts to Address Material Weakness

The Company implemented controls to remediate the underlying causes that gave rise to the material weaknesses.

The following controls were implemented by management:

•	Engagement of an outside specialist to review the complex accounting matters related to the Company's mortgage banking operations.

•	Regular review of accounting guidance and proposed Accounting Standards Updates ("ASU").

•	Review of Company policies with staff on the timing and approval of invoices.

The Company proved that these controls were effective as follows:

•	Review and implementation of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

•	Election and implementation of fair value accounting for loans held for sale.

•	Restatement of the Company's financial statements for the periods ending December 31, 2014, 2015 and 2016.

The Company is committed to continuous improvement of its internal control processes and will continue to diligently review its financial reporting controls and procedures.

Item 9B. Other Information

None

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

Name	Age	Position with the Company

Scott M. Quist	64	Chairman of the Board, President, Chief Executive Officer and Director

Garrett S. Sill	47	Chief Financial Officer and Treasurer

Jason G. Overbaugh	43	Vice President, National Marketing Director of Life Insurance and Director

S. Andrew Quist	37	Vice President, Associate General Counsel and Director

Jeffrey R. Stephens	64	General Counsel and Corporate Secretary

Stephen C. Johnson	61	Vice President of Mortgage Operations

Christie Q. Overbaugh	69	Senior Vice President of Internal Operations

John L. Cook	63	Director

Gilbert A. Fuller	77	Director

Robert G. Hunter	58	Director

H. Craig Moody	66	Director

Norman G. Wilbur	79	Director

Directors

The following is a description of the business experience of each of the Company's directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since September 2012. Mr. Quist also serves as the Company's President, a position he has held since 2002. He has also served as a director of the Company since 1986.  Mr. Quist served as First Vice President of the Company from 1986 to 2002.  From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas.  From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since November 1993.  Mr. Quist is currently a director and a past president of the National Alliance of Life Companies, a trade association of over 200 life companies.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and also received his law degree from Brigham Young University.  Mr. Quist's significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his 15 year tenure as President of the Company and 31 year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that he should be appointed as Chairman of the Board and Chief Executive Officer of the Company.

Jason G. Overbaugh has served as Vice President of the Company since 2002. He has also served as a director of the Company since July 2013. Mr. Overbaugh has additionally served as a Vice President and National Marketing Director of Security National Life Insurance Company, a wholly owned subsidiary of the Company, since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., a wholly owned subsidiary of the Company, with responsibilities over operations and sales. In addition, Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh's expertise in insurance and marketing, and his 21 years of experience with the Company in its insurance, real estate, and mortuary and cemetery operations led the Board of Directors to conclude that he should serve as a director.

 S. Andrew Quist has served as a director of the Company since July 2013. Mr. Quist has also served as a Vice President of the Company since 2010. In addition, he has served as the Company's Associate General Counsel since 2007, where his responsibilities have included the Company's regulatory matters and acquisitions. In addition, Mr. Quist has been Executive Vice President and Chief Operating Officer since 2010, and Vice President from 2008 to 2010, of C&J Financial, LLC, a wholly owned subsidiary of the Company, which funds the purchase of funeral and burial policies from funeral homes after the death of the insureds. Mr. Quist has also served since 2013 as a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, where he also served as President of the association from 2014 to 2016. Mr. Quist previously served as President of the Utah Life Convention, a consortium of Utah domestic life insurers. Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree from the University of Southern California. Mr. Quist is a member of the State Bar of California.  Mr. Quist's expertise in insurance, legal and regulatory matters led the Board of Directors to conclude that he should serve as a director.

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

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than five or more than twelve members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah or a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2017. Each of the directors attended 75% or more of the meetings of the Board of Directors during the 2017 fiscal year.

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

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2017, the Audit Committee met on six occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2017, the Compensation Committee met on three occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee).  During 2017, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2017, the Nominating and Corporate Governance Committee met on two occasions.

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

Executive Officers

Garrett S. Sill has served as Chief Financial Officer and Treasurer since July 2013. From January 2013 to July 2013, Mr. Sill served as Acting Chief Financial Officer and Acting Treasurer. From 2012 to January 2013, Mr. Sill served as Vice President and Assistant Treasurer of Security National Life Insurance Company. From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage. From 1997 to 2002, Mr. Sill was Vice President and Controller of SecurityNational Mortgage. Mr. Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and an M.B.A. degree in Business Administration from the University of Utah. Mr. Sill also serves as a member of the Advisory Council of the School of Accounting and Taxation at Weber State University.

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

Christie Q. Overbaugh has been Senior Vice President of Internal Operations of the Company since June 2006, and a Vice President of the Company from 1998 to June 2006.  Ms. Overbaugh has also served as Vice President of Underwriting for Security National Life Insurance Company since 1998.  From 1986 to 1991, she was Chief Underwriter for Investors Equity Life Insurance Company of Hawaii and Security National Life Insurance Company.  From 1990 to 1991, Ms. Overbaugh was President of the Utah Home Office Underwriters Association.  Ms. Overbaugh is currently a member of the Utah Home Office Underwriters Association and an Associate Member of LOMA.

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

Item 11.  Executive Compensation

The following table sets forth, for each of the last two fiscal years, the compensation received by the Company's Chief Executive Officer, the Company's Chief Financial Officer, and the Company's three other most highly compensated executive officers who were serving as executive officers at the end of 2017 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compensation (2) ($)	Total ($)
Scott M. Quist Chairman of the Board, President and Chief Executive Officer	2017	$487,925	$174,500	--	--	--	$46,108	$708,533
	2016	463,572	173,000	--	--	--	44,065	680,637

Garrett S. Sill Chief Financial Officer and Treasurer	2017	$206,185	$25,007	--	--	--	$28,018	$259,210
	2016	194,725	19,307	--	--	--	22,800	236,832

Stephen C. Johnson Vice President of Mortgage Operations	2017	$356,145	$27,900	--	--	--	$18,219	$402,264
	2016	238,331	201,682	--	--	--	19,920	459,933

S. Andrew Quist Vice President and Associate General Counsel	2017	$206,374	$40,325	--	--	--	$27,630	$274,329
	2016	192,292	9,625	--	--	--	23,953	225,870

Jeffrey R. Stephens General Counsel and Corporate Secretary	2017	$184,229	$13,225	--	--	--	$26,668	$224,122
	2016	177,750	12,900	--	--	--	23,743	214,393
_____________

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
a)
payments related to the operation of automobiles were for Scott M. Quist ($7,200 for each of the years 2017 and 2016); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2017 and 2016). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist, nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for Scott M. Quist, Stephen C. Johnson, Garrett S. Sill, S. Andrew Quist, and Jeffrey R. Stephens ($178 for each of the years 2017 and 2016);

c)
life insurance premiums paid by the Company for the benefit of Scott M. Quist ($14,934 for each of the years 2017 and 2016); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2017 and 2016);

d)
medical insurance premiums paid by the Company to a medical insurance plan: Scott M. Quist ($12,745 for 2017 and $10,902 for 2016); Garrett S. Sill ($18,341 for 2017 and $13,447 for 2016); Stephen C. Johnson ($6,790 for 2017 and $8,691 for 2016); S. Andrew Quist and Jeffrey R. Stephens ($18,341 for 2017 and $15,688 for 2016);

e)
long term disability insurance paid by the Company to a provider of such insurance: Scott M. Quist, Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($251 for each of the years 2017 and 2016);

f)
contributions to defined contribution plans paid by the Company: Scott M. Quist and Stephen C. Johnson ($10,800 for 2017 and $10,600 for 2016); Garrett S. Sill ($9,248 for 2017 and $8,561 for 2016); S. Andrew Quist ($8,860 for 2017 and $7,836 for 2016); and Jeffrey R. Stephens ($7,898 for 2017 and $7,626 for 2016);

g)
contributions to health savings accounts paid by the Company: Scott M. Quist, S. Andrew Quist and Jeffrey R. Stephens ($-0- for each of the years 2017 and 2016); Garrett S. Sill ($-0- for 2017 and $363 for 2016); Stephen C. Johnson ($200 for each of the years 2017 and 2016);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2017 and 2016.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimbursements	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
Scott M. Quist	2017	$7,200	-	-	-	$10,800	$28,108	-	-
	2016	7,200	-	-	-	10,600	26,265	-	-

Garrett S. Sill	2017	$-	-	-	-	$9,248	$18,770	-	-
	2016	-	-	-	-	8,561	14,239	-	-

Stephen C. Johnson	2017	$-	-	-	-	$10,800	$7,419	-	-
	2016	-	-	-	-	10,600	9,320	-	-

S. Andrew Quist	2017	$-	-	-	-	$8,860	$18,770	-	-
	2016	-	-	-	-	7,836	16,117	-	-

Jeffrey R. Stephens	2017	$-	-	-	-	$7,898	$18,770	-	-
	2016	-	-	-	-	7,626	16,117	-	-

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2017.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh) (2)	Closing Price on Grant Date ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($)
Scott M. Quist	12/1/17	--	--	--	78,750	(1)	$5.28	$4.80	$74,024

Garrett S. Sill	12/1/17	--	--	--	15,750	(1)	4.80	4.80	21,420

Stephen C. Johnson	12/1/17	--	--	--	10,500	(1)	4.80	4.80	14,280

S. Andrew Quist	12/1/17	--	--	--	21,000	(1)	4.80	4.80	28,560

Jeffrey R. Stephens	12/1/17	--	--	--	5,250	(1)	4.80	4.80	7,140
_________________________
(1)	The stock options have been adjusted for the 5% annual stock dividend declared on December 1, 2017.
(2)	Prices have been adjusted for the effect of the 5% annual stock dividend declared on December 1, 2017.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2017.

	Option Awards							Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price (2) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	12/6/13	63,814	(3)	--		$4.10	12/06/18	--	--	--	--	--
	7/2/14	60,775	(4)	--		3.85	07/02/19	--	--	--	--	--
	12/5/14	121,551	(5)	--		4.49	12/05/19	--	--	--	--	--
	12/4/15	115,763	(6)	--		6.34	12/04/20	--	--	--	--	--
	12/2/16	88,200	(7)	--		6.98	12/02/21	--	--	--	--	--
	12/1/17	--		78,750	(9)	5.28	12/02/22	--	--	--	--	--

Garrett S. Sill	12/6/13	5,106		--		$3.75	12/06/23	--	--	--	--	--
	7/2/14	4,863		--		3.51	07/02/24	--	--	--	--	--
	12/5/14	9,724		--		4.09	12/05/24	--	--	--	--	--
	12/4/15	11,576		--		5.76	12/04/25	--	--	--	--	--
	12/2/16	11,025		--		6.35	12/02/26	--	--	--	--	--
	12/1/17	--		15,750	(8)	4.80	12/01/27	--	--	--	--	--

Stephen C. Johnson	4/13/12	4,020		--		$1.15	04/13/22	--	--	--	--	--
	12/6/13	3,829		--		3.75	12/06/23	--	--	--	--	--
	7/2/14	3,647		--		3.51	07/02/24	--	--	--	--	--
	12/5/14	7,293		--		4.09	12/05/24	--	--	--	--	--
	12/4/15	11,576		--		5.76	12/04/25	--	--	--	--	--
	12/2/16	5,513		--		6.35	12/02/26	--	--	--	--	--
	12/1/17	--		10,500	(9)	4.80	12/01/27	--	--	--	--	--

S. Andrew Quist	12/2/11	20,102		--		$0.96	12/02/21	--	--	--	--	--
	4/13/12	20,102		--		1.15	04/13/22	--	--	--	--	--
	12/6/13	12,763		--		3.75	12/06/23	--	--	--	--	--
	7/2/14	12,155		--		3.51	07/02/24	--	--	--	--	--
	12/5/14	24,311		--		4.09	12/05/24	--	--	--	--	--
	12/4/15	23,153		--		5.76	12/04/25	--	--	--	--	--
	12/2/16	22,050		--		6.35	12/02/26	--	--	--	--	--
	12/1/17	--		21,000	(8)	4.80	12/01/27	--	--	--	--	--

Jeffrey R. Stephens	4/13/12	3,351		--		$1.15	04/13/22	--	--	--	--	--
	12/6/13	3,191		--		3.75	12/06/23	--	--	--	--	--
	7/2/14	3,039		--		3.51	07/02/24	--	--	--	--	--
	12/5/14	6,078		--		4.09	12/05/24	--	--	--	--	--
	12/4/15	5,789		--		5.76	12/04/25	--	--	--	--	--
	12/2/16	5,513		--		6.35	12/02/26	--	--	--	--	--
	12/1/17	--		5,250	(9)	4.80	12/01/27	--	--	--	--	--
________________

(1)
Except for options granted to Scott M. Quist, which have a five year term, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient's continuous employment. This reflects the equivalent of Class A common shares.

(2)	Exercise prices have been adjusted for the effect of annual stock dividends.
(3)
On December 6, 2013, Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $4.10 per share or 50,000 shares of Class C common stock at an exercise price of $4.10 per share, or any combination thereof.

(4)
On July 2, 2014, Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $3.85 per share or 50,000 shares of Class C common stock at an exercise price of $3.85 per share, or any combination thereof.

(5)
On December 5, 2014, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $4.49 per share or 100,000 shares of Class C common stock at an exercise price of $4.49 per share, or any combination thereof.

(6)
On December 4, 2015, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $6.34 per share or 100,000 shares of Class C common stock at an exercise price of $6.34 per share, or any combination thereof.

(7)
On December 2, 2016, Scott Quist was granted stock options to purchase 80,000 shares of Class A common stock at an exercise price of $6.98 per share or 80,000 shares of Class C common stock at an exercise price of $6.98 per share, or any combination thereof.

(8)
On December 1, 2017, S. Andrew Quist was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $4.80 per share or 20,000 shares of Class C common stock at an exercise price of $4.80 per share, or any combination thereof. On December 1, 2017, Garrett S. Sill was granted stock options to purchase 15,000 shares of Class A common stock at an exercise price of $4.80 per share or 15,000 shares of Class C common stock at an exercise price of $4.80 per share, or any combination thereof.

(9)	Stock options vest at the rate of 25% of the total number of shares subject to the options on March 1, 2018 and 25% of the total number of shares on the last day of each three month period thereafter.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the "Number of Securities Underlying Unexercised Options – Unexercisable" column of the table above.

Grant Date	Vesting
12/02/11	These options vested 25% per quarter over a one year period after the grant date.
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vested 25% per quarter over a one year period after the grant date.
07/02/14	These options vested 25% per quarter over a one year period after the grant date.
12/05/14	These options vested 25% per quarter over a one year period after the grant date.
12/04/15	These options vested 25% per quarter over a one year period after the grant date.
12/02/16	These options vested 25% per quarter over a one year period after the grant date.
12/01/17	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2017.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	103,402	$578,017	--	--
Garrett S. Sill	--	--	--	--
Stephen C. Johnson	--	--	--	--
S. Andrew Quist	--	--	--	--
Jeffrey R. Stephens	--	--	--	--

PENSION BENEFITS

The following table sets forth the present value as of December 31, 2017 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott M. Quist	None	--	--	--
Garrett S. Sill	None	--	--	--
Stephen C. Johnson	None	--	--	--
S. Andrew Quist	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

	A	B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders[1]	1,404,029	$4.35	[2]	586,879	[3]
Equity compensation plans not approved by stockholders	0	-		0

_____________________

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

[3]
This number includes 512,335 shares of Class A common stock available for future issuance under the 2013 Plan, and 74,544 shares of Class A common stock available for future issuance under the 2014 Director Plan.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $755,302 and $511,443 during the years ended December 31, 2017 and 2016, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $4,531,670 and $3,776,368 as of December 31, 2017 and 2016, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director's fee of $21,600 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005, under the 2006 Director Stock Option Plan and under the 2014 Director Plan for years 2006 to 2017. During 2016 each director was granted additional stock options to purchase 5,000 shares of Class A common stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company's non-employee directors for fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook (1)	$22,350	--	$1,428	--	--	--	$23,778
Robert G. Hunter (2)	21,600	--	1,428	--	--	--	23,028
Gilbert A. Fuller (3)	23,850	--	1,428	--	--	--	25,278
H. Craig Moody (4)	23,850	--	1,428	--	--	--	25,278
Norman G. Wilbur (5)	23,850	--	1,428	--	--	--	25,278

_______________________

(1)	Mr. Cook has options to purchase 29,363 shares of the Company's Class A common stock.
(2)	Dr. Hunter has options to purchase 77,873 shares of the Company's Class A common stock.
(3)	Mr. Fuller has options to purchase 30,704 shares of the Company's Class A common stock.
(4)	Mr. Moody has options to purchase 70,993 shares of the Company's Class A common stock.
(5)	Mr. Wilbur has options to purchase 27,397 shares of the Company's Class A common stock.

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

Beginning January 1, 2008, the Company elected to be a "Safe Harbor" Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee's total annual compensation and 50% of 4% to 5% of an employee's annual compensation. The match is in shares of the Company's Class A common stock. The Company's contribution for 2017 and 2016 was $1,534,861 and $1,429,962 respectively, under the "Safe Harbor" plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "ESOP Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the ESOP Plan, and is qualified in its entirety by the ESOP Plan, a copy of which is available for inspection at the Company's offices.

Under the ESOP Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the ESOP Plan. Employees become eligible to participate in the ESOP Plan when they have attained the age of 19 and have completed one year of service (a twelve‑month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the ESOP Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the ESOP Plan has approximately 294 participants and had $-0- contributions payable to the Plan in 2017. Benefits under the ESOP Plan vest as follows: 20% after the second year of eligible service by an employee, an additional 20% in the third, fourth, fifth and sixth years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company did not make any contributions for 2017 and 2016.

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth contributions to the deferred compensation account of the Named Executive Officers in fiscal 2017 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2017.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	In Last FY	In Last FY	in last FY	Distributions	at last FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	--	--	--	--	$461,029
Garrett S. Sill	--	--	--	--	--
Stephen C. Johnson	--	--	--	--	--
S. Andrew Quist	--	--	--	--	--
Jeffrey R. Stephens	--	--	--	--	--

Amended 2013 Stock Option Plan

On August 24, 2013, the Company adopted the Security National Financial Corporation 2013 Stock Option Plan (the "2013 Plan"), which reserved 450,000 shares of Class A common stock to be made available for issuance thereunder, of which up to 150,000 shares of Class C common stock could be issued in place of up to 150,000 shares of Class A common stock. The 2013 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options", as defined under Section 422A of the Internal Revenue Code of 1986 and "non-qualified options" may be granted under the 2013 Plan. On July 1, 2015, the stockholders approved an amendment to the 2013 Plan to authorize an additional 450,000 shares of Class A common stock under the Plan, of which up to 200,000 Class C common stock may be issued in place of up to 200,000 shares of Class A common stock. On June 29, 2017, the stockholders approved an amendment to the 2013 Plan to authorize an additional 500,000 shares of Class A common stock under the Plan, of which up to 250,000 Class C common stock may be issued in place of up to 250,000 shares of Class A common stock.

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2017, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of the Company's officers and directors, through an oversight, filed one late Form 4 report disclosing the granting of stock options on December 1, 2017.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company's Class A and Class C common stock as of March 28, 2018, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class

George R. and Shirley C. Quist Family Partnership, Ltd. (2)	1,561,146	11.1%	633,282	30.3%	2,194,428	13.6%
401(k) Retirement Savings Plan (3)	2,050,542	14.6%	-	-	2,050,542	12.7%
Scott M. Quist (4)(5)(6)(7)(8)	344,643	2.4%	1,543,613	60.8%	1,888,256	11.3%
Jordan Capital Partners, L.P. (9)	1,288,202	9.1%	-	-	1,288,202	8.0%
Non-Qualified Deferred Compensation Plan (10)	838,053	5.9%	-	-	838,053	5.2%
Employee Stock Ownership Plan (ESOP) (11)	493,597	3.5%	292,849	14.0%	786,446	4.9%
Christie Q. Overbaugh (12)	301,829	2.1%	24,847	1.2%	326,676	2.0%
Jason G. Overbaugh (13)	259,934	1.8%	5,250	*	265,184	1.6%
Associated Investors (14)	78,627	*	123,626	5.9%	202,253	1.3%
S. Andrew Quist (4)(15)	188,200	1.3%	5,250	*	193,450	1.2%
Estate of George R. Quist	119,181	*	73,600	3.5%	192,781	1.2%
Jeffrey R. Stephens (16)	107,277	*	-	-	107,277	*
Garrett S. Sill (6)(7)(17)	96,988	*	3,937	*	100,925	*
Robert G. Hunter, M.D. (4)(18)	88,321	*	-	-	88,321	*
H. Craig Moody (19)	88,102	*	-	-	88,102	*
Stephen C. Johnson(20)	65,366	*	-	-	65,366	*
Gilbert A. Fuller (21)	30,554	*	-	-	30,554	*
John L. Cook (22)	28,575	*	-	-	28,575	*
Norman G. Wilbur (23)	28,483	*	-	-	28,483	*
All directors and executive officers (12 persons) (4)(5)(6)(7)	1,628,272	11.1%	1,582,897	62.3%	3,211,169	18.6%

* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
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

(4)
Does not include 493,597 shares of Class A common stock and 292,849 shares of Class C common stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(5)
Does not include 78,627 shares of Class A common stock and 123,626 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 2,050,542 shares of Class A common stock owned by the Company's 401(k) Retirement Savings Plan, of which Scott M. Quist and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 838,053 shares of Class A common stock owned by the Company's Deferred Compensation Plan, of which Scott M. Quist and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)
Includes options to purchase 450,103 shares of Class C common stock and 19,687 of Class A common stock granted to Scott M. Quist that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.

(9)
Jordan Capital Partners, L.P. and its affiliates and subsidiaries have beneficial ownership of an aggregate of 1,288,202 shares of the Company's Class A common stock. Jordan Capital Partners, L.P. has sole power to vote 1,288,202 shares of the Company's Class A common stock and sole power to dispose of 1,288,202 shares of the Company's common stock. The address for Jordan Capital Partners, L.P. is 6001 River Road, Suite 100, Columbus, Georgia 31904.

(10)
The investment committee of the Company's Non-Qualified Deferred Compensation Plan consists of Scott M. Quist and Garrett S. Sill and, accordingly, exercised shared voting and investment powers with respect to such shares.

(11)	The trustees of the Employee Stock Ownership Plan (ESOP) consist of Scott M. Quist, S. Andrew Quist and Robert G. Hunter who exercise shared voting and investment powers.
(12)	Includes options to purchase 39,544 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.
(13)
Includes options to purchase 94,432 shares of Class A common stock and 5,250 shares of Class C common stock granted to Mr. Overbaugh that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.

(14)	The managing partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers.
(15)
Includes options to purchase 114,534 shares of Class A common stock and 5,250 shares of Class C common stock granted to Mr. Andrew Quist that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.

(16)	Includes options to purchase 28,273 shares of Class A common stock granted to Mr. Stephens that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.
(17)
Includes options to purchase 42,294 shares of Class A common stock and 3,937 shares of Class C common stock granted to Mr. Sill that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.

(18)	Includes options to purchase 77,085 shares of Class A common stock granted to Mr. Hunter that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.
(19)	Includes options to purchase 63,236 shares of Class A common stock granted to Mr. Moody that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.
(20)	Includes options to purchase 38,503 shares of Class A common stock granted to Mr. Johnson that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.
(21)	Includes options to purchase 29,916 shares of Class A common stock granted to Mr. Fuller that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.
(22)	Includes options to purchase 28,575 shares of Class A common stock granted to Mr. Cook that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.
(23)	Includes options to purchase 26,609 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable, or will become exercisable within 60 days of March 31, 2018.

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

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of the Company's current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2017	2016
Audit Fees (1)	$853,567	$345,583
Audit-Related Fees (2)	33,000	41,200
Tax Fees (3)	93,000	79,622
All Other Fees (4)	-	-
	$979,567	$466,405

_____________

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2017 and 2016.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See "Index to Consolidated Financial Statements" under Item 8 above.

(a)(2)  Financial Statement Schedules

II.	Condensed Balance Sheets as of December 31, 2017 and 2016 and Condensed
Statement of Earnings and Cash Flows for the years ended 2017 and 2016

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

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 30, 2018	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 30, 2018

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 30, 2018

/s/ Jason G. Overbaugh	Vice President and Director	March 30, 2018
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 30, 2018
S. Andrew Quist

/s/ John L. Cook	Director	March 30, 2018
John L. Cook

/s/ Gilbert A. Fuller	Director	March 30, 2018
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 30, 2018
Robert G. Hunter

/s/ H. Craig Moody	Director	March 30, 2018
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 30, 2018
Norman G. Wilbur

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2017	2016
Assets

Mortgage loans held for investment	$1,725,000	$2,300,000

Cash	1,153,067	1,252,653

Investment in subsidiaries (equity method)	146,573,888	140,864,706

Receivable from affiliates	15,014,821	13,028,057

Restricted assets	3,261,910	2,612,672

Property and equipment, at cost, net of accumulated depreciation of $1,659,613 for 2017 and $1,659,613 for 2016	-	-

Other assets	-	2,803

Total assets	$167,728,686	$160,060,891

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2017	2016
Liabilities and Stockholders' Equity Liabilities
Bank and other loans payable:
Current installments	$640,204	$1,625,974
Long-term	1,817,905	2,372,690
Advances from affiliated companies	9,078,031	9,074,311
Other liabilities and accrued expenses	1,140,107	672,638
Income taxes	6,484,449	13,756,147
Total liabilities	19,160,696	27,501,760

Stockholders' Equity
Preferred stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 14,535,577 shares in 2017 and 13,819,006 shares in 2016	29,071,154	27,638,012
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C convertible common stock, $2.00 par value; 3,000,000 shares authorized; issued 2,089,374 shares in 2017 and 1,902,229 shares in 2016	4,178,748	3,804,458

Additional paid-in capital	38,125,042	34,813,246
Accumulated other comprehensive income, net of taxes	603,170	264,822
Retained Earnings	77,520,951	67,409,204
Treasury stock at cost - 704,122 Class A shares and -0- Class C shares in 2017; 537,203 Class A shares and -0- Class C shares in 2016, held by affiliated companies	(931,075)	(1,370,611)
Total stockholders' equity	148,567,990	132,559,131
Total Liabilities and Stockholders' Equity	$167,728,686	$160,060,891

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31
	2017	2016
Revenue
Net investment income	$79,634	$9,059
Fees from affiliates	1,215,110	1,119,272
Other Income	78,427	23,464
Total revenue	1,373,171	1,151,795

Benefits and Expenses:
General and administrative expenses	800,444	616,356
Interest expense	144,801	78,950
Total benefits and expenses	945,245	695,306

Earnings before income taxes, and earnings of subsidiaries	427,926	456,489
Income tax benefit (expense)	6,961,554	(3,658,312)
Equity in earnings of subsidiaries	6,723,454	15,390,450

Net earnings	$14,112,934	$12,188,627

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31
	2017	2016
Cash flows from operating activities:
Net earnings	$14,112,934	$12,188,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of affiliates	6,723,454	15,390,450
Provision for deferred and other income taxes	(7,271,698)	3,517,505
Stock based compensation expense	395,603	343,577
Benefit plans funded with treasury stock	1,534,861	1,429,962
Change in assets and liabilities:
Other assets	2,803	-
Other liabilities	466,508	(303,756)

Net cash provided by operating activities	15,964,465	32,566,365
	-	-
Cash flows from investing activities:
Net changes in restricted assets	(649,238)	(2,612,672)
Investment in subsidiaries	(12,094,288)	(28,572,042)
Mortgage loans held for investment made	(1,725,000)	(2,300,000)
Payments received for mortgage loans held for investment	2,300,000	-

Net cash used in investing activities	(12,168,526)	(33,484,714)

Cash flows from financing activities:
Advances to affiliates	(1,983,044)	(1,934,487)
Purchase of treasury stock	(382,734)	-
Proceeds from stock options exercised	9,847	116,106
Repayment of bank loans	(1,539,594)	(969,163)
Proceeds from bank borrowings	-	2,904,354

Net cash provided by (used in) financing activities	(3,895,525)	116,810

Net change in cash	(99,586)	(801,539)
Cash at beginning of year	1,252,653	2,054,192
Cash at end of year	$1,153,067	$1,252,653

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1) Bank and Other Loans Payable

	December 31
	2017	2016

4.27% note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due November 2021.	2,372,690	$2,904,354
3.85% note payable in monthly installments of $85,419 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due January 2018.	85,419	1,093,349
Other notes payable	-	961
Total bank and other loans	2,458,109	3,998,664
Less current installments	640,204	1,625,974
Bank and other loans, excluding current installments	$1,817,905	$2,372,690

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (3.75% at December 31, 2017), secured by the capital stock of Security National Life Insurance Company and maturing September 30, 2018, renewable annually. At December 31, 2017, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program and under a standby letter of credit aggregating $48,220 issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2017, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank and other loans payable:

2018	$640,204
2019	579,286
2020	604,729
2021	633,890
2022	-
Thereafter	-
Total	$2,458,109

2) Advances from Affiliated Companies

	December 31
	2017	2016
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,618,190	7,614,470
	$9,078,031	$9,074,311

3) Dividends and Capital Contributions

In 2017 and 2016, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $2,288,222 and $2,208,859, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2017
Life Insurance in force ($000)	$1,652,902	$60,564	$106,246	$1,698,584	6.3%

Premiums:
Life Insurance	$70,665,987	$943,120	$585,508	$70,308,375	0.8%
Accident and Health Insurance	104,084	-	17	104,101	0.0%
Total premiums	$70,770,071	$943,120	$585,525	$70,412,476	0.8%

2016
Life Insurance in force ($000)	$1,562,335	$60,972	$109,746	$1,611,109	6.8%

Premiums:
Life Insurance	$64,002,795	$600,412	$985,555	$64,387,938	1.5%
Accident and Health Insurance	113,063	-	16	113,079	0.0%
Total premiums	$64,115,858	$600,412	$985,571	$64,501,017	1.5%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2017

Accumulated depreciation on real estate held for investment	$16,138,439	$4,059,745	$(1,409,315)	$18,788,869

Allowance for losses on mortgage loans held for investment	1,748,783	436,264	(416,251)	1,768,796

Accumulated depreciation on property and equipment	19,912,664	2,220,693	(4,561,031)	17,572,326

Allowance for doubtful accounts on receivables	2,355,482	111,095	(922,059)	1,544,518

Allowance for doubtful accounts on other investments	1,119,630	606,713	(879,702)	846,641

For the Year Ended December 31, 2016

Accumulated depreciation on real estate held for investment	$12,210,346	$4,873,478	$(945,385)	$16,138,439

Allowance for losses on mortgage loans held for investment	1,848,120	320,798	(420,135)	1,748,783

Accumulated depreciation on property and equipment	18,298,397	2,182,724	(568,457)	19,912,664

Allowance for doubtful accounts on receivables	1,700,696	920,354	(265,568)	2,355,482

Allowance for doubtful accounts on other investments	906,616	610,656	(397,642)	1,119,630