Form 10-Q
period 2018-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2018-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018, or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	14,569,321
Title of Class	Number of Shares Outstanding as of May 15, 2018

Class C Common Stock, $2.00 par value	2,089,372
Title of Class	Number of Shares Outstanding as of May 15, 2018

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2018

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.   Financial Statements.

Assets	March 31 2018 (Unaudited)	December 31 2017
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$231,474,083	$228,397,623
Equity securities at estimated fair value	5,889,151	6,037,855
Mortgage loans held for investment (net of allowances for loan losses of $1,696,371 and $1,768,796 for 2018 and 2017)	204,989,906	204,210,885
Real estate held for investment (net of accumulated depreciation of $15,540,213 and $18,788,869 for 2018 and 2017)	105,063,331	141,298,706
Other investments and policy loans (net of allowances for doubtful accounts of $931,029 and $846,641 for 2018 and 2017)	45,550,795	45,895,472
Accrued investment income	3,886,170	3,644,077
Total investments	596,853,436	629,484,618
Cash and cash equivalents	101,728,202	45,315,661
Loans held for sale at estimated fair value	124,866,313	133,414,188
Receivables (net of allowances for doubtful accounts of $1,569,422 and $1,544,518 for 2018 and 2017)	9,398,972	10,443,869
Restricted assets (including $800,510 and $809,958 for 2018 and 2017 at estimated fair value)	11,146,540	11,830,621
Cemetery perpetual care trust investments (including $648,381 and $682,315 for 2018 and 2017 at estimated fair value)	3,806,645	4,623,563
Receivable from reinsurers	13,263,304	13,394,603
Cemetery land and improvements	9,920,554	9,942,933
Deferred policy and pre-need contract acquisition costs	82,496,322	80,625,304
Mortgage servicing rights, net	21,554,050	21,376,937
Property and equipment, net	7,713,599	8,069,380
Value of business acquired	6,389,260	6,588,759
Goodwill	2,765,570	2,765,570
Other	6,069,569	4,297,048

Total Assets	$997,972,336	$982,173,054

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31 2018 (Unaudited)	December 31 2017
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$605,543,124	$604,746,951
Unearned premium reserve	4,123,289	4,222,410
Bank and other loans payable	151,451,152	157,450,925
Deferred pre-need cemetery and mortuary contract revenues	12,150,924	12,873,068
Cemetery perpetual care obligation	3,729,150	3,710,740
Accounts payable	3,411,619	3,613,100
Other liabilities and accrued expenses	30,063,978	29,655,087
Income taxes	21,593,873	17,332,783
Total liabilities	832,067,109	833,605,064

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 14,569,321 shares in 2018 and 14,535,577 shares in 2017	29,138,642	29,071,154
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,089,372 shares in 2018 and 2,089,374 shares in 2017	4,178,744	4,178,748
Additional paid-in capital	38,255,340	38,125,042
Accumulated other comprehensive income, net of taxes	-	603,170
Retained earnings	95,041,166	77,520,951
Treasury stock at cost - 468,770 Class A shares in 2018 and 537,203 Class A shares in 2017	(708,665)	(931,075)

Total stockholders' equity	165,905,227	148,567,990

Total Liabilities and Stockholders' Equity	$997,972,336	$982,173,054

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31
	2018	2017
Revenues:
Insurance premiums and other considerations	$18,810,358	$17,357,124
Net investment income	10,074,431	9,016,376
Net mortuary and cemetery sales	3,232,729	3,358,973
Gains on investments and other assets	22,020,939	145,330
Other than temporary impairments on investments	-	(52,139)
Mortgage fee income	25,460,160	38,974,760
Other	2,477,492	2,028,873
Total revenues	82,076,109	70,829,297

Benefits and expenses:
Death benefits	9,608,098	8,794,598
Surrenders and other policy benefits	810,128	857,531
Increase in future policy benefits	5,584,936	5,568,042
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	3,109,933	2,264,039
Selling, general and administrative expenses:
Commissions	11,282,401	16,355,048
Personnel	16,566,688	18,589,687
Advertising	1,029,591	1,310,674
Rent and rent related	1,963,350	2,223,996
Depreciation on property and equipment	477,031	625,812
Costs related to funding mortgage loans	1,369,281	2,219,649
Other	6,810,324	7,346,493
Interest expense	1,761,677	1,254,039
Cost of goods and services sold-mortuaries and cemeteries	515,490	521,919
Total benefits and expenses	60,888,928	67,931,527

Earnings before income taxes	21,187,181	2,897,770
Income tax expense	(4,261,258)	(1,037,770)

Net earnings	$16,925,923	$1,860,000

Net earnings per Class A Equivalent common share (1)	$1.05	$0.12

Net earnings per Class A Equivalent common share-assuming dilution (1)	$1.04	$0.11

Weighted-average Class A equivalent common share outstanding (1)	16,171,412	15,827,495

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	16,347,777	16,320,830

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2018	2017
Net earnings	$16,925,923	$1,860,000
Other comprehensive income:
Unrealized gains on equity securities	-	29,871
Unrealized gains on derivative instruments	-	1,595
Other comprehensive income, before income tax	-	31,466
Income tax expense	-	(10,174)
Other comprehensive income, net of income tax	-	21,292
Comprehensive income	$16,925,923	$1,881,292

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2016	$27,638,012	$3,804,458	$34,813,246	$264,822	$67,409,204	$(1,370,611)	$132,559,131

Net earnings	-	-	-	-	1,860,000	-	1,860,000
Other comprehensive income	-	-	-	21,292	-	-	21,292
Grant of stock options	-	-	101,996	-	-	-	101,996
Sale of treasury stock	-	-	178,002	-	-	146,065	324,067
Purchase of treasury stock	-	-	-	-	-	(185,470)	(185,470)
Stock dividends	930	4	2,350	-	(3,284)	-	-
Conversion Class C to Class A	1,214	(1,214)	-	-	-	-	-
Balance at March 31, 2017	$27,640,156	$3,803,248	$35,095,594	$286,114	$69,265,920	$(1,410,016)	$134,681,016

Balance at December 31, 2017	$29,071,154	$4,178,748	$38,125,042	$603,170	$77,520,951	$(931,075)	$148,567,990

Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)	-	-	-	(603,170)	603,170	-	-
Net earnings	-	-	-	-	16,925,923	-	16,925,923
Grant of stock options	-	-	58,087	-	-	-	58,087
Exercise of stock options	63,968	-	(22,115)	-	-	-	41,853
Sale of treasury stock	-	-	88,964	-	-	222,410	311,374
Stock dividends	3,520	(4)	5,362	-	(8,878)	-	-
Balance at March 31, 2018	$29,138,642	$4,178,744	$38,255,340	$-	$95,041,166	$(708,665)	$165,905,227

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2018	2017
Cash flows from operating activities:
Net cash provided by operating activities	$8,712,560	$30,431,376
Cash flows from investing activities:
Purchases of fixed maturity securities	(7,155,114)	(2,575,997)
Calls and maturities of fixed maturity securities	3,604,516	830,595
Purchases of equity securities	(1,084,398)	(4,190,458)
Sales of equity securities	922,402	4,092,734
Purchases of short-term investments	-	(3,053,797)
Sales of short-term investments	-	2,266,915
Net changes in restricted assets	(48,832)	(77,151)
Net changes in perpetual care trusts	2,376,461	(23,039)
Mortgage loans, other investmensts and policy loans made	(132,321,562)	(108,649,435)
Payments received for mortgage loans, other investments and policy loans	131,816,474	127,506,014
Purchase of property and equipment	(169,564)	(312,640)
Sale of property and equipment	48,314	-
Purchase of real estate	(768,942)	(3,103,471)
Sale of real estate	58,476,379	2,891,887
Net cash provided by investing activities	55,696,134	15,602,157

Cash flows from financing activities:
Investment contract receipts	2,867,412	3,051,883
Investment contract withdrawals	(4,410,074)	(4,468,624)
Proceeds from stock options exercised	41,853	-
Purchase of treasury stock	-	(185,470)
Repayment of bank loans	(27,369,431)	(673,454)
Proceeds from borrowing on bank loans	421,042	7,255,187
Net change in warehouse line borrowings	(309,286)	(6,376,739)
Net change in line of credit borrowings	21,250,000	1,250,000
Net cash used in financing activities	(7,508,484)	(147,217)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	56,900,210	45,886,316

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	54,501,923	46,942,293

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$111,402,133	$92,828,609

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$1,617,074	$1,234,420
Income taxes (net of refunds)	164	(3,215)

Non Cash Operating, Investing and Financing Activities:
Accrued real estate construction costs and retainage	$26,769	$6,794,065
Transfer of loans held for sale to mortgage loans held for investment	139,464	5,032,147
Benefit plans funded with treasury stock	311,374	324,067
Mortgage loans foreclosed into real estate	225,166	204,839

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three Months Ended March 31
	2018	2017
Cash and cash equivalents	$101,728,202	$85,069,717
Restricted assets	7,468,609	6,837,786
Cemetery perpetual care trust investments	2,205,322	921,106

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$111,402,133	$92,828,609

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)
1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The presentation of certain amounts in the prior year have been reclassified to conform to the 2018 presentation.

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

2)  Recent Accounting Pronouncements

Accounting Standards Adopted in 2018

Accounting Standards Update ("ASU") No. 2017-01: "Business Combinations (Topic 805): Clarifying the Definition of a Business" – Issued in January 2017, ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a "set," that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. While the Company's acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company would have been considered asset acquisitions under the new standard. As a result, transaction costs may be capitalized more often since the Company expects some of its future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses. ASU 2017-01 was adopted by the Company on January 1, 2018 and it will be applied prospectively to transactions occurring after the adoption date, as applicable.

ASU No. 2016-18: "Statement of Cash Flows (Topic 230): Restricted Cash" – Issued in November 2016, ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the consolidated statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. The Company currently discloses the restrictions on cash and cash equivalents in Note 8 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K and will continue these disclosures. Note 8 also discloses the components of the Company's restricted assets and cemetery perpetual care trust investments which include restricted cash and cash equivalents. ASU 2016-18 was adopted by the Company on January 1, 2018. The Company previously presented changes in restricted cash and cash equivalents under investing activities on the consolidated statements of cash flows. Upon adoption of ASU 2016-18, the Company amended the presentation in the consolidated statements of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents and retrospectively reclassified all periods presented. The adoption of this standard does not impact the Company's total cash and cash equivalents but is a change in presentation within the consolidated statements of cash flows.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

2)  Recent Accounting Pronouncements (Continued)

ASU No. 2016-01: "Financial Instruments – Overall (Topic 825-10)" – Issued in January 2016, ASU 2016-01 changes the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. The Company adopted this standard on January 1, 2018 using the modified retrospective approach with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the adoption resulted in a reclassification of the related accumulated net unrealized gains of $603,170 included in accumulated other comprehensive income as of December 31, 2017 to retained earnings. Under previous guidance, changes in fair value for investments of this nature were recognized in accumulated other comprehensive income as a component of stockholders' equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The Company holds equity securities that were previously measured at fair value with changes in fair value recognized through other comprehensive income. Upon adoption of ASU 2016-01 the Company now recognizes the changes in the fair value of these equity securities through earnings as part of gains on investments and other assets on the condensed consolidated statements of earnings, thus increasing the volatility of the Company's earnings. The adoption of this standard does not significantly affect the Company's comprehensive income or stockholders' equity.

ASU No. 2014-09: "Revenue from Contracts with Customers (Topic 606)" - Issued in May 2014, ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition". ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries. ASU 2014-09 provides guidance to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Premiums and related fees from insurance contracts and mortgage banking revenues are excluded from the scope of this new guidance.

The Company adopted this standard on January 1, 2018 using a modified retrospective approach. No cumulative effect adjustment was made to beginning retained earnings. The Company's revenues from contracts with customers that are subject to ASU 2014-09 include revenues on mortuary and cemetery contracts, which is less than 5% of the Company's total revenues. The recognition and measurement of these items did not change as a result of the Company's adoption of ASU 2014-09 and thus the adoption of ASU 2014-09 does not significantly impact the Company's condensed consolidated statements of earnings or condensed consolidated statements of cash flows. The Company reclassified $856,479 of amounts due from customers for unfulfilled performance obligations on cancelable pre-need contracts from Receivables, net to Deferred pre-need cemetery and mortuary contract revenues on the Company's condensed consolidated balance sheets.

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

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: "Financial Instruments – Credit Losses (Topic 326)" – Issued in June 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current general accepted accounting principles ("GAAP") and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the potential impact of this standard.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)  Investments

The Company's investments as of March 31, 2018 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018

Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$54,286,773	$178,830	$(960,777)	$53,504,826
Obligations of states and political subdivisions	6,742,875	71,014	(145,551)	6,668,338
Corporate securities including public utilities	157,715,073	10,498,181	(1,305,125)	166,908,129
Mortgage-backed securities	12,105,727	268,842	(249,019)	12,125,550
Redeemable preferred stock	623,635	28,808	(344)	652,099
Total fixed maturity securities held to maturity	$231,474,083	$11,045,675	$(2,660,816)	$239,858,942

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,230,113	$498,655	$(839,617)	$5,889,151

Total equity securities at estimated fair value	$6,230,113	$498,655	$(839,617)	$5,889,151

Mortgage loans held for investment at amortized cost:
Residential	$101,665,364
Residential construction	54,254,054
Commercial	52,384,376
Less: Unamortized deferred loan fees, net	(1,617,517)
Less: Allowance for loan losses	(1,696,371)
Total mortgage loans held for investment	$204,989,906

Real estate held for investment net of accumulated depreciation:
Residential	$31,874,263
Commercial	73,189,068
Total real estate held for investment	$105,063,331

Policy loans and other investments at amortized cost:
Policy loans	$6,403,888
Insurance assignments	35,088,585
Federal Home Loan Bank stock	708,700
Other investments	4,280,651
Less: Allowance for doubtful accounts	(931,029)

Total policy loans and other investments	$45,550,795

Accrued investment income	$3,886,170

Total investments	$596,853,436

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)  Investments (Continued)

The Company's investments as of December 31, 2017 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017:

Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$54,077,069	$211,824	$(579,423)	$53,709,470
Obligations of states and political subdivisions	5,843,176	112,372	(71,013)	5,884,535
Corporate securities including public utilities	158,350,727	14,336,452	(1,007,504)	171,679,675
Mortgage-backed securities	9,503,016	210,652	(162,131)	9,551,537
Redeemable preferred stock	623,635	49,748	(191)	673,192
Total fixed maturity securities held to maturity	$228,397,623	$14,921,048	$(1,820,262)	$241,498,409

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,002,931	$667,593	$(632,669)	$6,037,855

Total equity securities at estimated fair value	$6,002,931	$667,593	$(632,669)	$6,037,855

Mortgage loans held for investment at amortized cost:
Residential	$102,527,111
Residential construction	50,157,533
Commercial	54,954,865
Less: Unamortized deferred loan fees, net	(1,659,828)
Less: Allowance for loan losses	(1,768,796)

Total mortgage loans held for investment	$204,210,885

Real estate held for investment net of accumlated depreciation:
Residential	$68,329,917
Commercial	72,968,789
Total real estate held for investment	$141,298,706

Policy loans and other investments at amortized cost:
Policy loans	$6,531,352
Insurance assignments	36,301,739
Federal Home Loan Bank stock	689,400
Other investments	3,219,622
Less: Allowance for doubtful accounts	(846,641)

Total policy loans and other investments	$45,895,472

Accrued investment income	$3,644,077

Total investments	$629,484,618

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)  Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities held to maturity, which are carried at amortized cost, at March 31, 2018 and December 31, 2017. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2018
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$897,420	$51,456,932	$63,356	$623,360	$960,776	$52,080,292
Obligations of states and political subdivisions	17,903	1,419,010	127,648	2,690,329	145,551	4,109,339
Corporate securities	620,598	33,678,083	684,528	11,365,056	1,305,126	45,043,139
Mortgage and other asset-backed securities	107,265	2,102,664	141,754	1,658,340	249,019	3,761,004
Redeemable preferred stock	344	11,268	-	-	344	11,268
Total unrealized losses	$1,643,530	$88,667,957	$1,017,286	$16,337,085	$2,660,816	$105,005,042

At December 31, 2017
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$532,010	$51,606,699	$47,413	$643,380	$579,423	$52,250,079
Obligations of states and political subdivisions	296	214,882	70,717	2,225,021	71,013	2,439,903
Corporate securities	167,786	11,551,865	839,718	13,193,258	1,007,504	24,745,123
Mortgage and other asset-backed securities	56,756	2,516,660	105,375	1,676,494	162,131	4,193,154
Redeemable preferred stock	191	11,421	-	-	191	11,421
Total unrealized losses	$757,039	$65,901,527	$1,063,223	$17,738,153	$1,820,262	$83,639,680

There were 238 securities with fair value of 97.5% of amortized cost at March 31, 2018. There were 141 securities with fair value of 97.9% of amortized cost at December 31, 2017. During the three months ended March 31, 2018 and 2017 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $-0- and $52,139, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)  Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities held to maturity, at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 1 year	$17,978,827	$18,098,867
Due in 2-5 years	67,126,658	67,514,026
Due in 5-10 years	53,791,068	55,097,433
Due in more than 10 years	79,848,168	86,370,967
Mortgage-backed securities	12,105,727	12,125,550
Redeemable preferred stock	623,635	652,099
Total held to maturity	$231,474,083	$239,858,942

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB"). In June through August of 2017, the Company purchased a total of $50,000,000, par value, of United States Treasury fixed maturity securities that it deposited with the FHLB. These securities will generate interest income for the Company and will be available to use as collateral on any cash borrowings from the FHLB. As of March 31, 2018, the Company owed $20,000,000 to FHLB. This amount owed was paid on April 2, 2018.

Equity Securities

The following tables summarize unrealized losses on equity securities, that were carried at estimated fair value based on quoted trading prices at December 31, 2017. The unrealized losses were primarily the result of decreases in fair value in the retail, industrial and energy sectors. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2017
Industrial, miscellaneous and all other	$213,097	98	$419,572	81	$632,669
Total unrealized losses	$213,097	98	$419,572	81	$632,669
Fair Value	$847,718		$1,329,213		$2,176,931

The average fair value of the equity securities was 77.5% of the original investment as of December 31, 2017. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security.

The fair values for equity securities are based on quoted market prices.

See Note 2 regarding the adoption of ASU 2016-01 on January 1, 2018. The Company now recognizes the changes (unrealized gains and losses) in the fair value of these equity securities through earnings as part of realized gains on investments and other assets on the condensed consolidated statements of earnings instead of other comprehensive income on the condensed consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)  Investments (Continued)

The Company's net gains from investments and other assets, including realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended March 31
	2018	2017
Fixed maturity securities held to maturity:
Gross realized gains	$28,133	$2,434
Gross realized losses	(308,931)	-
Other than temporary impairments	-	(52,139)

Equity securities:
Gross realized gains	-	60,978
Gross realized losses	-	(4,556)
Gains and losses during 2018 on securities sold in 2018	14,650	-
Unrealized gains and losses on securities held at the end of the period	(372,042)	-

Other assets:
Gross realized gains	22,951,723	456,275
Gross realized losses	(292,594)	(369,801)
Total	$22,020,939	$93,191

(1) Includes a one-time gain of $22,252,000 from the sale of Dry Creek at East Village apartments.

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount of held to maturity securities sold was $472,883 and $28,073 for the three months March 31, 2018 and 2017, respectively.  The net realized loss related to these sales was $306,851 for the three months ended March 31, 2018 and the net realized gain related to these sales was $2,434 for the three months ended March 31, 2017. Although the intent is to buy and hold a fixed maturity security to maturity, the Company will sell a security prior to maturity if conditions have changed within the entity that issued the security to increase the risk of default to an unacceptable level.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)  Investments (Continued)
Major categories of net investment income are as follows:

	Three Months Ended March 31
	2018	2017
Fixed maturity securities held to maturity	$2,529,841	$2,424,805
Equity securities	58,292	54,786
Mortgage loans held for investment	4,531,927	3,410,761
Real estate held for investment	2,670,440	2,894,331
Policy loans	102,866	116,845
Insurance assignments	3,860,937	3,364,642
Other investments	53,673	7,543
Cash and cash equivalents	137,368	91,012
Gross investment income	13,945,344	12,364,725
Investment expenses	(3,870,913)	(3,348,349)
Net investment income	$10,074,431	$9,016,376
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $110,802 and $115,501 for the three months ended March 31, 2018 and 2017, respectively.
Net investment income on real estate consists primarily of rental revenue.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit with regulatory authorities as required by law amounted to $9,247,333 at March 31, 2018 and $9,264,977 at December 31, 2017. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on equity securities) at March 31, 2018, other than investments issued or guaranteed by the United States Government.

Real Estate Held for Investment
The Company continues to strategically deploy resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development and mortgage foreclosures.
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
The Company currently owns and operates 12 commercial properties in 8 states. These properties include industrial warehouses, office buildings, retail centers, and undeveloped land, and the redevelopment and expansion of its corporate campus ("Center53") in Salt Lake City, Utah. The Company does use debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)  Investments (Continued)
The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $64,864,000 and $64,704,000 as of March 31, 2018 and December 31, 2017, respectively. The associated bank loan carrying values totaled approximately $41,309,000 and $40,994,000 as of March 31, 2018 and December 31, 2017, respectively.

The following is a summary of the Company's commercial real estate held for investment for the periods presented:

	Net Ending Balance				Total Square Footage
	March 31		December 31		March 31	December 31
	2018		2017		2018	2017
Arizona	$4,000	(1)	$4,000	(1)	-	-
Arkansas	95,118		96,169		3,200	3,200
Kansas	7,264,086		7,200,000		222,679	222,679
Louisiana	486,821		493,197		7,063	7,063
Mississippi	3,701,754		3,725,039		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	335,000	(1)	335,000	(1)	-	23,470
Utah	61,295,289	(1)	61,108,384	(2)	433,244	433,244

	$73,189,068		$72,968,789		700,007	723,477

(1) Includes undeveloped land

(2) Includes Center53 completed in July 2017. The Company is currently in the process of leasing the building.

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
As of March 31, 2018, SNRE manages 101 residential properties in 7 states across the United States.
The net ending balance of residential real estate that serves as collateral for a bank borrowing was approximately    $-0- and $34,431,000, as of March 31, 2018 and December 31, 2017, respectively. The associated bank loan carrying value was approximately $-0- and $26,773,000 as of March 31, 2018 and December 31, 2017, respectively. This real estate relates to the Company's Dry Creek at East Village apartment complex sold in March 2018.
The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $31,349,678 and $33,372,228 as of March 31, 2018 and December 31, 2017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)  Investments (Continued)

The following is a summary of the Company's residential real estate held for investment for the periods presented:

	Net Ending Balance
	March 31	December 31
	2018	2017
Arizona	$-	$217,105
California	5,407,203	5,463,878
Florida	6,839,021	7,000,684
Hawaii	712,286	712,286
Ohio	10,000	10,000
Oklahoma	-	17,500
Texas	554,486	509,011
Utah	18,065,086	54,113,272
Washington	286,181	286,181
	$31,874,263	$68,329,917

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or approximately 10% of the overall commercial real estate holdings.

As of March 31, 2018, real estate owned and occupied by the Company is summarized as follows:

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

(1) This asset is included in property and equipment on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)   Investments (Continued)

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2018, the Company had 42%, 16%, 12%, 10%, 6%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada, Arizona, and Tennessee, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)   Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2018
Allowance for credit losses:
Beginning balance - January 1, 2018	$187,129	$1,546,447	$35,220	$1,768,796
Charge-offs	-	-	-	-
Provision	-	(72,425)	-	(72,425)
Ending balance - March 31, 2018	$187,129	$1,474,022	$35,220	$1,696,371

Ending balance: individually evaluated for impairment	$-	$292,220	$-	$292,220

Ending balance: collectively evaluated for impairment	$187,129	$1,181,802	$35,220	$1,404,151

Mortgage loans:
Ending balance	$52,384,376	$101,665,364	$54,254,054	$208,303,794

Ending balance: individually evaluated for impairment	$-	$5,362,963	$-	$5,362,963

Ending balance: collectively evaluated for impairment	$52,384,376	$96,302,401	$54,254,054	$202,940,831

December 31, 2017
Allowance for credit losses:
Beginning balance - January 1, 2017	$187,129	$1,461,540	$100,114	$1,748,783
Charge-offs	-	(351,357)	(64,894)	(416,251)
Provision	-	436,264	-	436,264
Ending balance - December 31, 2017	$187,129	$1,546,447	$35,220	$1,768,796

Ending balance: individually evaluated for impairment	$-	$237,560	$-	$237,560

Ending balance: collectively evaluated for impairment	$187,129	$1,308,887	$35,220	$1,531,236

Mortgage loans:
Ending balance	$54,954,865	$102,527,111	$50,157,533	$207,639,509

Ending balance: individually evaluated for impairment	$-	$4,923,552	$461,834	$5,385,386

Ending balance: collectively evaluated for impairment	$54,954,865	$97,603,559	$49,695,699	$202,254,123

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)   Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

Age Analysis of Mortgage Loans Held for Investment

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
March 31, 2018
Commercial	$5,211,276	$-	$-	$-	$5,211,276	$47,173,100	$52,384,376	$(187,129)	$(67,717)	$52,129,530
Residential	7,223,352	1,150,067	2,800,231	2,562,732	13,736,382	87,928,982	101,665,364	(1,474,022)	(1,125,974)	99,065,368
Residential Construction	441,310	-	-	-	441,310	53,812,744	54,254,054	(35,220)	(423,826)	53,795,008

Total	$12,875,938	$1,150,067	$2,800,231	$2,562,732	$19,388,968	$188,914,826	$208,303,794	$(1,696,371)	$(1,617,517)	$204,989,906

December 31, 2017
Commercial	$1,943,495	$-	$-	$-	$1,943,495	$53,011,370	$54,954,865	$(187,129)	$(67,411)	$54,700,325
Residential	6,613,479	495,347	3,591,333	1,332,219	12,032,378	90,494,733	102,527,111	(1,546,447)	(1,164,130)	99,816,534
Residential Construction	-	-	461,834	-	461,834	49,695,699	50,157,533	(35,220)	(428,287)	49,694,026

Total	$8,556,974	$495,347	$4,053,167	$1,332,219	$14,437,707	$193,201,802	$207,639,509	$(1,768,796)	$(1,659,828)	$204,210,885

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2018
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	3,653,126	3,653,126	-	3,653,126	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,709,837	1,709,837	292,220	1,709,837	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	5,362,963	5,362,963	292,220	5,362,963	-
Residential construction	-	-	-	-	-

December 31, 2017
With no related allowance recorded:
Commercial	$-	$-	$-	$365,220	$-
Residential	3,322,552	3,322,552	-	3,290,094	-
Residential construction	461,834	461,834	-	277,232	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,601,000	1,601,000	237,560	1,350,115	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$365,220	$-
Residential	4,923,552	4,923,552	237,560	4,640,209	-
Residential construction	461,834	461,834	-	277,232	-

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

3)   Investments (Continued)

The Company's performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Performing	$52,384,376	$54,954,865	$96,302,401	$97,603,559	$54,254,054	$49,695,699	$202,940,831	$202,254,123
Non-performing	-	-	5,362,963	4,923,552	-	461,834	5,362,963	5,385,386

Total	$52,384,376	$54,954,865	$101,665,364	$102,527,111	$54,254,054	$50,157,533	$208,303,794	$207,639,509

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $223,000 and $204,083 as of March 31, 2018 and December 31, 2017, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-Accrual Status

	As of March 31 2018	As of December 31 2017
Residential	$5,362,963	$4,923,552
Residential construction	-	461,834
Total	$5,362,963	$5,385,386

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

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

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. None of these loans are 90 or more days past due nor on nonaccrual status as of March 31, 2018. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

As of March 31 2018

Aggregate fair value	$124,866,313
Unpaid principal balance	121,111,768
Unrealized gain	3,754,545

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended March 31
	2018		2017
Loan fees	$5,745,309		$9,304,925
Interest income	1,116,454		1,734,527
Secondary gains	15,578,495		26,194,350
Change in fair value of loan commitments	440,958		2,167,593
Change in fair value of loans held for sale	2,929,996	(1)	-
Provision for loan loss reserve	(351,051)		(426,634)
Mortgage fee income	$25,460,160		$38,974,760

(1) See Fair Value Option Election

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

4)  Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31 2018	As of December 31 2017
Balance, beginning of period	$2,571,524	$627,733
Provision on current loan originations (1)	351,051	1,851,187
Charge-offs, net of recaptured amounts	(10,420)	92,604
Balance, end of period	$2,912,155	$2,571,524

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

5)  Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $58,087 and $101,996 has been recognized for these plans for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the total unrecognized compensation expense related to the options issued was $155,658, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock compensation plans as of March 31, 2018, and the changes during the three months ended March 31, 2018, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2017	880,426	$4.35	523,603	$5.24
Granted	-		-
Exercised	(31,984)		-
Cancelled	(5,704)		-
Outstanding at March 31, 2018	842,738	$4.48	523,603	$5.24

As of March 31, 2018:
Options exercisable	744,686	$4.40	468,477	$5.29

As of March 31, 2018:
Available options for future grant	421,241		165,638

Weighted average contractual term of options outstanding at March 31, 2018	6.55 years		3.19 years

Weighted average contractual term of options exercisable at March 31, 2018	6.53 years		2.43 years

Aggregated intrinsic value of options outstanding at March 31, 2018 (1)	$850,528		$251,961

Aggregated intrinsic value of options exercisable at March 31, 2018 (1)	$836,882		$232,667

(1) The Company used a stock price of $5.15 as of March 31, 2018 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

5)  Stock Compensation Plans (Continued)

A summary of the status of the Company's stock compensation plans as of March 31, 2017, and the changes during the three months ended March 31, 2017, are presented below:

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months March 31, 2018 and 2017 was $111,157 and $-0-, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

6)  Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2018	2017

Net earnings	$16,925,923	$1,860,000

Basic weighted-average shares outstanding	16,171,412	15,827,495

Employee stock options	176,365	493,335

Diluted weighted-average shares outstanding	16,347,777	16,320,830

Basic net earnings per share	$1.05	$0.12

Diluted net earnings per share	$1.04	$0.11

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the three months March 31, 2018 and 2017, there were 589,822 and 89,250 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2017. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

7)  Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2018
Revenues from external customers	$50,860,529	$3,775,745	$27,439,835	$-	$82,076,109
Intersegment revenues	2,408,163	117,117	133,597	(2,658,877)	-
Segment profit before income taxes	23,711,810	860,763	(3,385,391)	-	21,187,182
		-
Identifiable Assets	873,263,596	92,747,811	163,896,491	(134,701,132)	995,206,766
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	876,029,166	92,747,811	163,896,491	(134,701,132)	997,972,336

For the Three Months Ended
March 31, 2017
Revenues from external customers	$26,158,701	$3,604,897	$41,065,699	$-	$70,829,297
Intersegment revenues	2,988,651	109,351	95,770	(3,193,772)	-
Segment profit before income taxes	1,483,480	758,911	655,379	-	2,897,770

Identifiable Assets	831,233,557	99,554,821	164,990,647	(139,027,232)	956,751,793
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	833,999,127	99,554,821	164,990,647	(139,027,232)	959,517,363

8)  Fair Value of Financial Instruments

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
March 31, 2018 (Unaudited)

8)  Fair Value of Financial Instruments (Continued)

The items shown under Level 1 and Level 2 are valued as follows:

Equity Securities: The fair values of investments in equity securities along with methods used to estimate such values are disclosed in Note 3 of the Notes to the condensed consolidated financial statements.

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

The items shown under Level 3 are valued as follows:

Loans Held for Sale: The Company elected the fair value option for all loans held for sale originated after July 1, 2017. The fair value is based on quoted market prices, when available.  When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets.

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
March 31, 2018 (Unaudited)

8)  Fair Value of Financial Instruments (Continued)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2018.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$5,889,151	$5,889,151	$-	$-
Total equity securities	$5,889,151	$5,889,151	$-	$-

Loans held for sale	$124,866,313	$-	$-	$124,866,313
Restricted assets (1)	800,510	800,510	-	-
Cemetery perpetual care trust investments (1)	648,381	648,381	-	-
Derivatives - loan commitments (2)	2,786,371	-	-	2,786,371

Total assets accounted for at fair value on a recurring basis	$134,990,726	$7,338,042	$-	$127,652,684

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	$(13,277)	$(13,277)	$-	$-
Derivatives - put options (3)	(128,598)	(128,598)	-	-
Derivatives - loan commitments (3)	(348,824)	-	-	(348,824)

Total liabilities accounted for at fair value on a recurring basis	$(490,699)	$(141,875)	$-	$(348,824)

(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

8)  Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Loans Held for Sale
Balance - December 31, 2017	$1,996,589	$133,414,188
Originations		479,953,484
Sales		(505,586,040)
Transfer to mortgage loans held for investment		(139,464)
Total gains (losses):
Included in earnings (1)	440,958	17,224,145

Balance - March 31, 2018	$2,437,547	$124,866,313

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at March 31, 2018.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,417,617	$-	$-	$1,417,617
Impaired real estate held for investment	1,005,866	-	-	1,005,866
Mortgage servicing rights additions	997,497	-	-	997,497
Total assets accounted for at fair value on a nonrecurring basis	$3,420,980	$-	$-	$3,420,980

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2017.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

8)  Fair Value of Financial Instruments (Continued)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,037,855	$6,037,855	$-	$-
Total equity securities	$6,037,855	$6,037,855	$-	$-

Loans held for sale	$133,414,188	$-	$-	$133,414,188
Restricted assets (1)	809,958	809,958	-	-
Cemetery perpetual care trust investments (1)	682,315	682,315	-	-
Derivatives - loan commitments (2)	2,032,782	-	-	2,032,782

Total assets accounted for at fair value on a recurring basis	$9,562,910	$7,530,128	$-	$2,032,782
Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	(64,689)	(64,689)	-	-
Derivatives - put options (3)	(20,568)	(20,568)	-	-
Derivatives - loan commitments (3)	(36,193)	-	-	(36,193)

Total liabilities accounted for at fair value on a recurring basis	$(121,450)	$(85,257)	$-	$(36,193)

(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Bank Loan Interest Rate Swaps	Loans Held for Sale
Balance - December 31, 2016	$6,809,332	$(3,308)	$-
Originations			$1,233,683,666
Sales			(1,151,031,388)
Total gains (losses):
Included in earnings (1)	(4,812,743)	-	50,761,910
Included in other comprehensive income (2)	-	3,308	-
Balance - December 31, 2017	$1,996,589	$-	$133,414,188

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2) As a component of Unrealized gains on derivative instruments on the condensed consolidated statements of comprehensive income

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

8)  Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2017.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2018 and December 31, 2017.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2018:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$231,474,083	$-	$232,634,878	$7,224,064	$239,858,942
Mortgage loans held for investment:
Residential	99,065,368	-	-	104,999,136	104,999,136
Residential construction	53,795,008	-	-	53,795,008	53,795,008
Commercial	52,129,530	-	-	53,487,729	53,487,729
Mortgage loans held for investment, net	$204,989,906	$-	$-	$212,281,873	$212,281,873
Policy loans	6,403,888	-	-	6,403,888	6,403,888
Insurance assignments, net (1)	34,157,556	-	-	34,157,556	34,157,556
Restricted assets (2)	1,142,355	-	1,146,584	-	1,146,584
Restricted assets (3)	1,735,066	-	-	1,819,012	1,819,012
Cemetery perpetual care trust investments (2)	948,735	-	941,823	-	941,823
Cemetery perpetual care trust investments (3)	4,209	-	-	4,475	4,475
Mortgage servicing rights, net	21,554,050	-	-	30,086,162	30,086,162

Liabilities
Bank and other loans payable	$(151,451,152)	$-	$-	$(151,451,152)	$(151,451,152)
Policyholder account balances (4)	(47,448,620)	-	-	(33,948,014)	(33,948,014)
Future policy benefits - annuities (4)	(98,569,032)	-	-	(97,549,438)	(97,549,438)

(1) Included in other investments and policy loans on the condensed consolidated balance sheet.
(2) Fixed maturity securities held to maturity
(3) Participation in mortgage loans held for investment (commercial)
(4) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheet.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

8)  Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$228,397,623	$-	$233,806,219	$7,692,190	$241,498,409
Mortgage loans held for investment:
Residential	99,816,535	-	-	106,050,169	106,050,169
Residential construction	49,694,025	-	-	49,694,025	49,694,025
Commercial	54,700,325	-	-	56,473,156	56,473,156
Mortgage loans held for investment, net	$204,210,885	$-	$-	$212,217,350	$212,217,350
Policy loans	6,531,352	-	-	6,531,352	6,531,352
Insurance assignments, net (1)	35,455,098	-	-	35,455,098	35,455,098
Restricted assets (2)	1,130,088	-	1,152,324	-	1,152,324
Restricted assets (3)	1,701,811	-	-	1,796,910	1,796,910
Cemetery perpetual care trust investments (2)	943,211	-	953,404	-	953,404
Cemetery perpetual care trust investments (3)	4,128	-	-	4,411	4,411
Mortgage servicing rights, net	21,376,937	-	-	27,427,174	27,427,174

Liabilities
Bank and other loans payable	$(157,450,925)	$-	$-	$(157,450,925)	$(157,450,925)
Policyholder account balances (4)	(47,867,037)	-	-	(34,557,111)	(34,557,111)
Future policy benefits - annuities (4)	(99,474,392)	-	-	(98,827,107)	(98,827,107)

(1) Included in other investments and policy loans on the condensed consolidated balance sheet.
(2) Fixed maturity securities held to maturity
(3) Participation in mortgage loans held for investment (commercial)
(4) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheet.

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

Residential – The estimated fair value is determined through a combination of discounted cash flows (estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages) and considering pricing of similar loans that were sold recently.

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
March 31, 2018 (Unaudited)

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
March 31, 2018 (Unaudited)

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

The net changes in fair value of loan commitments and forward sale commitments are shown in current earnings as a component of mortgage fee income on the consolidated statements of earnings. Mortgage banking derivatives are shown in other assets and other liabilities and accrued expenses on the condensed consolidated balance sheets.

Call and Put Options

The Company uses a strategy of selling "out of the money" call options on its equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company uses the strategy of selling put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for options is adjusted to fair value at each reporting date. In the event a call option is exercised, the Company recognizes a gain on the sale of the equity security enhanced by the value of the option that was sold. If the option expires unexercised, the Company realizes a gain from the sale of the option. In the event a put option is exercised, the Company acquires an equity security at the strike price of the option reduced by the value received from the sale of the put option. The equity security is then traded as a normal equity security in the Company's portfolio. The net changes in the fair value of call and put options are shown in current earnings as a component of gains (losses) on investments and other assets. Call and put options are shown in other liabilities and accrued expenses on the condensed consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

10)  Derivative Instruments (Continued)

The following table shows the notional amount and fair value of derivatives as of March 31, 2018 and December 31, 2017.

	Fair Values and Notional Values of Derivative Instruments
		March 31, 2018			December 31, 2017
Balance Sheet Location		Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$170,365,863	$2,786,371	$348,824	$105,679,107	$2,032,782	$36,193
Call options	Other liabilities	1,266,050	--	13,277	1,488,550	--	64,689
Put options	Other liabilities	5,128,950	--	128,598	2,265,900	--	20,568
Total		$176,760,863	$2,786,371	$490,699	$109,433,557	$2,032,782	$121,450

The following table shows the gains and losses on derivatives for the periods presented.

		Three Months Ended March 31
Derivative	Classification	2018	2017
Loan commitments	Mortgage fee income	$440,958	$2,167,593

Call and put options	Gains on investments and other assets	$79,171	$134,563

11)  Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2018 and December 31, 2017, the balances were $2,912,000 and $2,572,000, respectively.

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
March 31, 2018 (Unaudited)

11)  Reinsurance, Commitments and Contingencies (Continued)

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

On December 27, 2016, pursuant to the Case Management Order, Lehman Holdings filed a Second Amended Complaint against SecurityNational Mortgage, which eliminates the declaratory judgment claim but retains a similar claim for damages as in the Complaint.  The case is presently in a motion period. Many of the defendants, including SecurityNational Mortgage, filed a joint motion in the case asserting that the Bankruptcy Court does not have subject matter jurisdiction concerning the matter and that venue is improper. Lehman Holdings' response memorandum was filed on May 31, 2017 and a reply memorandum of the defendants filing the motion was filed on July 14, 2017. A hearing date for the motion is set for June 12, 2018. No Answer to the Second Amended Complaint is required to be filed by SecurityNational Mortgage pending further order of the Court.  SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend its position.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of March 31, 2018, the Company's commitments were approximately $82,523,000 for these loans, of which $54,254,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

12)  Mortgage Servicing Rights

The Company initially records these MSRs at fair value as discussed in Note 8.

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

The following is a summary of the MSR activity for the periods presented.

	As of March 31 2018	As of December 31 2017
Amortized cost:
Balance before valuation allowance at beginning of year	$21,376,937	$18,872,362
MSR additions resulting from loan sales	997,497	6,085,352
Amortization (1)	(820,384)	(3,580,777)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$21,554,050	$21,376,937

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$21,554,050	$21,376,937

Estimated fair value of MSRs at end of period	$30,086,162	$27,427,174

(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

12)  Mortgage Servicing Rights (Continued)

The following table summarizes the Company's estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2018	4,091,450
2019	4,091,450
2020	4,091,450
2021	4,091,303
2022	3,269,025
Thereafter	1,919,372
Total	$21,554,050

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended March 31
	2018	2017
Contractual servicing fees	$1,876,883	$1,835,873
Late fees	111,748	86,338
Total	$1,988,631	$1,922,211

The following is a summary of the unpaid principal balances ("UPB") of the servicing portfolio for the periods presented:

	As of March 31, 2018	As of December 31 2017
Servicing UPB	$2,941,337,111	$2,924,868,843

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2017	4.01%	6.92	10.01
December 31, 2017	3.67%	6.34	10.01

13) Income Taxes

The Company's overall effective tax rate for the three months ended March 31, 2018 and 2017 was 20.1% and 35.8%, respectively, which resulted in a provision for income taxes of $4,261,000 and $1,038,000, respectively.  The Company's effective tax rates differ from the U.S. federal statutory rate of 21% largely due to its provision for state income taxes. The effective tax rate in the current period decreased when compared to the prior year period largely due to the Tax Cuts and Jobs Act reduction of the federal statutory rate from 35% to 21%.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

14) Revenues from Contracts with Customers

See Note 2 regarding the adoption of ASU No. 2014-09. The Company's cemetery and mortuary revenues are the only revenues recognized from contracts with customers, thus they are the only revenues subject to ASU No. 2014-09.

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

Pre-need contract sales of cemetery services (primarily merchandise delivery and installation fees) - revenue and costs associated with the sales of pre-need cemetery services are deferred until the services are performed.

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

The following table disaggregates revenue for the Company's cemetery and mortuary contracts.

Three Months Ended March 31
2018
Major goods/service lines
At-need	$2,737,625
Pre-need	495,104
$3,232,729

Timing of Revenue Recognition
Goods transferred at a point in time	$2,072,481
Services transferred at a point in time	1,160,248
$3,232,729

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the three months ended March 31, 2018:

Cemetery/Mortuary Segment
Net mortuary and cemetery sales	$3,232,729
Gains on investments and other assets	409,088
Net investment income	88,078
Other revenues	45,850
Revenues from external customers	3,775,745

The opening and closing balances of the Company's receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset (2)	Contract Liability (2)
Opening (1/1/2018)	$2,742,765	$856,479	$13,729,547
Closing (3/31/2018)	2,595,611	731,626	12,882,550
Increase/(decrease)	(147,154)	(124,853)	(846,997)

(1) Included in Receivables, net on the condensed consolidated balance sheets
(2) The contract asset and liability are netted together in Deferred pre-need cemetery and mortuary contract revenues on the condensed consolidated balance sheets.

The amount of revenue recognized for the three months ended March 31, 2018 that was included in the opening contract liability balance was $724,771.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the timing difference between the Company's performance and the customer's payment.

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

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $25,000. The Company believes that funeral plans represent a marketing niche that is less competitive because most insurance companies do not offer similar coverage. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand-dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

The following table shows the condensed financial results of the insurance operations for three months ended March 31, 2018 and 2017.  See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2018	2017	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$18,810	$17,357	8%
Net investment income	9,778	8,774	11%
Gains on investments and other assets	21,860	(59)	37151%
Other	412	87	374%
Total	$50,860	$26,159	94%
Intersegment revenue	$2,408	$2,989	(19%)
Earnings before income taxes	$23,712	$1,483	1499%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company ("SecurityNational Mortgage"). Profitability in the three months ended March 31, 2018 has increased due to the realized gain on the sale of Dry Creek at East Village Apartments, increases in investment income and increases in insurance premiums. These increases were partially offset by increases in benefits and expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three months ended March 31, 2018 and 2017. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2018	2017	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,391	$1,406	(1%)
Cemetery revenues	1,951	2,131	(8%)
Other	434	68	538%
Total	$3,776	$3,605	5%
Earnings before income taxes	$861	$759	13%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes and maintenance expenses. Memorial Estates has recorded depreciation on these properties of $154,000 and $170,000 for the three months ended March 31, 2018 and 2017, respectively. Profitability in the three months ended March 31, 2018 has increased due to the realized gain on the sale of real estate.

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

For the three months March 31, 2018 and 2017, SecurityNational Mortgage originated 2,368 loans ($471,508,000 total volume) and 2,985 loans ($568,846,000 total volume), respectively. For the three months March 31, 2018 and 2017, EverLEND Mortgage originated 31 loans ($8,446,000 total volume) and one loan ($310,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2018 and 2017.  See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2018	2017	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$11,862	$14,872	(20%)
Secondary gains from investors	15,578	26,194	(41%)
Total	$27,440	$41,066	(33%)
Earnings before income taxes	$(3,385)	$655	(617%)

The decrease in earnings for the three months ended March 31, 2018 was due to a reduction in mortgage loan originations and refinancings, and subsequent sales into the secondary market.

Mortgage Loan Loss Settlements
Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of March 31, 2018 and December 31, 2017, the balances were $2,912,000 and $2,572,000, respectively.
Mortgage Loan Loss Litigation
For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three months ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Total revenues increased by $11,247,000, or 15.9%, to $82,076,000 for the three months ended March 31, 2018, from $70,829,000 for the comparable period in 2017. Contributing to this increase in total revenues was a $21,876,000 increase in gains on investments and other assets, a $1,453,000 increase in insurance premiums and other considerations, a $1,058,000 increase in net investment income, a $449,000 increase in other revenues, and a $52,000 decrease in other than temporary impairments on investments. This increase in total revenues was partially offset by a $13,515,000 decrease in mortgage fee income, and a $126,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $1,453,000, or 8.4%, to $18,810,000 for the three months ended March 31, 2018, from $17,357,000 for the comparable period in 2017. This increase was primarily due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales.

Net investment income increased by $1,058,000, or 11.7%, to $10,074,000 for the three months ended March 31, 2018, from $9,016,000 for the comparable period in 2017. This increase was primarily attributable to a $1,121,000 increase in mortgage loan interest, a $496,000 increase in insurance assignment income, a $105,000 increase in fixed maturity securities income, an $46,000 increase interest on cash and cash equivalents, a $46,000 increase in income from other investments, and a $4,000 increase in equity securities income. This increase was partially offset by a $522,000 increase in investment expenses, a $224,000 decrease in rental income from real estate owned, and a $14,000 decrease in policy loan income.

Net mortuary and cemetery sales decreased by $126,000, or 3.8%, to $3,233,000 for the three months ended March 31, 2018, from $3,359,000 for the comparable period in 2017. This decrease was primarily due to a decrease in preneed sales and at-need sales of the cemetery operations.

Gains on investments and other assets increased by $21,876,000, or 15,052.4%, to $22,021,000 in gains for the three months ended March 31, 2018, from $145,000 in gains for the comparable period in 2017. This increase in realized gains on investments and other assets was primarily attributable to a gain of $22,252,000 realized on the sale of Dry Creek at East Village Apartments, and a $274,000 increase in gains on other assets due to the sale of various other residential real estate properties. This increase was partially offset by a $283,000 increase in realized losses on fixed maturity securities, and a $367,000 increase in losses on equity securities mostly attributable to decreases in the fair value of these securities. Due to the adoption of Accounting Standards Update ("ASU") 2016-01, these changes in fair value are now recognized in earnings instead of other comprehensive income. See the discussion of the adoption of this ASU in Note 2 of the notes to condensed consolidated financial statements.

Mortgage fee income decreased by $13,515,000, or 34.7%, to $25,460,000, for the three months ended March 31, 2018, from $38,975,000 for the comparable period in 2017.  This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings was primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations and refinancings by SecurityNational Mortgage has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from SecurityNational Mortgage.

Other revenues increased by $449,000, or 22.1%, to $2,477,000 for the three months ended March 31, 2018, from $2,028,000 for the comparable period in 2017. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $60,889,000, or 74.2% of total revenues, for the three months ended March 31, 2018, as compared to $67,932,000, or 95.9% of total revenues, for the comparable period in 2017.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $783,000 or 5.1%, to $16,003,000 for the three months ended March 31, 2018, from $15,220,000 for the comparable period in 2017. This increase was primarily the result of a $813,000 increase in death benefits and a $17,000 increase in future policy benefits. This increase was partially offset by a $47,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $846,000, or 37.4%, to $3,110,000 for the three months ended March 31, 2018, from $2,264,000 for the comparable period in 2017. This increase was primarily due to an increase in insurance sales expenses.

Selling, general and administrative expenses decreased by $9,172,000, or 18.8%, to $39,499,000 for the three months ended March 31, 2018, from $48,671,000 for the comparable period in 2017. This decrease was primarily the result of a $5,072,000 decrease in commissions due to the decline in mortgage loan originations, a $2,023,000 decrease in personnel expenses, a $850,000 decrease in costs related to funding mortgage loans, a $536,000 decrease in other expenses, a $281,000 decrease in advertising, a $261,000 decrease in rent and rent related expenses, and a $149,000 decrease in depreciation on property and equipment.

Interest expense increased by $508,000, or 40.5%, to $1,762,000 for the three months ended March 31, 2018, from $1,254,000 for the comparable period in 2017. This increase was primarily due to an increase in interest expense on mortgage warehouse lines and interest expense on bank loans for real estate held for investment.

Liquidity and Capital Resources

The Company's life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held to maturity investments or sale of other investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans, and fees earned from mortgage loans held for sale that are sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, and debt service, and to meet current operating expenses.

During the three months March 31, 2018 and 2017, the Company's operations provided cash of $8,713,000 and $30,431,000, respectively. This decrease was due primarily to a decline in cash collected on loans held for sale.

The Company's liability for future policy benefits is expected to be paid out over the long-term due to the Company's market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person's death. A person generally will keep these policies in force and will not surrender them prior to a person's death. Because of the long-term nature of these liabilities, the Company is able to hold to maturity its bonds, real estate and mortgage loans, thus reducing the risk of having to liquidate these long-term investments as a result of any sudden changes in fair values.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $230,850,000 and $227,774,000 as of March 31, 2018 and December 31, 2017, respectively. This represents 38.7% and 35.1% of the total investments as of March 31, 2018 and December 31, 2017, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2018, 5.2% (or $12,031,000) and at December 31, 2017, 5.4% (or $12,293,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

The Company has classified its fixed income securities as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2018 and December 31, 2017, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank and other loans payable was $317,356,000 as of March 31, 2018, as compared to $306,019,000 as of December 31, 2017. Stockholders' equity as a percent of total capitalization was 52.3% and 48.5% as of March 31, 2018 and December 31, 2017, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2017 was 10.6% as compared to a rate of 9.6% for 2016. The 2018 lapse rate to date has been approximately the same as 2017.

At March 31, 2018, the statutory capital and surplus of the Company's life insurance subsidiaries was $56,375,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2018, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings.

For a description of the litigation involving SecurityNational Mortgage Company ("Security National Mortgage") and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

Sale of Dry Creek at East Village Apartments

On March 29, 2018, the Company through its wholly owned subsidiary, Security National Life Insurance Company ("Security National Life"), completed the sale of the Dry Creek at East Village ("Dry Creek") apartments to a subsidiary of Dinapoli Capital Partners, LLC ("Dinapoli Capital") pursuant to the terms of the Purchase and Sale Agreement, dated February 14, 2018, between Security National Life and Dinapoli Capital. The purchase price paid for the Dry Creek apartments was $57,000,000. From the proceeds that Security National Life received from the sale of the apartment complex, $26,802,904 was used to pay off an existing loan at Zions First National Bank, N.A., which was secured by a security interest in the apartment complex. A brokerage commission of $285,000 and legal fees and related costs were also paid from the purchase proceeds. The Company's book basis in Dry Creek was approximately $34,400,000, and the Company has recognized the gain net of tax effects from the sale in the first quarter of 2018.

The Dry Creek apartments consist of 282 units, with a mixture of one, two, and three-bedroom units. The construction of Dry Creek was completed in December 2015. As of December 31, 2017, the apartments were 95% leased. Also, rental rates in the market had increased by 9.8% over pro forma rents, and effective (achieved) rates net of concessions increased. The Company had owned the land for the development since 1991, when the Company purchased the land, along with the cemetery and mortuary that are adjacent to the property. The Company continues to operate the cemetery and mortuary. The Company may use the net proceeds from the sale of the Dry Creek apartments to invest in residential and commercial real estate projects. This may include the possible use of a Section 1031 real property exchange transaction.

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

(a)(3)  Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment and Restatement to Articles of Incorporation (9)
3.2	Amended and Restated Bylaws (11)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
7.1	Letter from Eide Bailly, LLP (10)
10.1	Amended and Restated Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)
10.2	2003 Stock Option Plan (2)
10.3	2006 Director Stock Option Plan (3)
10.4	2013 Amended and Restated Stock Option and Other Equity Incentive Awards Plan (8)
10.5	2014 Director Stock Option Plan (4)
10.6	Employment agreement with Scott M. Quist (6)
10.7	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (5)
10.8	Stock Purchase Agreement among Security National Financial Corporation, and Reppond Holding Company, to purchase First Guaranty Insurance Company (8)
21	Subsidiaries of the Registrant (11)
23.1	Consent of Eide Bailly LLP (7)
23.2	Consent of Mackey Price & Mecham (7)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

(1))	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
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
(5)	Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014
(6)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2015
(7)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(9)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(10)	Incorporated by reference from Report on Form 8-K, as filed on August 4, 2017
(11)	Incorporated by reference from Report on Form 10-K, as filed on April 2, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 15, 2018	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2018	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)