Form 10-Q
period 2018-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2018-08-14
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 14, 2018, the registrant had 14,569,509 shares of Class A Common Stock, $2.00 par value, outstanding and 2,089,184 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2018

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.   Financial Statements.

Assets	June 30 2018 (Unaudited)	December 31 2017
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$218,409,812	$228,397,623
Equity securities at estimated fair value	6,078,767	6,037,855
Mortgage loans held for investment (net of allowances for loan losses of $1,563,664 and $1,768,796 for 2018 and 2017)	193,068,837	204,210,885
Real estate held for investment (net of accumulated depreciation of $16,240,453 and $18,788,869 for 2018 and 2017)	124,578,839	141,298,706
Other investments and policy loans (net of allowances for doubtful accounts of $1,011,924 and $846,641 for 2018 and 2017)	44,793,898	45,895,472
Accrued investment income	3,968,447	3,644,077
Total investments	590,898,600	629,484,618
Cash and cash equivalents	118,705,581	45,315,661
Loans held for sale at estimated fair value	170,538,537	133,414,188
Receivables (net of allowances for doubtful accounts of $1,586,009 and $1,544,518 for 2018 and 2017)	19,524,786	10,443,869
Restricted assets (including $809,002 and $809,958 for 2018 and 2017 at estimated fair value)	11,354,894	11,830,621
Cemetery perpetual care trust investments (including $683,233 and $682,315 for 2018 and 2017 at estimated fair value)	3,973,545	4,623,563
Receivable from reinsurers	13,256,173	13,394,603
Cemetery land and improvements	9,906,590	9,942,933
Deferred policy and pre-need contract acquisition costs	85,701,658	80,625,304
Mortgage servicing rights, net	21,117,937	21,376,937
Property and equipment, net	7,307,352	8,069,380
Value of business acquired	6,159,749	6,588,759
Goodwill	2,765,570	2,765,570
Other	6,538,475	4,297,048

Total Assets	$1,067,749,447	$982,173,054

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30 2018 (Unaudited)	December 31 2017
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$610,717,068	$604,746,951
Unearned premium reserve	4,058,696	4,222,410
Bank and other loans payable	208,777,621	157,450,925
Deferred pre-need cemetery and mortuary contract revenues	12,337,571	12,873,068
Cemetery perpetual care obligation	3,761,500	3,710,740
Accounts payable	4,354,663	3,613,100
Other liabilities and accrued expenses	31,786,281	29,655,087
Income taxes	22,370,243	17,332,783
Total liabilities	898,163,643	833,605,064

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 14,569,509 shares in 2018 and 14,535,577 shares in 2017	29,139,018	29,071,154
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,089,184 shares in 2018 and 2,089,374 shares in 2017	4,178,368	4,178,748
Additional paid-in capital	38,476,728	38,125,042
Accumulated other comprehensive income, net of taxes	(1,448)	603,170
Retained earnings	98,279,383	77,520,951
Treasury stock at cost - 397,022 Class A shares in 2018 and 537,203 Class A shares in 2017	(486,245)	(931,075)

Total stockholders' equity	169,585,804	148,567,990

Total Liabilities and Stockholders' Equity	$1,067,749,447	$982,173,054

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues:
Insurance premiums and other considerations	$19,190,831	$17,498,500	$38,001,189	$34,855,624
Net investment income	9,741,965	8,322,307	19,816,396	17,338,683
Net mortuary and cemetery sales	3,551,109	3,280,375	6,783,838	6,639,348
Gains on investments and other assets	2,328,229	887,402	24,349,168	1,032,732
Other than temporary impairments on investments	-	(266,227)	-	(318,366)
Mortgage fee income	31,709,080	41,514,401	57,169,240	80,489,161
Other	2,343,912	2,075,836	4,821,404	4,104,709
Total revenues	68,865,126	73,312,594	150,941,235	144,141,891

Benefits and expenses:
Death benefits	9,355,157	8,547,019	18,963,255	17,341,617
Surrenders and other policy benefits	695,906	680,117	1,506,034	1,537,648
Increase in future policy benefits	6,149,027	5,366,096	11,733,963	10,934,138
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,110,782	1,768,769	5,220,715	4,032,808
Selling, general and administrative expenses:
Commissions	14,459,722	18,522,758	25,742,123	34,877,806
Personnel	16,905,714	18,105,954	33,472,402	36,695,641
Advertising	1,194,086	1,485,604	2,223,677	2,796,278
Rent and rent related	1,929,133	2,212,037	3,892,483	4,436,033
Depreciation on property and equipment	491,626	581,026	968,657	1,206,838
Costs related to funding mortgage loans	2,045,659	2,286,107	3,414,940	4,505,756
Other	7,135,844	7,845,307	13,946,168	15,191,800
Interest expense	1,679,841	1,385,354	3,441,518	2,639,393
Cost of goods and services sold-mortuaries and cemeteries	550,398	532,147	1,065,888	1,054,066
Total benefits and expenses	64,702,895	69,318,295	125,591,823	137,249,822

Earnings before income taxes	4,162,231	3,994,299	25,349,412	6,892,069
Income tax expense	(924,014)	(1,508,435)	(5,185,272)	(2,546,205)

Net earnings	$3,238,217	$2,485,864	$20,164,140	$4,345,864

Net earnings per Class A Equivalent common share (1)	$0.20	$0.16	$1.24	$0.27

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.20	$0.15	$1.23	$0.27

Weighted-average Class A equivalent common share outstanding (1)	16,252,998	15,931,031	16,209,987	15,879,461

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	16,487,068	16,278,148	16,417,351	16,241,068

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net earnings	$3,238,217	$2,485,864	$20,164,140	$4,345,864
Other comprehensive income:
Unrealized gains (losses) on equity securities	-	(67,708)	-	(37,838)
Unrealized gains on derivative instruments	-	1,021	-	2,616
Foreign currency translation adjustments	(1,929)	-	(1,929)	-
Other comprehensive income, before income tax	(1,929)	(66,687)	(1,929)	(35,222)
Income tax expense	481	22,786	481	12,613
Other comprehensive income, net of income tax	(1,448)	(43,901)	(1,448)	(22,609)
Comprehensive income	$3,236,769	$2,441,963	$20,162,692	$4,323,255

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2016	$27,638,012	$3,804,458	$34,813,246	$264,822	$67,409,204	$(1,370,611)	$132,559,131

Net earnings	-	-	-	-	4,345,864	-	4,345,864
Other comprehensive income	-	-	-	(22,609)	-	-	(22,609)
Grant of stock options	-	-	203,312	-	-	-	203,312
Exercise of stock options	2	206,804	(206,806)	-	-	-	-
Sale of treasury stock	-	-	373,385	-	-	351,157	724,542
Purchase of treasury stock	-	-	-	-	-	(185,470)	(185,470)
Stock dividends	930	4	2,350	-	(3,284)	-	-
Conversion Class C to Class A	1,214	(1,214)	-	-	-	-	-
Balance at June 30, 2017	$27,640,158	$4,010,052	$35,185,487	$242,213	$71,751,784	$(1,204,924)	$137,624,770

Balance at December 31, 2017	$29,071,154	$4,178,748	$38,125,042	$603,170	$77,520,951	$(931,075)	$148,567,990

Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)	-	-	-	(603,170)	603,170	-	-
Net earnings	-	-	-	-	20,164,140	-	20,164,140
Other comprehensive loss	-	-	-	(1,448)		-	(1,448)
Grant of stock options	-	-	116,140	-	-	-	116,140
Exercise of stock options	63,968	-	(22,115)	-	-	-	41,853
Sale of treasury stock	-	-	252,299	-	-	444,830	697,129
Stock dividends	3,520	(4)	5,362	-	(8,878)	-	-
Conversion Class C to Class A	376	(376)
Balance at June 30, 2018	$29,139,018	$4,178,368	$38,476,728	$(1,448)	$98,279,383	$(486,245)	$169,585,804

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(27,786,532)	$20,042,049

Cash flows from investing activities:
Purchases of fixed maturity securities	(11,414,568)	(14,739,655)
Calls and maturities of fixed maturity securities	10,740,357	5,780,429
Purchases of equity securities	(2,124,482)	(4,662,660)
Sales of equity securities	1,852,049	8,728,231
Purchases of short-term investments	-	(10,545,721)
Sales of short-term investments	-	14,657,281
Net changes in restricted assets	165,631	(172,770)
Net changes in perpetual care trusts	1,670,976	(162,966)
Mortgage loans, other investments and policy loans made	(251,952,076)	(225,709,097)
Payments received for mortgage loans, other investments and policy loans	266,703,802	243,249,202
Purchase of property and equipment	(662,579)	(396,225)
Sale of property and equipment	2,011,700	9,973
Purchase of real estate	(21,152,074)	(9,792,553)
Sale of real estate	59,629,788	6,955,785
Cash paid for purchase of subsidiaries, net of cash acquired	(3,405,783)	-
Net cash provided by investing activities	52,062,741	13,199,254

Cash flows from financing activities:
Investment contract receipts	5,727,714	6,619,919
Investment contract withdrawals	(7,755,515)	(8,281,872)
Proceeds from stock options exercised	41,853	-
Purchase of treasury stock	-	(185,470)
Repayment of bank loans	(27,614,318)	(1,450,283)
Proceeds from borrowing on bank loans	11,049,325	13,785,915
Net change in warehouse line borrowings	21,633,787	(891,035)
Net change in line of credit borrowings	46,250,000	-
Net cash provided by financing activities	49,332,846	9,597,174

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	73,609,055	42,838,477

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	54,501,923	46,942,293

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$128,110,978	$89,780,770

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$3,401,874	$2,617,241
Income taxes (net of refunds)	147,327	(804,859)

Non Cash Operating, Investing and Financing Activities:
Receivable for maturities of fixed maturity securities	$10,000,000	$-
Benefit plans funded with treasury stock	697,129	724,542
Accrued real estate construction costs and retainage	681,167	3,013,225
Mortgage loans foreclosed into real estate	565,341	1,345,213
Transfer of loans held for sale to mortgage loans held for investment	139,464	5,032,147

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Six Months Ended June 30
	2018	2017
Cash and cash equivalents	$118,705,581	$82,258,418
Restricted assets	7,886,262	6,681,375
Cemetery perpetual care trust investments	1,519,135	840,977

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$128,110,978	$89,780,770

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)
1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The presentation of certain amounts in the prior year have been reclassified to conform to the 2018 presentation.

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
June 30, 2018 (Unaudited)

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
June 30, 2018 (Unaudited)

2) Recent Accounting Pronouncements (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments

The Company's investments as of June 30, 2018 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$44,290,515	$161,391	$(1,053,070)	$43,398,836
Obligations of states and political subdivisions	6,715,254	56,035	(154,442)	6,616,847
Corporate securities including public utilities	154,368,566	8,196,301	(2,033,410)	160,531,457
Mortgage-backed securities	12,411,842	199,574	(295,001)	12,316,415
Redeemable preferred stock	623,635	36,767	(299)	660,103
Total fixed maturity securities held to maturity	$218,409,812	$8,650,068	$(3,536,222)	$223,523,658

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,267,290	$557,705	$(746,228)	$6,078,767

Total equity securities at estimated fair value	$6,267,290	$557,705	$(746,228)	$6,078,767

Mortgage loans held for investment at amortized cost:
Residential	$87,960,136
Residential construction	63,461,371
Commercial	44,682,145
Less: Unamortized deferred loan fees, net	(1,471,151)
Less: Allowance for loan losses	(1,563,664)
Total mortgage loans held for investment	$193,068,837

Real estate held for investment net of accumulated depreciation:
Residential	$31,111,447
Commercial	93,467,392
Total real estate held for investment	$124,578,839

Policy loans and other investments at amortized cost:
Policy loans	$6,310,614
Insurance assignments	32,705,857
Federal Home Loan Bank stock	2,508,700
Other investments	4,280,651
Less: Allowance for doubtful accounts	(1,011,924)

Total policy loans and other investments	$44,793,898

Accrued investment income	$3,968,447

Total investments	$590,898,600

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities held to maturity, which are carried at amortized cost, at June 30, 2018 and December 31, 2017. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2018
U.S. Treasury securities and obligations of U.S. Government Agencies	$980,567	$39,678,285	$72,503	$2,310,384	$1,053,070	$41,988,669
Obligations of states and political subdivisions	27,244	2,178,208	127,198	2,676,232	154,442	4,854,440
Corporate securities	1,474,703	52,689,981	558,707	9,403,585	2,033,410	62,093,566
Mortgage and other asset-backed securities	91,703	2,719,836	203,298	2,025,315	295,001	4,745,151
Redeemable preferred stock	299	11,612	-	-	299	11,612
Total unrealized losses	$2,574,516	$97,277,922	$961,706	$16,415,516	$3,536,222	$113,693,438

At December 31, 2017
U.S. Treasury securities and obligations of U.S. Government Agencies	$532,010	$51,606,699	$47,413	$643,380	$579,423	$52,250,079
Obligations of states and political subdivisions	296	214,882	70,717	2,225,021	71,013	2,439,903
Corporate securities	167,786	11,551,865	839,718	13,193,258	1,007,504	24,745,123
Mortgage and other asset-backed securities	56,756	2,516,660	105,375	1,676,494	162,131	4,193,154
Redeemable preferred stock	191	11,421	-	-	191	11,421
Total unrealized losses	$757,039	$65,901,527	$1,063,223	$17,738,153	$1,820,262	$83,639,680

There were 316 securities with fair value of 97.0% of amortized cost at June 30, 2018. There were 141 securities with fair value of 97.9% of amortized cost at December 31, 2017. During the three months ended June 30, 2018 and 2017, an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $-0- and $266,227, respectively, and for the six months ended June 30, 2018 and 2017, an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $-0- and $318,366, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities held to maturity, at June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 1 year	$4,672,982	$4,780,152
Due in 2-5 years	66,946,075	66,997,789
Due in 5-10 years	56,121,102	56,597,254
Due in more than 10 years	77,634,176	82,171,945
Mortgage-backed securities	12,411,842	12,316,415
Redeemable preferred stock	623,635	660,103
Total held to maturity	$218,409,812	$223,523,658

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB"). The Company currently has deposited a total of $50,000,000, par value, of United States Treasury fixed maturity securities with FHLB. These securities generate interest income for the Company and are available to use as collateral on any cash borrowings from the FHLB. As of June 30, 2018, the Company owed $45,000,000 to the FHLB. This amount owed was paid in July 2018.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

The Company's net gains from investments and other assets, including net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018		2017
Fixed maturity securities held to maturity:
Gross realized gains	$259,503	$50,987	$287,635		$53,422
Gross realized losses	(260,702)	(35,066)	(569,633)		(35,066)
Other than temporary impairments	-	(266,227)	-		(318,366)

Equity securities:
Gross realized gains	-	45,474	-		106,452
Gross realized losses	-	(53,881)	-		(58,437)
Gains and (losses) during 2018 on securities sold in 2018	(39,797)	-	(25,146)		-
Unrealized gains and (losses) on securities held at the end of the period	158,993	-	(213,048)		-

Other assets:
Gross realized gains	2,294,404	1,325,424	25,246,127	(1)	1,781,698
Gross realized losses	(84,172)	(445,536)	(376,767)		(815,337)
Total	$2,328,229	$621,175	$24,349,168		$714,366

(1) Includes a one-time gain of $22,252,000 from the sale of Dry Creek at East Village apartments.

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount of held to maturity securities sold was $2,432,180 and $255,509 for the six months ended June 30, 2018 and 2017, respectively.  The net realized loss related to these sales was $314,643 for the six months ended June 30, 2018 and the net realized gain related to these sales was $39,374 for the six months ended June 30, 2017. Although the intent is to buy and hold a fixed maturity security to maturity, the Company will sell a security prior to maturity if conditions have changed within the entity that issued the security to increase the risk of default to an unacceptable level.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

Major categories of net investment income are as follows:
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Fixed maturity securities held to maturity	$2,510,842	$2,508,454	$5,040,682	$4,933,259
Equity securities	53,620	59,066	111,912	113,852
Mortgage loans held for investment	4,872,441	2,410,234	9,776,361	5,810,030
Real estate held for investment	1,623,044	2,834,022	4,299,858	5,722,084
Policy loans	108,630	153,552	211,496	270,397
Insurance assignments	3,511,749	3,100,721	7,372,687	6,382,333
Other investments	75,871	12,448	129,544	19,990
Cash and cash equivalents	239,661	155,073	377,029	256,943
Gross investment income	12,995,858	11,233,570	27,319,569	23,508,888
Investment expenses	(3,253,893)	(2,911,263)	(7,503,173)	(6,170,205)
Net investment income	$9,741,965	$8,322,307	$19,816,396	$17,338,683
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $95,256 and $124,983 for the three months ended June 30, 2018 and 2017, respectively, and $206,059 and $240,485 for the six months ended June 30, 2018 and 2017, respectively.
Net investment income on real estate consists primarily of rental revenue.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit with regulatory authorities as required by law amounted to $9,228,146 at June 30, 2018 and $9,264,977 at December 31, 2017. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on equity securities) at June 30, 2018, other than investments issued or guaranteed by the United States Government.
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
The Company currently owns and operates 12 commercial properties in 7 states. These properties include industrial warehouses, office buildings, retail centers, undeveloped land, and the redevelopment and expansion of its corporate campus ("Center53") in Salt Lake City, Utah. The Company uses Bank debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $85,560,000 and $64,704,000 as of June 30, 2018 and December 31, 2017, respectively. The associated bank loan carrying values totaled approximately $51,842,000 and $40,994,000 as of June 30, 2018 and December 31, 2017, respectively.
The following is a summary of the Company's commercial real estate held for investment for the periods presented:

	Net Ending Balance				Total Square Footage
	June 30		December 31		June 30	December 31
	2018		2017		2018	2017
Arizona	$4,000	(1)	$4,000	(1)	-	-
Arkansas	-		96,169		-	3,200
Kansas	7,225,273		7,200,000		222,679	222,679
Louisiana	480,445		493,197		7,063	7,063
Mississippi	3,678,509		3,725,039		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	335,000	(1)	335,000	(1)	-	23,470
Utah	81,737,165	(2)	61,108,384	(2)	502,129	433,244

	$93,467,392		$72,968,789		765,692	723,477

(1) Undeveloped land

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
As of June 30, 2018, SNRE manages 101 residential properties in 8 states across the United States.
The net ending balance of residential real estate that serves as collateral for a bank borrowing was approximately    $-0- and $34,431,000, as of June 30, 2018 and December 31, 2017, respectively. The associated bank loan carrying value was approximately $-0- and $26,773,000 as of June 30, 2018 and December 31, 2017, respectively. This real estate relates to the Company's Dry Creek at East Village apartment complex sold in March 2018.
The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $30,590,000 and $33,372,000 as of June 30, 2018 and December 31, 2017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

The following is a summary of the Company's residential real estate held for investment for the periods presented:

	Net Ending Balance
	June	December 31
	2018	2017
Arizona	$-	$217,105
California	4,955,551	5,463,878
Florida	6,792,934	7,000,684
Hawaii	712,286	712,286
Ohio	10,000	10,000
Oklahoma	-	17,500
Texas	553,550	509,011
Utah	17,460,770	54,113,272
Virginia	150,175	-
Washington	476,181	286,181
	$31,111,447	$68,329,917

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or approximately 10% of the overall commercial real estate holdings.

As of June 30, 2018, real estate owned and occupied by the Company is summarized as follows:

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

(1) This asset is included in property and equipment on the condensed consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from six months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2018, the Company had 48%, 13%, 13%, 8%, 6%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada, Arizona, and Tennessee, respectively.

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
June 30, 2018 (Unaudited)

3) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2018
Allowance for credit losses:
Beginning balance - January 1, 2018	$187,129	$1,546,447	$35,220	$1,768,796
Charge-offs	-	(5,725)	-	(5,725)
Provision	-	(199,407)	-	(199,407)
Ending balance - June 30, 2018	$187,129	$1,341,315	$35,220	$1,563,664

Ending balance: individually evaluated for impairment	$-	$240,152	$-	$240,152

Ending balance: collectively evaluated for impairment	$187,129	$1,101,163	$35,220	$1,323,512

Mortgage loans:
Ending balance	$44,682,145	$87,960,136	$63,461,371	$196,103,652

Ending balance: individually evaluated for impairment	$-	$4,475,326	$1,122,279	$5,597,605

Ending balance: collectively evaluated for impairment	$44,682,145	$83,484,810	$62,339,092	$190,506,047

December 31, 2017
Allowance for credit losses:
Beginning balance - January 1, 2017	$187,129	$1,461,540	$100,114	$1,748,783
Charge-offs	-	(351,357)	(64,894)	(416,251)
Provision	-	436,264	-	436,264
Ending balance - December 31, 2017	$187,129	$1,546,447	$35,220	$1,768,796

Ending balance: individually evaluated for impairment	$-	$237,560	$-	$237,560

Ending balance: collectively evaluated for impairment	$187,129	$1,308,887	$35,220	$1,531,236

Mortgage loans:
Ending balance	$54,954,865	$102,527,111	$50,157,533	$207,639,509

Ending balance: individually evaluated for impairment	$-	$4,923,552	$461,834	$5,385,386

Ending balance: collectively evaluated for impairment	$54,954,865	$97,603,559	$49,695,699	$202,254,123

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

Age Analysis of Mortgage Loans Held for Investment

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
June 30, 2018
Commercial	$1,062,767	$836,970	$-	$-	$1,899,737	$42,782,408	$44,682,145	$(187,129)	$(42,566)	$44,452,450
Residential	6,994,194	652,173	2,080,525	2,394,801	12,121,693	75,838,443	87,960,136	(1,341,315)	(885,680)	85,733,141
Residential Construction	-	-	1,122,279	-	1,122,279	62,339,092	63,461,371	(35,220)	(542,905)	62,883,246

Total	$8,056,961	$1,489,143	$3,202,804	$2,394,801	$15,143,709	$180,959,943	$196,103,652	$(1,563,664)	$(1,471,151)	$193,068,837

December 31, 2017
Commercial	$1,943,495	$-	$-	$-	$1,943,495	$53,011,370	$54,954,865	$(187,129)	$(67,411)	$54,700,325
Residential	6,613,479	495,347	3,591,333	1,332,219	12,032,378	90,494,733	102,527,111	(1,546,447)	(1,164,130)	99,816,534
Residential Construction	-	-	461,834	-	461,834	49,695,699	50,157,533	(35,220)	(428,287)	49,694,026

Total	$8,556,974	$495,347	$4,053,167	$1,332,219	$14,437,707	$193,201,802	$207,639,509	$(1,768,796)	$(1,659,828)	$204,210,885

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2018
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,536,912	2,536,912	-	3,212,156	-
Residential construction	1,122,279	1,122,279	-	561,139	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,938,414	1,938,414	240,152	1,706,989	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	4,475,326	4,475,326	240,152	4,919,145	-
Residential construction	1,122,279	1,122,279	-	561,139	-

December 31, 2017
With no related allowance recorded:
Commercial	$-	$-	$-	$365,220	$-
Residential	3,322,552	3,322,552	-	3,290,094	-
Residential construction	461,834	461,834	-	277,232	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,601,000	1,601,000	237,560	1,350,115	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$365,220	$-
Residential	4,923,552	4,923,552	237,560	4,640,209	-
Residential construction	461,834	461,834	-	277,232	-

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

3) Investments (Continued)

The Company's performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Performing	$44,682,145	$54,954,865	$83,484,810	$97,603,559	$62,339,092	$49,695,699	$190,506,047	$202,254,123
Non-performing	-	-	4,475,326	4,923,552	1,122,279	461,834	5,597,605	5,385,386

Total	$44,682,145	$54,954,865	$87,960,136	$102,527,111	$63,461,371	$50,157,533	$196,103,652	$207,639,509

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $180,000 and $204,000 as of June 30, 2018 and December 31, 2017, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-Accrual Status

	As of June 30 2018	As of December 31 2017
Residential	$4,475,326	$4,923,552
Residential construction	1,122,279	461,834
Total	$5,597,605	$5,385,386

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. None of these loans are 90 or more days past due nor on nonaccrual status as of June 30, 2018. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

As of June 30, 2018

Aggregate fair value	$170,538,537
Unpaid principal balance	165,180,172
Unrealized gain	5,358,365

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2018		2017	2018		2017
Loan fees	$7,843,728		$8,758,784	$13,589,036		$18,063,709
Interest income	1,588,550		1,848,092	2,705,004		3,582,619
Secondary gains	21,765,939		32,446,222	36,318,341		58,640,572
Change in fair value of loan commitments	2,169		(1,011,879)	443,127		1,155,714
Change in fair value of loans held for sale	810,755	(1)	-	4,766,844	(1)	-
Provision for loan loss reserve	(302,061)		(526,818)	(653,112)		(953,453)
Mortgage fee income	$31,709,080		$41,514,401	$57,169,240		$80,489,161

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

4)            Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30 2018	As of December 31 2017
Balance, beginning of period	$2,571,524	$627,733
Provision on current loan originations (1)	653,112	1,851,187
Charge-offs, net of recaptured amounts	(44,382)	92,604
Balance, end of period	$3,180,254	$2,571,524

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

5)            Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $58,053 and $101,316 has been recognized for these plans for the three months ended June 30, 2018 and 2017, respectively, and $116,140 and $203,312 has been recognized for these plans for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the total unrecognized compensation expense related to the options issued was $97,605, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock compensation plans as of June 30, 2018, and the changes during the six months ended June 30, 2018, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2017	880,426	$4.35	523,603	$5.24
Granted	-		-
Exercised	(31,984)		-
Cancelled	(5,704)		-
Outstanding at June 30, 2018	842,738	$4.48	523,603	$5.24

As of June 30, 2018:
Options exercisable	777,373	$4.42	486,853	$5.27

As of June 30, 2018:
Available options for future grant	421,241		165,638

Weighted average contractual term of options outstanding at June 30, 2018	6.30 years		2.94 years

Weighted average contractual term of options exercisable at June 30, 2018	6.29 years		2.45 years

Aggregated intrinsic value of options outstanding at June 30, 2018 (1)	$873,372		$267,943

Aggregated intrinsic value of options exercisable at June 30, 2018 (1)	$862,976		$253,243

(1) The Company used a stock price of $5.20 as of June 30, 2018 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

5)            Stock Compensation Plans (Continued)

A summary of the status of the Company's stock compensation plans as of June 30, 2017, and the changes during the six months ended June 30, 2017, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	741,973	$4.33	556,298	$4.61
Granted	-		-
Exercised	-		(103,402)
Cancelled	-		(24,227)
Outstanding at June 30, 2017	741,973	$4.33	428,669	$5.59

As of June 30, 2017:
Options exercisable	671,816	$4.08	386,669	$5.40

As of June 30, 2017:
Available options for future grant	525,682		227,750

Weighted average contractual term of options outstanding at June 30, 2017	6.87 years		2.88 years

Weighted average contractual term of options exercisable at June 30, 2017	6.61 years		2.71 years

Aggregated intrinsic value of options outstanding at June 30, 2017 (1)	$1,564,592		$449,896

Aggregated intrinsic value of options exercisable at June 30, 2017 (1)	$1,564,592		$449,896

(1) The Company used a stock price of $6.37 as of June 30, 2017 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months June 30, 2018 and 2017 was $111,157 and $578,017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

6) Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Numerator:
Net earnings	$3,238,217	$2,485,864	$20,164,140	$4,345,864
Denominator:
Basic weighted-average shares outstanding	16,252,998	15,931,031	16,209,987	15,879,461
Effect of dilutive securities:
Employee stock options	234,070	347,117	207,364	361,607

Diluted weighted-average shares outstanding	16,487,068	16,278,148	16,417,351	16,241,068

Basic net earnings per share	$0.20	$0.16	$1.24	$0.27

Diluted net earnings per share	$0.20	$0.15	$1.23	$0.27

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the six months June 30, 2018 and 2017, there were 589,822 and 330,225 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
June 30, 2018
Revenues from external customers	$29,370,509	$5,281,005	$34,213,612	$-	$68,865,126
Intersegment revenues	987,994	107,021	132,282	(1,227,297)	-
Segment profit before income taxes	2,937,037	2,071,666	(846,472)	-	4,162,231
		-
For the Three Months Ended
June 30, 2017
Revenues from external customers	$25,870,031	$3,308,665	$44,133,898	$-	$73,312,594
Intersegment revenues	1,588,782	105,004	86,414	(1,780,200)	-
Segment profit before income taxes	2,799,274	325,203	869,822	-	3,994,299

For the Six Months Ended
June 30, 2018
Revenues from external customers	$80,236,374	$9,051,414	$61,653,447	$-	$150,941,235
Intersegment revenues	1,807,286	216,038	265,879	(2,289,203)	-
Segment profit before income taxes	26,648,846	2,932,429	(4,231,863)	-	25,349,412

Identifiable Assets	919,115,726	95,779,077	185,865,711	(135,776,637)	1,064,983,877
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	921,881,296	95,779,077	185,865,711	(135,776,637)	1,067,749,447

For the Six Months Ended
June 30, 2017
Revenues from external customers	$52,034,068	$6,908,226	$85,199,597	$-	$144,141,891
Intersegment revenues	3,050,106	206,255	182,184	(3,438,545)	-
Segment profit before income taxes	4,282,754	1,084,114	1,525,201	-	6,892,069

Identifiable Assets	839,619,710	95,058,739	170,463,229	(131,393,058)	973,748,620
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	842,385,280	95,058,739	170,463,229	(131,393,058)	976,514,190

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to significant financial instruments.

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
June 30, 2018 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

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
June 30, 2018 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2018.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,078,767	$6,078,767	$-	$-
Total equity securities	$6,078,767	$6,078,767	$-	$-

Loans held for sale	$170,538,537	$-	$-	$170,538,537
Restricted assets (1)	809,002	809,002	-	-
Cemetery perpetual care trust investments (1)	683,233	683,233	-	-
Derivatives - loan commitments (2)	2,935,344	-	-	2,935,344

Total assets accounted for at fair value on a recurring basis	$181,044,883	$7,571,002	$-	$173,473,881

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	$(28,325)	$(28,325)	$-	$-
Derivatives - put options (3)	(57,591)	(57,591)	-	-
Derivatives - loan commitments (3)	(495,628)	-	-	(495,628)

Total liabilities accounted for at fair value on a recurring basis	$(581,544)	$(85,916)	$-	$(495,628)

(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Loans Held for Sale
Balance - December 31, 2017	$1,996,589	$133,414,188
Originations		1,095,373,146
Sales		(1,097,388,896)
Transfer to mortgage loans held for investment		(139,464)
Total gains (losses):
Included in earnings (1)	443,127	39,279,563

Balance - June 30, 2018	$2,439,716	$170,538,537

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at June 30, 2018.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,698,262	$-	$-	$1,698,262
Impaired real estate held for investment	999,465	-	-	999,465
Mortgage servicing rights additions	1,364,733	-	-	1,364,733
Total assets accounted for at fair value on a nonrecurring basis	$4,062,460	$-	$-	$4,062,460

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
June 30, 2018 (Unaudited)

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
June 30, 2018 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2018 and December 31, 2017.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2018:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$218,409,812	$-	$192,836,479	$30,687,179	$223,523,658
Mortgage loans held for investment:
Residential	85,733,141	-	-	90,610,146	90,610,146
Residential construction	62,883,246	-	-	62,883,246	62,883,246
Commercial	44,452,450	-	-	45,438,216	45,438,216
Mortgage loans held for investment, net	$193,068,837	$-	$-	$198,931,608	$198,931,608
Policy loans	6,310,614	-	-	6,310,614	6,310,614
Insurance assignments, net (1)	31,693,933	-	-	31,693,933	31,693,933
Restricted assets (2)	1,159,629	-	1,169,967	-	1,169,967
Restricted assets (3)	1,500,000	-	-	1,500,000	1,500,000
Cemetery perpetual care trust investments (2)	963,646	-	961,655	-	961,655
Mortgage servicing rights, net	21,117,937	-	-	31,037,960	31,037,960

Liabilities
Bank and other loans payable	$(208,777,621)	$-	$-	$(208,777,621)	$(208,777,621)
Policyholder account balances (4)	(46,914,113)	-	-	(34,441,613)	(34,441,613)
Future policy benefits - annuities (4)	(98,787,048)	-	-	(96,759,178)	(96,759,178)

(1) Included in other investments and policy loans on the condensed consolidated balance sheet.
(2) Fixed maturity securities held to maturity
(3) Participation in mortgage loans held for investment (residential construction)
(4) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheet.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$228,397,623	$-	$208,672,036	$32,826,373	$241,498,409
Mortgage loans held for investment:
Residential	99,816,535	-	-	106,050,169	106,050,169
Residential construction	49,694,025	-	-	49,694,025	49,694,025
Commercial	54,700,325	-	-	56,473,156	56,473,156
Mortgage loans held for investment, net	$204,210,885	$-	$-	$212,217,350	$212,217,350
Policy loans	6,531,352	-	-	6,531,352	6,531,352
Insurance assignments, net (1)	35,455,098	-	-	35,455,098	35,455,098
Restricted assets (2)	1,130,088	-	1,152,324	-	1,152,324
Restricted assets (3)	1,701,811	-	-	1,796,910	1,796,910
Cemetery perpetual care trust investments (2)	943,211	-	953,404	-	953,404
Cemetery perpetual care trust investments (3)	4,128	-	-	4,411	4,411
Mortgage servicing rights, net	21,376,937	-	-	27,427,174	27,427,174

Liabilities
Bank and other loans payable	$(157,450,925)	$-	$-	$(157,450,925)	$(157,450,925)
Policyholder account balances (4)	(47,867,037)	-	-	(34,557,111)	(34,557,111)
Future policy benefits - annuities (4)	(99,474,392)	-	-	(98,827,107)	(98,827,107)

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
June 30, 2018 (Unaudited)

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
June 30, 2018 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

10)          Derivative Instruments (Continued)

The following table shows the notional amount and fair value of derivatives as of June 30, 2018 and December 31, 2017.

	Fair Values and Notional Values of Derivative Instruments
		June 30, 2018			December 31, 2017
Balance Sheet Location		Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$172,439,140	$2,935,344	$495,628	$105,679,107	$2,032,782	$36,193
Call options	Other liabilities	2,900,750	--	28,325	1,488,550	--	64,689
Put options	Other liabilities	4,524,200	--	57,591	2,265,900	--	20,568
Total		$179,864,090	$2,935,344	$581,544	$109,433,557	$2,032,782	$121,450

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain		Net Amount Gain
		Three Months Ended June 30		Six Months Ended June 30
Derivative	Classification	2018	2017	2018	2017
Loan commitments	Mortgage fee income	$2,169	$(1,011,879)	$443,127	$1,155,714

Call and put options	Gains on investments and other assets	$151,130	$54,266	$230,301	$188,828

11) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2018 and December 31, 2017, the balances were $3,180,000 and $2,572,000, respectively.

Mortgage Loan Loss Litigation

Lehman Brothers Holdings Litigation – Delaware and New York

In January 2014, Lehman Brothers Holdings, Inc. ("Lehman Holdings") entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims that Fannie Mae had asserted against Lehman Holdings, which were based on alleged breaches of certain representations and warranties by Lehman Holdings in the mortgage loans it had sold to Fannie Mae.  Lehman Holdings had acquired these loans from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, which in turn purchased the loans from certain residential mortgage loan originators, including SecurityNational Mortgage. A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014.

Lehman Holdings filed a motion in May 2014 with the U.S. Bankruptcy Court of the Southern District of New York to require the mortgage loan originators, including SecurityNational Mortgage, to engage in non-binding mediations of the alleged indemnification claims against the mortgage loan originators relative to the Fannie Mae and Freddie Mac settlements with Lehman Holdings.  The mediation was not successful in resolving any issues between SecurityNational Mortgage and Lehman Holdings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

On December 27, 2016, pursuant to the Case Management Order, Lehman Holdings filed a Second Amended Complaint against SecurityNational Mortgage, which eliminates the declaratory judgment claim but retains a similar claim for damages as in the Complaint.  The case is presently in a motion period. Many of the defendants, including SecurityNational Mortgage, filed a joint motion in the case asserting that the Bankruptcy Court does not have subject matter jurisdiction concerning the matter and that venue is improper. Lehman Holdings' response memorandum was filed on May 31, 2017 and a reply memorandum of the defendants filing the motion was filed on July 14, 2017.  A hearing on the motion was held on June 12, 2018. The Court took the motion under advisement and has not yet ruled on it. No Answer to the Second Amended Complaint is required to be filed by SecurityNational Mortgage pending further order of the Court.  SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend its position.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of June 30, 2018, the Company's commitments were approximately $94,866,000 for these loans, of which $64,961,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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
June 30, 2018 (Unaudited)

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

The following is a summary of the MSR activity for the periods presented.

	As of June 30 2018	As of December 31 2017
Amortized cost:
Balance before valuation allowance at beginning of year	$21,376,937	$18,872,362
MSR additions resulting from loan sales	1,364,733	6,085,352
Amortization (1)	(1,623,733)	(3,580,777)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$21,117,937	$21,376,937

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$21,117,937	$21,376,937

Estimated fair value of MSRs at end of period	$31,037,960	$27,427,174

(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

12)          Mortgage Servicing Rights (Continued)

The following table summarizes the Company's estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2018	4,008,666
2019	4,008,666
2020	4,008,666
2021	4,008,522
2022	3,202,881
Thereafter	1,880,536
Total	$21,117,937

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Contractual servicing fees	$1,887,576	$1,674,721	$3,764,459	$3,510,594
Late fees	116,350	80,599	228,098	166,937
Total	$2,003,926	$1,755,320	$3,992,557	$3,677,531

The following is a summary of the unpaid principal balances ("UPB") of the servicing portfolio for the periods presented:

	As of June 30 2018	As of December 31 2017
Servicing UPB	$2,974,279,299	$2,924,868,843

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
June 30, 2018	4.09%	6.8	9.51
December 31, 2017	3.67%	6.34	10.01

13)          Income Taxes

The Company's overall effective tax rate for the three months ended June 30, 2018 and 2017 was 22.2% and 37.8%, respectively, which resulted in a provision for income taxes of $924,000 and $1,508,000, respectively. The Company's overall effective tax rate for the six months ended June 30, 2018 and 2017 was 20.5% and 36.9%, respectively, which resulted in a provision for income taxes of $5,185,000 and $2,546,000, respectively.  The Company's effective tax rates differ from the U.S. federal statutory rate of 21% in 2018 and 35% in 2017 largely due to its provision for state income taxes. The effective tax rate in the current period decreased when compared to the prior year period largely due to the Tax Cuts and Jobs Act reduction of the federal statutory rate from 35% to 21%.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

The following table disaggregates revenue for the Company's cemetery and mortuary contracts.

	Three Months Ended June 30	Six Months Ended June 30
	2018	2018
Major goods/service lines
At-need	$2,463,070	$5,200,695
Pre-need	1,088,039	1,583,143
	$3,551,109	$6,783,838

Timing of Revenue Recognition
Goods transferred at a point in time	$2,413,657	$4,486,138
Services transferred at a point in time	1,137,452	2,297,700
	$3,551,109	$6,783,838

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

14)          Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the three and six months ended June 30, 2018:

	Three Months Ended June 30	Six Months Ended June 30
	2018	2018
Net mortuary and cemetery sales	$3,551,109	$6,783,838
Gains on investments and other assets	1,676,165	2,085,253
Net investment income	36,129	99,601
Other revenues	17,602	82,722
Revenues from external customers	5,281,005	9,051,414

The opening and closing balances of the Company's receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset (2)	Contract Liability (2)
Opening (1/1/2018)	$2,742,765	$856,479	$13,729,547
Closing (6/30/2018)	2,909,679	678,148	13,015,719
Increase/(decrease)	166,914	(178,331)	(713,828)

(1) Included in Receivables, net on the condensed consolidated balance sheets
(2) The contract asset and liability are netted together in Deferred pre-need cemetery and mortuary contract revenues on the condensed consolidated balance sheets.

The amount of revenue recognized for the three and six months ended June 30, 2018 that was included in the opening contract liability balance was $630,209 and $1,354,980.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the timing difference between the Company's performance and the customer's payment.

15)          Acquisitions

On June 1, 2018, the Company completed a stock purchase transaction with Beta Capital Corp. ("Beta Capital") and Ronald D. Maxson ("Maxson"), the sole owner of all the outstanding shares of common stock of Beta Capital, to purchase all of the outstanding shares of common stock of Beta Capital.  Beta Capital is engaged in the operation of a factoring business with the principal purpose of providing funding for funeral homes and mortuaries.

Under the terms of the transaction, as set forth in the Stock Purchase Agreement dated June 1, 2018, by and among the Company, Beta Capital and Maxson, the Company paid Maxson the purchase consideration at the closing of the transaction equal to the sum of (i) $890,000 in cash plus (ii) the accounts receivable value of $2,515,783, representing the total amount of the Company's outstanding receivables as of the closing date of June 1, 2018, for a total closing payment of $3,405,783. From the $3,405,783 closing payment, a holdback amount equal to $175,000 was deposited into an interest bearing escrow account to be held for a period of eighteen months from the closing date to pay off any uncollected accounts receivable and other liabilities of Beta Capital as of the closing date.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018 (Unaudited)

15)          Acquisitions (Continued)

The estimated fair values of the assets acquired the date of acquisition were as follows:

Other investments - insurance assignments	$2,515,783
Other - intangible asset	890,000
Total assets acquired	3,405,783
Fair value of net assets acquired/consideration paid	$3,405,783

The Company determined that the estimated fair value of the customer list intangible asset acquired was equal to the consideration paid less the insurance assignments value.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on an improving housing market by originating mortgage loans.

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

The following table shows the condensed financial results of the insurance operations for three and six months ended June 30, 2018 and 2017.  See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$19,192	$17,498	10%	$38,002	$34,855	9%
Net investment income	9,416	7,812	21%	19,199	15,403	25%
Gains on investments and other assets	460	282	63%	22,320	1,470	1418%
Other	304	278	9%	716	306	134%
Total	$29,372	$25,870	14%	$80,237	$52,034	54%
Intersegment revenue	$988	$1,589	(38%)	$1,807	$3,050	(41%)
Earnings before income taxes	$2,937	$2,799	5%	$26,649	$4,283	522%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company ("SecurityNational Mortgage"). Profitability in the three and six months ended June 30, 2018 has increased due to the realized of $22,252,000 gain on the sale of Dry Creek at East Village Apartments, increases in investment income and increases in insurance premiums. These increases were partially offset by increases in benefits and expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and six months ended June 30, 2018 and 2017. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,274	$1,182	8%	$2,665	$2,588	3%
Cemetery revenues	2,860	2,213	29%	4,811	4,344	11%
Gains on investments and other assets	1,236	(88)	(1505%)	1,645	16	10181%
Other	(89)	1	(9000%)	(70)	(40)	75%
Total	$5,281	$3,308	60%	$9,051	$6,908	31%
Earnings before income taxes	$2,071	$325	537%	$2,932	$1,084	170%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes and maintenance expenses. Memorial Estates has recorded depreciation on these properties of $155,000 and $163,000 for the three months ended June 30, 2018 and 2017, respectively, and $309,000 and $333,000 for the six months ended June 30, 2018 and 2017, respectively. Profitability in the three and six months ended June 30, 2018 has increased due to a realized gain on the sale of assets of Deseret Mortuary and an increase in cemetery revenues.

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

For the six months ended June 30, 2018 and 2017, SecurityNational Mortgage originated 5,183 loans ($1,072,863,000 total volume) and 6,551 loans ($1,271,565,000 total volume), respectively. For the six months ended June 30, 2018 and 2017, EverLEND Mortgage originated 80 loans ($22,510,000 total volume) and six loans ($1,202,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2018 and 2017.  See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$13,473	$11,688	15%	$25,335	$26,559	(5%)
Secondary gains from investors	20,740	32,446	(36%)	36,318	58,641	(38%)
Total	$34,213	$44,134	(22%)	$61,653	$85,200	(28%)
Earnings before income taxes	$(847)	$870	(197%)	$(4,232)	$1,525	(378%)

The decrease in earnings for the three and six months ended June 30, 2018 was due to a reduction in mortgage loan originations and refinancings, and subsequent sales into the secondary market.

Mortgage Loan Loss Settlements
Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of June 30, 2018 and December 31, 2017, the balances were $3,180,000 and $2,572,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three months ended June 30, 2018 Compared to Three months Ended June 30, 2017

Total revenues decreased by $4,448,000, or 6.1%, to $68,865,000 for the three months ended June 30, 2018, from $73,313,000 for the comparable period in 2017. Contributing to this decrease in total revenues was a $9,805,000 decrease in mortgage fee income. This decrease in total revenues was partially offset by a $1,692,000 increase in insurance premiums and other considerations, a $1,440,000 increase in gains on investments and other assets, a $1,420,000 increase in net investment income, a $271,000 increase in net mortuary and cemetery sales, a $268,000 increase in other revenues, and a $266,000 decrease in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $1,692,000, or 9.7%, to $19,191,000 for the three months ended June 30, 2018, from $17,499,000 for the comparable period in 2017. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $1,420,000, or 17.1%, to $9,742,000 for the three months ended June 30, 2018, from $8,322,000 for the comparable period in 2017. This increase was primarily attributable to a $2,462,000 increase in mortgage loan interest, a $411,000 increase in insurance assignment income, an $85,000 increase interest on cash and cash equivalents, and a $63,000 increase in income from other investments. This increase was partially offset by a $1,211,000 decrease in rental income from real estate held for investment, a $342,000 increase in investment expenses, and a $45,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $271,000, or 8.3%, to $3,551,000 for the three months ended June 30, 2018, from $3,280,000 for the comparable period in 2017. This increase was primarily due to a $195,000 increase in cemetery preneed sales and an $88,000 increase in mortuary at-need sales. This increase was partially offset by a $12,000 decrease in cemetery at-need sales.

Gains on investments and other assets increased by $1,441,000, or 162.4%, to $2,328,000 in gains for the three months ended June 30, 2018, from $887,000 in gains for the comparable period in 2017. This increase in gains on investments and other assets was primarily attributable to a gain of $1,603,000 realized on the sale of assets of Deseret Mortuary and a $127,000 increase in gains on equity securities mostly attributable to increases in the fair value of these securities. Due to the adoption of Accounting Standards Update ("ASU") 2016-01, these changes in fair value are now recognized in earnings instead of other comprehensive income. See the discussion of the adoption of this ASU in Note 2 of the notes to condensed consolidated financial statements. This increase was partially offset by a $272,000 decrease in gains on other assets and a $17,000 decrease in gains on fixed maturity securities.

Mortgage fee income decreased by $9,805,000, or 23.6%, to $31,709,000, for the three months ended June 30, 2018, from $41,514,000 for the comparable period in 2017.  This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a national shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings, which were primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations by SecurityNational Mortgage has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from SecurityNational Mortgage.

Other revenues increased by $268,000, or 12.9%, to $2,344,000 for the three months ended June 30, 2018, from $2,076,000 for the comparable period in 2017. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $64,703,000, or 94.0% of total revenues, for the three months ended June 30, 2018, as compared to $69,318,000, or 94.6% of total revenues, for the comparable period in 2017.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,607,000 or 11.0%, to $16,200,000 for the three months ended June 30, 2018, from $14,593,000 for the comparable period in 2017. This increase was primarily the result of a $808,000 increase in death benefits, a $783,000 increase in surrender and other policy benefits, and a $16,000 increase in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $342,000, or 19.3%, to $2,111,000 for the three months ended June 30, 2018, from $1,769,000 for the comparable period in 2017. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $6,877,000, or 13.5%, to $44,162,000 for the three months ended June 30, 2018, from $51,039,000 for the comparable period in 2017. This decrease was primarily the result of a $4,063,000 decrease in commissions due to the decline in mortgage loan originations, a $1,200,000 decrease in personnel expenses due to a reduction in mortgage loan originators, a $710,000 decrease in other expenses, a $292,000 decrease in advertising, a $283,000 decrease in rent and rent related expenses, a $240,000 decrease in costs related to funding mortgage loans, and a $89,000 decrease in depreciation on property and equipment.

Interest expense increased by $295,000, or 21.3%, to $1,680,000 for the three months ended June 30, 2018, from $1,385,000 for the comparable period in 2017. This increase was primarily due to an increase in interest expense on mortgage warehouse lines and interest expense on bank loans for real estate held for investment.

Six months ended June 30, 2018 Compared to Six months Ended June 30, 2017

Total revenues increased by $6,799,000, or 4.7%, to $150,941,000 for the six months ended June 30, 2018, from $144,142,000 for the comparable period in 2017. Contributing to this increase in total revenues was a $23,316,000 increase in gains on investments and other assets, a $3,146,000 increase in insurance premiums and other considerations, a $2,478,000 increase in net investment income, a $717,000 increase in other revenues, a $318,000 decrease in other than temporary impairments on investments, and a $144,000 increase in net mortuary and cemetery sales. This increase in total revenues was partially offset by a $23,320,000 decrease in mortgage fee income.

Insurance premiums and other considerations increased by $3,146,000, or 9.0%, to $38,001,000 for the six months ended June 30, 2018, from $34,855,000 for the comparable period in 2017. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $2,478,000, or 14.3%, to $19,816,000 for the six months ended June 30, 2018, from $17,338,000 for the comparable period in 2017. This increase was primarily attributable to a $3,966,000 increase in mortgage loan interest, a $990,000 increase in insurance assignment income, a $120,000 increase interest on cash and cash equivalents, a $110,000 increase in income from other investments, and a $107,000 increase in fixed maturity securities income. This increase was partially offset by a $1,422,000 decrease in rental income from real estate held for investment, a $1,332,000 increase in investment expenses, and a $59,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $144,000, or 2.2%, to $6,784,000 for the six months ended June 30, 2018, from $6,640,000 for the comparable period in 2017. This increase was primarily due to an increase of $88,000 in mortuary at-need sales and an increase of $87,000 in cemetery preneed sales. This increase was partially offset by a $31,000 decrease in cemetery at-need sales.

Gains on investments and other assets increased by $23,316,000, or 2,257.7%, to $24,349,000 in gains for the six months ended June 30, 2018, from $1,033,000 in gains for the comparable period in 2017. This increase in gains on investments and other assets was primarily attributable to a gain of $22,252,000 realized from the sale of Dry Creek at East Village Apartments, a gain of $1,603,000 realized on the sale of assets of Deseret Mortuary, and a $47,000 increase in gains on other assets due to the sale of various other residential real estate properties. This increase was partially offset by a $300,000 increase in losses on fixed maturity securities, and a $286,000 increase in losses on equity securities mostly attributable to decreases in the fair value of these securities. Due to the adoption of Accounting Standards Update ("ASU") 2016-01, these changes in fair value are now recognized in earnings instead of other comprehensive income. See the discussion of the adoption of this ASU in Note 2 of the notes to condensed consolidated financial statements.

Mortgage fee income decreased by $23,320,000, or 29.0%, to $57,169,000, for the six months ended June 30, 2018, from $80,489,000 for the comparable period in 2017.  This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a national shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings, which were primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations by SecurityNational Mortgage has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from SecurityNational Mortgage.

Other revenues increased by $717,000, or 17.5%, to $4,822,000 for the six months ended June 30, 2018, from $4,105,000 for the comparable period in 2017. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $125,592,000, or 83.2% of total revenues, for the six months ended June 30, 2018, as compared to $137,250,000, or 95.2% of total revenues, for the comparable period in 2017.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,390,000 or 8.0%, to $32,203,000 for the six months ended June 30, 2018, from $29,813,000 for the comparable period in 2017. This increase was primarily the result of a $1,622,000 increase in death benefits and a $800,000 increase in future policy benefits. This increase was partially offset by a $32,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,188,000, or 29.5%, to $5,221,000 for the six months ended June 30, 2018, from $4,033,000 for the comparable period in 2017. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $16,050,000, or 16.1%, to $83,660,000 for the six months ended June 30, 2018, from $99,710,000 for the comparable period in 2017. This decrease was primarily the result of a $9,136,000 decrease in commissions due to the decline in mortgage loan originations, a $3,223,000 decrease in personnel expenses due to a reduction in mortgage loan originators, a $1,246,000 decrease in other expenses, a $1,090,000 decrease in costs related to funding mortgage loans, a $573,000 decrease in advertising, a $544,000 decrease in rent and rent related expenses, and a $238,000 decrease in depreciation on property and equipment.

Interest expense increased by $802,000, or 30.4%, to $3,442,000 for the six months ended June 30, 2018, from $2,640,000 for the comparable period in 2017. This increase was primarily due to an increase in interest expense on mortgage warehouse lines and interest expense on bank loans for real estate held for investment.

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

During the six months ended June 30, 2018 and 2017, the Company's operations used cash of $27,787,000 and provided cash of $20,042,000, respectively. This decrease was due primarily to an increase in cash used to fund mortgage loans held for sale.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $217,786,000 and $227,774,000 as of June 30, 2018 and December 31, 2017, respectively. This represents 36.9% and 35.1% of the total investments as of June 30, 2018 and December 31, 2017, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2018, 4.5% (or $9,765,000) and at December 31, 2017, 5.4% (or $12,293,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which were considered non‑investment grade.

The Company has classified its fixed income securities as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2018 and December 31, 2017, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank and other loans payable was $378,856,000 as of June 30, 2018, as compared to $306,019,000 as of December 31, 2017. Stockholders' equity as a percent of total capitalization was 44.9% and 48.5% as of June 30, 2018 and December 31, 2017, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2017 was 10.6% as compared to a rate of 9.6% for 2016. The 2018 lapse rate to date has been approximately the same as 2017.

At June 30, 2018, the statutory capital and surplus of the Company's life insurance subsidiaries was $55,063,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2018, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Acquisition of Beta Capital Corp.

On June 1, 2018, the Company completed a stock purchase transaction with Beta Capital Corp. ("Beta Capital") and Ronald D. Maxson ("Maxson"), the sole owner of all the outstanding shares of common stock of Beta Capital, to purchase all of the outstanding shares of common stock of Beta Capital.  Beta Capital is engaged in the operation of a factoring business with the principal purpose of providing funding for funeral homes and mortuaries.  For the year ended December 31, 2017, Beta Capital had revenues of $1,208,000 with a net pre-tax income of $204,000.  As of December 31, 2017, the total assets of Beta Capital were $3,270,000 and total equity was $1,832,000.

Under the terms of the transaction, as set forth in the Stock Purchase Agreement dated June 1, 2018 (the "Purchase Agreement"), by and among the Company, Beta Capital and Maxson, the Company paid Maxson the purchase consideration at the closing of the transaction equal to the sum of (i) $890,000 in cash plus (ii)  the accounts receivable value of $2,515,783, representing the total amount of the Company's outstanding receivables as of the closing date of June 1, 2018, for a total closing payment of $3,405,783. From the $3,405,783 closing payment, a holdback amount equal to $175,000 was deposited into an interest bearing escrow account to be held for a period of eighteen months from the closing date to pay off any uncollected accounts receivable and other liabilities of Beta Capital as of the closing date.

In addition to the escrow amount, prior to closing Maxson estimated the amount of outstanding, accrued or unpaid liabilities and indebtedness owed by Beta Capital as of the closing date, including but not limited to salaries, commissions, employment taxes, and accounts payable (the "Trailing Liabilities") and left a cash balance in the Company's checking account at closing in the amount of at least 200% of such estimate (the "Cash Amount"). Sixty days after closing, Beta Capital is required to provide Maxson with an accounting of all post-closing payments by Beta Capital of the Trailing Liabilities from the Cash Amount and transfer the remaining balance of the Cash Amount to Maxson. In the event the Cash Amount is insufficient to pay the entire amount of the Trailing Liabilities, Maxson is required to reimburse the Company until the Company has been reimbursed in full for the total amount of the Trailing Liabilities.

Moreover, during the 18-month period from the closing date, the Company shall cause Beta Capital to use commercially reasonable efforts to collect all outstanding accounts receivable as of the closing date. Within 15 days after expiration of the 18-month period following the closing date, the Company shall provide written notice to Maxson of the amounts of the outstanding accounts receivables that had not been collected in full by the Company during the 18-month period. Maxson shall then be required to reimburse the Company for such uncollected accounts receivable. These payments shall be made by Maxson to the Company from the escrow funds then held in the escrow account. The balance of funds, if any, in the escrow account after disbursement of the uncollected accounts receivable payment to the Company shall be paid to Maxson by the escrow agent.

Also at closing, the Company and Beta Capital entered into a non-competition and confidentiality agreement with Maxson. Further at closing, the Company and Beta Capital entered into a lease agreement with Maxson for the use of the office space currently occupied by Beta Capital in Portsmouth, Virginia. The lease is for a period of two years payable in the amount of $3,000 per month.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment and Restatement to Articles of Incorporation (8)

3.2	Amended and Restated Bylaws (10)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

7.1	Letter from Eide Bailly, LLP (9)

10.1	Amended and Restated Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)

10.2	2003 Stock Option Plan (2)

10.3	2006 Director Stock Option Plan (3)

10.4	2013 Amended and Restated Stock Option and Other Equity Incentive Awards Plan (7)

10.5	2014 Director Stock Option Plan (4)

10.6	Employment agreement with Scott M. Quist (5)

10.7	Stock Purchase Agreement among Security National Financial Corporation and Reppond Holding Company to purchase First Guaranty Insurance Company (7)

10.8	Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson (11)

21	Subsidiaries of the Registrant

23.1	Consent of Eide Bailly LLP (6)

23.2	Consent of Mackey Price & Mecham (6)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
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
(5)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2015
(6)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015
(7)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(8)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(9)	Incorporated by reference from Report on Form 8-K, as filed on August 4, 2017
(10)	Incorporated by reference from Report on Form 10-Q, as filed on August 25, 2017
(11)	Incorporated by reference from Form 8-K, as filed on June 6, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 14, 2018	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)