Form 10-Q
period 2018-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2018-11-13
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018, or

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

As of November 13, 2018, the registrant had 14,575,881 shares of Class A Common Stock, $2.00 par value, outstanding and 2,089,184 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2018

Table of Contents

		Page No.
	Part I - Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	6

	Condensed Consolidated Statements of Stockholders' Equity as of September 30, 2018 and September 30, 2017 (unaudited)	7-8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	9-10

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	54

	Part II - Other Information

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

	Signature Page	59

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.    Financial Statements.

Assets	September 30 2018 (Unaudited)	December 31 2017
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$230,386,875	$228,397,623
Equity securities at estimated fair value	5,988,918	6,037,855
Mortgage loans held for investment (net of allowances for loan losses of $1,470,158 and $1,768,796 for 2018 and 2017)	181,381,522	204,210,885
Real estate held for investment (net of accumulated depreciation of $16,403,949 and $18,788,869 for 2018 and 2017)	119,076,609	141,298,706
Other investments and policy loans (net of allowances for doubtful accounts of $1,046,840 and $846,641 for 2018 and 2017)	44,038,625	45,895,472
Accrued investment income	3,751,942	3,644,077
Total investments	584,624,491	629,484,618
Cash and cash equivalents	137,106,471	45,315,661
Loans held for sale at estimated fair value	165,507,394	133,414,188
Receivables (net of allowances for doubtful accounts of $1,614,057 and $1,544,518 for 2018 and 2017)	8,898,086	10,443,869
Restricted assets (including $810,056 and $809,958 for 2018 and 2017 at estimated fair value)	12,226,773	11,830,621
Cemetery perpetual care trust investments (including $677,699 and $682,315 for 2018 and 2017 at estimated fair value)	4,058,014	4,623,563
Receivable from reinsurers	10,717,118	13,394,603
Cemetery land and improvements	9,885,331	9,942,933
Deferred policy and pre-need contract acquisition costs	87,899,386	80,625,304
Mortgage servicing rights, net	20,875,905	21,376,937
Property and equipment, net	7,206,802	8,069,380
Value of business acquired	5,963,308	6,588,759
Goodwill	2,765,570	2,765,570
Other	6,514,889	4,297,048

Total Assets	$1,064,249,538	$982,173,054

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30 2018 (Unaudited)	December 31 2017
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$616,421,261	$604,746,951
Unearned premium reserve	3,989,237	4,222,410
Bank and other loans payable	196,422,645	157,450,925
Deferred pre-need cemetery and mortuary contract revenues	12,442,497	12,873,068
Cemetery perpetual care obligation	3,793,575	3,710,740
Accounts payable	3,243,526	3,613,100
Other liabilities and accrued expenses	33,352,301	29,655,087
Income taxes	22,552,988	17,332,783
Total liabilities	892,218,030	833,605,064

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 14,573,658 shares in 2018 and 14,535,577 shares in 2017	29,147,316	29,071,154
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,089,184 shares in 2018 and 2,089,374 shares in 2017	4,178,368	4,178,748
Additional paid-in capital	38,711,180	38,125,042
Accumulated other comprehensive income, net of taxes	(687)	603,170
Retained earnings	100,293,129	77,520,951
Treasury stock at cost - 328,650 Class A shares in 2018 and 537,203 Class A shares in 2017	(297,798)	(931,075)

Total stockholders' equity	172,031,508	148,567,990

Total Liabilities and Stockholders' Equity	$1,064,249,538	$982,173,054

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues:
Insurance premiums and other considerations	$18,639,401	$17,489,560	$56,640,590	$52,345,184
Net investment income	9,641,496	8,220,430	29,457,892	25,559,113
Net mortuary and cemetery sales	3,646,290	2,717,311	10,430,128	9,356,659
Gains on investments and other assets	1,022,427	(319,666)	25,371,595	713,066
Other than temporary impairments on investments	-	(163,375)	-	(481,741)
Mortgage fee income	31,664,704	41,597,573	88,833,944	122,086,734
Other	2,608,775	2,288,982	7,430,179	6,393,691
Total revenues	67,223,093	71,830,815	218,164,328	215,972,706

Benefits and expenses:
Death benefits	8,616,285	8,772,153	27,579,540	26,113,770
Surrenders and other policy benefits	692,445	547,648	2,198,479	2,085,296
Increase in future policy benefits	6,686,536	6,735,141	18,420,499	17,669,279
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,746,288	2,238,955	7,967,003	6,271,763
Selling, general and administrative expenses:
Commissions	13,619,192	18,999,583	39,361,315	53,877,389
Personnel	17,075,236	17,059,279	50,547,638	53,754,920
Advertising	1,423,933	1,611,599	3,647,610	4,407,877
Rent and rent related	1,913,813	2,257,259	5,806,296	6,693,292
Depreciation on property and equipment	457,430	517,041	1,426,087	1,723,879
Costs related to funding mortgage loans	1,732,617	2,809,471	5,147,557	7,315,227
Other	7,616,264	7,035,570	21,562,432	22,227,370
Interest expense	1,855,548	1,655,870	5,297,066	4,295,263
Cost of goods and services sold-mortuaries and cemeteries	575,708	453,229	1,641,596	1,507,295
Total benefits and expenses	65,011,295	70,692,798	190,603,118	207,942,620

Earnings before income taxes	2,211,798	1,138,017	27,561,210	8,030,086
Income tax expense	(198,052)	(41,179)	(5,383,324)	(2,587,384)

Net earnings	$2,013,746	$1,096,838	$22,177,886	$5,442,702

Net earnings per Class A Equivalent common share (1)	$0.12	$0.07	$1.36	$0.34

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.12	$0.07	$1.35	$0.33

Weighted-average Class A equivalent common share outstanding (1)	16,330,839	16,026,199	16,250,714	15,928,911

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	16,554,334	16,326,292	16,462,877	16,259,931

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net earnings	$2,013,746	$1,096,838	$22,177,886	$5,442,702
Other comprehensive income:
Unrealized gains on equity securities	-	144,381	-	106,543
Unrealized gains on derivative instruments	-	554	-	3,170
Foreign currency translation adjustments	1,013	-	(916)	-
Other comprehensive income, before income tax	1,013	144,935	(916)	109,713
Income tax expense	(252)	(50,517)	229	(37,904)
Other comprehensive income, net of income tax	761	94,418	(687)	71,809
Comprehensive income	$2,014,507	$1,191,256	$22,177,199	$5,514,511

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended September 30, 2018
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2018	$29,071,154	$4,178,748	$38,125,042	$603,170	$77,520,951	$(931,075)	$148,567,990

Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)	-	-	-	(603,170)	603,170	-	-
Net earnings	-	-	-	-	16,925,923	-	16,925,923
Stock-based compensation expense	-	-	58,087	-	-	-	58,087
Exercise of stock options	63,968	-	(22,115)	-	-	-	41,853
Sale of treasury stock	-	-	88,964	-	-	222,410	311,374
Stock dividends	3,520	(4)	5,362	-	(8,878)	-	-
March 31, 2018	29,138,642	4,178,744	38,255,340	-	95,041,166	(708,665)	165,905,227

Net earnings	-	-	-	-	3,238,217	-	3,238,217
Other comprehensive loss	-	-	-	(1,448)		-	(1,448)
Stock-based compensation expense	-	-	58,053	-	-	-	58,053
Sale of treasury stock	-	-	163,335	-	-	222,420	385,755
Conversion Class C to Class A	376	(376)	-	-	-	-	-
June 30, 2018	29,139,018	4,178,368	38,476,728	(1,448)	98,279,383	(486,245)	169,585,804

Net earnings	-	-	-	-	2,013,746	-	2,013,746
Other comprehensive income	-	-	-	761		-	761
Stock-based compensation expense	-	-	58,691	-	-	-	58,691
Exercise of stock options	8,298	-	7,261	-	-	-	15,559
Sale of treasury stock	-	-	168,500	-	-	242,954	411,454
Purchase of treasury stock	-	-	-	-	-	(54,507)	(54,507)
September 30, 2018	$29,147,316	$4,178,368	$38,711,180	$(687)	$100,293,129	$(297,798)	$172,031,508

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Nine Months Ended September 30, 2017
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2017	$27,638,012	$3,804,458	$34,813,246	$264,822	$67,409,204	$(1,370,611)	$132,559,131

Net earnings	-	-	-	-	1,860,000	-	1,860,000
Other comprehensive income	-	-	-	21,292	-	-	21,292
Stock-based compensation expense	-	-	101,996	-	-	-	101,996
Sale of treasury stock	-	-	178,002	-	-	146,065	324,067
Purchase of treasury stock	-	-	-	-	-	(185,470)	(185,470)
Stock dividends	930	4	2,350	-	(3,284)	-	-
Conversion Class C to Class A	1,214	(1,214)	-	-	-	-	-
March 31, 2017	27,640,156	3,803,248	35,095,594	286,114	69,265,920	(1,410,016)	134,681,016

Net earnings	-	-	-	-	2,485,864	-	2,485,864
Other comprehensive loss	-	-	-	(43,901)	-	-	(43,901)
Stock-based compensation expense	-	-	101,316	-	-	-	101,316
Exercise of stock options	2	206,804	(206,806)	-	-	-	-
Sale of treasury stock	-	-	195,383	-	-	205,092	400,475
June 30, 2017	27,640,158	4,010,052	35,185,487	242,213	71,751,784	(1,204,924)	137,624,770
Net earnings	-	-	-	-	1,096,838	-	1,096,838
Other comprehensive income	-	-	-	94,418	-	-	94,418
Stock-based compensation expense	-	-	102,429	-	-	-	102,429
Sale of treasury stock	-	-	202,111	-	-	223,315	425,426
September 30, 2017	$27,640,158	$4,010,052	$35,490,027	$336,631	$72,848,622	$(981,609)	$139,343,881

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,250,549)	$6,030,453

Cash flows from investing activities:
Purchases of fixed maturity securities	(29,074,605)	(59,325,291)
Calls and maturities of fixed maturity securities	26,356,188	11,933,573
Purchases of equity securities	(2,356,207)	(5,126,062)
Sales of equity securities	2,478,051	9,153,786
Purchases of short-term investments	-	(27,483,124)
Sales of short-term investments	-	37,212,174
Net changes in restricted assets	121,418	(234,807)
Net changes in perpetual care trusts	1,664,215	(195,340)
Mortgage loans, other investments and policy loans made	(376,549,887)	(340,424,956)
Payments received for mortgage loans, other investments and policy loans	403,724,354	344,278,996
Purchase of property and equipment	(1,020,257)	(508,846)
Sale of property and equipment	2,014,704	9,977
Purchase of real estate	(22,399,516)	(12,474,490)
Sale of real estate	65,457,047	8,612,307
Cash paid for purchase of subsidiaries, net of cash acquired	(3,405,783)	-
Net cash provided by (used in) investing activities	67,009,722	(34,572,103)

Cash flows from financing activities:
Investment contract receipts	8,833,639	9,457,285
Investment contract withdrawals	(11,667,269)	(11,522,652)
Proceeds from stock options exercised	57,412	-
Purchase of treasury stock	(54,507)	(185,470)
Repayment of bank loans	(27,873,253)	(2,142,382)
Proceeds from borrowing on bank loans	11,455,289	16,729,056
Net change in warehouse line borrowings	14,131,782	16,022,738
Net change in line of credit borrowings	41,250,000	-
Net cash provided by financing activities	36,133,093	28,358,575

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	92,892,266	(183,075)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	54,501,923	46,942,293

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$147,394,189	$46,759,218

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$5,206,262	$4,188,579
Income taxes (net of refunds)	162,327	(788,601)

Non Cash Operating, Investing and Financing Activities:
Benefit plans funded with treasury stock	$1,108,583	$1,149,968
Mortgage loans foreclosed into real estate	670,601	1,576,196
Transfer of loans held for sale to mortgage loans held for investment	139,464	5,032,147
Accrued real estate construction costs and retainage	17,433	1,932,790

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Nine Months Ended September 30
	2018	2017
Cash and cash equivalents	$137,106,471	$38,593,462
Restricted assets	8,717,416	7,263,952
Cemetery perpetual care trust investments	1,570,302	901,804

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$147,394,189	$46,759,218

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The presentation of certain amounts in the prior year have been reclassified to conform to the 2018 presentation.

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
September 30, 2018 (Unaudited)

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
September 30, 2018 (Unaudited)

2) Recent Accounting Pronouncements (Continued)

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: "Financial Instruments – Credit Losses (Topic 326)" – Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current general accepted accounting principles ("GAAP") and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the potential impact of this standard.

ASU No. 2016-02: "Leases (Topic 842)" - Issued in February 2016, ASU 2016-02 supersedes the requirements in Accounting Standards Codification ("ASC") Topic 840, "Leases", and was issued to increase transparency and comparability among organizations by recognizing right-of-use lease assets and lease liabilities on the balance sheet based on the present value of future lease payments. Disclosures of key information about leasing arrangements will also be required. The new authoritative guidance will be effective for the Company on January 1, 2019. The Company has compiled an inventory of its leases, has determined the appropriate discount rates and is in the process of reviewing preliminary reports to determine the potential impact of this standard which is not expected to be material to the Company's results of operations, but will have an effect on the balance sheet presentation for leased assets and obligations.  The Company is also currently implementing a third party lease accounting system to assist with the measurement of the lease liabilities and the related right-of-use assets.

ASU No. 2018-13: "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" – Issued in August 2018, ASU 2018-13 modifies the disclosure requirements of Topic 820 by removing, modifying or adding certain disclosures. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 does not change the fair value measurements already required or permitted by existing standards. This new authoritative guidance will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the potential impact of this standard, which is not expected to materially impact the Company's financial statements.

ASU No. 2018-12: "Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts" – Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. This new authoritative guidance will be effective for the Company on January 1, 2021. The Company is in the process of evaluating the potential impact of this standard.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company's results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments

The Company's investments as of September 30, 2018 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$53,683,435	$142,299	$(1,248,029)	$52,577,705
Obligations of states and political subdivisions	6,987,405	40,224	(190,262)	6,837,367
Corporate securities including public utilities	155,372,733	7,544,943	(2,299,844)	160,617,832
Mortgage-backed securities	13,731,279	135,074	(323,564)	13,542,789
Redeemable preferred stock	612,023	36,437	-	648,460
Total fixed maturity securities held to maturity	$230,386,875	$7,898,977	$(4,061,699)	$234,224,153

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$5,891,712	$786,960	$(689,754)	$5,988,918

Total equity securities at estimated fair value	$5,891,712	$786,960	$(689,754)	$5,988,918

Mortgage loans held for investment at amortized cost:
Residential	$79,930,807
Residential construction	71,330,891
Commercial	32,869,447
Less: Unamortized deferred loan fees, net	(1,279,465)
Less: Allowance for loan losses	(1,470,158)
Total mortgage loans held for investment	$181,381,522

Real estate held for investment net of accumulated depreciation:
Residential	$26,988,179
Commercial	92,088,430
Total real estate held for investment	$119,076,609

Other investments and policy loans at amortized cost:
Policy loans	$6,389,122
Insurance assignments	32,166,750
Federal Home Loan Bank stock	2,308,700
Other investments	4,220,893
Less: Allowance for doubtful accounts	(1,046,840)

Total other investments and policy loans	$44,038,625

Accrued investment income	$3,751,942

Total investments	$584,624,491

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

The Company's investments as of December 31, 2017 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017:

Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$54,077,069	$211,824	$(579,423)	$53,709,470
Obligations of states and political subdivisions	5,843,176	112,372	(71,013)	5,884,535
Corporate securities including public utilities	158,350,727	14,336,452	(1,007,504)	171,679,675
Mortgage-backed securities	9,503,016	210,652	(162,131)	9,551,537
Redeemable preferred stock	623,635	49,748	(191)	673,192
Total fixed maturity securities held to maturity	$228,397,623	$14,921,048	$(1,820,262)	$241,498,409

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,002,931	$667,593	$(632,669)	$6,037,855

Total equity securities at estimated fair value	$6,002,931	$667,593	$(632,669)	$6,037,855

Mortgage loans held for investment at amortized cost:
Residential	$102,527,111
Residential construction	50,157,533
Commercial	54,954,865
Less: Unamortized deferred loan fees, net	(1,659,828)
Less: Allowance for loan losses	(1,768,796)

Total mortgage loans held for investment	$204,210,885

Real estate held for investment net of accumulated depreciation:
Residential	$68,329,917
Commercial	72,968,789
Total real estate held for investment	$141,298,706

Other investments and policy loans at amortized cost:
Policy loans	$6,531,352
Insurance assignments	36,301,739
Federal Home Loan Bank stock	689,400
Other investments	3,219,622
Less: Allowance for doubtful accounts	(846,641)

Total other investments and policy loans	$45,895,472

Accrued investment income	$3,644,077

Total investments	$629,484,618

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities held to maturity, which are carried at amortized cost, at September 30, 2018 and December 31, 2017. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At September 30, 2018
U.S. Treasury securities and obligations of U.S. Government Agencies	$104,070	$9,996,147	$1,143,956	$41,197,425	$1,248,029	$51,193,572
Obligations of states and political subdivisions	46,178	2,447,348	144,084	2,644,649	190,262	5,091,997
Corporate securities	1,738,234	59,982,599	561,610	8,915,794	2,299,844	68,898,393
Mortgage and other asset-backed securities	51,253	6,780,302	272,311	2,352,453	323,564	9,132,755
Total unrealized losses	$1,939,735	$79,206,396	$2,121,961	$55,110,321	$4,061,699	$134,316,717

At December 31, 2017
U.S. Treasury securities and obligations of U.S. Government Agencies	$532,010	$51,606,699	$47,413	$643,380	$579,423	$52,250,079
Obligations of states and political subdivisions	296	214,882	70,717	2,225,021	71,013	2,439,903
Corporate securities	167,786	11,551,865	839,718	13,193,258	1,007,504	24,745,123
Mortgage and other asset-backed securities	56,756	2,516,660	105,375	1,676,494	162,131	4,193,154
Redeemable preferred stock	191	11,421	-	-	191	11,421
Total unrealized losses	$757,039	$65,901,527	$1,063,223	$17,738,153	$1,820,262	$83,639,680

There were 364 securities with fair value of 97.1% of amortized cost at September 30, 2018. There were 141 securities with fair value of 97.9% of amortized cost at December 31, 2017. During the three months ended September 30, 2018 and 2017, an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $-0- and $100,000, respectively, and for the nine months ended September 30, 2018 and 2017, an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $-0- and $418,366, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities held to maturity, at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 1 year	$2,899,715	$2,964,076
Due in 2-5 years	66,428,822	66,259,870
Due in 5-10 years	69,688,359	69,760,698
Due in more than 10 years	77,026,677	81,048,260
Mortgage-backed securities	13,731,279	13,542,789
Redeemable preferred stock	612,023	648,460
Total held to maturity	$230,386,875	$234,224,153

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB"). The Company currently has deposited a total of $50,000,000, par value, of United States Treasury fixed maturity securities with FHLB. These securities generate interest income for the Company and are available to use as collateral on any cash borrowings from the FHLB. As of September 30, 2018, the Company owed $40,000,000 to the FHLB. This amount owed was paid in October 2018.

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
September 30, 2018 (Unaudited)

3) Investments (Continued)

The Company's net gains from investments and other assets, including net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018		2017
Fixed maturity securities held to maturity:
Gross realized gains	$109,554	$110,529	$397,190		$163,950
Gross realized losses	(31,670)	(651,754)	(601,303)		(686,819)
Other than temporary impairments	-	(100,000)	-		(418,366)

Equity securities:
Gross realized gains	-	25,898	-		132,350
Gross realized losses	-	(26)	-		(58,464)
Other than temporary impairments	-	(63,375)	-		(63,375)
Gains and (losses) during 2018 on securities sold in 2018	11,214	-	(13,933)		-
Unrealized gains and (losses) on securities held at the end of the period	284,192	-	71,143		-

Other assets:
Gross realized gains	814,471	225,022	26,060,598	(1)	2,006,721
Gross realized losses	(165,334)	(29,335)	(542,100)		(844,672)
Total	$1,022,427	$(483,041)	$25,371,595		$231,325

(1) Includes a one-time gain of $22,252,000 from the sale of Dry Creek at East Village apartments.

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount of held to maturity securities sold was $4,998,249 and $2,240,249 for the nine months ended September 30, 2018 and 2017, respectively.  The net realized loss related to these sales was $243,023 and $385,484 for the nine months ended September 30, 2018 and 2017, respectively. Although the intent is to buy and hold a fixed maturity security to maturity, the Company will sell a security prior to maturity if conditions have changed within the entity that issued the security to increase the risk of default to an unacceptable level.

Major categories of net investment income are as follows:
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Fixed maturity securities held to maturity	$2,481,202	$2,692,586	$7,521,884	$7,475,156
Equity securities	64,214	66,320	176,126	209,517
Mortgage loans held for investment	4,240,624	2,973,349	14,016,985	8,803,257
Real estate held for investment	2,124,138	2,818,672	6,423,996	8,540,756
Policy loans	85,044	195,098	296,540	621,854
Insurance assignments	3,583,964	3,234,520	10,956,651	9,943,561
Other investments	57,050	16,051	186,594	36,041
Cash and cash equivalents	375,310	109,939	752,339	311,989
Gross investment income	13,011,546	12,106,535	40,331,115	35,942,131
Investment expenses	(3,370,050)	(3,886,105)	(10,873,223)	(10,383,018)
Net investment income	$9,641,496	$8,220,430	$29,457,892	$25,559,113
Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $81,486 and $129,235 for the three months ended September 30, 2018 and 2017, respectively, and $287,545 and $369,721 for the nine months ended September 30, 2018 and 2017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

Net investment income on real estate consists primarily of rental revenue.
Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.
Securities on deposit with regulatory authorities as required by law amounted to $9,204,288 at September 30, 2018 and $9,264,977 at December 31, 2017. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on equity securities) at September 30, 2018, other than investments issued or guaranteed by the United States Government.
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
The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $84,976,000 and $64,704,000 as of September 30, 2018 and December 31, 2017, respectively. The associated bank loan carrying values totaled approximately $52,139,000 and $40,994,000 as of September 30, 2018 and December 31, 2017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

The following is a summary of the Company's commercial real estate held for investment for the periods presented:
	Net Ending Balance				Total Square Footage
	September 30		December 31		September 30	December 31
	2018		2017		2018	2017
Arizona	$4,000	(1)	$4,000	(1)	-	-
Arkansas	-		96,169		-	3,200
Kansas	6,086,759		7,200,000		222,679	222,679
Louisiana	474,069		493,197		7,063	7,063
Mississippi	3,655,283		3,725,039		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	335,000	(1)	335,000	(1)	-	23,470
Utah	81,526,319	(2)	61,108,384	(2)	502,129	433,244

	$92,088,430		$72,968,789		765,692	723,477

(1) Undeveloped land

(2) Includes Center53 completed in July 2017. The Company is currently in the process of leasing the building.

Residential Real Estate Held for Investment

The Company owns a portfolio of residential homes primarily as a result of loan foreclosures.  The strategy has been to lease these homes to produce cash flow and allow time for the economic fundamentals to return to the various markets. As an orderly and active market for these homes returns, the Company has the option to dispose or to continue and hold them for cash flow and acceptable returns.
The Company established Security National Real Estate Services ("SNRE") to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.
As of September 30, 2018, SNRE manages 90 residential properties in 8 states across the United States.
The net ending balance of residential real estate that serves as collateral for a bank borrowing was approximately    $-0- and $34,431,000, as of September 30, 2018 and December 31, 2017, respectively. The associated bank loan carrying value was approximately $-0- and $26,773,000 as of September 30, 2018 and December 31, 2017, respectively. This real estate relates to the Company's Dry Creek at East Village apartment complex sold in March 2018.
The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $26,747,000 and $33,372,000 as of September 30, 2018 and December 31, 2017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

The following is a summary of the Company's residential real estate held for investment for the periods presented:
	Net Ending Balance
	September	December 31
	2018	2017
Arizona	$-	$217,105
California	4,064,197	5,463,878
Florida	6,677,953	7,000,684
Hawaii	-	712,286
Ohio	10,000	10,000
Oklahoma	-	17,500
Tennesse	105,260	-
Texas	552,615	509,011
Utah	14,951,798	54,113,272
Virginia	150,175	-
Washington	476,181	286,181
	$26,988,179	$68,329,917

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or approximately 10% of the overall commercial real estate holdings.

As of September 30, 2018, real estate owned and occupied by the Company is summarized as follows:

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

(1) This asset is included in property and equipment on the condensed consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2018, the Company had 51%, 11%, 13%, 5%, 4%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, Nevada, California, Arizona, and Tennessee, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2018
Allowance for credit losses:
Beginning balance - January 1, 2018	$187,129	$1,546,447	$35,220	$1,768,796
Charge-offs	-	(84,902)	-	(84,902)
Provision	-	(213,736)	-	(213,736)
Ending balance - September 30, 2018	$187,129	$1,247,809	$35,220	$1,470,158

Ending balance: individually evaluated for impairment	$-	$75,064	$-	$75,064

Ending balance: collectively evaluated for impairment	$187,129	$1,172,745	$35,220	$1,395,094

Mortgage loans:
Ending balance	$32,869,447	$79,930,807	$71,330,891	$184,131,145

Ending balance: individually evaluated for impairment	$195,911	$3,088,265	$1,078,529	$4,362,705

Ending balance: collectively evaluated for impairment	$32,673,536	$76,842,542	$70,252,362	$179,768,440

December 31, 2017
Allowance for credit losses:
Beginning balance - January 1, 2017	$187,129	$1,461,540	$100,114	$1,748,783
Charge-offs	-	(351,357)	(64,894)	(416,251)
Provision	-	436,264	-	436,264
Ending balance - December 31, 2017	$187,129	$1,546,447	$35,220	$1,768,796

Ending balance: individually evaluated for impairment	$-	$237,560	$-	$237,560

Ending balance: collectively evaluated for impairment	$187,129	$1,308,887	$35,220	$1,531,236

Mortgage loans:
Ending balance	$54,954,865	$102,527,111	$50,157,533	$207,639,509

Ending balance: individually evaluated for impairment	$-	$4,923,552	$461,834	$5,385,386

Ending balance: collectively evaluated for impairment	$54,954,865	$97,603,559	$49,695,699	$202,254,123

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

Age Analysis of Mortgage Loans Held for Investment

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
September 30, 2018
Commercial	$3,745,013	$-	$195,911	$-	$3,940,924	$28,928,523	$32,869,447	$(187,129)	$(20,919)	$32,661,399
Residential	10,783,020	1,769,338	2,019,323	1,068,942	15,640,623	64,290,184	79,930,807	(1,247,809)	(678,985)	78,004,013
Residential Construction	-	-	1,078,529	-	1,078,529	70,252,362	71,330,891	(35,220)	(579,561)	70,716,110

Total	$14,528,033	$1,769,338	$3,293,763	$1,068,942	$20,660,076	$163,471,069	$184,131,145	$(1,470,158)	$(1,279,465)	$181,381,522

December 31, 2017
Commercial	$1,943,495	$-	$-	$-	$1,943,495	$53,011,370	$54,954,865	$(187,129)	$(67,411)	$54,700,325
Residential	6,613,479	495,347	3,591,333	1,332,219	12,032,378	90,494,733	102,527,111	(1,546,447)	(1,164,130)	99,816,534
Residential Construction	-	-	461,834	-	461,834	49,695,699	50,157,533	(35,220)	(428,287)	49,694,026

Total	$8,556,974	$495,347	$4,053,167	$1,332,219	$14,437,707	$193,201,802	$207,639,509	$(1,768,796)	$(1,659,828)	$204,210,885

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With no related allowance recorded:
Commercial	$195,911	$195,911	$-	$65,304	$-
Residential	1,592,174	1,592,174	-	2,693,459	-
Residential construction	1,078,529	1,078,529	-	733,603	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,496,091	1,496,091	75,064	1,615,392	-
Residential construction	-	-	-	-	-

Total:
Commercial	$195,911	$195,911	$-	$65,304	$-
Residential	3,088,265	3,088,265	75,064	4,308,851	-
Residential construction	1,078,529	1,078,529	-	733,603	-

December 31, 2017
With no related allowance recorded:
Commercial	$-	$-	$-	$365,220	$-
Residential	3,322,552	3,322,552	-	3,290,094	-
Residential construction	461,834	461,834	-	277,232	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,601,000	1,601,000	237,560	1,350,115	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$365,220	$-
Residential	4,923,552	4,923,552	237,560	4,640,209	-
Residential construction	461,834	461,834	-	277,232	-

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

3) Investments (Continued)

The Company's performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

Performing	$32,673,536	$54,954,865	$76,842,542	$97,603,559	$70,252,362	$49,695,699	$179,768,440	$202,254,123
Non-performing	195,911	-	3,088,265	4,923,552	1,078,529	461,834	4,362,705	5,385,386

Total	$32,869,447	$54,954,865	$79,930,807	$102,527,111	$71,330,891	$50,157,533	$184,131,145	$207,639,509

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $200,000 and $204,000 as of September 30, 2018 and December 31, 2017, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-Accrual Status

	As of September 30 2018	As of December 31 2017
Commercial	$195,911	$-
Residential	3,088,265	4,923,552
Residential construction	1,078,529	461,834
Total	$4,166,794	$5,385,386

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

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company's policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. None of these loans are 90 or more days past due nor on nonaccrual status as of September 30, 2018. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

4) Loans Held for Sale (Continued)

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

As of September 30, 2018

Aggregate fair value	$165,507,394
Unpaid principal balance	160,124,093
Unrealized gain	5,383,301

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Loan fees	$7,758,284	$15,086,168	$21,347,320	$33,149,877
Interest income	1,993,895	2,097,249	4,698,899	5,679,868
Secondary gains	22,315,022	28,667,234	58,633,363	87,307,806
Change in fair value of loan commitments	94,569	(4,833,268)	537,696	(3,677,554)
Change in fair value of loans held for sale (1)	(203,623)	1,061,917	4,563,222	1,061,917
Provision for loan loss reserve	(293,443)	(481,727)	(946,556)	(1,435,180)
Mortgage fee income	$31,664,704	$41,597,573	$88,833,944	$122,086,734

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30 2018	As of December 31 2017
Balance, beginning of period	$2,571,524	$627,733
Provision on current loan originations (1)	946,556	1,851,187
Charge-offs, net of recaptured amounts	(10,061)	92,604
Balance, end of period	$3,508,019	$2,571,524

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

5) Stock Compensation Plans

The Company has four fixed option plans (the "2003 Plan", the "2006 Director Plan", the "2013 Plan" and the "2014 Director Plan"). Compensation expense for options issued of $58,691 and $102,429 has been recognized for these plans for the three months ended September 30, 2018 and 2017, respectively, and $174,831 and $305,741 has been recognized for these plans for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total unrecognized compensation expense related to the options issued was $38,915, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company's stock compensation plans as of September 30, 2018, and the changes during the nine months ended September 30, 2018, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2017	880,426	$4.35	523,603	$5.24
Granted	-		-
Exercised	(36,133)		-
Cancelled	(5,704)		-
Outstanding at September 30, 2018	838,589	$4.48	523,603	$5.24

As of September 30, 2018:
Options exercisable	805,902	$4.46	505,227	$5.26

As of September 30, 2018:
Available options for future grant	421,241		165,638

Weighted average contractual term of options outstanding at September 30, 2018	6.05 years		2.69 years

Weighted average contractual term of options exercisable at September 30, 2018	6.05 years		2.45 years

Aggregated intrinsic value of options outstanding at September 30, 2018 (1)	$867,356		$267,943

Aggregated intrinsic value of options exercisable at September 30, 2018 (1)	$862,157		$260,592

(1) The Company used a stock price of $5.20 as of September 30, 2018 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months September 30, 2018 and 2017 was $118,003 and $578,017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

6) Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Numerator:
Net earnings	$2,013,746	$1,096,838	$22,177,886	$5,442,702
Denominator:
Basic weighted-average shares outstanding	16,330,839	16,026,199	16,250,714	15,928,911
Effect of dilutive securities:
Employee stock options	223,495	300,093	212,163	331,020

Diluted weighted-average shares outstanding	16,554,334	16,326,292	16,462,877	16,259,931

Basic net earnings per share	$0.12	$0.07	$1.36	$0.34

Diluted net earnings per share	$0.12	$0.07	$1.35	$0.33

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the nine months September 30, 2018 and 2017, there were 589,822 and 486,725 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
September 30, 2018
Revenues from external customers	$28,962,288	$4,008,943	$34,251,862	$-	$67,223,093
Intersegment revenues	1,108,093	106,637	117,746	(1,332,476)	-
Segment profit before income taxes	2,192,036	781,875	(762,113)	-	2,211,798
		-
For the Three Months Ended
September 30, 2017
Revenues from external customers	$25,078,051	$2,998,809	$43,753,955	$-	$71,830,815
Intersegment revenues	1,880,160	108,190	85,391	(2,073,741)	-
Segment profit before income taxes	496,902	247,780	393,335	-	1,138,017

For the Nine Months Ended
September 30, 2018
Revenues from external customers	$109,198,662	$13,060,357	$95,905,309	$-	$218,164,328
Intersegment revenues	2,915,379	322,675	383,625	(3,621,679)	-
Segment profit before income taxes	28,840,882	3,714,304	(4,993,976)	-	27,561,210

Identifiable Assets	920,458,422	91,084,393	178,089,215	(128,148,062)	1,061,483,968
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	923,223,992	91,084,393	178,089,215	(128,148,062)	1,064,249,538

For the Nine Months Ended
September 30, 2017
Revenues from external customers	$77,112,117	$9,907,037	$128,953,552	$-	$215,972,706
Intersegment revenues	4,930,266	314,445	267,575	(5,512,286)	-
Segment profit before income taxes	4,779,656	1,331,894	1,918,536	-	8,030,086

Identifiable Assets	853,298,860	94,716,098	190,202,990	(133,079,207)	1,005,138,741
Goodwill	2,765,570	-	-		2,765,570
Total Assets	856,064,430	94,716,098	190,202,990	(133,079,207)	1,007,904,311

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

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
September 30, 2018 (Unaudited)

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
September 30, 2018 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2018.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$5,988,918	$5,988,918	$-	$-
Total equity securities	$5,988,918	$5,988,918	$-	$-

Loans held for sale	$165,507,394	$-	$-	$165,507,394
Restricted assets (1)	810,056	810,056	-	-
Cemetery perpetual care trust investments (1)	677,699	677,699	-	-
Derivatives - loan commitments (2)	2,595,146	-	-	2,595,146

Total assets accounted for at fair value on a recurring basis	$175,579,213	$7,476,673	$-	$168,102,540

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	$(38,020)	$(38,020)	$-	$-
Derivatives - put options (3)	(23,393)	(23,393)	-	-
Derivatives - loan commitments (3)	(60,861)	-	-	(60,861)

Total liabilities accounted for at fair value on a recurring basis	$(122,274)	$(61,413)	$-	$(60,861)

(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Loans Held for Sale
Balance - December 31, 2017	$1,996,589	$133,414,188
Originations		1,692,673,286
Sales		(1,719,346,884)
Transfer to mortgage loans held for investment		(139,464)
Total gains (losses):
Included in earnings (1)	537,696	58,906,268

Balance - September 30, 2018	$2,534,285	$165,507,394

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2018.

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,421,028	$-	$-	$1,421,028
Impaired real estate held for investment	7,079,822	-	-	7,079,822
Mortgage servicing rights additions	1,922,230	-	-	1,922,230
Total assets accounted for at fair value on a nonrecurring basis	$10,423,080	$-	$-	$10,423,080

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
September 30, 2018 (Unaudited)

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
September 30, 2018 (Unaudited)

8) Fair Value of Financial Instruments (Continued)`

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2018 and December 31, 2017.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2018:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$230,386,875	$-	$201,221,369	$33,002,784	$234,224,153
Mortgage loans held for investment:
Residential	78,004,013	-	-	82,516,040	82,516,040
Residential construction	70,716,110	-	-	70,716,110	70,716,110
Commercial	32,661,399	-	-	33,475,276	33,475,276
Mortgage loans held for investment, net	$181,381,522	$-	$-	$186,707,426	$186,707,426
Policy loans	6,389,122	-	-	6,389,122	6,389,122
Insurance assignments, net (1)	31,119,910	-	-	31,119,910	31,119,910
Restricted assets (2)	1,199,301	-	1,201,983	-	1,201,983
Restricted assets (3)	1,500,000	-	-	1,500,000	1,500,000
Cemetery perpetual care trust investments (2)	973,821	-	963,621	-	963,621
Mortgage servicing rights, net	20,875,905	-	-	32,327,266	32,327,266

Liabilities
Bank and other loans payable	$(196,422,645)	$-	$-	$(196,422,645)	$(196,422,645)
Policyholder account balances (4)	(46,706,179)	-	-	(34,223,082)	(34,223,082)
Future policy benefits - annuities (4)	(98,558,234)	-	-	(96,511,305)	(96,511,305)

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
September 30, 2018 (Unaudited)

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

Residential Construction – These loans are primarily short in maturity. Accordingly, the estimated fair value is determined to be the carrying value.

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
September 30, 2018 (Unaudited)

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
September 30, 2018 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

10)          Derivative Instruments (Continued)

The following table shows the notional amount and fair value of derivatives as of September 30, 2018 and December 31, 2017.

	Fair Values and Notional Values of Derivative Instruments
		September 30, 2018			December 31, 2017
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$150,947,240	$2,595,146	$60,861	$105,679,107	$2,032,782	$36,193
Call options	Other liabilities	1,758,900	--	38,020	1,488,550	--	64,689
Put options	Other liabilities	2,888,400	--	23,393	2,265,900	--	20,568
Total		$155,594,540	$2,595,146	$122,274	$109,433,557	$2,032,782	$121,450

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended September 30		Nine Months Ended September 30
Derivative	Classification	2018	2017	2018	2017
Loan commitments	Mortgage fee income	$94,569	$(4,833,268)	$537,696	$(3,677,554)

Call and put options	Gains on investments and other assets	$83,612	$27,734	$313,913	$216,561

11) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2018 and December 31, 2017, the balances were $3,508,000 and $2,572,000, respectively.

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
September 30, 2018 (Unaudited)

11) Reinsurance, Commitments and Contingencies (Continued)

On January 26, 2016, SecurityNational Mortgage filed a declaratory judgment action against Lehman Holdings in the Superior Court for the State of Delaware.  In the Delaware action, SecurityNational Mortgage asserted its right to obtain a declaration of rights in that there are allegedly millions of dollars in dispute with Lehman Holdings pertaining to approximately 136 mortgage loans.  SecurityNational Mortgage sought a declaratory judgment as to its rights as it contends that it has no liability to Lehman Holdings as a result of Lehman Holdings' settlements with Fannie Mae and Freddie Mac.  Lehman Holdings filed a motion in the Delaware court seeking to stay or dismiss the declaratory judgment action.  On August 24, 2016, the Court ruled that it would exercise its discretion to decline jurisdiction over the action and granted Lehman Holdings' motion to dismiss.

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

On September 17, 2018, certain defendants, including SecurityNational Mortgage, also filed a notice of appeal, and thereafter a motion for leave to file an interlocutory appeal as to the Bankruptcy Court's Decision pertaining to jurisdiction and improper venue as a "protective" appeal should the District Court decide not to treat the Decision as findings of fact and conclusions of law. Separately, certain other defendants also filed a notice of appeal and motion for leave to file an interlocutory appeal with respect to the Bankruptcy Court's Decision concerning improper venue. Lehman Holdings filed its response on October 22, 2018, and defendants are permitted to file a joint reply to Lehman Holdings' response no later than November 26, 2018. The motions to file appeals were consolidated before Valerie Caproni, U.S. District Court Judge, Case No. 18-cv-8986. Case No. 18-mc-00392 is also before Judge Caproni.

On October 1, 2018, Lehman Holdings filed a motion for leave to file Third Amended Complaints against numerous defendants including SecurityNational Mortgage. In addition to the Fannie Mae and Freddie Mac related loans, the amendments/supplements include additional mortgage loans sold to Lehman Holdings that were packaged for securitization ("RMBS loans"). The RMBS loans had allegedly been sold by defendants to Lehman Bank that, in turn, sold them to Lehman Holdings. The allegations pertaining to the RMBS loans include, e.g., purported breaches of representations and warranties made to the securitization trusts by Lehman Holdings. Lehman Holdings asserts that it made representations and warranties purportedly based in part by representations and warranties made to Lehman Bank by loan originators, including SecurityNational Mortgage.

The alleged RMBS loans in dispute with SecurityNational Mortgage allegedly involve millions of dollars pertaining to approximately 577 mortgage loans in addition to the Fannie Mae and Freddie Mac related loans. Lehman Holdings also moved the Court to simultaneously allow alternate dispute resolution procedures to take place, including potential mediation. Over objections, at a hearing on October 29, 2018, the Court granted Lehman Holdings' motion to amend/supplement its complaints adding the RMBS loans, and also to mandate alternative dispute resolution procedures affecting many defendants, including SecurityNational Mortgage.

No answer to Lehman Holdings' Second Amended Complaint has been required, and no date has been established for response to the proposed Third Amended Complaints, which have yet to be served. SecurityNational Mortgage denies that it has any liability to Lehman Holdings and intends to vigorously protect and defend its position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

11) Reinsurance, Commitments and Contingencies (Continued)

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of September 30, 2018, the Company's commitments were approximately $100,981,000 for these loans, of which $72,831,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between nine and eighteen months.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

12) Mortgage Servicing Rights (Continued)

The following is a summary of the MSR activity for the periods presented.

	As of September 30 2018	As of December 31 2017
Amortized cost:
Balance before valuation allowance at beginning of year	$21,376,937	$18,872,362
MSR additions resulting from loan sales	1,922,230	6,085,352
Amortization (1)	(2,423,262)	(3,580,777)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$20,875,905	$21,376,937

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$20,875,905	$21,376,937

Estimated fair value of MSRs at end of period	$32,327,266	$27,427,174

(1) Included in other expenses on the condensed consolidated statements of earnings

The following table summarizes the Company's estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2018	1,634,568
2019	4,469,364
2020	4,469,364
2021	4,469,203
2022	3,570,974
Thereafter	2,262,432
Total	$20,875,905

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Contractual servicing fees	$1,905,887	$1,848,831	$5,670,346	$5,359,425
Late fees	106,354	99,281	334,452	266,218
Total	$2,012,241	$1,948,112	$6,004,798	$5,625,643

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

12) Mortgage Servicing Rights (Continued)

The following is a summary of the unpaid principal balances ("UPB") of the servicing portfolio for the periods presented:

	As of September 30 2018	As of December 31 2017
Servicing UPB	$2,990,572,817	$2,924,868,843

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2018	4.24%	7.02	9.51
December 31, 2017	3.67%	6.34	10.01

13)          Income Taxes

The Company's overall effective tax rate for the three months ended September 30, 2018 and 2017 was 9.0% and 3.6%, respectively, which resulted in a provision for income taxes of $198,000 and $41,000, respectively. The Company's overall effective tax rate for the nine months ended September 30, 2018 and 2017 was 19.5% and 32.2%, respectively, which resulted in a provision for income taxes of $5,383,000 and $2,587,000, respectively.  The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partly due to its provision for state income taxes.  The effective tax rate in the current period decreased when compared to the prior year period largely due to the Tax Cuts and Jobs Act reduction of the federal statutory rate from 35% to 21%.  The decrease also includes discrete provision-to-return adjustments.  Further, the effective tax rate for the three months ended September 30, 2018 increased over the three months ended September 30, 2017 as the three months ended September 30, 2017 reflected a benefit from reducing a valuation allowance.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

14)          Revenues from Contracts with Customers (Continued)

The following table disaggregates revenue for the Company's cemetery and mortuary contracts.

	Three Months Ended September 30	Nine Months Ended September 30
	2018	2018
Major goods/service lines
At-need	$2,772,859	$7,973,554
Pre-need	873,431	2,456,574
	$3,646,290	$10,430,128

Timing of Revenue Recognition
Goods transferred at a point in time	$2,448,836	$6,934,973
Services transferred at a point in time	1,197,454	3,495,155
	$3,646,290	$10,430,128

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the three and nine months ended September 30, 2018:

	Three Months Ended September 30	Nine Months Ended September 30
	2018	2018
Net mortuary and cemetery sales	$3,646,290	$10,430,128
Gains on investments and other assets	245,448	2,330,701
Net investment income	56,284	194,425
Other revenues	60,921	105,103
Revenues from external customers	4,008,943	13,060,357

The opening and closing balances of the Company's receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset (2)	Contract Liability (2)
Opening (1/1/2018)	$2,742,765	$856,479	$13,729,547
Closing (9/30/2018)	3,010,663	697,832	13,140,329
Increase/(decrease)	267,898	(158,647)	(589,218)

(1) Included in Receivables, net on the condensed consolidated balance sheets
(2) The contract asset and liability are netted together in Deferred pre-need cemetery and mortuary contract revenues on the condensed consolidated balance sheets.

The amount of revenue recognized for the three and nine months ended September 30, 2018 that was included in the opening contract liability balance was $724,097 and $2,079,157.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the timing difference between the Company's performance and the customer's payment.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018 (Unaudited)

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

The following table shows the condensed financial results of the insurance operations for three and nine months ended September 30, 2018 and 2017.  See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$18,639	$17,490	7%	$56,641	$52,345	8%
Net investment income	9,376	7,974	18%	28,574	24,847	15%
Gains on investments and other assets	466	(645)	172%	22,786	(623)	3757%
Other	482	259	86%	1,198	543	121%
Total	$28,963	$25,078	15%	$109,199	$77,112	42%
Intersegment revenue	$1,108	$1,880	(41%)	$2,915	$4,930	(41%)
Earnings before income taxes	$2,192	$497	341%	$28,841	$4,780	503%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company ("SecurityNational Mortgage"). Profitability in the three and nine months ended September 30, 2018 has increased due to the realized of $22,252,000 gain on the sale of Dry Creek at East Village Apartments, increases in investment income and increases in insurance premiums. These increases were partially offset by increases in benefits and expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and nine months ended September 30, 2018 and 2017. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,422	$1,168	22%	$4,071	$3,735	9%
Cemetery revenues	2,225	1,551	43%	6,359	5,622	13%
Net investment income	56	107	(48%)	194	310	(37%)
Gains on investments and other assets	245	151	62%	2,331	166	1304%
Other	61	23	165%	105	74	42%
Total	$4,009	$3,000	34%	$13,060	$9,907	32%
Earnings before income taxes	$782	$248	215%	$3,714	$1,332	179%

Included in Net investment income is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes and maintenance expenses. Memorial Estates has recorded depreciation on these properties of $104,000 and $157,000 for the three months ended September 30, 2018 and 2017, respectively, and $413,000 and $490,000 for the nine months ended September 30, 2018 and 2017, respectively. Profitability in the three and nine months ended September 30, 2018 has increased due to a realized gain on the sale of assets of Deseret Mortuary and an increase in cemetery and mortuary revenues.

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

For the nine months ended September 30, 2018 and 2017, SecurityNational Mortgage originated 7,953 loans ($1,169,071,000 total volume) and 9,773 loans ($1,913,207,000 total volume), respectively. For the nine months ended September 30, 2018 and 2017, EverLEND Mortgage originated 130 loans ($33,603,000 total volume) and 29 loans ($6,715,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2018 and 2017.  See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$9,350	$12,931	(28%)	$30,201	$34,778	(13%)
Secondary gains from investors	22,315	28,667	(22%)	58,633	87,308	(33%)
Other	2,587	2,156	20%	7,071	6,867	3%
Total	$34,252	$43,754	(22%)	$95,905	$128,953	(26%)
Earnings before income taxes	$(762)	$393	(294%)	$(4,994)	$1,919	(360%)

Included in other revenues is net investment income, gains on investments and other assets and service fee income. The decrease in earnings for the three and nine months ended September 30, 2018 was due to a reduction in mortgage loan originations and refinancings, and subsequent sales into the secondary market.

Mortgage Loan Loss Settlements
Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company's reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of September 30, 2018 and December 31, 2017, the balances were $3,508,000 and $2,572,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total revenues decreased by $4,608,000, or 6.4%, to $67,223,000 for the three months ended September 30, 2018, from $71,831,000 for the comparable period in 2017. Contributing to this decrease in total revenues was a $9,933,000 decrease in mortgage fee income. This decrease in total revenues was partially offset by a $1,421,000 increase in net investment income, a $1,342,000 increase in gains on investments and other assets, a $1,150,000 increase in insurance premiums and other considerations, a $929,000 increase in net mortuary and cemetery sales, a $320,000 increase in other revenues, and a $163,000 decrease in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $1,150,000, or 6.6%, to $18,639,000 for the three months ended September 30, 2018, from $17,489,000 for the comparable period in 2017. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $1,421,000, or 17.3%, to $9,641,000 for the three months ended September 30, 2018, from $8,220,000 for the comparable period in 2017. This increase was primarily attributable to a $1,267,000 increase in mortgage loan interest, a $516,000 decrease in investment expenses, a $349,000 increase in insurance assignment income, an $265,000 increase interest on cash and cash equivalents, and a $40,000 increase in income from other investments. This increase was partially offset by a $695,000 decrease in rental income from real estate held for investment, a $211,000 decrease in fixed maturity securities income, and a $110,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $929,000, or 34.2%, to $3,646,000 for the three months ended September 30, 2018, from $2,717,000 for the comparable period in 2017. This increase was primarily due to a $402,000 increase in cemetery at-need sales, a $273,000 increase in cemetery preneed sales, and $254,000 increase in mortuary at-need sales.

Gains on investments and other assets increased by $1,342,000, or 419.8%, to $1,022,000 in gains for the three months ended September 30, 2018, from $320,000 in losses for the comparable period in 2017. This increase in gains on investments and other assets was primarily attributable to a $619,000 increase in gains on fixed maturity securities, a $453,000 increase in gains on other assets, and a $270,000 increase in gains on equity securities mostly attributable to increases in the fair value of these securities. Due to the adoption of Accounting Standards Update ("ASU") 2016-01, these changes in fair value are now recognized in earnings instead of other comprehensive income. See the discussion of the adoption of this ASU in Note 2 of the notes to condensed consolidated financial statements.

Mortgage fee income decreased by $9,933,000, or 23.9%, to $31,665,000, for the three months ended September 30, 2018, from $41,598,000 for the comparable period in 2017.  This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a national shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings, which were primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations by SecurityNational Mortgage has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from SecurityNational Mortgage.

Other revenues increased by $320,000, or 14.0%, to $2,609,000 for the three months ended September 30, 2018, from $2,289,000 for the comparable period in 2017. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $65,011,000, or 96.7% of total revenues, for the three months ended September 30, 2018, as compared to $70,693,000, or 98.4% of total revenues, for the comparable period in 2017.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $60,000 or 0.4%, to $15,995,000 for the three months ended September 30, 2018, from $16,055,000 for the comparable period in 2017. This decrease was primarily the result of a $156,000 decrease in death benefits and a $49,000 decrease in surrender and other policy benefits. The decrease was partially offset by a $145,000 increase in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $507,000, or 22.7%, to $2,746,000 for the three months ended September 30, 2018, from $2,239,000 for the comparable period in 2017. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $6,451,000, or 12.8%, to $43,839,000 for the three months ended September 30, 2018, from $50,290,000 for the comparable period in 2017. This decrease was primarily the result of a $5,380,000 decrease in commissions due to the decline in mortgage loan originations, a $1,077,000 decrease in costs related to funding mortgage loans, a $343,000 decrease in rent and rent related expenses, a $188,000 decrease in advertising, and a $60,000 decrease in depreciation on property and equipment. This decrease was partially offset by a $581,000 increase in other expenses and a $16,000 increase in personnel expenses.

Interest expense increased by $200,000, or 12.1%, to $1,856,000 for the three months ended September 30, 2018, from $1,656,000 for the comparable period in 2017. This increase was primarily due to an increase in interest expense on mortgage warehouse lines and interest expense on bank loans for real estate held for investment.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Total revenues increased by $2,191,000, or 1.0%, to $218,164,000 for the nine months ended September 30, 2018, from $215,973,000 for the comparable period in 2017. Contributing to this increase in total revenues was a $24,659,000 increase in gains on investments and other assets, a $4,295,000 increase in insurance premiums and other considerations, a $3,899,000 increase in net investment income, a $1,073,000 increase in net mortuary and cemetery sales, a $1,036,000 increase in other revenues, and a $482,000 decrease in other than temporary impairments on investments. This increase in total revenues was mostly offset by a $33,253,000 decrease in mortgage fee income.

Insurance premiums and other considerations increased by $4,295,000, or 8.2%, to $56,640,000 for the nine months ended September 30, 2018, from $52,345,000 for the comparable period in 2017. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $3,899,000, or 15.3%, to $29,458,000 for the nine months ended September 30, 2018, from $25,559,000 for the comparable period in 2017. This increase was primarily attributable to a $5,214,000 increase in mortgage loan interest, a $1,013,000 increase in insurance assignment income, a $440,000 increase in interest on cash and cash equivalents, a $151,000 increase in income from other investments, and a $17,000 increase in fixed maturity securities income. This increase was partially offset by a $2,117,000 decrease in rental income from real estate held for investment, a $490,000 increase in investment expenses, a $325,000 decrease in policy loan income and a $4,000 decrease in equity securities income.

Net mortuary and cemetery sales increased by $1,073,000, or 11.5%, to $10,430,000 for the nine months ended September 30, 2018, from $9,357,000 for the comparable period in 2017. This increase was primarily due to a $371,000 increase in cemetery at-need sales, a $360,000 increase in cemetery preneed sales, and a $342,000 increase in mortuary at-need sales.

Gains on investments and other assets increased by $24,658,000, or 3,458.1%, to $25,372,000 in gains for the nine months ended September 30, 2018, from $713,000 in gains for the comparable period in 2017. This increase in gains on investments and other assets was primarily attributable to a gain of $22,252,000 realized from the sale of Dry Creek at East Village Apartments, a gain of $1,603,000 realized on the sale of assets of Deseret Mortuary, and a $501,000 increase in gains on other assets due to the sale of various other residential real estate properties, a $319,000 increase in gains on fixed maturity securities. This increase was partially offset by a $17,000 increase in net losses on equity securities partially attributable to increases in the fair value of these securities. Due to the adoption of Accounting Standards Update ("ASU") 2016-01, these changes in fair value are now recognized in earnings instead of other comprehensive income. See the discussion of the adoption of this ASU in Note 2 of the notes to condensed consolidated financial statements.

Mortgage fee income decreased by $33,253,000, or 27.2%, to $88,834,000, for the nine months ended September 30, 2018, from $122,087,000 for the comparable period in 2017.  This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a national shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings, which were primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations by SecurityNational Mortgage has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from SecurityNational Mortgage.

Other revenues increased by $1,036,000, or 16.2%, to $7,430,000 for the nine months ended September 30, 2018, from $6,394,000 for the comparable period in 2017. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $190,603,000, or 87.4% of total revenues, for the nine months ended September 30, 2018, as compared to $207,943,000, or 96.3% of total revenues, for the comparable period in 2017.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,330,000 or 5.1%, to $48,198,000 for the nine months ended September 30, 2018, from $45,868,000 for the comparable period in 2017. This increase was primarily the result of a $1,466,000 increase in death benefits, a $751,000 increase in future policy benefits, and a $113,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,695,000, or 27.0%, to $7,967,000 for the nine months ended September 30, 2018, from $6,272,000 for the comparable period in 2017. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $22,501,000, or 15.0%, to $127,499,000 for the nine months ended September 30, 2018, from $150,000,000 for the comparable period in 2017. This decrease was primarily the result of a $14,516,000 decrease in commissions due to the decline in mortgage loan originations, a $3,207,000 decrease in personnel expenses due to a reduction in mortgage loan originators, a $2,168,000 decrease in costs related to funding mortgage loans, a $887,000 decrease in rent and rent related expenses, a $760,000 decrease in advertising, a $665,000 decrease in other expenses, and a $298,000 decrease in depreciation on property and equipment.

Interest expense increased by $1,002,000, or 23.3%, to $5,297,000 for the nine months ended September 30, 2018, from $4,295,000 for the comparable period in 2017. This increase was primarily due to an increase in interest expense on mortgage warehouse lines and interest expense on bank loans for real estate held for investment.

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

During the nine months ended September 30, 2018 and 2017, the Company's operations used cash of $10,251,000 and provided cash of $6,030,000, respectively. This decrease was due primarily to an increase in cash used to fund mortgage loans held for sale.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $229,775,000 and $227,774,000 as of September 30, 2018 and December 31, 2017, respectively. This represents 39.3% and 35.1% of the total investments as of September 30, 2018 and December 31, 2017, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At September 30, 2018, 3.4% (or $7,782,000) and at December 31, 2017, 5.4% (or $12,293,000) of the Company's total bond investments were invested in bonds in rating categories three through nine, which were considered non‑investment grade.

The Company has classified its fixed income securities as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2018 and December 31, 2017, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company's total capitalization of stockholders' equity, bank and other loans payable was $368,454,000 as of September 30, 2018, as compared to $306,019,000 as of December 31, 2017. Stockholders' equity as a percent of total capitalization was 46.7% and 48.5% as of September 30, 2018 and December 31, 2017, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2017 was 10.6% as compared to a rate of 9.6% for 2016. The 2018 lapse rate to date has been approximately the same as 2017.

At September 30, 2018, the statutory capital and surplus of the Company's life insurance subsidiaries was $56,688,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On September 7, 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company's Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company's employer matching contribution to the Employee 401(k) Retirement Savings Plan.

The following table shows the Company's repurchase activity during the three months ended September 30, 2018 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
7/1/2018-7/31/2018	-	-	-	-
8/1/2018-8/31/2018	-	-	-	-
9/1/2018-9/30/2018	10,000	$5.45	-	290,000

Total	10,000	$5.45	-	290,000

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

Under the terms of the transaction, as set forth in the Stock Purchase Agreement dated September 1, 2018 (the "Purchase Agreement"), by and among the Company, Beta Capital and Maxson, the Company paid Maxson the purchase consideration at the closing of the transaction equal to the sum of (i) $890,000 in cash plus (ii)  the accounts receivable value of $2,515,783, representing the total amount of the Company's outstanding receivables as of the closing date of September 1, 2018, for a total closing payment of $3,405,783. From the $3,405,783 closing payment, a holdback amount equal to $175,000 was deposited into an interest bearing escrow account to be held for a period of eighteen months from the closing date to pay off any uncollected accounts receivable and other liabilities of Beta Capital as of the closing date.

In addition to the escrow amount, prior to closing Maxson estimated the amount of outstanding, accrued or unpaid liabilities and indebtedness owed by Beta Capital as of the closing date, including but not limited to salaries, commissions, employment taxes, and accounts payable (the "Trailing Liabilities") and left a cash balance in the Company's checking account at closing in the amount of at least 200% of such estimate (the "Cash Amount"). Ninety days after closing, Beta Capital is required to provide Maxson with an accounting of all post-closing payments by Beta Capital of the Trailing Liabilities from the Cash Amount and transfer the remaining balance of the Cash Amount to Maxson. In the event the Cash Amount is insufficient to pay the entire amount of the Trailing Liabilities, Maxson is required to reimburse the Company until the Company has been reimbursed in full for the total amount of the Trailing Liabilities.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment and Restatement to Articles of Incorporation (8)

3.2	Amended and Restated Bylaws (10)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

7.1	Letter from Eide Bailly, LLP (9)

10.1	Amended and Restated Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)

10.2	2003 Stock Option Plan (2)

10.3	2006 Director Stock Option Plan (3)

10.4	2013 Amended and Restated Stock Option and Other Equity Incentive Awards Plan (7)

10.5	2014 Director Stock Option Plan (4)

10.6	Employment Agreement with Scott M. Quist (5)

10.7	Stock Purchase Agreement among Security National Financial Corporation and Reppond Holding Company to purchase First Guaranty Insurance Company (7)

10.8	Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson (11)

10.9	Stock Repurchase Plan

21	Subsidiaries of the Registrant

23.1	Consent of Eide Bailly LLP (6)

23.2	Consent of Mackey Price & Mecham (6)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987

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

(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 15, 2015

(6)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015

(7)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016

(8)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(9)	Incorporated by reference from Report on Form 8-K, as filed on August 4, 2017

(10)	Incorporated by reference from Report on Form 10-Q, as filed on August 25, 2017

(11)	Incorporated by reference from Form 8-K, as filed on September 6, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 13, 2018	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2018	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)