Form 10-K
period 2018-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2019-03-29
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2018, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $31,000,000 based on the $5.20 closing sale price of the Class A common stock as reported on The Nasdaq Stock Market.

As of March 27, 2019, there were outstanding 15,312,687 shares of Class A common stock, $2.00 par value per share, and 2,190,361 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation

Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I

Item 1.  Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eight mortuaries and six cemeteries in the state of Utah and one cemetery in the state of California. The Company also engages in pre-need selling of funeral, cemetery, mortuary, and cremation services through its Utah and California operations. Many of the insurance agents also sell pre-need funeral, cemetery, and cremation services. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes, and other real estate projects. The mortgage segment operates through 97 retail offices and one wholesale office in 20 states, and is an approved mortgage lender in several other states.

The Company’s design and structure are that each business segment is related to the other business segments and contributes to the profitability of the other segments. The Company’s cemetery and mortuary segment provides a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance segment invests their assets (including, in part, pre-need funeral products and services) in investments authorized by the respective insurance departments of their states of domicile. The Company also pursues growth through acquisitions. The Company’s mortgage segment provides mortgage loans and other real estate investment opportunities.

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

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. The cemetery and mortuary companies that the Company has acquired are Holladay Memorial Park, Inc. (1991), Cottonwood Mortuary, Inc. (1991), Deseret Memorial, Inc. (1991), Probst Family Funerals and Cremations L.L.C. (2019), and Heber Valley Funeral Home, Inc. (2019).

In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance residential mortgage loans. In 2012, the Company formed Green Street Mortgage Services, Inc. (now known as EverLEND Mortgage Company) (“EverLEND Mortgage”) also to originate and refinance residential mortgage loans.

See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding business segments of the Company.

Life Insurance

Products

The Company, through Security National Life, issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, accident, and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company’s other insurance subsidiaries, First Guaranty Insurance Company (“First Guaranty”), Memorial Insurance Company of America (“Memorial Insurance”), Southern Security Life Insurance Company, Inc. (“Southern Security”) and Trans-Western Life Insurance Company (“Trans-Western”), service and maintain policies that were purchased prior to their acquisition by Security National Life.

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

Markets and Distribution

The Company is licensed to sell insurance in 38 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific niche markets. The Company’s funeral plan policies are sold primarily to persons who range in age from 45 to 85 and have low to moderate income. A majority of the Company’s funeral plan premiums come from the states of Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Texas, and Utah.

The Company sells its life insurance products through direct agents, brokers, and independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 50% to 120% of first year premiums. In those cases, where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2018:

	2018	2017	2016		2015	2014
Life Insurance
Policy/Cert Count as of December 31	531,831	533,065	531,775	(1)	509,058	497,933
Insurance in force as of December 31 (omitted 000)	$1,838,488	$1,759,148	$1,672,081	(1)	$2,862,803	$2,763,496
Premiums Collected (omitted 000)	$74,965	$69,565	$65,220	(1)	$55,780	$52,418
_____________

(1)	Includes the acquisition of First Guaranty and the termination of the reinsurance assumed from Servicemembers’ Group Life Insurance (“SGLI”).

Underwriting

The factors considered in evaluating an application for ordinary life insurance coverage can include the applicant’s age, occupation, general health, and medical history. Upon receipt of a satisfactory (non-funeral plan insurance) application, which contains pertinent medical questions, the Company issues insurance based upon its medical limits and requirements subject to the following general non‑medical limits:

Age Nearest	Non‑Medical
Birthday	Limits
0‑50	$ 100,000
51‑up	Medical information required (APS or exam)

When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

The Company’s funeral plan insurance is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on the applicant, and an intelliscript prescription history inquiry. There are several underwriting classes in which an applicant can be placed.

Annuities

Products

The Company’s annuity business includes single premium deferred annuities, flexible premium deferred annuities, and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company, which is retained on deposit until such time as the individual may wish to annuitize or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to prematurely surrender their annuity contracts. An immediate annuity is a contract in which the individual remits a sum of money to the Company in return for the Company’s obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual’s life, or for such other period as may be designated.

Annuities have guaranteed interest rates that range from 1% to 6.5% per annum. Rates above the guaranteed interest rate credited are periodically modified by the Board of Directors at its discretion. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. Commissions, issuance expenses, and general and administrative expenses are deducted from this interest rate spread.

Markets and Distribution

The general market for the Company’s annuities is middle to older age individuals. A major source of annuity sales come from direct agents and are sold in conjunction with other insurance sales. If an individual does not qualify for a funeral plan, the agent will often sell that individual an annuity to fund final expenses.

The following table summarizes the annuity business for the five years ended December 31, 2018:

	2018	2017	2016		2015	2014
Annuities Policy/Cert Count as of December 31	22,313	22,729	21,364	(1)	12,022	12,701
Deposits Collected (omitted 000)	$9,644	$10,353	$11,019	(1)	$8,069	$8,010
____________

(1)	Includes the acquisition of First Guaranty.

Accident and Health

Products

With the acquisition of Capital Investors in 1994, the Company acquired a small block of accident and health policies. Since 1999, the Company has offered a low-cost comprehensive diver’s accident policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident.

Markets and Distribution

The Company currently markets its diver’s accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2018:

	2018	2017	2016	2015	2014
Accident and Health Policy/Cert Count as of December 31	3,763	4,069	4,761	5,185	5,838
Premiums Collected (omitted 000)	$98	$104	$113	$119	$133

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

It is the Company’s policy to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2018, was $56,706,000, which represents approximately 3.1% of the Company’s life insurance in force on that date.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding reinsurance.

Investments

The investments that support the Company’s life insurance and annuity obligations are determined by the investment committees of the Company’s subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the Company’s investments must meet statutory requirements governing the nature and quality of permitted investments by its insurance subsidiaries. The Company maintains a diversified investment portfolio consisting of common stocks, preferred stocks, municipal bonds, corporate bonds, mortgage loans, real estate, and other securities and investments.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding investments.

Cemetery and Mortuary

Products

Through its cemetery and mortuary segment, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include: plots, interment vaults, mausoleum crypts, markers, caskets, urns and other death care related products. These services include: professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a mortuary at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has four separate stand-alone mortuary facilities.

Markets and Distribution

The Company’s pre‑need cemetery and mortuary sales are marketed to persons of all ages but are generally purchased by persons 45 years of age and older. The Company is limited in its geographic distribution of these products to areas lying within an approximate 20-mile radius of its mortuaries and cemeteries. The Company’s at-need sales are similarly limited in geographic area.

The Company actively seeks to sell its cemetery and funeral products to customers on a pre‑need basis. The Company employs cemetery sales representatives on a commission basis to sell these products. Many of these pre-need cemetery and mortuary sales representatives are also licensed insurance salesmen and sell funeral plan insurance. In some instances, the Company’s cemetery and mortuary facilities are the named beneficiaries of the funeral plan policies.

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

Security National Life originates and funds commercial real estate loans, residential construction loans, and land development loans for internal investment.

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to real estate brokers and some independent mortgage loan originators. The Company has a strong retail origination presence in the Utah, Florida, Nevada, and Texas markets in addition to one wholesale branch office located in Utah, with sales representatives in these and other states. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

Recent Acquisitions and Other Business Activities

Acquisitions

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

Under the terms of the transaction, as set forth in the Stock Purchase Agreement, dated June 1, 2018, by and among the Company, Beta Capital and Maxson, the Company paid Maxson the purchase consideration at the closing of the transaction equal to the sum of (i) $890,000 in cash plus (ii)  the accounts receivable value of $2,515,783, representing the total amount of the Company's outstanding receivables as of the closing date of June 1, 2018, for a total closing payment of $3,405,783. From the $3,405,783 closing payment, a holdback amount equal to $175,000 was deposited into an interest bearing escrow account to be held for a period of eighteen months from the closing date to pay off any uncollected accounts receivable and other liabilities of Beta Capital as of the closing date.

Acquisition of Probst Family Funerals and Cremations and Heber Valley Funeral Home

On February 15, 2019, the Company, through its wholly-owned subsidiary, Memorial Mortuary Inc., completed an asset purchase transaction with Probst Family Funerals and Cremations, LLC. (“Probst Family Funerals”) and Heber Valley Funeral Home, Inc. (“Heber Valley Funeral Home”). These funeral homes are both located in Heber Valley, a community situated about 45 miles southeast of Salt Lake City. For the year ended December 31, 2018, Probst Family Funerals and Heber Valley Funeral Home had combined revenues of $1,055,634 and a combined net pre-tax income of $179,613. As of December 31, 2018, Probst Family Funerals and Heber Valley Funeral Home had combined assets of $1,161,029 and a combined total equity of $18,052.

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated February 15, 2019, by and among SN Probst LLC, a wholly owned subsidiary of Memorial Mortuary (“SN Probst”), and Probst Family Funerals, Heber Valley Funeral Home, Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha L. Probst, Memorial Mortuary, through its wholly owned subsidiary SN Probst, paid the purchase price of $3,300,000 for the business and assets of Probst Family Funerals and Heber Valley Funeral Home, subject to a $150,000 holdback. At the closing, Probst Funeral Homes and Heber Valley Funeral Home paid off the $907,407 principal balance and $4,340 in interest on a loan at Zions Bank that was secured by the Heber Valley Funeral Home. Also, at the closing, Probst Funeral Homes and Heber Valley Funeral Home paid off the $157,148 loan with Utah Community Credit Union and the $32,987 line of credit with Zions Bank.

Real Estate Development

The Company is capitalizing on the opportunity to develop commercial assets on its existing properties. The cost to acquire existing for-sale assets currently exceeds the replacement costs, thus creating the opportunity for development and redevelopment of the land that the Company currently owns. The Company has developed, or is in the process of developing, assets that have an initial development cost exceeding $100,000,000.  The Company plans to continue its development endeavors as the market demands.

Center53 Development

In 2015, the Company broke ground and commenced development on the first phase of its new corporate campus.  The anticipated project, comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City, is envisioned to be a multi-year, phased development. At full development, the project will include nearly one million square-feet in six buildings, ranging from four to ten stories, and will be serviced by three parking structures with about 4,000 stalls. The first phase of the project includes a building and a parking garage consisting of nearly 200,000 square feet of office and retail space with 748 parking stalls. This phase of the campus was completed in July 2017 and is currently 65% leased. The Company continues to market the property to potential tenants.

Sale of Dry Creek at East Village Apartments

On March 29, 2018, the Company through its wholly owned subsidiary, Security National Life, completed the sale of the Dry Creek at East Village (“Dry Creek”) apartments to a subsidiary of Dinapoli Capital Partners, LLC (“Dinapoli Capital”) pursuant to the terms of the Purchase and Sale Agreement, dated February 14, 2018, between Security National Life and Dinapoli Capital. The purchase price paid for the Dry Creek apartments was $57,000,000. From the proceeds that Security National Life received from the sale of the apartment complex, $26,802,904 was used to pay off an existing loan at Zions First National Bank, N.A., which was secured by a security interest in the apartment complex. A brokerage commission of $285,000 and legal fees and related costs were also paid from the purchase proceeds. The Company’s book basis in Dry Creek was approximately $34,250,000, and the Company recognized a gain of approximately $22,252,000 from the sale in the first quarter of 2018.

Regulation

The Company’s insurance subsidiaries are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company’s insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations, or delay implementation of the Company’s business plans.

The Company’s life insurance subsidiaries are currently subject to regulation in Utah, Arkansas, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Company completed an examination by Louisiana for the three year period ending December 31, 2016 and has also completed examinations by Arkansas, Mississippi, Texas and Utah for the four year period ending December 31, 2017. The Texas Department of Banking also audits pre-need insurance policies that are issued in the state of Texas.  Pre-need policies are life and annuity products sold as the funding mechanism for funeral plans through funeral homes by Security National agents.  The Company is required to send the Texas Department of Banking an annual report that summarizes the number of policies in force and the face amount or death benefit for each policy.  This annual report also indicates the number of new policies issued for that year, all death claims paid that year, and all premiums received.

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

Income Taxes

The Company’s insurance subsidiaries, Security National Life and First Guaranty, are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions and reserves for future policyholder benefits (with modifications). The Company may be subject to the corporate Alternative Minimum Tax (AMT) for tax years ending prior to January 1, 2018. The Tax Cuts and Jobs Act (the “Tax Act”) repealed the corporate AMT for tax years beginning after December 31, 2017. Also, under the Tax Act, December 31, 2017 policyholder surplus account balances result in taxable income over a period of eight years.

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

The Company’s non‑life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. The following subsidiaries are regulated as life insurance companies but do not meet the Internal Revenue Code definition of a life insurance company, so they are taxed as insurance companies other than life insurance companies: Memorial Insurance, Southern Security, and Trans-Western.

Competition

The life insurance industry is highly competitive. There are approximately 1,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price, and customer service. The Company’s insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and more diversified line of insurance products than the Company. In addition, such companies generally have a larger sales force. Further, the Company competes with mutual insurance companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is smaller by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

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

Employees

As of December 31, 2018, the Company had 1,237 full-time and 196 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.
Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
5300 S. 360 W.	Salt Lake City	UT	Corporate Headquarters	Owned	36,000	N/A			N/A
5201 S. Green St.	Salt Lake City	UT	Mortgage Operations	Owned	12,498	N/A			N/A
1044 River Oaks Dr.	Flowood	MS	Insurance Operations	Owned	5,522	N/A			N/A
5239 Greenpine Dr.	Murray	UT	Funeral Service Operations	Owned	1,642	N/A			N/A
121 W. Election Rd., Suite 100	Draper	UT	Mortgage Sales	Owned	15,119	N/A			N/A
497 Sutton Bridge Rd.	Rainbow City	AL	Fast Funding Operations	Leased	12,850	$8,000	/	mo	12/31/2019
3515 Pelham Rd., Suite 200	Greenville	SC	Fast Funding Operations	Leased	4,000	$4,333	/	mo	6/30/2019
4007 Seaboard Court, Suite 1	Portsmouth	VA	Fast Funding Operations	Leased	N/A	$3,000	/	mo	5/31/2020
16427 North Scottsdale Rd.	Scottsdale	AZ	Mortgage Sales	Leased	3,966	$10,742	/	mo	12/31/2019
17015 N. Scottsdale Rd., Suite 125	Scottsdale	AZ	Mortgage Sales	Leased	6,070	$13,415	/	mo	4/30/2020
8600 East Anderson Dr., Suite 240	Scottsdale	AZ	Mortgage Sales	Leased	3,756	$8,764	/	mo	8/31/2019
1819 S. Dobson Rd., Suite 202/203	Mesa	AZ	Mortgage Sales	Leased	2,397	$2,447	/	mo	7/31/2019
17505 N 79th Ave., Suite 213-E	Glendale	AZ	Mortgage Sales	Leased	N/A	$650	/	mo	6/30/2019
5100 N. 99th Ave., Suite 100	Phoenix	AZ	Mortgage Sales	Leased	2,540	$3,175	/	mo	10/22/2021
1930 S Alma School Rd.	Mesa	AZ	Mortgage Sales	Leased	1,762	$1,909	/	mo	9/14/2019
2999 Douglas Blvd.	Roseville	CA	Mortgage Sales	Leased	1,515	$3,485	/	mo	6/30/2020
4 Upper Newport Plaza, Suite. 103	Newport Beach	CA	Mortgage Sales	Sub-Leased	N/A	$850	/	mo	month to month
8525 Madison Ave., Suite 142	Fair Oaks	CA	Mortgage Sales	Leased	1,200	$4,132	/	mo	6/30/2019
3435 South Demaree	Visalia	CA	Mortgage Sales	Leased	1,740	$2,175	/	mo	4/30/2019
2333 San Ramon Vallue Blvd.	San Ramon	CA	Mortgage Sales	Leased	1,563	$4,064	/	mo	5/14/2019
140 Gregory Ln.	Pleasant Hill	CA	Mortgage Sales	Leased	3,125	$6,094	/	mo	1/31/2019
3908 Hathaway Ave.	Long Beach	CA	Mortgage Sales	Leased	200	$100	/	mo	month to month
13191 Crossroads Parkway	City of Industry	CA	Mortgage Sales	Sub-Leased	2,569	$6,316	/	mo	7/31/2020
8480 E. Orchard Rd., Suite 4200	Greenwood Village	CO	Mortgage Sales	Leased	4,631	$9,841	/	mo	5/31/2021
1120 W. 122nd Ave., Suite 104	Denver	CO	Mortgage Sales	Leased	2,088	$3,654	/	mo	10/31/2021
7100 E. Belleview Ave.	Greenwood	CO	Mortgage Sales	Leased	2,549	$5,310	/	mo	11/30/2019
5475 Tech Center Dr., Suite 100	Colorado Springs	CO	Mortgage Sales	Leased	3,424	$3,852	/	mo	7/31/2020
8191 College Parkway, Suite 201	Ft Myers	FL	Mortgage Sales	Leased	4,676	$3,917	/	mo	8/21/2021
7830 Lake Wilson Road	Davenport	FL	Mortgage Sales	Leased	200	$750	/	mo	month to month
1545 S. Belcher Rd., Suite B	Clearwater	FL	Mortgage Sales	Leased	Desk Rental	$3,073	/	mo	4/30/2019
5331 Commercial Way, Suite 203	Springhill	FL	Mortgage Sales	Leased	995	$1,200	/	mo	3/31/2020
203 NE 1st Ave.	Delray Beach	FL	Mortgage Sales	Leased	1,350	$4,013	/	mo	6/30/2019
3689 Tampa Rd., Suite 324	Oldsmar	FL	Mortgage Sales	Leased	2,553	$2,708	/	mo	2/28/2020
3689 Tampa Rd., Suite 330	Oldsmar	FL	Mortgage Sales	Leased	4,167	$4,553	/	mo	2/28/2019
4732 US Highway 98 N.	Lakeland	FL	Mortgage Sales	Leased	1,250	$535	/	mo	month to month
1145 TownPark Ave., Suites 2215/2255	Lake Mary	FL	Mortgage Sales	Leased	9,390	$19,829	/	mo	2/29/2020
1525 International Parkway	Lake Mary	FL	Mortgage Sales	Sub-Leased	2,862	$5,440	/	mo	10/31/2019
3970 Tampa Rd. Oldsmar, Suite L	Pinnellas County	FL	Mortgage Sales	Leased	750	$813	/	mo	8/31/2020
113th Str. N. and 82nd Ave. N.	Seminole	FL	Mortgage Sales	Leased	N/A	$2,100	/	mo	8/30/2020
3030 McEver Rd., Suite 220	Gainsville	GA	Mortgage Sales	Leased	300	$839	/	mo	month to month
788 Walnut St., Suite 8	Macon	GA	Mortgage Sales	Leased	650	$400	/	mo	month to month
2886 Smokey Road	Newman	GA	Mortgage Sales	Leased	300	$500	/	mo	month to month
1001 Kamokila Blvd., Suite 142	Kapolei	HI	Mortgage Sales	Leased	564	$1,660	/	mo	12/31/2019
4370 Kukui Grove St., Suite 201	Lihue	HI	Mortgage Sales	Leased	864	$1,331	/	mo	2/28/2019
9042 W. Barnes Dr.	Boise	ID	Mortgage Sales	Leased	1,568	$2,250	/	mo	10/31/2019
116 N. 3rd St., Suite 12	Mccall	ID	Mortgage Sales	Leased	480	$400	/	mo	month to month
12 W. Main St. Suite 3	Rexburg	ID	Mortgage Sales	Leased	800	$1,000	/	mo	month to month
3040 E 17th, Suite A	Idaho Falls	ID	Mortgage Sales	Leased	2,500	$3,000	/	mo	5/31/2019
7225-27 West Madison St.	Forest Park	IL	Mortgage Sales	Leased	1,800	$2,200	/	mo	6/30/2020
9963 Crosspoint Blvd Suites 101/102	Indianapolis	IN	Mortgage Sales	Leased	N/A	$1,350	/	mo	7/31/2019
568 Greenluster Dr.	Covington	LA	Mortgage Sales	Leased	150	$750	/	mo	month to month
1 Sanctuary Blvd. Suite 302A	Mandeville	LA	Insurance Sales	Leased	867	$1,382	/	mo	6/30/2020
4987 Fall Creek Rd. Suite 1	Branson	MO	Mortgage Sales	Leased	700	$1,000	/	mo	3/31/2019
801 Cascade Pointe Lane, Suite 101	Raleigh	NC	Mortgage Sales	Sub-Leased	2,000	$2,961	/	mo	4/30/2020
7930 West Kenton Circle	Huntersville	NC	Mortgage Sales	Sub-Leased	951	$1,918	/	mo	2/29/2020
2370 Corporate Circle, Suite 200	Henderson	NV	Mortgage Sales	Leased	10,261	$18,297	/	mo	4/30/2020
2370 Corporate Circle, Suite 270	Henderson	NV	Mortgage Sales	Leased	2,520	$5,956	/	mo	4/30/2020
3285 No. Fort Apache Rd, Suite 150	Las Vegas	NV	Mortgage Sales	Leased	N/A	$11,500	/	mo	month to month
10765 Double R Blvd.	Reno	NV	Mortgage Sales	Leased	4,214	$9,144	/	mo	10/31/2021
1980 Festival Plaza Dr., Suite 850	Las Vegas	NV	Mortgage Sales	Leased	12,866	$43,615	/	mo	5/31/2021
4000 S. Eastern Ave., Suite 310	Las Vegas	NV	Mortgage Sales	Sub-Leased	2,750	$4,950	/	mo	1/31/2020
8720 Orion Place, Suite 160	Colombus	OH	Mortgage Sales	Leased	1,973	$1,726	/	mo	6/30/2023
10610 SE Washington	Portland	OR	Mortgage Sales	Leased	506	$600	/	mo	month to month
3311 NE MLK Jr Blvd., Suite 203	Portland	OR	Mortgage Sales	Leased	1,400	$875	/	mo	month to month
10365 SE Sunnyside Rd., Suite 310	Clackamus	OR	Mortgage Sales	Leased	1,288	$2,420	/	mo	11/30/2019
6263 Poplar Ave., Suite 900	Memphis	TN	Mortgage Sales	Leased	1,680	$2,476	/	mo	3/31/2019
6640 Carothers Parkway, Suite 150	Franklin	TN	Mortgage Sales	Leased	3,229	$8,199	/	mo	3/31/2020
208 Sunset Dr., Suites 403/404	Knoxville	TN	Mortgage Sales	Leased	2,476	$3,817	/	mo	10/31/2022
2159 N Thompson Lane, Suite A-7	Murfreesboro	TN	Mortgage Sales	Leased	1,100	$1,150	/	mo	month to month
11525 Fry Road, Suite 106	Fulshear	TX	Mortgage Sales	Leased	N/A	$800	/	mo	month to month
11550 Fuqua, Suite 200	Houston	TX	Mortgage Sales	Leased	1,865	$3,341	/	mo	4/30/2020
3000 Joe DiMaggio Blvd., Bldg 12 Suite 42	Round Rock	TX	Mortgage Sales	Leased	920	$1,750	/	mo	5/15/2021
2408 Jacaman Road, Suite F	Laredo	TX	Mortgage Sales	Leased	N/A	$900	/	mo	6/1/2020
532 FM 120 East	East Pottsboro	TX	Mortgage Sales	Leased	1,800	$1,600	/	mo	month to month
8300 Cypress Creek Parkway, Suite 450	Houston	TX	Mortgage Sales	Leased	100	$276	/	mo	month to month
2877 Commercial Center	Katy	TX	Mortgage Sales	Leased	250	$2,000	/	mo	month to month
602 S Main St., Suite 300	Weatherford	TX	Mortgage Sales	Leased	1,000	$1,865	/	mo	5/31/2019
52 Sugar Creek Center Blvd., Suite 150	Sugarland	TX	Mortgage Sales	Leased	1,788	$3,994	/	mo	3/31/2020
2526 N. Loop 1604 W., Suite 210	San Antonio	TX	Mortgage Sales	Leased	4,959	$10,538	/	mo	11/30/2019
1 Chisholm Trail Rd., Suite 210	Round Rock	TX	Mortgage Sales	Leased	3,402	$4,961	/	mo	12/31/2020
3027 Marina Bay Dr., Suite 200	League City	TX	Mortgage Sales	Leased	1,225	$2,118	/	mo	3/31/2020
24668 Kingsland Blvd.	Katy	TX	Mortgage Sales	Leased	144	$500	/	mo	month to month
1848 Norwood Plaza, Suite 213	Hurst	TX	Mortgage Sales	Leased	1,596	$1,031	/	mo	month to month
17347 Village Green Dr., Suite 102	Houston	TX	Mortgage Sales	Leased	4,395	$8,970	/	mo	11/30/2019
4100 Alpha Rd., Suite 650	Farmers Branch	TX	Mortgage Sales	Leased	2,935	$4,158	/	mo	3/31/2020
1626 Lee Trevino, Suite A	El Paso	TX	Mortgage Sales	Leased	4,200	$7,799	/	mo	12/31/2019
9737 Great Hills Trail, Suites 150, 200, 220	Austin	TX	Mortgage Sales	Sub-Leased	19,891	$36,052	/	mo	8/31/2024
1213 East Alton Gloor Blvd., Suite H	Brownsville	TX	Mortgage Sales	Leased	2,000	$2,200	/	mo	3/31/2020
7920 Belt Line Rd., Suite 720	Dallas	TX	Mortgage Sales	Leased	1,714	$2,143	/	mo	month to month
12222 Merit Dr., Suite 220	Dallas	TX	Mortgage Sales	Leased	1,799	$2,848	/	mo	9/30/2019
5020 Collinwood Ave., Suite 100	Fort Worth	TX	Mortgage Sales	Leased	2,687	$5,150	/	mo	1/31/2021
240 North Adams St., Suite 4	Eagle Pass	TX	Mortgage Sales	Leased	275	$1,015	/	mo	12/31/2019
13413 Galleria Circle, Suite 180	Austin	TX	Mortgage Sales	Sub-Leased	1,851	$3,394	/	mo	2/28/2019
118 E. Vine St.	Tooele	UT	Mortgage Sales	Leased	1,000	$840	/	mo	7/1/2020
5965 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	2,000	$600	/	mo	month to month
6575 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	3,323	$5,221	/	mo	8/31/2019
10437 S. 1300 W., Suite 200	South Jordan	UT	Mortgage Sales	Leased	4,000	$8,118	/	mo	9/30/2019
126 W. Sego Lily Dr., Suite 260	Sandy	UT	Mortgage Sales	Leased	2,794	$5,672	/	mo	8/31/2020
1145 S. 800 E.	Orem	UT	Mortgage Sales	Leased	2,581	$4,431	/	mo	1/31/2020
1111 Brickyard Rd., Suite 107	Salt Lake City	UT	Mortgage Sales	Leased	4,857	$4,408	/	mo	1/31/2020
1751 W. Alexander St., Suite 10	Salt Lake City	UT	Mortgage Sales	Sub-Leased	300	$500	/	mo	month to month
1224 S. River Rd., Suites E3 and B4	Saint George	UT	Mortgage Sales	Leased	1,900	$1,869	/	mo	6/30/2019
6965 S. Union Park, Suites 100, 190, 260, 300, 460, 470, & 480	Midvale	UT	Mortgage Sales	Leased	39,649	$77,726	/	mo	6/30/2021
6975 Union Park Ave., Suite 420	Midvale	UT	Mortgage Sales	Leased	6,672	$14,511	/	mo	4/30/2019
1133 North Main St.	Layton	UT	Mortgage Sales	Sub-Leased	300	$1,000	/	mo	month to month
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	953	$765	/	mo	9/30/2019
695 East Main Street	Midway	UT	Mortgage Sales	Leased	N/A	$100	/	mo	month to month
170 S Interstate Plaza, Suite 230	Lehi	UT	Mortgage Sales	Leased	1,927	$3,453	/	mo	7/31/2021
1525 N Main St, Suite 106	Bountiful	UT	Mortgage Sales	Sub-Leased	3,127	$2,606	/	mo	4/14/2019
75 Towne Ridge Parkway, Suite 100	Sandy	UT	Mortgage Sales	Leased	6,867	$15,737	/	mo	8/31/2023
3130 West Maple Loop Drive	Lehi	UT	Mortgage Sales	Leased	3,643	$4,857	/	mo	2/28/2019
2326 Washington Blvd., Suite 204	Ogden	UT	Mortgage Sales	Leased	N/A	$500	/	mo	5/31/2019
590 W. State Street	Pleasant Grove	UT	Mortgage Sales	Leased	250	$500	/	mo	month to month
79 E. Main Street	Midway	UT	Funeral Service Sales	Leased	4,476	$3,460	/	mo	10/31/2019
15640 NE Fourth Plain Blvd., Suite 221	Vancouver	WA	Mortgage Sales	Leased	360	$425	/	mo	12/31/2019
4530 Union Bay Plaza NE, Suite 209	Seattle	WA	Mortgage Sales	Leased	480	$900	/	mo	month to month
5002 7th Ave.	Kenosha	WI	Mortgage Sales	Leased	1,450	$1,200	/	mo	10/31/2019

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
______________

(1)
The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports, or the Company’s inspection of the cemeteries. The Company estimates that there are approximately 1,200 spaces per developed acre.

(2)	Includes both reserved and occupied spaces.
(3)	Includes two granite mausoleums.
(4)	Includes an open easement.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the eight Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary, Inc.
Memorial Mortuary	5850 South 900 East
	Murray, Utah	1973	3	1	20,000

Affordable Funerals and Cremations, St. George	157 East Riverside Dr., No. 3A	2016	1	1	2,360
	St. George, Utah

Memorial Estates, Inc.
Redwood Mortuary (1)	6500 South Redwood Rd.
	West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary (1)	3115 East 7800 South
	Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary (1)	1640 East Lakeview Dr.
	Bountiful, Utah	1973	0	1	5,500

Lakehills Mortuary (1)	10055 South State St.
	Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary, Inc.
Cottonwood Mortuary (1)	4670 South Highland Dr.
	Holladay, Utah	1991	2	1	14,500

SN Probst LLC
Heber Valley Funeral Home	288 North Main St.
	Heber City, Utah	2019	1	1	5,900
___________
(1)	These funeral homes also provide burial niches at their respective locations.

Item 3.  Legal Proceedings

Lehman Brothers Holdings Litigation – Delaware and New York

In January 2014, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims that Fannie Mae had asserted against Lehman Holdings, which were based on alleged breaches of certain representations and warranties by Lehman Holdings in the mortgage loans it had sold to Fannie Mae.  Lehman Holdings had acquired these loans from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, which in turn purchased the loans from certain residential mortgage loan originators, including SecurityNational Mortgage. A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014.

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

On January 26, 2016, SecurityNational Mortgage filed a declaratory judgment action against Lehman Holdings in the Superior Court for the State of Delaware.  In the Delaware action, SecurityNational Mortgage asserted its right to obtain a declaration of rights in that there are allegedly millions of dollars in dispute with Lehman Holdings pertaining to approximately 136 mortgage loans.  SecurityNational Mortgage sought a declaratory judgment as to its rights as it contends that it has no liability to Lehman Holdings as a result of Lehman Holdings’ settlements with Fannie Mae and Freddie Mac.  Lehman Holdings filed a motion in the Delaware court seeking to stay or dismiss the declaratory judgment action.  On August 24, 2016, the Court ruled that it would exercise its discretion to decline jurisdiction over the action and granted Lehman Holdings’ motion to dismiss.

On February 3, 2016, Lehman Holdings filed an adversary proceeding against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York seeking a declaration of rights similar in nature to the declaratory judgment that SecurityNational Mortgage sought in its Delaware lawsuit, and for damages relating to the alleged obligations of the defendants under the indemnification provisions of the alleged agreements, in amounts to be determined at trial, including interest, attorneys’ fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants. No response was required to be filed relative to the Complaint or the Amended Complaint dated March 7, 2016. A Case Management Order was entered on November 1, 2016.

On December 27, 2016, pursuant to the Case Management Order, Lehman Holdings filed a Second Amended Complaint against SecurityNational Mortgage, which eliminates the declaratory judgment claim but retains a similar claim for damages as in the Complaint. Many of the defendants, including SecurityNational Mortgage, filed a joint motion in the case asserting that the Bankruptcy Court does not have subject matter jurisdiction concerning the matter and that venue is improper. Lehman Holdings’ response memorandum was filed on May 31, 2017 and a reply memorandum of the defendants filing the motion was filed on July 14, 2017.  A hearing on the motion was held on June 12, 2018.

On September 17, 2018, certain defendants, including SecurityNational Mortgage, also filed a notice of appeal, and thereafter a motion for leave to file an interlocutory appeal as to the Bankruptcy Court’s Decision pertaining to jurisdiction and improper venue as a “protective” appeal should the District Court decide not to treat the Decision as findings of fact and conclusions of law. Separately, certain other defendants also filed a notice of appeal and motion for leave to file an interlocutory appeal with respect to the Bankruptcy Court’s Decision concerning improper venue. Lehman Holdings filed its response on October 22, 2018, and defendants are permitted to file a joint reply to Lehman Holdings’ response no later than November 26, 2018. The motions to file appeals were consolidated before Valerie Caproni, U.S. District Court Judge, Case No. 18-cv-8986. Case No. 18-mc-00392 is also before Judge Caproni.

On October 1, 2018, Lehman Holdings filed a motion for leave to file a Third Amended Complaint against numerous defendants including SecurityNational Mortgage. In addition to the Fannie Mae and Freddie Mac related loans, the amendments/supplements include additional mortgage loans sold to Lehman Holdings that were packaged for securitization (“RMBS loans”). The RMBS loans had allegedly been sold by defendants to Lehman Bank that, in turn, sold them to Lehman Holdings. The allegations pertaining to the RMBS loans include, e.g., purported breaches of representations and warranties made to the securitization trusts by Lehman Holdings. Lehman Holdings asserts that it made representations and warranties purportedly based in part by representations and warranties made to Lehman Bank by loan originators, including SecurityNational Mortgage.

The alleged RMBS loans in dispute with SecurityNational Mortgage allegedly involve millions of dollars pertaining to approximately 577 mortgage loans in addition to the Fannie Mae and Freddie Mac related loans. Lehman Holdings also moved the Court to simultaneously allow alternate dispute resolution procedures to take place, including potential mediation. Over objections, at a hearing on October 29, 2018, the Court granted Lehman Holdings’ motion to amend/supplement its complaints adding the RMBS loans, and also to mandate alternative dispute resolution procedures affecting many defendants, including SecurityNational Mortgage.

Instead of filing a Third Amended Complaint to include the RMBS loans referenced above, Lehman Holdings filed the matter against SecurityNational Mortgage as a new complaint ("RMBS Complaint") (United States Bankruptcy Court, Southern District of New York, Adversary Proceeding 18-01819) pertaining to the approximately 577 RMBS loans, with the Second Amended Complaint remaining the same. The RMBS Complaint seeks alleged damages relating to obligations under alleged contractual indemnification provisions in an amount to be determined at trial, reasonable interest, costs and expenses incurred by LBHI in enforcing alleged obligations, including attorneys' fees and costs and any expert witness fees incurred in litigation; and such other relief as the Court deems just and proper. SecurityNational Mortgage denies any liability to Lehman Holdings and intends to vigorously protect and defend its position.

In response to a Court order, certain defendants referenced in the Second Amended Complaint and the RMBS Complaints negotiated with Lehman Holdings concerning an amended case management order pertaining to certain case procedures and management for both lawsuits including, but not limited to, timing for filing motions and answering the complaints, and provisions concerning discovery such as document production, taking depositions, and use of experts. At a hearing held on March 7, 2019, the Court considered differences of the parties as to the content of an amended case management order, and thereafter signed an amended case management order dated March 13, 2019.

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

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A common stock trades on The NASDAQ National Market under the symbol “SNFCA.” As of March 27, 2019, the closing stock price of the Class A common stock was $4.73 per share. The following were the high and low market closing stock prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2017:

	Price Range (1)
	High	Low
Period (Calendar Year)
2017
First Quarter	$6.62	$5.66
Second Quarter	$6.39	$5.67
Third Quarter	$5.85	$4.63
Fourth Quarter	$5.06	$4.44

2018
First Quarter	$5.14	$4.12
Second Quarter	$5.24	$4.90
Third Quarter	$5.29	$4.80
Fourth Quarter	$5.62	$4.91

2019
First Quarter (through March 27, 2019)	$5.61	$4.73

____________
 (1) Stock prices have been adjusted retroactively for the effect of annual 5% stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 12 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C common stock has been paid each year from 1990 through 2018.

The following table shows the Company’s repurchase activity of its common stock during the three months ended December 31, 2018 under its Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
10/1/2018-10/31/2018	10,000	$5.66	-	290,000
11/1/2018-11/30/2018	6,400	$5.59	-	283,600
12/1/2018-12/31/2018	12,300	$5.60	-	271,300

Total	28,700	$5.61	-	271,300

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2014 through December 31, 2018. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was $100 at December 31, 2014 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
SNFC	100	120	124	106	109
S & P 500	100	99	109	130	122
S & P Insurance	100	100	115	131	114

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

As of December 31, 2018, there were 3,289 record holders of Class A common stock and 68 record holders of Class C common stock.

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

Insurance Operations

The following table shows the condensed financial results for the Company’s insurance operations for the years ended December 31, 2018 and 2017.  See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2018	2017	2018 vs 2017 % Increase (Decrease)
Revenues from external customers:
Insurance premiums	$75,929	$70,412	8%
Net investment income	38,720	34,090	14%
Gains (losses) on investments and other assets	21,396	(3,871)	653%
Other than temporary impairments	0	(774)	(100%)
Other	1,637	856	91%
Total	$137,682	$100,713	37%
Intersegment revenue	$3,973	$5,988	(34%)
Earnings before income taxes	$30,124	$4,729	537%

Intersegment revenues for the Company’s insurance operations were primarily interest income from the warehouse lines provided to its mortgage lending affiliates to fund loans held for sale. Profitability in 2018 increased due to the gain of $22,252,000 on the sale of Dry Creek at East Village Apartments, increases in investment income, and increases in insurance premiums. These increases were partially offset by increases in benefits and expenses.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for the years ended December 31, 2018 and 2017. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2018	2017	2018 vs 2017 % Increase (Decrease)
Revenues from external customers:
Mortuary revenues	$5,514	$5,003	10%
Cemetery revenues	8,213	7,660	7%
Net investment income	283	424	(33%)
Gains on investments and other assets	2,301	186	1137%
Other	129	92	32%
Total	$16,440	$13,365	23%
Earnings before income taxes	$3,916	$1,677	134%

Included in net investment income was net rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income was offset by property insurance, taxes, maintenance expenses and depreciation. Memorial Estates recorded depreciation on these properties of $598,000 and $645,000 for the twelve months ended December 31, 2018 and 2017, respectively. Profitability in 2018 has increased due to a gain on the sale of assets of Deseret Mortuary and an increase in cemetery and mortuary revenues.

Mortgage Operations

The Company’s wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage Company, are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage and EverLEND Mortgage originate and refinance mortgage loans on a retail basis. Mortgage loans originated or refinanced by the Company’s mortgage subsidiaries are funded through loan purchase agreements with Security National Life and unaffiliated financial institutions.

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 19% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the twelve months ended December 31, 2018 and 2017, SecurityNational Mortgage originated 10,252 loans ($2,150,933,000 total volume) and 12,877 loans ($2,534,032,000 total volume), respectively. For the twelve months ended December 31, 2018 and 2017, EverLEND Mortgage originated 173 loans ($43,675,000 total volume) and 49 loans ($11,724,000 total volume), respectively.

The following table shows the condensed financial results for the Company’s mortgage operations for the years ended 2018 and 2017.  See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2018	2017	2018 vs 2017 % Increase (Decrease)
Revenues from external customers:
Income from loan originations	$35,769	$45,040	(21%)
Secondary gains from investors	80,417	108,757	(26%)
Net investment income	910	549	66%
Gains on investments and other assets	243	736	(67%)
Other	8,157	7,766	5%
Total	$125,496	$162,848	(23%)
Earnings before income taxes	$(7,860)	$1,127	(797%)

Included in other revenues is service fee income. The decrease in revenues for the Company’s mortgage operations for the twelve months ended December 31, 2018 as compared to December 31, 2017 was due to a reduction in mortgage loan originations and refinancings, and subsequent sales into the secondary market.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2018 and 2017, the balances were $3,605,000 and $2,572,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers holdings, see Part I, Item 3. Legal Proceedings.

Significant Accounting Policies

The following is a brief summary of the Company’s significant accounting policies and a review of the Company’s most critical accounting estimates. See Note 1 of the Notes to Consolidated Financial Statements.

Insurance Operations

In accordance with generally accepted accounting principles in the United States of America (“GAAP”), premiums and other considerations received for interest sensitive products are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Company revises the estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

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

Pre-need sales of cemetery merchandise (primarily markers and vaults), including revenue and costs associated with the sales of pre-need cemetery merchandise, are deferred until the merchandise is delivered, fulfilling the performance obligation.

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

Mortgage Operations

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans. Mortgage loans held for sale prior to July 1, 2017 were shown on the Company’s consolidated balance sheets at the lower of cost or market and all revenues and costs were deferred until the loans were sold to a third-party investor. On July 1, 2017, the Company made an election to use fair value accounting for all mortgage loans that are held for sale. Accordingly, all revenues and costs are now recognized when the mortgage loan is funded and any changes in fair value are shown as a component of mortgage fee income.

The Company, through its mortgage subsidiaries, sells mortgage loans to third-party investors without recourse, unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

●	Failure to deliver original documents specified by the investor,

●	The existence of misrepresentation or fraud in the origination of the loan,

●	The loan becomes delinquent due to nonpayment during the first several months after it is sold,

●	Early pay-off of a loan, as defined by the agreements,

●	Excessive time to settle a loan,

●	Investor declines purchase, and

●	Discontinued product and expired commitment.

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

It is the Company’s policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

●	Research reasons for rejection,

●	Provide additional documents,

●	Request investor exceptions,

●	Appeal rejection decision to purchase committee, and

●	Commit to secondary investors.

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

Determining lower of cost or market. Cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value, while often difficult to determine, is based on the following guidelines:
●	For loans that are committed, the Company uses the commitment price.

●	For loans that are non-committed that have an active market, the Company uses the market price.

●	For loans that are non-committed where there is no market but there is a similar product, the Company uses the market value for the similar product.

●
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

Loan Commitments

The Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted mortgage backed security (“MBS”) prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment net of estimated commission expense. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued and is shown net of related expenses. Following issuance, the value of a loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company’s recent historical data are used to estimate the quantity and value of mortgage loans that will fund within the terms of the commitments.

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

The Company, through its cemetery and mortuary operations, provides a guaranteed funeral arrangement wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder or potential mortuary customer utilizes one of the Company’s facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price. The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy.

Mortgage Servicing Rights

Mortgage Service Rights (“MSR”) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on the loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate owned and property dispositions. The Company initially accounts for MSRs at fair value and subsequently accounts for them using the amortization method. MSR amortization is determined by amortizing the MSR balance in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets. The Company periodically assesses MSRs accounted for using the amortization method for impairment.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions in the event of defects in the representations and warranties made at loan sale. The Company accrues a monthly allowance for indemnification losses to investors based on total production. This estimate is based on the Company’s historical experience and is included as a component of mortgage fee income. Subsequent updates to the recorded liability from changes in assumptions are recorded in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses.

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities require various estimates and judgments and may be affected favorably or unfavorably by various internal and external factors.  These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities that arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and in estimating the ultimate amount of deferred tax assets recoverable in future periods. Factors affecting the deferred tax assets and liabilities include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, and changes to overall levels of pre-tax earnings.  Changes in these estimates, judgments or factors may result in an increase or decrease to the Company’s deferred tax assets and liabilities with a related increase or decrease in the Company’s provision for income taxes.

Results of Consolidated Operations

2018 Compared to 2017

Total revenues increased by $2,693,000, or 1.0%, to $279,619,000 for 2018 from $276,926,000 for the fiscal year 2017. Contributing to this increase in total revenues was a $26,890,000 increase in gains on investments and other assets, a $5,517,000 increase in insurance premiums and other considerations, a $4,850,000 increase in net investment income, a $1,204,000 increase in other revenues, a $1,069,000 increase in net cemetery and mortuary sales, and a $774,000 decrease in other than temporary impairments.  This increase in total revenues was offset by a $37,611,000 decrease in mortgage fee income.

Insurance premiums and other considerations increased by $5,517,000, or 7.8%, to $75,929,000 for 2018, from $70,412,000 for the comparable period in 2017. This increase was due to an increase in renewal premiums primarily from the resurgence of the Company’s Final Expense block of business along with improved persistency.

Net investment income increased by $4,850,000, or 13.8%, to $39,913,000 for 2018, from $35,063,000 for the comparable period in 2017. This increase was primarily attributable to a $5,967,000 increase in interest from mortgage loans held for investment, a $1,482,000 increase in insurance assignment income, a $721,000 increase in income from cash and cash equivalents, a $312,000 decrease in investment expenses, and a $122,000 increase in income from other investments. This increase was partially offset by a $3,078,000 decrease in rental income from real estate held for investment, a $585,000 decrease in fixed maturity securities income, a $79,000 decrease in policy loan income, and a $12,000 decrease in equity securities income.

Net mortuary and cemetery sales increased by $1,069,000, or 8.4%, to $13,726,000 for 2018, from $12,657,000 for the comparable period in 2017. This increase was primarily due to a $519,000 increase in at-need sales in the mortuary operations, a $282,000 increase in at-need sales in the cemetery operations, and a $268,000 increase in pre-need sales in the cemetery operations.

Gains on investments and other assets increased by $26,890,000, or 912.0%, to $23,941,000 in gains for 2018, from $2,949,000 in losses for the comparable period in 2017. This increase in gains on investments and other assets was primarily due to a $20,829,000 increase in a gains from the sale of real estate held for investment primarily due to the gain realized from the sale of Dry Creek at East Village Apartments, a $4,979,000 decrease in impairment losses on real estate held for investment, a $1,573,000 gain realized on the sale of other assets primarily due to the sale of assets of Deseret Mortuary, a $568,000 increase in gains on fixed maturity securities, and $387,000 in gains from the sale of mortgage loans held for investment. This increase was partially offset by a $1,318,000 increase in net losses on equity securities primarily attributable to decreases in the fair value of these securities and a $128,000 decrease in gains from call and put option derivatives. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01, the changes in the fair value of equity securities are now recognized in earnings instead of other comprehensive income. See the discussion of the adoption of this ASU in Note 1 of the notes to the consolidated financial statements.

Other than temporary impairments on investments decreased by $774,000, or 100.0%, to $-0- for 2018 from $774,000 for the comparable period in 2017. This decrease was primarily attributable to a $493,000 decrease in impairments on fixed maturity securities held to maturity and a $281,000 decrease in impairments on equity securities available for sale.

Mortgage fee income decreased by $37,611,000, or 24.5%, to $116,186,000 for 2018, from $153,797,000 for the comparable period in 2017. This decrease was primarily due to a decline in mortgage loan originations that was indicative of the mortgage loan industry as a whole. The decline in mortgage loan originations was primarily caused by a national shortage of available new housing for mortgage loan origination transactions, and the decline in mortgage loan refinancings, which were primarily caused by recent increases in interest rates on mortgage loans. Additionally, the decline in mortgage originations has resulted in a decline in fees earned from third-party investors that purchase mortgage loans from the Company.

Other revenues increased by $1,204,000, or 13.8%, to $9,923,000 for 2018 from $8,719,000 for the comparable period in 2016. This increase was primarily due to a $494,000 increase in transaction fees from funding insurance assignments, a $396,000 increase in mortgage servicing revenues, and a $318,000 increase in other miscellaneous revenues in the life insurance segment.

Total benefits and expenses were $253,438,000, or 90.6% of total revenues for 2018, as compared to $269,394,000, or 97.3% of total revenues, for the comparable period in 2017.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $3,799,000, or 6.4%, to $63,517,000 for 2018, from $59,718,000 for the comparable period in 2017. This increase was primarily the result of a $3,043,000 increase in death benefits, a $709,000 increase in future policy benefits, and a $47,000 increase in surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $3,151,000, or 37.2%, to $11,631,000 for 2018, from $8,480,000 for the comparable period in 2017. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $24,039,000, or 12.4%, to $169,174,000 for 2018, from $193,213,000 for the comparable period in 2017. This decrease was primarily due to a $17,812,000 decrease in commission expenses due to the decline in mortgage loan originations, a $2,960,000 decrease in personnel expenses due to a reduction in mortgage loan originators, a $2,239,000 decrease in costs related to funding mortgage loans, a $1,152,000 decrease in advertising expenses, a $1,105,000 decrease in rent and rent related expenses, and a $354,000 decrease in depreciation on property and equipment. This decrease was partially offset by a $1,583,000 increase in other expenses.

Interest expense increased by $919,000, or 15.2%, to $6,956,000 for 2018, from $6,037,000 for the comparable period in 2017. This increase was primarily due to a $429,000 increase in interest expense on mortgage warehouse lines, a $411,000 increase in interest expense on bank loans for real estate held for investment, and a $79,000 increase in other interest expense.

Cost of goods and services sold of the cemeteries and mortuaries increased by $213,000, or 10.9%, to $2,159,000 for 2018, from $1,946,000 for the comparable period in 2017. This increase was primarily due to a $174,000 increase in costs related to cemetery pre-need sales and a $59,000 increase in costs related to mortuary at-need sales.

Income tax expense increased by $11,075,000, or 168.3%, to a $4,494,311 expense for 2018, from a $6,580,822 benefit for the comparable period in 2017. The 2017 income tax benefit included a $8,973,722 benefit primarily due to re-measuring deferred tax assets and liabilities as a result of the Tax Act the President signed into law on December 22, 2017.  Net of this 2017 benefit, income tax expense increased by $2,101,000, or 87.8%, for 2018 primarily due to an increase in earnings before income taxes for 2018 compared to 2017.

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

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company could realize in the future on mortgage loans sold to third-party investors. The Company’s mortgage subsidiaries may be required to reimburse third-party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The initial reserve for loan losses in years ended December 31, 2018 and 2017 were $1,148,000 and $1,851,000, respectively, and the charge has been included in mortgage fee income. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2018 and 2017, the balances were $3,605,000 and $2,572,000, respectively. The Company believes the loan loss reserve represent probable loan losses incurred as of December 31, 2018. There is a risk, however, that future loan losses may exceed the loan loss reserve.

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

The total amount of potential claims by third-party investors is difficult to determine.  The Company has reserved and accrued $3,605,000 as of December 31, 2018 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan losses, which includes provisions for probable losses and indemnification on loans held for sale, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third-party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

As of December 31, 2018, the Company’s mortgage loans held for investment portfolio consisted of $3,639,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $1,727,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $3,639,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2018, the Company decreased its allowance for loan losses by $415,000 and during the twelve months ended December 31, 2017, the Company increased its allowance for loan losses by $20,000, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for loan losses as of December 31, 2018 and 2017 were $1,348,000 and $1,769,000, respectively.

Interest Rate Risk. The risk that interest rates will change, which may cause a decrease in the value of the Company’s investments or impair the ability of the Company to market its mortgage and cemetery and mortuary products. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company might have to borrow funds or sell assets prior to maturity and potentially recognize a loss on the sale.

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

During the twelve months ended December 31, 2018, the Company's operations provided cash of $7,009,000. This was primarily due to an increase in cash collected on receivables and other assets. During the twelve months ended December 31, 2017, the Company’s operations provided cash of $44,318,000. This was primarily due to an increase in cash collected on loans held for sale.

The Company’s liability for future policy benefits is expected to be paid out over the long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person’s death. A person generally will keep these policies in force and will not surrender them prior to a person’s death. Because of the long-term nature of these liabilities, the Company is able to hold to maturity its bonds, real estate and mortgage loans thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in market values.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $231,976,000 and $227,774,000 as of December 31, 2018 and 2017, respectively. This represents 38.9% and 35.1% of the total investments as of December 31, 2018, and 2017, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2018, 3.6% (or $8,413,000) and at December 31, 2017, 5.4% (or $12,293,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non‑investment grade.

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

See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s sources of liquidity.

If market conditions were to cause interest rates to change, the fair value of the Company’s fixed income portfolio, which includes bonds, preferred stock, and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the fair values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Fair Value (in thousands)	$33,296	$14,306	$(16,683)	$(26,016)

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2018 and 2017, the capital levels of the life insurance subsidiaries exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank loans and other loans payable was $359,172,000 as of December 31, 2018, as compared to $306,019,000 as of December 31, 2017. Stockholders’ equity as a percent of total capitalization was 47.8% and 48.5% as of December 31, 2018 and December 31, 2017, respectively. Bank loans and other loans payable increased by $30,070,000 for the twelve months ended December 31, 2018 as compared to December 31, 2017, thus limiting the increase in the stockholders’ equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 9.9% in 2018 as compared to a rate of 10.6% for 2017.

At December 31, 2018, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $56,155,000. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of state insurance regulatory authorities.

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

Factors that may cause the Company’s actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products; (iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investment; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expenses due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives or employees; (vii) increases in medical costs; (viii) changes in the Company’s liquidity due to changes in asset and liability matching; (ix) restrictions on insurance underwriting based on genetic testing and other criteria; (x) adverse changes in the ratings obtained by independent rating agencies; (xi) failure to maintain adequate reinsurance; (xii) possible claims relating to sales practices for insurance products and claim denials; (xiii) adverse trends in mortality and morbidity; (xiv) deterioration of real estate markets; and (xv) lawsuits in the ordinary course of business.

Off-Balance Sheet Agreements

At December 31, 2018, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid.

At December 31, 2018, the Company was contingently liable under a standby letter of credit aggregating $48,220, issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. The Company does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of this letter of credit is zero.

The total of the Company’s unfunded residential construction loan and land development loan commitments as of December 31, 2018, was approximately $24,987,000.

In 2016, the Company, through its wholly-owned subsidiary 5300 Development, LLC, entered into a Construction Loan Agreement with a bank. Under the terms of this Agreement, the Company agrees to pay the bank the current outstanding principal up to $40,740,000 plus interest. These funds are being used for the construction of phase 1 of the Company’s new Center53 corporate campus development in Salt Lake City, Utah. As of December 31, 2018, the Company has used $30,797,000 of these funds.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2018, and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$5,579,386	$5,256,399	$1,498,562	$2,339,371	$14,673,718
Bank and other loans payable	165,219,632	4,531,733	677,324	17,092,499	187,521,188
Future policy benefits (1)	10,059,350	32,349,703	41,093,510	527,830,219	611,332,782
	$180,858,368	$42,137,835	$43,269,396	$547,262,089	$813,527,688

(1)	Amounts represent the present value of future policy benefits, net of estimated future premiums.

Casualty Insurance Program

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $625,405, which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 10, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 8.  Financial Statements and Supplementary Data

Deloitte & Touche LLP

111 South Main Street Suite 1500
Salt Lake City, UT 84111 USA

Tel: +1 801 328 4706
Fax: +1 801 366 7900
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Security National Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Salt Lake City, UT

March 29, 2019

We have served as the Company's auditor since 2017.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2018	2017
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$232,078,723	$228,397,623
Equity securities, available for sale, at estimated fair value	5,558,611	6,037,855
Mortgage loans held for investment (net of allowances for loan losses of $1,347,972 and $1,768,796 for 2018 and 2017)	186,465,069	204,210,885
Real estate held for investment (net of accumulated depreciation of $16,739,578 and $18,788,869 for 2018 and 2017)	121,558,222	141,298,706
Other investments and policy loans (net of allowances for doubtful accounts of $1,092,528 and $846,641 for 2018 and 2017)	46,617,655	45,895,472
Accrued investment income	3,566,146	3,644,077
Total investments	595,844,426	629,484,618
Cash and cash equivalents	142,199,942	45,315,661
Loans held for sale at estimated fair value	136,210,853	133,414,188
Receivables (net of allowances for doubtful accounts of $1,519,842 and $1,544,518 for 2018 and 2017)	8,935,343	10,443,869
Restricted assets (including $744,673 for 2018 and $809,958 for 2017 at estimated fair value)	10,981,562	11,830,621
Cemetery perpetual care trust investments (including $483,353 for 2018 and $682,315 for 2017 at estimated fair value)	4,335,869	4,623,563
Receivable from reinsurers	10,820,102	13,394,603
Cemetery land and improvements	9,878,427	9,942,933
Deferred policy and pre-need contract acquisition costs	89,362,096	80,625,304
Mortgage servicing rights, net	20,016,822	21,376,937
Property and equipment, net	7,010,778	8,069,380
Value of business acquired	5,765,190	6,588,759
Goodwill	2,765,570	2,765,570
Other	6,684,143	4,297,048
Total Assets	$1,050,811,123	$982,173,054

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2018	2017
Liabilities
Future policy benefits and unpaid claims	$620,399,714	$604,746,951
Unearned premium reserve	3,920,473	4,222,410
Bank and other loans payable	187,521,188	157,450,925
Deferred pre-need cemetery and mortuary contract revenues	12,508,625	12,873,068
Cemetery perpetual care obligation	3,821,979	3,710,740
Accounts payable	2,883,349	3,613,100
Other liabilities and accrued expenses	31,821,624	29,655,087
Income taxes	16,122,998	17,332,783
Total liabilities	878,999,950	833,605,064

Stockholders’ Equity

Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 15,304,798 shares in 2018 and 14,535,577 shares in 2017	30,609,596	29,071,154
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,193,643 shares in 2018 and 2,089,374 shares in 2017	4,387,286	4,178,748
Additional paid-in capital	41,821,778	38,125,042
Accumulated other comprehensive income, net of taxes	(2,823)	603,170
Retained earnings	95,201,732	77,520,951
Treasury stock, at cost - 302,541 Class A shares and -0- Class C shares in 2018; 537,203 Class A shares and -0- Class C shares in 2017	(206,396)	(931,075)
Total stockholders’ equity	171,811,173	148,567,990
Total Liabilities and Stockholders’ Equity	$1,050,811,123	$982,173,054
See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2018	2017
Revenues:
Insurance premiums and other considerations	$75,928,910	$70,412,476
Net investment income	39,913,267	35,062,968
Net mortuary and cemetery sales	13,726,518	12,657,117
Gains (losses) on investments and other assets	23,941,179	(2,948,482)
Other than temporary impairments on investments	-	(774,339)
Mortgage fee income	116,185,853	153,797,171
Other	9,923,000	8,719,179
Total revenues	279,618,727	276,926,090

Benefits and expenses:
Death benefits	36,298,789	33,256,001
Surrenders and other policy benefits	2,886,298	2,839,017
Increase in future policy benefits	24,332,088	23,622,750
Amortization of deferred policy and pre-need acquisition
costs and value of business acquired	11,631,346	8,480,250
Selling, general and administrative expenses:
Commissions	50,291,352	68,103,017
Personnel	67,368,952	70,328,830
Advertising	4,602,591	5,754,740
Rent and rent related	7,605,375	8,710,694
Depreciation on property and equipment	1,867,001	2,220,693
Costs related to funding mortgage loans	6,423,944	8,663,223
Other	31,014,999	29,431,599
Interest expense	6,956,707	6,037,332
Cost of goods and services sold – mortuaries and cemeteries	2,158,895	1,945,832

Total benefits and expenses	253,438,337	269,393,978

Earnings before income taxes	26,180,390	7,532,112
Income tax benefit (expense)	(4,494,311)	6,580,822

Net earnings	$21,686,079	$14,112,934

Net earnings per Class A equivalent common share (1)	$1.27	$0.84

Net earnings per Class A equivalent common share - assuming dilution (1)	$1.25	$0.82

Weighted average Class A equivalent common shares outstanding (1)	17,105,308	16,794,146

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	17,315,406	17,123,427

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2018	2017
Net earnings	$21,686,079	$14,112,934
Other comprehensive income:
Unrealized gains on equity securities	-	511,974
Unrealized gains on derivative instruments	-	3,308
Foreign currency translation adjustments	(3,761)	-
Other comprehensive income, before income tax	(3,761)	515,282
Income tax benefit (expense)	938	(176,934)
Other comprehensive income (loss), net of income tax	(2,823)	338,348
Comprehensive income	$21,683,256	$14,451,282

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	27,638,012	3,804,458	34,813,246	264,822	67,409,204	(1,370,611)	132,559,131

Net earnings	-	-	-	-	14,112,934	-	14,112,934
Other comprehensive income	-	-	-	338,348	-	-	338,348
Stock based compensation expense	-	-	395,603	-	-	-	395,603
Exercise of stock options	16,366	206,804	(213,323)	-	-	-	9,847
Sale of treasury stock	-	-	712,591	-	-	822,270	1,534,861
Purchase of treasury stock	-	-	-	-	-	(382,734)	(382,734)
Stock dividends	1,385,270	198,992	2,416,925	-	(4,001,187)	-	-
Conversion Class C to Class A	31,506	(31,506)	-	-	-	-	-
Balance at December 31, 2017	29,071,154	4,178,748	38,125,042	603,170	77,520,951	(931,075)	148,567,990

Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)				(603,170)	603,170		-
Net earnings	-	-	-	-	21,686,079	-	21,686,079
Other comprehensive income	-	-	-	(2,823)	-	-	(2,823)
Stock based compensation expense	-	-	237,123	-	-	-	237,123
Exercise of stock options	76,946	-	(19,534)	-	-	-	57,412
Sale of treasury stock	-	-	540,713	-	-	940,200	1,480,913
Purchase of treasury stock	-	-	-	-	-	(215,521)	(215,521)
Stock dividends	1,461,120	208,914	2,938,434	-	(4,608,468)	-	-
Conversion Class C to Class A	376	(376)	-	-	-	-	-
Balance at December 31, 2018	$30,609,596	$4,387,286	$41,821,778	$(2,823)	$95,201,732	$(206,396)	$171,811,173

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2018	2017
Cash flows from operating activities:
Net earnings	$21,686,079	$14,112,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (gains) on investments and other assets	(23,941,179)	2,948,482
Other than temporary impairments on investments	-	774,339
Depreciation	5,456,185	6,280,438
Provision for loan losses and doubtful accounts	377,683	1,154,071
Net amortization of deferred fees and costs, premiums and discounts	(1,110,363)	96,509
Provision for deferred income taxes	(2,605,401)	(7,752,028)
Policy and pre-need acquisition costs deferred	(19,544,569)	(19,005,268)
Policy and pre-need acquisition costs amortized	10,807,777	7,498,709
Value of business acquired amortized	823,569	981,541
Mortgage servicing rights, additions	(3,922,816)	(6,085,352)
Amortization of mortgage servicing rights	5,282,931	3,580,777
Stock based compensation expense	237,123	395,603
Benefit plans funded with treasury stock	1,480,913	1,534,861
Net change in fair value of loans held for sale	(3,736,209)	(4,180,777)
Originations of loans held for sale	(2,194,607,543)	(2,545,755,713)
Proceeds from sales of loans held for sale	2,259,145,473	2,671,097,747
Net gains on sales of loans held for sale	(74,426,183)	(105,368,129)
Change in assets and liabilities:
Land and improvements held for sale	64,506	86,574
Future policy benefits and unpaid claims	21,710,347	22,815,274
Other operating assets and liabilities	3,830,947	(892,550)
Net cash provided by operating activities	7,009,270	44,318,042
Cash flows from investing activities:
Purchases of fixed maturity securities	(37,488,774)	(61,232,155)
Calls and maturities of fixed maturity securities	32,993,161	15,773,732
Purchase of equity securities	(3,354,274)	(5,301,353)
Sales of equity securities	2,886,492	9,430,548
Purchases of short-term investments	-	(32,865,263)
Sales of short-term investments	-	60,425,303
Net changes in restricted assets	(241,665)	(310,360)
Net changes in cemetery perpetual care trust investments	1,207,622	(245,548)
Mortgage loans held for investment, other investments and policy loans made	(505,060,464)	(455,821,383)
Payments received for mortgage loans held for investment, other investments and policy loans	535,354,544	433,033,724
Purchases of property and equipment	(1,282,704)	(911,007)
Sales of property and equipment	2,016,156	24,978
Purchases of real estate held for investment	(29,193,332)	(14,751,923)
Sales of real estate held for investment	68,875,269	13,784,541
Cash paid for purchase of subsidiaries, net of cash acquired	(3,405,783)	-
Net cash provided by (used in) investing activities	63,306,248	(38,966,166)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2018	2017
Cash flows from financing activities:
Investment contract receipts	$11,571,551	$12,213,843
Investment contract withdrawals	(15,356,571)	(14,912,154)
Proceeds from stock options exercised	57,412	9,847
Purchase of treasury stock	(215,521)	(382,734)
Repayment of bank loans	(133,123,024)	(2,796,258)
Proceeds from bank borrowings	162,653,177	19,660,744
Net change in warehouse line borrowings for loans held for sale	(717,792)	(11,585,534)
Net change in line of credit borrowings	1,250,000	-
Net cash provided by financing activities	26,119,232	2,207,754
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	96,434,750	7,559,630
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	54,501,923	46,942,293
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$150,936,673	$54,501,923

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$6,878,048	$5,976,461
Income taxes	5,701,565	581,556

Non Cash Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$10,827,797	$39,932,516
Accrued real estate construction costs and retainage	214,200	258,961
Mortgage loans held for investment foreclosed into real estate held for investment	670,601	1,576,196
Transfer of cemetery land and improvements to property and equipment	-	643,329

See Note 20 regarding non cash transactions included in the acquisition of Beta Capital Corporation.

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the consolidated statements of cash flows is presented in the table below:

	Years Ended December 31
	2018	2017
Cash and cash equivalents	$142,199,942	$45,315,661
Restricted assets	7,179,225	8,188,764
Cemetery perpetual care trust investments	1,557,506	997,498
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$150,936,673	$54,501,923

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The presentation of certain amounts in prior years has been reclassified to conform to the 2018 presentation.

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

Equity securities are carried at estimated fair value. Changes in fair values are reported as unrealized appreciation or depreciation and are recorded through net income.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

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

Other investments and policy loans are carried at the aggregate unpaid balances, less allowances for possible losses.

Short-term investments are carried at cost and consist of money market funds.

Gains and losses on investments (except for equity securities carried at fair value through net income) arise when investments are sold (as determined on a specific identification basis) or are other than temporarily impaired. If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and credit worthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and the Company’s ability and intent to hold the investment until the fair value recovers, which is not assured.

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

Loans Held for Sale

Mortgage loans held for sale prior to July 1, 2017 were carried at the lower of cost or market net of direct selling revenues and costs. Based on the short-term nature of these assets, the Company had no related allowance for loan losses recorded for these assets. On July 1, 2017, the Company elected the fair value option for loans held for sale. See Note 3 and Note 17 to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination of mortgage loans held for sale. Mortgage loans held for sale prior to July 1, 2017 were shown on the Company’s consolidated balance sheets at the lower of cost or market and all revenues and costs were deferred until the loans were sold to a third-party investor.  On July 1, 2017, the Company made an election to use fair value accounting for all mortgage loans that are held for sale.  Accordingly, all revenues and costs are now recognized when the mortgage loan is funded and any changes in fair value are shown as a component of mortgage fee income.  See Note 3 and Note 17 to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The Company, through its mortgage subsidiaries, sells mortgage loans to third-party investors without recourse unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

●	Failure to deliver original documents specified by the investor,

●	The existence of misrepresentation or fraud in the origination of the loan,

●	The loan becomes delinquent due to nonpayment during the first several months after it is sold,

●	Early pay-off of a loan, as defined by the agreements,

●	Excessive time to settle a loan,

●	Investor declines purchase, and

●	Discontinued product and expired commitment.

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

It is the Company's policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

●	Research reasons for rejection,

●	Provide additional documents,

●	Request investor exceptions,

●	Appeal rejection decision to purchase committee, and

●	Commit to secondary investors.

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

Determining Lower of Cost or Fair Value

Cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Fair value is often difficult to determine, but is based on the following:

●	For loans that are committed, the Company uses the commitment price.

●	For loans that are non-committed that have an active market, the Company uses the market price.

●	For loans that are non-committed where there is no market but there is a similar product, the Company uses the market value for the similar product.

●
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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on total production. This estimate is based on the Company’s historical experience and is included as a component of mortgage fee income. Subsequent updates to the recorded liability from changes in assumptions are recorded in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses.

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

Restricted Assets

Restricted assets are assets held in a trust account for future mortuary services and merchandise and consist of cash and cash equivalents; participations in mortgage loans held for investment with Security National Life Insurance Company (“Security National Life”); mutual funds carried at estimated fair value; equity securities carried at estimated fair value; and a surplus note with Security National Life (which is eliminated in consolidation). Restricted assets also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company elected to fund its medical benefit safe-harbor limit based on 35% of the qualified direct costs for the preceding year, and has included this amount as a component of restricted cash.

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
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

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

Mortgage Servicing Rights

Mortgage Service Rights (“MSR”) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate owned and property dispositions.

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
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

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

The Company estimates the fair value of a loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted mortgage-backed securities (“MBS”) prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the loan commitment is issued and is shown net of expenses. Following issuance, the value of a loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

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

Call and Put Option Derivatives

The Company uses a strategy of selling “out of the money” call options on its equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company uses the strategy of selling put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for options is adjusted to fair value at each reporting date. In the event a call option is exercised, the Company sells the equity security at a favorable price enhanced by the value of the option that was sold. If the option expires unexercised, the Company recognizes a gain from the sale of the option. In the event a put option is exercised, the Company acquires an equity security at the strike price of the option reduced by the value received from the sale of the put option. The equity security is then treated as a normal equity security in the Company’s portfolio. The net changes in the fair value of call and put options are shown in current earnings as a component of realized gains (losses) on investments and other assets. Call and put options are shown in other liabilities and accrued expenses on the consolidated balance sheets.

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
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

The allowance for losses on mortgage loans held for investment could change based on changes in the value of the underlying collateral, the performance status of the loans, or the Company’s actual collection experience. The actual losses could change, in the near term, from the established allowance, based upon the occurrence or non-occurrence of these events.

For purposes of determining the allowance for losses, the Company has segmented its mortgage loans held for investment by loan type. The Company’s loan types are commercial, residential, and residential construction. The inherent risks within the portfolio vary depending upon the loan type as follows:

Commercial - Underwritten in accordance with the Company’s policies to determine the borrower’s ability to repay the obligation as agreed. Commercial loans are made primarily based on the underlying collateral supporting the loan. Accordingly, the repayment of a commercial loan depends primarily on the collateral and its ability to generate income and secondary on the borrower’s (or guarantors) ability to repay.

Residential – Secured by family dwelling units. These loans are secured by first and second mortgages on the unit. The borrower’s ability to repay is sensitive to the life events and general economic condition of the region. Where loan to values exceed 80%, the loan is generally guaranteed by private mortgage insurance, FHA or VA.

Residential construction (including land acquisition and development) – Underwritten in accordance with the Company’s underwriting policies which include a financial analysis of the builders, borrowers (guarantors), construction cost estimates, and independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project and the ability of the borrower to secure long-term financing.  Additionally, land is underwritten according to the Company’s policies, which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development into finished lots. These cost and valuation estimates may be inaccurate. These loans are considered to be of a higher risk than other mortgage loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term or construction financing, and interest rate sensitivity.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2018 and 2017. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

Pre-need Sales and Costs

Pre-need contract sales of funeral services and caskets - revenue and costs associated with the sales of pre-need funeral services and caskets are deferred until the performance obligations are fulfilled (services are performed or the caskets are delivered).

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
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

1.  Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Accounting Standards Adopted in 2018

Accounting Standards Update (“ASU”) No. 2017-01: “Business Combinations (Topic 805): Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. While the Company’s acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by the Company would have been considered asset acquisitions under the new standard. As a result, transaction costs may be capitalized more often since the Company expects some of its future acquisitions to be classified as asset acquisitions under this new standard. ASU 2017-01 was adopted by the Company on January 1, 2018 and it will be applied prospectively to transactions occurring after the adoption date, as applicable.

ASU No. 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash” – Issued in November 2016, ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the consolidated statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. The Company currently discloses the restrictions on cash and cash equivalents in Note 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K and will continue these disclosures. Note 8 also discloses the components of the Company’s restricted assets and cemetery perpetual care trust investments which include restricted cash and cash equivalents. ASU 2016-18 was adopted by the Company on January 1, 2018. The Company previously presented changes in restricted cash and cash equivalents under investing activities on the consolidated statements of cash flows. Upon adoption of ASU 2016-18, the Company amended the presentation in the consolidated statements of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents and retrospectively reclassified all periods presented. The amounts of restricted cash and cash equivalents reclassified are summarized in the reconciliation at the bottom of the consolidated statement of cash flows. The adoption of this standard does not impact the Company’s total cash and cash equivalents but is a change in presentation within the consolidated statements of cash flows.

ASU No. 2016-01: “Financial Instruments – Overall (Topic 825-10)” – Issued in January 2016, ASU 2016-01 changes the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. The Company adopted this standard on January 1, 2018 using the modified retrospective approach with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the adoption resulted in a reclassification of the related accumulated net unrealized gains of $603,170 included in accumulated other comprehensive income as of December 31, 2017 to retained earnings. Under previous guidance, changes in fair value for investments of this nature were recognized in accumulated other comprehensive income as a component of stockholders’ equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The Company holds equity securities that were previously measured at fair value with changes in fair value recognized through other comprehensive income. Upon adoption of ASU 2016-01 the Company now recognizes the changes in the fair value of these equity securities through earnings as part of gains on investments and other assets on the condensed consolidated statements of earnings, thus increasing the volatility of the Company’s earnings. The adoption of this standard does not significantly affect the Company’s comprehensive income or stockholders’ equity.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

1)   Significant Accounting Policies (Continued)

ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” - Issued in May 2014, ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries. ASU 2014-09 provides guidance to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Premiums and related fees from insurance contracts and mortgage banking revenues are excluded from the scope of this new guidance.

The Company adopted this standard on January 1, 2018 using a modified retrospective approach. No cumulative effect adjustment was made to beginning retained earnings. The Company’s revenues from contracts with customers that are subject to ASU 2014-09 include revenues on mortuary and cemetery contracts, which is less than 5% of the Company’s total revenues. The recognition and measurement of these items did not change as a result of the Company’s adoption of ASU 2014-09 and thus the adoption of ASU 2014-09 does not significantly impact the Company’s condensed consolidated statements of earnings or condensed consolidated statements of cash flows. The Company reclassified $856,479 of amounts due from customers for unfulfilled performance obligations on cancelable pre-need contracts from Receivables, net to Deferred pre-need cemetery and mortuary contract revenues on the Company’s condensed consolidated balance sheets.

The standard primarily impacts the manner in which the Company recognizes a) certain nonrefundable up-front fees and b) incremental costs to acquire new pre-need funeral trust contracts and pre-need and at-need cemetery contracts (i.e., selling costs). The nonrefundable fees will continue to be deferred and recognized as revenue when the underlying goods and services are delivered to the customer. The incremental selling costs will continue to be deferred and amortized by specific identification to the delivery of the underlying goods and services. Additionally, the amounts due from customers for undelivered performance obligations on cancelable pre-need contracts represent contract assets, which are required to be netted with deferred pre-need cemetery and mortuary contract revenues, instead of receivables on the Company’s consolidated balance sheets.

Accounting Standards Adopted in 2019

ASU No. 2016-02: “Leases (Topic 842)” - Issued in February 2016, ASU 2016-02 supersedes the requirements in Accounting Standards Codification (“ASC”) Topic 840, “Leases”, and was issued to increase transparency and comparability among organizations. The new standard sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet right-of-use assets and lease liabilities, equal to the present value of the remaining lease payments. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or a straight-line basis over the term of the leases. The FASB further clarified ASU 2016-02 and provided targeted improvements by issuing ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20.

The Company adopted this standard on January 1, 2019 using the modified retrospective transition method with no cumulative-effect adjustment to the opening balance of retained earnings. Under this transition method, the application date was the beginning of the reporting period, January 1, 2019, in which the Company first applied the standard. Under this transition option, the Company will apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company has made an accounting policy election not to apply the recognition requirements to short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying assets that the lessee is reasonably certain to exercise. The new authoritative guidance allows for certain practical expedients to be utilized to assist with the implementation of the new standard. The Company has elected the transition package of practical expedients which allows the Company to not reassess whether any expired or existing contracts are or contain leases, to not reassess the lease classification for any expired or existing leases and to not reassess initial direct costs for any existing leases.

The Company implemented a third-party lease accounting system to assist with the measurement of the lease liabilities and the related right-of-use assets. The Company compiled an inventory of its leases, determined the appropriate discount rates and has determined the impact of this standard which is not material to the Company’s results of operations, but has an effect on the balance sheet presentation for leased assets and obligations. The Company will recognize a right-of-use asset and related lease liability for approximately $12,076,000 on January 1, 2019. The right-of-use asset will be presented on the line item Property and equipment, net on the consolidated balance sheets. The lease liability will be presented on the line item Other liabilities and accrued expenses on the consolidated balance sheets. Interest expense on finance leases will be presented on the line item Interest expense on the consolidated statements of earnings. Amortization of the right-of-use assets for finance leases will be presented on the line item Depreciation on property and equipment on the consolidated statements of earnings. Lease expense for operating leases will be presented on the line item Rent and rent related expenses on the consolidated statements of earnings. Required disclosures will also be provided in the notes to consolidated financial statements. This standard did not impact the Company’s accounting for leases where the Company is the lessor.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

1)  Significant Accounting Policies (Continued)

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” – Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current general accepted accounting principles (“GAAP”) and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the potential impact of this standard.

ASU No. 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” – Issued in August 2018, ASU 2018-13 modifies the disclosure requirements of Topic 820 by removing, modifying or adding certain disclosures. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 does not change the fair value measurements already required or permitted by existing standards. This new authoritative guidance will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the potential impact of this standard, which is not expected to materially impact the Company’s financial statements.

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” – Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. This new authoritative guidance will be effective for the Company on January 1, 2021. The Company is in the process of evaluating the potential impact of this standard.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)  Investments

The Company’s investments as of December 31, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018:
Fixed maturity securities held to maturity carried at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$52,017,683	$264,891	$(727,798)	$51,554,776

Obligations of states and political subdivisions	6,959,237	32,274	(111,271)	6,880,240

Corporate securities including public utilities	157,639,860	7,002,864	(3,704,137)	160,938,587

Mortgage-backed securities	15,358,746	227,398	(308,864)	15,277,280

Redeemable preferred stock	103,197	1,903	(5,125)	99,975

Total fixed maturity securities held to maturity	$232,078,723	$7,529,330	$(4,857,195)	$234,750,858

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,312,158	$422,528	$(1,176,075)	$5,558,611

Total equity securities at estimated fair value	$6,312,158	$422,528	$(1,176,075)	$5,558,611

Mortgage loans held for investment at amortized cost:
Residential	$89,935,600
Residential construction	71,366,544
Commercial	27,785,927
Less: Unamortized deferred loan fees, net	(1,275,030)
Less: Allowance for loan losses	(1,347,972)

Total mortgage loans held for investment	$186,465,069

Real estate held for investment - net of accumulated depreciation:
Residential	$29,507,431
Commercial	92,050,791

Total real estate held for investment	$121,558,222

Other investments and policy loans at amortized cost:
Policy loans	$6,424,325
Insurance assignments	35,239,396
Federal Home Loan Bank stock (1)	2,548,700
Other investments	3,497,762
Less: Allowance for doubtful accounts	(1,092,528)

Total policy loans and other investments	$46,617,655

Accured investment income	$3,566,146

Total investments	$595,844,426

(1) Includes $708,700 of Membership stock and $1,840,000 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)  Investments (Continued)

The Company’s investments as of December 31, 2017 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017:
Fixed maturity securities held to maturity carried at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$54,077,069	$211,824	$(579,423)	$53,709,470

Obligations of states and political subdivisions	5,843,176	112,372	(71,013)	5,884,535

Corporate securities including public utilities	158,350,727	14,336,452	(1,007,504)	171,679,675

Mortgage-backed securities	9,503,016	210,652	(162,131)	9,551,537

Redeemable preferred stock	623,635	49,748	(191)	673,192

Total fixed maturity securities held to maturity	$228,397,623	$14,921,048	$(1,820,262)	$241,498,409

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,002,931	$667,593	$(632,669)	$6,037,855

Total equity securities at estimated fair value	$6,002,931	$667,593	$(632,669)	$6,037,855

Mortgage loans held for investment at amortized cost:
Residential	$102,527,111
Residential construction	50,157,533
Commercial	54,954,865
Less: Unamortized deferred loan fees, net	(1,659,828)
Less: Allowance for loan losses	(1,768,796)

Total mortgage loans held for investment	$204,210,885

Real estate held for investment - net of accumulated depreciation:
Residential	$68,329,917
Commercial	72,968,789

Total real estate held for investment	$141,298,706

Other investments and policy loans at amortized cost:
Policy loans	$6,531,352
Insurance assignments	36,301,739
Federal Home Loan Bank stock (1)	689,400
Other investments	3,219,622
Less: Allowance for doubtful accounts	(846,641)

Total policy loans and other investments	$45,895,472

Accured investment income	$3,644,077

Total investments	$629,484,618

(1) Membership stock of $689,400

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2018 and 2017. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2018

U.S. Treasury Securities and Obligations of U.S. Government Agencies	$10,519	$695,863	$717,279	$39,930,052	$727,798	$40,625,915
Obligations of States and Political Subdivisions	6,643	1,791,257	104,628	2,889,517	111,271	4,680,774
Corporate Securities	2,514,549	61,090,431	1,189,588	11,767,349	3,704,137	72,857,780
Mortgage and other asset-backed securities	79,896	1,705,296	228,968	2,690,065	308,864	4,395,361
Redeemable preferred stock	5,125	90,000	-	-	5,125	90,000
Total unrealized losses	$2,616,732	$65,372,847	$2,240,463	$57,276,983	$4,857,195	$122,649,830

At December 31, 2017

U.S. Treasury Securities and Obligations of U.S. Government Agencies	$532,010	$51,606,699	$47,413	$643,380	$579,423	$52,250,079
Obligations of States and Political Subdivisions	296	214,882	70,717	2,225,021	71,013	2,439,903
Corporate Securities	167,786	11,551,865	839,718	13,193,258	1,007,504	24,745,123
Mortgage and other asset-backed securities	56,756	2,516,660	105,375	1,676,494	162,131	4,193,154
Redeemable preferred stock	191	11,421	-	-	191	11,421
Total unrealized losses	$757,039	$65,901,527	$1,063,223	$17,738,153	$1,820,262	$83,639,680

There were 361 securities with fair value of 96.2% of amortized cost at December 31, 2018. There were 141 securities with fair value of 97.9% of amortized cost at December 31, 2017. During the years ended December 31, 2018 and 2017, an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $-0- and $493,371, respectively.

On a quarterly basis, the Company evaluates its fixed maturity securities held to maturity. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for impairment. Securities with ratings of 3 to 5 are evaluated for impairment. Securities with a rating of 6 are automatically determined to be impaired and are written down. The evaluation involves an analysis of the securities in relation to historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. If it is unlikely that the security will meet contractual obligations, the loss is considered to be other than temporary, the security is written down to the new anticipated market value and an impairment loss is recognized. Impairment losses are treated as credit losses as the Company holds fixed maturity securities to maturity unless the underlying conditions have changed in the financial instrument to require an impairment.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 1 year	$17,363,658	$17,513,419
Due in 2-5 years	66,215,222	66,479,844
Due in 5-10 years	66,450,299	65,793,696
Due in more than 10 years	66,587,601	69,586,644
Mortgage-backed securities	15,358,746	15,277,280
Redeemable preferred stock	103,197	99,975
Total held to maturity	$232,078,723	$234,750,858

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”). The Company currently has deposited a total of $50,000,000, par value, of United States Treasury fixed maturity securities with the FHLB. These securities will generate interest income for the Company and will be available to use as collateral on any cash borrowings from the FHLB. As of December 31, 2018, the Company owed $46,000,000 to the FHLB. This amount owed was paid in January 2019.

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

The average market value of the equity securities available for sale was 77.5% of the original investment as of December 31, 2017. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair values for equity securities are based on quoted market prices.

See Note 1 regarding the adoption of ASU 2016-01 on January 1, 2018. The Company now recognizes the changes (unrealized gains and losses) in the fair value of these equity securities through earnings as part of gains on investments and other assets on the consolidated statements of earnings instead of other comprehensive income on the consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

The Company’s net realized gains and losses from sales, calls, and maturities, and other than temporary impairments from investments and other assets for the years ended December 31 are summarized as follows:

	2018	2017
Fixed maturity securities held to maturity:
Gross realized gains	$522,937	$179,182
Gross realized losses	(669,303)	(893,567)
Other than temporary impairments	-	(493,371)

Equity securities:
Gross realized gains	-	166,950
Gross realized losses	-	(76,475)
Other than temporary impairments	-	(280,968)
Losses during 2018 on securities sold in 2018 (1)	(173,413)	-
Unrealized losses on securities held at the end of the period	(1,053,756)	-

Other assets:
Gross realized gains	26,553,814	3,410,076
Gross realized losses	(1,239,100)	(5,734,648)
Total	$23,941,179	$(3,722,821)

(1) Based on losses since the last reporting period

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount for disposals of securities classified as held to maturity was $5,808,244 and $2,932,961, for the years ended December 31, 2018 and 2017, respectively.  The net realized loss related to these disposals was $268,823 and $463,892, for the years ended December 31, 2018 and 2017, respectively. Although the intent is to buy and hold a bond to maturity, the Company will sell a bond prior to maturity if conditions have changed within the entity that issued the bond to increase the risk of default to an unacceptable level.
Major categories of net investment income for the years ended December 31, are as follows:
	2018	2017
Fixed maturity securities held to maturity	$10,041,349	$10,626,400
Equity securities	233,555	245,490
Mortgage loans held for investment	18,716,226	12,749,000
Real estate held for investment	8,375,257	11,453,525
Policy loans	409,589	488,561
Insurance assignments	14,771,336	13,289,818
Other investments	227,930	105,218
Cash and cash equivalents	1,264,611	543,528
Gross investment income	54,039,853	49,501,540
Investment expenses	(14,126,586)	(14,438,572)
Net investment income	$39,913,267	$35,062,968

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $386,659 and $501,227 for the years ended December 31, 2018 and 2017, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,220,520 and $9,264,977 at December 31, 2018 and 2017, respectively. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

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

Commercial Real Estate Held for Investment

The Company owns and manages commercial real estate assets as a means of generating investment income. These assets are acquired in accordance with the Company’s goals and objectives for risk-adjusted returns. Due diligence is conducted on each asset using internal and third-party reports. Geographic locations and asset classes of the investment activity is determined by senior management under the direction of the Board of Directors.

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

The Company currently owns and operates 11 commercial properties in 4 states. These properties include industrial warehouses, office buildings, retail centers, a restaurant, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company also holds undeveloped land that may be used for future commercial developments. The Company does use debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $84,880,000 and $64,704,000 as of December 31, 2018 and 2017, respectively. The associated bank loan carrying values totaled approximately $52,237,000 and $40,994,000 as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, the Company recorded impairment losses on commercial real estate held for investment of $-0- and $5,350,967, respectively. These impairment losses are included in gains (losses) on investment and other assets on the consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

The Company’s investment in commercial real estate for the years ended December 31, is summarized as follows:

	Net Ending Balance				Total Square Footage
	2018		2017		2018	2017
Arizona	$4,000	(1)	$4,000	(1)	-	-
Arkansas	-		96,169		-	3,200
Kansas	6,861,898		7,200,000		222,679	222,679
Louisiana	467,694		493,197		7,063	7,063
Mississippi	3,329,948		3,725,039		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	300,000		335,000		-	-
Utah	81,080,251	(2)	61,108,384		502,129	433,244

	$92,050,791		$72,968,789		765,692	700,007

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

The Company established Security National Real Estate Services (“SNRE”) to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.

As of December 31, 2018, SNRE manages 78 residential properties in 7 states across the United States.

The net ending balance of residential real estate that serves as collateral for a bank borrowing was approximately    $-0- and $34,431,000, as of December 31, 2018 and 2017, respectively. The associated bank loan carrying value was approximately $-0- and $26,773,000 as of December 31, 2018 and 2017, respectively. This bank borrowing related to the Company’s Dry Creek at East Village apartment complex which was sold in March 2018.

During the years ended December 31, 2018 and 2017, the Company recorded impairment losses on residential real estate held for investment of $486,457 and $114,052, respectively. These impairment losses are included in gains (losses) on investment and other assets on the consolidated statements of earnings.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment is approximately $23,532,000 and $33,372,000 as of December 31, 2018 and 2017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

The Company’s investment in residential real estate for the years ended December 31, is summarized as follows:

	Net Ending Balance
	2018	2017
Arizona	$-	$217,105
California	2,644,321	5,463,878
Florida	6,534,277	7,000,684
Hawaii	-	712,286
Ohio	10,000	10,000
Oklahoma	-	17,500
Tennessee	105,260	-
Texas	139,174	509,011
Utah	19,598,218	54,113,272
Washington	476,181	286,181
	$29,507,431	$68,329,917

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or 10% of the overall commercial real estate holdings.

As of December 31, 2018, real estate owned and occupied by the Company is summarized as follows:

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

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2018, the Company had 48%, 14%, 13%, 6% and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California and Nevada, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans Held for Investment
Years Ended December 31

	Commercial	Residential	Residential Construction	Total
2018
Allowance for credit losses:
Beginning balance	$187,129	$1,546,447	$35,220	$1,768,796
Charge-offs	-	(5,725)	-	(5,725)
Provision	-	(415,099)	-	(415,099)
Ending balance	$187,129	$1,125,623	$35,220	$1,347,972

Ending balance: individually evaluated for impairment	$-	$74,185	$-	$74,185

Ending balance: collectively evaluated for impairment	$187,129	$1,051,438	$35,220	$1,273,787

Mortgage loans:
Ending balance	$27,785,927	$89,935,600	$71,366,544	$189,088,071

Ending balance: individually evaluated for impairment	$196,182	$2,939,651	$502,991	$3,638,824

Ending balance: collectively evaluated for impairment	$27,589,745	$86,995,949	$70,863,553	$185,449,247

2017
Allowance for credit losses:
Beginning balance	$187,129	$1,461,540	$100,114	$1,748,783
Charge-offs	-	(351,357)	(64,894)	(416,251)
Provision	-	436,264	-	436,264
Ending balance	$187,129	$1,546,447	$35,220	$1,768,796

Ending balance: individually evaluated for impairment	$-	$237,560	$-	$237,560

Ending balance: collectively evaluated for impairment	$187,129	$1,308,887	$35,220	$1,531,236

Mortgage loans:
Ending balance	$54,954,865	$102,527,111	$50,157,533	$207,639,509

Ending balance: individually evaluated for impairment	$-	$4,923,552	$461,834	$5,385,386

Ending balance: collectively evaluated for impairment	$54,954,865	$97,603,559	$49,695,699	$202,254,123

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented.

Age Analysis of Past Due Mortgage Loans Held for Investment
Years Ended December 31

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Process of Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
2018
Commercial	$4,588,424	$-	$196,182	$-	$4,784,606	$23,001,321	$27,785,927	$(187,129)	$32,003	$27,630,801
Residential	9,899,380	2,312,252	1,715,362	1,224,289	15,151,283	74,784,317	89,935,600	(1,125,623)	(862,411)	87,947,566
Residential Construction	-	-	-	502,991	502,991	70,863,553	71,366,544	(35,220)	(444,622)	70,886,702

Total	$14,487,804	$2,312,252	$1,911,544	$1,727,280	$20,438,880	$168,649,191	$189,088,071	$(1,347,972)	$(1,275,030)	$186,465,069

2017
Commercial	$1,943,495	$-	$-	$-	$1,943,495	$53,011,370	$54,954,865	$(187,129)	$(67,411)	$54,700,325
Residential	6,613,479	495,347	3,591,333	1,332,219	12,032,378	90,494,733	102,527,111	(1,546,447)	(1,164,130)	99,816,534
Residential Construction	-	-	461,834	-	461,834	49,695,699	50,157,533	(35,220)	(428,287)	49,694,026

Total	$8,556,974	$495,347	$4,053,167	$1,332,219	$14,437,707	$193,201,802	$207,639,509	$(1,768,796)	$(1,659,828)	$204,210,885

1) There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

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

Impaired Loans
Years Ended December 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2018
With no related allowance recorded:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	1,612,164	1,612,164	-	2,423,135	-
Residential construction	502,991	502,991	-	675,950	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,327,487	1,327,487	74,185	1,543,416	-
Residential construction	-	-	-	-	-

Total:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	2,939,651	2,939,651	74,185	3,966,551	-
Residential construction	502,991	502,991	-	675,950	-

2017
With no related allowance recorded:
Commercial	$-	$-	$-	$365,220	$-
Residential	3,322,552	3,322,552	-	3,290,094	-
Residential construction	461,834	461,834	-	277,232	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,601,000	1,601,000	237,560	1,350,115	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$365,220	$-
Residential	4,923,552	4,923,552	237,560	4,640,209	-
Residential construction	461,834	461,834	-	277,232	-
Credit Risk Profile Based on Performance Status

The Company’s mortgage loan held for investment portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

2)   Investments (Continued)

The Company’s performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity
Years Ended December 31

	Commercial		Residential		Residential Construction		Total
	2018	2017	2018	2017	2018	2017	2018	2017

Performing	$27,589,745	$54,954,865	$86,995,949	$97,603,559	$70,863,553	$49,695,699	$185,449,247	$202,254,123
Non-performing	196,182	-	2,939,651	4,923,552	502,991	461,834	3,638,824	5,385,386

Total	$27,785,927	$54,954,865	$89,935,600	$102,527,111	$71,366,544	$50,157,533	$189,088,071	$207,639,509

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current.  Interest not accrued on these loans totals approximately $151,000 and $204,000 as of December 31, 2018 and 2017, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-accrual Status
	Years Ended December 31
	2018	2017
Commercial	$196,182	$-
Residential	2,939,651	4,923,552
Residential construction	502,991	461,834
Total	$3,638,824	$5,385,386

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2018 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$89,935,600	$8,208,938	$35,797,902	$45,928,760
Residential Construction	71,366,544	63,117,270	8,249,274	-
Commercial	27,785,927	24,274,744	805,176	2,706,007
Total	$189,088,071	$95,600,952	$44,852,352	$48,634,767

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

3)   Loans Held for Sale

Fair Value Option Election

ASC No. 825, “Financial Instruments”, allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but it is irrevocable. The Company elected the fair value option for loans held for sale originated after July 1, 2017. The Company believes the fair value option most closely aligns the timing of the recognition of gains and costs. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Electing fair value also reduces certain timing differences and better matches changes in the fair value of these assets with changes in the fair value of the related derivatives used for these assets.

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the consolidated statement of earnings. None of these loans are 90 or more days past due nor on nonaccrual status as of December 31, 2018. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of December 31 2018	As of December 31 2017

Aggregate fair value	$136,210,853	$133,414,188
Unpaid principal balance	131,663,946	129,233,411
Unrealized gain	4,546,907	4,180,777

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale for the years ended December 31, are as follows:

	2018	2017
Loan fees	$27,429,237	$40,434,686
Interest income	6,156,796	7,089,025
Secondary gains	80,416,718	108,756,613
Change in fair value of loan commitments	(404,773)	(4,812,743)
Change in fair value of loans held for sale	3,736,209	4,180,777
Provision for loan loss reserve	(1,148,334)	(1,851,187)
Mortgage fee income	$116,185,853	$153,797,171

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

3)   Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	December 31
	2018	2017
Balance, beginning of period	$2,571,524	$627,733
Provision for current loan originations (1)	1,148,334	1,851,187
Charge-offs, net of recaptured amounts	(114,989)	92,604
Balance, at December 31	$3,604,869	$2,571,524

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

4)   Receivables

Receivables consist of the following:

	December 31
	2018	2017
Trade contracts	$2,816,225	$3,608,379
Receivables from sales agents	3,079,688	3,528,703
Other	4,559,272	4,851,305
Total receivables	10,455,185	11,988,387
Allowance for doubtful accounts	(1,519,842)	(1,544,518)
Net receivables	$8,935,343	$10,443,869

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

5)   Value of Business Acquired and Goodwill

Information with regard to value of business acquired is as follows:

	December 31
	2018	2017
Balance at beginning of year	$6,588,759	$7,570,300
Value of business acquired	-	-
Imputed interest at 7%	421,122	39,767
Amortization	(1,244,691)	(1,021,308)
Net amortization charged to income	(823,569)	(981,541)
Balance at end of year	$5,765,190	$6,588,759

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $821,000, $737,000, $685,000, $637,000, and $593,000 for the years 2019 through 2023. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2018, value of business acquired is being amortized over a weighted average life of 6.2 years.

Information with regard to goodwill acquired is as follows:

Goodwill of $2,765,570 is not amortized but tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill.

The carrying value of the Company’s intangible asset is as follows:

		December 31
	Useful Life	2018
Intangible asset - finite life - customer lists	15 years	$890,000
Less accumulated amortization		(34,611)
Balance at end of year		$855,389

6)   Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2018	2017
Land and buildings	$7,775,922	$8,689,302
Furniture and equipment	16,731,457	16,952,404
	24,507,379	25,641,706
Less accumulated depreciation	(17,496,601)	(17,572,326)
Total	$7,010,778	$8,069,380

Depreciation expense for the years ended December 31, 2018 and 2017 was $1,867,001 and $2,220,693, respectively. During 2017, the Company transferred $643,329 of land from cemetery land and improvements to property and equipment. This transfer is shown as a non cash item on the consolidated statements of cash flows.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

7)   Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31
	2018	2017
6.50% note payable in monthly installments of $1,702 including principal and interest, collateralized by real property, paid in full in February 2018.	$-	$246,847

3.85% fixed note payable in monthly installments of $85,419 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, paid in full in January 2018.	-	85,419

2.25% above 90 day LIBOR rate note payable in monthly installments of approximately $125,000, collateralized by real property, paid in full in March 2018.	-	26,773,058

2.25% above the monthly LIBOR rate plus 1/16th of the monthly LIBOR rate note payable in monthly principal payments of $13,167 plus interest, collateralized by real property with a book value of approximately $4,350,000, due September 2021.	2,817,775	2,975,781

4.27% fixed note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due November 2021.	1,817,905	2,372,690

4.40% fixed note payable in monthly installments of $46,825 including principal and interest, collateralized by real property with a book value of approximately $12,479,000, due January 2026.	7,492,140	7,712,854

4.329% fixed note payable in monthly installments of $9,775 including principal and interest, collateralized by real property with a book value of approximately $3,596,000, due September 2025.	1,929,725	1,961,573

2.5% above the monthly LIBOR rate plus 1/16th of the monthly LIBOR rate construction loan payable, collateralized by real property with a book value of approximately $46,093,000, due August 2019.	30,796,861	28,343,684

4.7865% fixed interest only note payable in monthly installments, collateralized by real property with a book value of approximately $18,362,000, due June 2028.	9,200,000	-

1 month LIBOR rate plus 3% loan purchase agreement with a warehouse line availability of $100,000,000, matures June 2019.	60,438,156	61,298,220

1 month LIBOR rate plus 3% loan purchase agreement with a warehouse line availability of $100,000,000, matures September 2019.	25,680,649	25,538,378

Other short-term borrowings (1)	47,250,000	-

Other loans payable	97,977	142,421
Total bank and other loans	187,521,188	157,450,925

Less current installments	165,219,632	88,437,940
Bank and other loans, excluding current installments	$22,301,556	$69,012,985

(1) Federal Home Loan Bank and Revolving Lines of Credit

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

7)   Bank and Other Loans Payable (Continued)

Sources of Liquidity

Federal Home Loan Bank Membership

The Federal Home Loan Banks (“the FHLBs”) are a group of cooperatives that lending institutions use to finance housing and economic development in local communities.  The Company is a member of the FHLB based in Des Moines, Iowa.  As a member of the FHLB, the Company is required to maintain a minimum investment in capital stock of the FHLB of Des Moines and may pledge collateral to the bank for advances of funds to be used in its operations.

At December 31, 2018, the amount available for additional FHLB borrowings was approximately $534,579, compared with $47,252,871 at December 31, 2017. United States Treasury fixed maturity securities with a carrying value of $49,342,210 at December 31, 2018 have been pledged at the FHLB of Des Moines as collateral for current and potential borrowings compared with $49,892,726 at December 31, 2017.  At December 31, 2018, the Company had $46,000,000 of short-term FHLB borrowings outstanding and no long-term FHLB borrowings outstanding. These borrowings bear interest at 2.58% as of December 31, 2018.  At December 31, 2018, the Company’s total investment in FHLB stock was $2,548,700 compared with $689,400 at December 31, 2017. The Company’s increased investment in FHLB stock was a result of its increase in short-term FHLB borrowings during 2018.

Revolving Lines of Credit

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75%, secured by the capital stock of Security National Life and maturing September 30, 2019, renewable annually. At December 31, 2018, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program and under a standby letter of credit aggregating $48,220 issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. These standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2018, there were no amounts outstanding under the revolving line-of-credit.

The Company also has a $2,500,000 revolving line-of-credit with a bank with interest payable at the overnight LIBOR rate plus 2.25% maturing September 30, 2019. As of December 31, 2018, there was $1,250,000 outstanding under the revolving line-of-credit.

Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has a $100,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on June 16, 2019. SecurityNational Mortgage is required to maintain an adjusted tangible net worth of $19,000,000, unrestricted cash of $10,000,000, indebtedness to adjusted tangible net worth of 12:1, liquidity overhead coverage of 1.75:1, and a quarterly gross profit of at least $1.

The Company, through its subsidiary SecurityNational Mortgage, also uses a line of credit with Texas Capital Bank N.A.   This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans.  SecurityNational Mortgage is currently approved to borrow $30,000,000 of the $100,000,000 available.  The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on September 7, 2019. The Company is required to maintain an adjusted tangible net worth of $70,000,000, unrestricted cash of $15,000,000, and no two consecutive quarters with a net loss. The Company obtained a waiver from Texas Capital Bank as SecurityNational Mortgage did not meet the requirement of no two consecutive quarters with a loss at December 31, 2018.

The agreements for both warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  SecurityNational Mortgage requested and received a waiver from Wells Fargo in regard to its covenant violation with Texas Capital Bank.  SecurityNational Mortgage anticipates that it will not meet the profitability covenant with Texas Capital Bank at the end of the first quarter of 2019, which will trigger a default with Wells Fargo under the cross default provisions, and will seek new waivers at that time.  In the unlikely event the Company is required to repay both warehouse lines, the Company has sufficient cash and borrowing capacity to do so and to continue to fund its origination activities through the other internal funding sources.

SecurityNational Mortgage believes that it has taken appropriate actions to return to meeting all the covenant requirements of Texas Capital Bank and that it will continue to meet the financial covenant requirements of Wells Fargo.  The current outstanding amounts on both warehouse lines are shown in the current portion of the maturity table listed below.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

7)   Bank and Other Loans Payable (Continued)

The following tabulation shows the combined maturities of bank and other loans payable:

2019	165,219,632
2020	1,080,597
2021	3,451,136
2022	321,182
2023	356,142
Thereafter	17,092,499
Total	$187,521,188

Interest expense in 2018 and 2017 was $6,956,707 and $6,037,332, respectively.

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

The components of the cemetery perpetual care investments and obligation are as follows:

	December 31
	2018	2017
Cash and cash equivalents	$1,557,506	$997,498
Fixed maturity securities, held to maturity, at amortized cost	990,390	943,211
Equity securities, at estimated fair value	483,353	682,315
Participating interests in mortgage loans held for investment with Security National Life	-	4,128
Real estate	1,304,620	1,996,411
Note receivables from Cottonwood Mortuary Singing Hills Cemetery and Memorial Estates eliminated in consolidation	1,606,155	1,667,621
Total cemetery perpetual care trust investments	5,942,024	6,291,184
Cemetery perpetual care obligation	(3,821,979)	(3,710,740)
Trust investments in excess of trust obligations	$2,120,045	$2,580,444

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

8)   Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The Company has also established certain restricted assets to provide for future merchandise and service obligations incurred in connection with its pre-need sales for its cemetery and mortuary segment.

Restricted cash also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company elected to fund its medical benefit safe-harbor limit based on 35% of the qualified direct costs for the preceding year, and has included this amount as a component of restricted cash. These restricted cash items are for the Company’s life insurance and mortgage segments.

Restricted assets are summarized as follows:

	December 31
	2018	2017
Cash and cash equivalents (1)	$7,179,225	$8,188,764
Mutual funds, at estimated fair value	677,795	715,952
Fixed maturity securities, held to maturity, at amortized cost	1,258,397	1,130,088
Equity securities, at estimated fair value	66,878	94,006
Participating interests in mortgage loans held for investment with Security National Life	1,799,267	1,701,811
Total	$10,981,562	$11,830,621

(1) Including cash and cash equivalents of $5,668,580 and $6,392,283 as of December 31, 2018 and 2017, respectively, for the life insurance and mortgage segments.

A surplus note receivable in the amount of $4,000,000 at December 31, 2018 and 2017, from Security National Life, was eliminated in consolidation.

See Notes 1 and 17 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

9)   Income Taxes

The Company’s income tax liability (benefit) is summarized as follows:

	December 31
	2018	2017
Current	$473,800	$(922,754)
Deferred	15,649,198	18,255,537
Total	$16,122,998	$17,332,783

Significant components of the Company’s deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2018	2017
Assets
Future policy benefits	$(8,293,592)	$(6,803,339)
Loan loss reserve	(938,496)	(697,779)
Unearned premium	(823,299)	(886,706)
Available for sale securities	(366,279)	(237,677)
Net operating loss	(593,272)	(631,892)
Deferred compensation	(1,677,118)	(1,600,401)
Deposit obligations	(610,769)	(627,193)
Other	(185,557)	(276,127)
Total deferred tax assets	(13,488,382)	(11,761,114)

Liabilities
Deferred policy acquisition costs	15,255,960	13,700,093
Basis difference in property and equipment	4,309,162	6,110,374
Value of business acquired	1,210,690	1,383,639
Deferred gains	6,267,373	6,978,067
Trusts	1,064,387	1,066,438
Tax on unrealized appreciation	1,030,008	778,040
Total deferred tax liabilities	29,137,580	30,016,651
Net deferred tax liability	$15,649,198	$18,255,537

The Company paid $5,701,565 and $581,556 in income taxes for the years ended December 31, 2018 and 2017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

9)   Income Taxes (Continued)

The Company’s income tax expense (benefit) is summarized as follows for the years ended December 31:

	2018	2017
Current
Federal	$6,933,145	$934,647
State	166,567	236,559
	7,099,712	1,171,206

Deferred
Federal	(1,838,947)	(7,811,030)
State	(766,454)	59,002
	(2,605,401)	(7,752,028)

Total	$4,494,311	$(6,580,822)

The reconciliation of income tax expense (benefit) at the U.S. federal statutory rates is as follows:
	2018	2017
Computed expense at statutory rate	$5,497,882	$2,560,918
State tax expense, net of federal tax benefit	(473,911)	195,070
Change in valuation allowance	-	(431,802)
Change in tax law	-	(8,973,722)
Other, net	(529,660)	68,714
Income tax expense (benefit)	$4,494,311	$(6,580,822)

The Company’s overall effective tax rate for the years ended December 31, 2018 and 2017 was 17.2% and (87.4%), respectively.  The Company’s effective tax rate reflects the reduction of the U.S. federal statutory corporate income tax rate from 35% to 21% beginning January 1, 2018 and differs from the 21% statutory rate partly due to its provision for state income taxes.  The effective tax rate for 2017 included a benefit that primarily related to a re-measurement of deferred tax assets and liabilities taking the Tax Act’s newly enacted tax rate into account.

At December 31, 2018, the Company had no significant unrecognized tax benefits. As of December 31, 2018, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2015 through 2018 are subject to examination by taxing authorities.

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2019	114,600
2020	114,601
2021	17,101
2022	-
2023	-
Thereafter up through 2037	2,012,371

$2,258,673

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

10)   Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2018 and 2017. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $103,000,000 and approximately $106,000,000 at December 31, 2018 and 2017, respectively.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2018 and 2017, the balances were $3,605,000 and $2,575,000, respectively.

Mortgage Loan Loss Litigation

Lehman Brothers Holdings Litigation – Delaware and New York

In January 2014, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims that Fannie Mae had asserted against Lehman Holdings, which were based on alleged breaches of certain representations and warranties by Lehman Holdings in the mortgage loans it had sold to Fannie Mae.  Lehman Holdings had acquired these loans from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, which in turn purchased the loans from certain residential mortgage loan originators, including SecurityNational Mortgage. A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014.

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

On January 26, 2016, SecurityNational Mortgage filed a declaratory judgment action against Lehman Holdings in the Superior Court for the State of Delaware.  In the Delaware action, SecurityNational Mortgage asserted its right to obtain a declaration of rights in that there are allegedly millions of dollars in dispute with Lehman Holdings pertaining to approximately 136 mortgage loans.  SecurityNational Mortgage sought a declaratory judgment as to its rights as it contends that it has no liability to Lehman Holdings as a result of Lehman Holdings’ settlements with Fannie Mae and Freddie Mac.  Lehman Holdings filed a motion in the Delaware court seeking to stay or dismiss the declaratory judgment action.  On August 24, 2016, the Court ruled that it would exercise its discretion to decline jurisdiction over the action and granted Lehman Holdings’ motion to dismiss.

On February 3, 2016, Lehman Holdings filed an adversary proceeding against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York seeking a declaration of rights similar in nature to the declaratory judgment that SecurityNational Mortgage sought in its Delaware lawsuit, and for damages relating to the alleged obligations of the defendants under the indemnification provisions of the alleged agreements, in amounts to be determined at trial, including interest, attorneys’ fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants. No response was required to be filed relative to the Complaint or the Amended Complaint dated March 7, 2016. A Case Management Order was entered on November 1, 2016.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

10)   Reinsurance, Commitments and Contingencies (Continued)

On December 27, 2016, pursuant to the Case Management Order, Lehman Holdings filed a Second Amended Complaint against SecurityNational Mortgage, which eliminates the declaratory judgment claim but retains a similar claim for damages as in the Complaint. Many of the defendants, including SecurityNational Mortgage, filed a joint motion in the case asserting that the Bankruptcy Court does not have subject matter jurisdiction concerning the matter and that venue is improper. Lehman Holdings’ response memorandum was filed on May 31, 2017 and a reply memorandum of the defendants filing the motion was filed on July 14, 2017.  A hearing on the motion was held on June 12, 2018.

On September 17, 2018, certain defendants, including SecurityNational Mortgage, also filed a notice of appeal, and thereafter a motion for leave to file an interlocutory appeal as to the Bankruptcy Court’s Decision pertaining to jurisdiction and improper venue as a “protective” appeal should the District Court decide not to treat the Decision as findings of fact and conclusions of law. Separately, certain other defendants also filed a notice of appeal and motion for leave to file an interlocutory appeal with respect to the Bankruptcy Court’s Decision concerning improper venue. Lehman Holdings filed its response on October 22, 2018, and defendants are permitted to file a joint reply to Lehman Holdings’ response no later than November 26, 2018. The motions to file appeals were consolidated before Valerie Caproni, U.S. District Court Judge, Case No. 18-cv-8986. Case No. 18-mc-00392 is also before Judge Caproni.

On October 1, 2018, Lehman Holdings filed a motion for leave to file Third Amended Complaints against numerous defendants including SecurityNational Mortgage. In addition to the Fannie Mae and Freddie Mac related loans, the amendments/supplements include additional mortgage loans sold to Lehman Holdings that were packaged for securitization (“RMBS loans”). The RMBS loans had allegedly been sold by defendants to Lehman Bank that, in turn, sold them to Lehman Holdings. The allegations pertaining to the RMBS loans include, e.g., purported breaches of representations and warranties made to the securitization trusts by Lehman Holdings. Lehman Holdings asserts that it made representations and warranties purportedly based in part by representations and warranties made to Lehman Bank by loan originators, including SecurityNational Mortgage.

The alleged RMBS loans in dispute with SecurityNational Mortgage allegedly involve millions of dollars pertaining to approximately 577 mortgage loans in addition to the Fannie Mae and Freddie Mac related loans. Lehman Holdings also moved the Court to simultaneously allow alternate dispute resolution procedures to take place, including potential mediation. Over objections, at a hearing on October 29, 2018, the Court granted Lehman Holdings’ motion to amend/supplement its complaints adding the RMBS loans, and also to mandate alternative dispute resolution procedures affecting many defendants, including SecurityNational Mortgage.

Instead of filing a Third Amended Complaint to include the RMBS loans referenced above, Lehman Holdings filed the matter against SecurityNational Mortgage as a new complaint ("RMBS Complaint") (United States Bankruptcy Court, Southern District of New York, Adversary Proceeding 18-01819) pertaining to the approximately 577 RMBS loans, with the Second Amended Complaint remaining the same. The RMBS Complaint seeks alleged damages relating to obligations under alleged contractual indemnification provisions in an amount to be determined at trial, reasonable interest, costs and expenses incurred by LBHI in enforcing alleged obligations, including attorneys' fees and costs and any expert witness fees incurred in litigation; and such other relief as the Court deems just and proper. SecurityNational Mortgage denies any liability to Lehman Holdings and intends to vigorously protect and defend its position.

In response to a Court order, certain defendants referenced in the Second Amended Complaint and the RMBS Complaints negotiated with Lehman Holdings concerning an amended case management order pertaining to certain case procedures and management for both lawsuits including, but not limited to, timing for filing motions and answering the complaints, and provisions concerning discovery such as document production, taking depositions, and use of experts. At a hearing held on March 7, 2019, the Court considered differences of the parties as to the content of an amended case management order, and thereafter signed an amended case management order dated March 13, 2019.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

10)   Reinsurance, Commitments and Contingencies (Continued)

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements. Minimum lease payments under these non-cancelable operating leases as of December 31, 2018, are approximately as follows:

Years Ending
December 31
2019	5,579,386
2020	3,417,632
2021	1,838,767
2022	808,846
2023	689,716
Thereafter	2,339,371
Total	$14,673,718

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2018 and 2017 was approximately $7,254,000 and $7,374,000, respectively.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2018, the Company’s commitments were approximately $97,854,000, for these loans of which $72,867,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

11)   Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (“ESOP”) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors.

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for the years ended December 31, 2018 and 2017. At December 31, 2018, the ESOP held 472,017 shares of Class A and 292,849 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $18,500 and $18,000 for the years 2018 and 2017, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for the years ended December 31, 2018 and 2017 was $1,480,913 and $1,534,861, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2018 and 2017.

On December 4, 2012, the Company entered into an employment agreement with Scott M. Quist, Chairman of the Board, President and Chief Executive Officer of the Company. The agreement was for a six-year term beginning on December 4, 2012 and ending on December 4, 2018. Under the terms of the Agreement, the Board of Directors may, in its sole discretion, extend the term of the agreement for an additional four-year term provided that Mr. Quist has continued to perform his duties with usual and customary care, diligence and prudence commensurate with his position with the Company. In addition, Mr. Quist is required to perform such additional duties as may be assigned to him from time to time by the Company’s Board of Directors.

Effective December 4, 2018, the Board members approved a motion to extend Mr. Quist’s employment agreement for an additional four-year term ending December 2022. Mr. Quist abstained from voting on the motion to extend his employment agreement for the additional four-year term. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company, serving as Chairman of the Board, President and Chief Executive Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level of compensation.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $660,000 and $755,302 during the years ended December 31, 2018 and 2017, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $5,191,670 and $4,531,670 as of December 31, 2018 and 2017, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

11)   Retirement Plans (Continued)

On December 31, 2015, J. Lynn Beckstead, Jr., who served as Vice President of Mortgage Operations and President of SecurityNational Mortgage, retired from the Company. Under the terms of the employment agreement that the Company, through its wholly owned subsidiary, SecurityNational Mortgage, had entered into with Mr. Beckstead, Mr. Beckstead is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments are paid monthly during the ten-year period. In determining Mr. Beckstead’s current rate of compensation, stock option grants and incentive or similar bonuses are not included. In the event Mr. Beckstead dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The company paid $133,843 and $133,843 in retirement compensation to Mr. Beckstead during the years ended December 31, 2018 and 2017, respectively. The liability accrued was $841,591 and $975,434 as of December 31, 2018 and 2017, respectively and is included in Other liabilities and accrued expenses on the consolidated balance sheets.

12)   Capital Stock

The Company has one class of preferred stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. The preferred stock is non-voting.

The Company has two classes of common stock with shares outstanding, Class A common shares and Class C common shares. Class C shares have 10 votes per share on all matters except for the election of one third of the directors who are elected solely by the Class A shares. Class C shares are convertible into Class A shares at any time on a one to one ratio. The decrease in treasury stock was the result of treasury stock being used to fund the company’s 401(k) Plans.

Stockholders of both Class A and Class C common stock have received 5% stock dividends in the years 1990 through 2018, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

12)   Capital Stock (Continued)

The following table summarizes the activity in shares of capital stock for the two-year period ended December 31, 2018:

	Class A	Class C
Balance at December 31, 2016	13,819,006	1,902,229

Exercise of stock options	8,183	103,402
Stock dividends	692,635	99,496
Conversion of Class C to Class A	15,753	(15,753)

Balance at December 31, 2017	14,535,577	2,089,374

Exercise of stock options	38,473	-
Stock dividends	730,560	104,457
Conversion of Class C to Class A	188	(188)

Balance at December 31, 2018	15,304,798	2,193,643

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	2018	2017
Numerator:
Net earnings	$21,686,079	$14,112,934

Denominator:
Denominator for basic earnings
per share-weighted-average shares	17,105,308	16,794,146

Effect of dilutive securities
Employee stock options	210,098	329,281
Dilutive potential common shares	210,098	329,281

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	17,315,406	17,123,427

Basic earnings per share	$1.27	$0.84
Diluted earnings per share	$1.25	$0.82

For the years ended December 31, 2018 and 2017, there were 862,915 and 589,822 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

13)   Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $237,123 and $395,603 has been recognized under these plans for the years ended December 31, 2018 and 2017, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2018, the total unrecognized compensation expense related to the options issued in December 2018 was $239,620, which is expected to be recognized over the vesting period of one year.

The fair value of each option granted is estimated on the date of grant using the Black Scholes Option Pricing Model. The Company estimates the expected life of the options using the simplified method. Future volatility is estimated based upon the weighted historical volatility of the Company’s Class A common stock over a period equal to the expected life of the options. The risk-free interest rate for the expected life of the options is based upon the Federal Reserve Board’s daily interest rates in effect at the time of the grant.

The following table summarizes the assumptions used in estimating the fair value of each option granted along with the weighted-average fair value of the options granted:

			Assumptions
Grant Date	Plan	Weighted-Average Fair Value of Each Option (1)	Expected Dividend Yield	Underlying stock FMV	Weighted- Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (years)
November 30, 2018	All Plans	$1.12	5%	$4.91	34.61%	2.86%	4.56

December 1, 2017	All Plans	$1.20	5%	$4.80	41.07%	2.07%	4.35

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

13)   Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	741,973	$4.33	556,298	$4.52
Adjustment for the effect of stock dividends	40,978		24,934
Granted	124,500		70,000
Exercised	(8,182)		(103,402)
Cancelled	(18,843)		(24,227)

Outstanding at December 31, 2017	880,426	$4.35	523,603	$5.24
Adjustment for the effect of stock dividends	48,168		27,491
Granted	142,000		90,000
Exercised	(42,211)		-
Cancelled	(17,109)		(63,814)

Outstanding at December 31, 2018	1,011,274	$4.49	577,280	$5.15

Exercisable at end of year	862,174	$4.31	482,780	$5.13

Available options for future grant	297,128		146,425

Weighted average contractual term of options outstanding at December 31, 2018	6.14 years		3.96 years

Weighted average contractual term of options exercisable at December 31, 2018	5.90 years		2.80 years

Aggregated intrinsic value of options outstanding at December 31, 2018 (1)	$792,135		$188,462

Aggregated intrinsic value of options exercisable at December 31, 2018 (1)	$792,135		$188,462

(1) The Company used a stock price of $4.91 as of December 31, 2018 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2018 and 2017 was $123,154 and $611,126, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

14)   Statutory Financial Information and Dividend Limitations

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

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Statutory Net Income		Statutory Capital and Surplus
	2018	2017	2018	2017
Amounts by insurance subsidiary:
Security National Life Insurance Company	$17,963,528	$(3,045,489)	$47,184,064	$35,646,989
First Guaranty Insurance Company	1,042,683	1,437,963	5,786,369	4,583,346
Memorial Insurance Company of America	94	36	1,088,880	1,081,799
Southern Security Life Insurance Company, Inc.	68	72	1,586,915	1,591,070
Trans-Western Life Insurance Company	5,460	2,597	508,390	502,930
Total	$19,011,833	$(1,604,821)	$56,154,618	$43,406,134

The Utah, Arkansas, Louisiana, Mississippi and Texas Insurance Departments impose minimum risk-based capital (RBC) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than the first level of regulatory action as of December 31, 2018.

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, that exceed minimum statutory capital requirements. Additional requirements must be met depending on the state, and payments of such amounts as dividends are subject to approval by regulatory authorities.

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay a stockholder dividend to the Company as long as the Company provides the Utah Insurance Commissioner (the “Utah Commissioner”) with at least 30 days notice and the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) net gain from operations, not including realized capital gains, for the immediately preceding calendar year, not including pro rata distributions of the Company’s own securities. In determining whether a dividend is extraordinary, the Company may include carryforward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. Security National Life Insurance Company will be permitted to pay a dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Utah Commissioner and the Utah Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In all cases, a dividend may not be paid that would reduce the insurer’s total adjusted capital below the insurer’s company action level risk-based capital, as defined for statutory reporting purposes. Amounts available to be paid as dividends in the next 12 months totals approximately $1,633,000.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

14)   Statutory Financial Information and Dividend Limitations (Continued)

Under the Louisiana Insurance Code, First Guaranty Insurance Company is permitted to pay a stockholder dividend to Security National Life as long as First Guaranty Insurance Company’s capital has been (i) fully paid in cash, (ii) is unimpaired, (iii) has a surplus beyond its capital stock and (iv) has a surplus beyond its minimum required surplus. In 2017, First Guaranty Insurance Company paid to Security National Life a cash dividend of $1,000,000. Amounts available to be paid as dividends at December 31, 2018 totaled approximately $1,886,000.

15)   Business Segment Information

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company’s life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company’s independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company’s cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company’s mortgage segment consists of fee income and expenses from the originations of residential mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that are managed separately due to the different products provided and the need to report separately to the various regulatory jurisdictions. The Company regularly reviews the quantitative thresholds and other criteria to determine when other business segments may need to be reported.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

15)   Business Segment Information (Continued)

	2018
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$75,928,910	$13,726,518	$116,185,853	$-	$205,841,281
Net investment income	38,720,365	283,343	909,559	-	39,913,267
Gains on investments and other assets	21,396,282	2,301,342	243,555	-	23,941,179
Other revenues	1,636,901	128,797	8,157,302	-	9,923,000
Intersegment revenues:
Net investment income	3,972,532	429,312	503,794	(4,905,638)	-
Total revenues	141,654,990	16,869,312	126,000,063	(4,905,638)	279,618,727
Expenses:
Death, surrenders and other policy benefits	39,185,087	-	-	-	39,185,087
Increase in future policy benefits	24,332,088	-	-	-	24,332,088
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	11,270,579	360,767	-	-	11,631,346
Selling, general and administrative expenses:
Commissions	3,242,745	1,222,642	45,825,965	-	50,291,352
Personnel	18,489,063	4,773,866	44,106,023	-	67,368,952
Advertising	566,154	333,852	3,702,585	-	4,602,591
Rent and rent related	321,701	33,138	7,250,536	-	7,605,375
Depreciation on property and equipment	400,686	372,469	1,093,846	-	1,867,001
Cost related to funding mortgage loans	-	-	6,423,944	-	6,423,944
Intersegment	402,213	182,009	531,370	(1,115,592)	-
Other	10,094,626	3,046,902	17,873,471	-	31,014,999
Interest expense:
Intersegment	481,587	173,807	3,134,652	(3,790,046)	-
Other	2,744,841	294,535	3,917,331	-	6,956,707
Costs of goods and services sold-mortuaries and cemeteries	-	2,158,895	-	-	2,158,895
Total benefits and expenses	111,531,370	12,952,882	133,859,723	(4,905,638)	253,438,337
Earnings before income taxes	$30,123,620	$3,916,430	$(7,859,660)	$-	$26,180,390
Income tax benefit (expense)	(5,275,662)	(946,820)	1,728,171	-	(4,494,311)
Net earnings	$24,847,958	$3,916,430	$(6,131,489)	$-	$21,686,079

Identifiable assets	$928,251,387	$90,639,130	$159,680,649	$(130,525,613)	$1,048,045,553

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

15)    Business Segment Information (Continued)

	2017
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$70,412,476	$12,657,117	$153,797,171	$-	$236,866,764
Net investment income	34,089,912	424,316	548,740	-	35,062,968
Gains (losses) on investments and other assets	(3,871,309)	186,335	736,492	-	(2,948,482)
Other than temporary impairments	(774,339)	-	-	-	(774,339)
Other revenues	856,094	97,602	7,765,483	-	8,719,179
Intersegment revenues:
Net investment income	5,987,731	422,623	401,283	(6,811,637)	-
Total revenues	106,700,565	13,787,993	163,249,169	(6,811,637)	276,926,090
Expenses:
Death, surrenders and other policy benefits	36,095,018	-	-	-	36,095,018
Increase in future policy benefits	23,622,750	-	-	-	23,622,750
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	8,157,456	322,794	-	-	8,480,250
Selling, general and administrative expenses:
Commissions	3,095,319	1,053,449	63,954,249	-	68,103,017
Personnel	17,031,563	4,519,573	48,777,694	-	70,328,830
Advertising	518,117	293,009	4,943,614	-	5,754,740
Rent and rent related	446,701	51,742	8,212,251	-	8,710,694
Depreciation on property and equipment	484,349	401,564	1,334,780	-	2,220,693
Costs related to funding mortgage loans	-	-	8,663,223	-	8,663,223
Intersegment	315,588	184,853	499,707	(1,000,148)	-
Other	9,540,607	2,826,208	17,064,784	-	29,431,599
Interest expense:
Intersegment	445,520	181,793	5,184,176	(5,811,489)	-
Other	2,218,956	330,211	3,488,165	-	6,037,332
Costs of goods and services sold-mortuaries and cemeteries	-	1,945,832	-	-	1,945,832
Total benefits and expenses	101,971,944	12,111,028	162,122,643	(6,811,637)	269,393,978
Earnings before income taxes	$4,728,621	$1,676,965	$1,126,526	$-	$7,532,112
Income tax benefit (expense)	6,301,872	(606,293)	885,243	-	6,580,822
Net earnings	$11,030,493	$1,676,965	$2,011,769	$-	$14,112,934

Identifiable assets	$858,068,899	$95,097,729	$161,051,531	$(134,810,675)	$979,407,484

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

16)   Related Party Transactions

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company. The Company and its Board of Directors is unaware of any related party transactions that require disclosure as of December 31, 2018.

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

Level 3:  Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The Company utilizes a combination of third-party valuation service providers, brokers, and internal valuation models to determine fair value.

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Equity Securities: The fair values of investments in equity securities along with methods used to estimate such values are disclosed in Note 2 of the Notes to the Consolidated Financial Statements.

Restricted Assets: A portion of these assets include mutual funds and equity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents and participations in mortgage loans. The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature.

Cemetery Endowment Care Trust Investments:  A portion of these assets include equity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature.

Call and Put Options: The Company uses quoted market prices to value its call and put options.

Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

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

Loan Commitments and Forward Sale Commitments: The Company’s mortgage segment enters into loan commitments with potential borrowers and forward sale commitments to sell loans to third-party investors. The Company also uses a hedging strategy for these transactions. A loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after issuance of the loan commitment. Loan commitments are defined to be derivatives under GAAP and are recognized at fair value on the consolidated balance sheets with changes in their fair values recorded in current earnings.

The Company estimates the fair value of a loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the loan commitment is issued. Following issuance, the value of a mortgage loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company’s recent historical data are used to estimate the quantity and value of mortgage loans that will fund within the terms of the commitments.

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

It should be noted that for replacement cost, when determining the fair value of real estate held for investment, the Company uses Marshall and Swift, a provider of building cost information to the real estate construction industry. For the investment analysis, the Company used market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company also considers area comparables and property condition when determining fair value.

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
Years Ended December 31, 2018 and 2017

17)   Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2018.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$5,558,611	$5,558,611	$-	$-
Total equity securities	$5,558,611	$5,558,611	$-	$-

Loans held for sale	136,210,853	-	-	136,210,853
Restricted assets (1)	744,673	744,673	-	-
Cemetery perpetual care trust investments (1)	483,353	483,353	-	-
Derivatives - loan commitments (2)	1,969,967	-	-	1,969,967

Total assets accounted for at fair value on a recurring basis	$144,967,457	$6,786,637	$-	$138,180,820

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	$(4,629)	$(4,629)	$-	$-
Derivatives - put options (3)	(296,053)	(296,053)	-	-
Derivatives - loan commitments (3)	(378,151)	-	-	(378,151)

Total liabilities accounted for at fair value on a recurring basis	$(678,833)	$(300,682)	$-	$(378,151)

(1) Mutual funds and equity securities
(2) Included in other assets on the consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2018	Technique	Input(s)	Value	Value	Average
Loans held for sale	$136,210,853	Market approach	Investor contract pricing as a percentage of unpaid principal balance	95.6%	107.5%	103.6%

Derivatives - loan commitments (net)	1,591,816	Market approach	Fall-out factor	1.0%	99.0%	17.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	50 bps	337 bps	151 bps

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

17)   Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Loans Held for Sale

Balance - December 31, 2017	$1,996,589	$133,414,188
Originations		2,194,607,543
Sales		(2,259,145,473)
Transfer to mortgage loans held for investment		(10,827,797)
Total gains (losses):
Included in earnings (1)	(404,773)	78,162,392

Balance - December 31, 2018	$1,591,816	$136,210,853

(1) As a component of mortgage fee income on the consolidated statements of earnings

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2018.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,253,302	$-	$-	$1,253,302
Mortgage servicing rights additions	3,922,816	-	-	3,922,816
Impaired real estate held for investment	1,611,384	-	-	1,611,384

Total assets accounted for at fair value on a nonrecurring basis	$6,787,502	$-	$-	$6,787,502

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

17)   Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2017.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,037,855	$6,037,855	$-	$-
Total equity securities	$6,037,855	$6,037,855	$-	$-

Loans held for sale	133,414,188	-	-	133,414,188
Restricted assets (1)	809,958	809,958	-	-
Cemetery perpetual care trust investments (1)	682,315	682,315	-	-
Derivatives - loan commitments (2)	2,032,782	-	-	2,032,782

Total assets accounted for at fair value on a recurring basis	$142,977,098	$7,530,128	$-	$135,446,970

Liabilities accounted for at fair value on a recurring basis
Derivative - call options (3)	$(64,689)	$(64,689)	$-	$-
Derivatives - put options (3)	(20,568)	(20,568)	-	-
Derivative - loan commitments (3)	(36,193)	-	-	(36,193)

Total liabilities accounted for at fair value on a recurring basis	$(121,450)	$(85,257)	$-	$(36,193)

(1) Mutual funds and equity securities
(2) Included in other assets on the consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the consolidated balance sheets

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Bank Loan Interest Rate Swaps	Loans Held for Sale
Balance - December 31, 2016	$6,809,332	$(3,308)	$-
Originations			$1,233,683,666
Sales			$(1,151,031,388)
Total gains (losses):
Included in earnings (1)	(4,812,743)	-	50,761,910
Included in other comprehensive income (2)	-	3,308	-
Balance - December 31, 2017	$1,996,589	$-	$133,414,188

(1) As a component of mortgage fee income on the consolidated statements of earnings
(2) As a component of unrealized gains on derivative instruments on the consolidated statements of comprehensive income

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

17)   Fair Value of Financial Instruments (Continued)

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2018 and 2017.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2018:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities, held to maturity	$232,078,723	$-	$229,668,844	$5,082,014	$234,750,858
Mortgage loans held for investment
Residential	87,947,566	-	-	92,503,553	92,503,553
Residential construction	70,886,702	-	-	70,886,702	70,886,702
Commercial	27,630,801	-	-	28,359,205	28,359,205
Mortgage loans held for investment, net	$186,465,069	$-	$-	$191,749,460	$191,749,460
Policy loans	6,424,325	-	-	6,424,325	6,424,325
Insurance assignments, net (1)	34,146,868	-	-	34,168,868	34,168,868
Restricted assets (2)	1,258,397	-	1,271,687	-	1,271,687
Restricted assets (3)	1,799,268	-	-	1,810,185	1,810,185
Cemetery perpetual care trust investments (2)	990,390	-	983,410	-	983,410
Mortgage servicing rights, net	20,016,822	-	-	28,885,316	28,885,316

Liabilities
Bank and other loans payable	$(187,521,188)	$-	$-	$(187,521,188)	$(187,521,188)
Policyholder account balances (4)	(46,479,853)	-	-	(37,348,289)	(37,348,289)
Future policy benefits - annuities (4)	(98,137,615)	-	-	(97,641,146)	(97,641,146)

(1) Included in other investments and policy loans on the consolidated balance sheets
(2) Fixed maturity securities held to maturity
(3) Participation in mortgage loans held for investment
(4) Included in future policy benefits and unpaid claims on the consolidated balance sheet

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

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

Mortgage Loans Held for Investment: The estimated fair value of the Company’s mortgage loans held for investment is determined using various methods. The Company’s mortgage loans are grouped into three categories: Residential, Residential Construction and Commercial. When estimating the expected future cash flows, it is assumed that all loans will be held to maturity, and any loans that are non-performing are evaluated individually for impairment.

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
Years Ended December 31, 2018 and 2017

17)   Fair Value of Financial Instruments (Continued)

Policy Loans: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values because they are fully collateralized by the cash surrender value of the underlying insurance policies.

Insurance Assignments, Net: These investments are short in maturity. Accordingly, the carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

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

18)   Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2018	2017
Unrealized gains on equity securities, restricted assets and cemetery perpetual care trust investments	$-	$421,499
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01) (1)	(603,170)	-
Reclassification adjustment for net realized gains in net income	-	90,475
Net unrealized gains before taxes	(603,170)	511,974
Tax expense	-	(175,644)
Net	(603,170)	336,330
Unrealized gains for bank loan interest rate swaps before taxes	-	3,308
Tax expense	-	(1,290)
Net	-	2,018
Unrealized gains for foreign currency translations adjustments	(3,761)	-
Tax expense	938	-
Net	(2,823)	-
Other comprehensive income changes	$(605,993)	$338,348

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

18)   Accumulated Other Comprehensive Income (Continued)

The following is the accumulated balances of other comprehensive income as of December 31, 2018:

	Beginning Balance December 31, 2017	Change for the period		Ending Balance December 31, 2018
Unrealized gains on equity securities, restricted assets and cemetery perpetual care trust investments	$603,170	$(603,170)	(1)	$-
Foreign currency translation adjustments	-	(2,823)		(2,823)
Other comprehensive income	$603,170	$(605,993)		$(2,823)

The following is the accumulated balances of other comprehensive income as of December 31, 2017:

	Beginning Balance December 31, 2016	Change for the period	Ending Balance December 31, 2017
Unrealized gains on equity securities, restricted assets and cemetery perpetual care trust investments	$266,840	$336,330	$603,170
Unrealized gains for bank loan interest rate swaps	(2,018)	2,018	-
Other comprehensive income	$264,822	$338,348	$603,170

(1)	See Note 1 regarding the adoption of ASU 2016-01.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

19)	Derivative Instruments

The following table shows the fair value of derivatives as of December 31, 2018 and 2017.

	Fair Values and Notional Amounts of Derivative Instruments
		December 31, 2018			December 31, 2017
Balance Sheet Location		Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$93,758,218	$1,969,967	$378,151	$105,679,107	$2,032,782	$36,193
Call options	Other liabilities	805,500	--	4,629	1,488,550	--	64,689
Put options	Other liabilities	4,861,700	--	296,053	2,265,900	--	20,568

Total		$99,425,418	$1,969,967	$678,833	$109,433,557	$2,032,782	$121,450

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)
		Years ended December 31
Derivative	Classification	2018	2017
Interest Rate Swaps	Other comprehensive income	$-	$2,018

Loan commitments	Mortgage fee income	$(404,773)	$(4,812,743)	(1)

Call and put options	Gains on investments and other assets	$187,786	$316,244

(1) Includes the transfer of loan commitments to the value of loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

20)   Acquisitions

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

Under the terms of the transaction, as set forth in the Stock Purchase Agreement, dated June 1, 2018, by and among the Company, Beta Capital and Maxson, the Company paid Maxson the purchase consideration at the closing of the transaction equal to the sum of (i) $890,000 in cash plus (ii) the accounts receivable value of $2,515,783, representing the total amount of the Company's outstanding receivables as of the closing date of June 1, 2018, for a total closing payment of $3,405,783. From the $3,405,783 closing payment, a holdback amount equal to $175,000 was deposited into an interest bearing escrow account to be held for a period of eighteen months from the closing date to pay off any uncollected accounts receivable and other liabilities of Beta Capital as of the closing date.

The estimated fair values of the assets acquired at the date of acquisition were as follows:

Other investments - insurance assignments	$2,515,783
Other - customer list intangible asset	890,000
Total assets acquired	3,405,783
Fair value of net assets acquired/consideration paid	$3,405,783

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

21)   Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table presents the MSR activity for the periods presented.

	December 31
	2018	2017
Amortized cost:
Balance before valuation allowance at beginning of year	$21,376,937	$18,872,362
MSR additions resulting from loan sales	3,922,816	6,085,352
Amortization (1)	(5,282,931)	(3,580,777)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$20,016,822	$21,376,937

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$20,016,822	$21,376,937

Estimated fair value of MSRs at year end	$28,885,316	$27,427,174

(1) Included in other expenses on the consolidated statements of earnings

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2018 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2019	2,948,860
2020	2,457,300
2021	2,120,792
2022	1,816,710
2023	1,563,832
Thereafter	9,109,328
Total	$20,016,822

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

21)   Mortgage Servicing Rights (Continued)

During the years ended December 31, 2018 and 2017, the Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings:

	2018	2017
Contractual servicing fees	$7,561,226	$7,199,649
Late fees	319,244	284,550
Total	$7,880,470	$7,484,199

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	Years Ended December 31
	2018	2017
Servicing UPB	2,941,231,563	2,924,868,843

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2018	3.86%	6.33	9.51
December 31, 2017	3.67%	6.34	10.01

22)   Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table provides information regarding future policy benefits and unpaid claims and the related receivable from reinsurers.

	Years Ended September 30
	2018	2017
Life	$466,232,621	$445,247,671
Annuities	98,137,615	99,474,392
Policyholder account balances	46,479,853	47,867,037
Accident and health	482,693	482,234
Other policyholder funds	4,431,296	4,487,521
Reported but unpaid claims	3,365,872	6,023,084
Incurred but not reported claims	1,269,764	1,165,012

Gross future policy benefits and unpaid claims	$620,399,714	$604,746,951

Receivable from reinsurers

Life	6,702,328	7,291,996
Annuities	4,078,666	6,023,092
Reported but unpaid claims	33,108	69,218
Incurred but not reported claims	6,000	10,297

Total receivable from reinsurers	10,820,102	13,394,603

Net future policy benefits and unpaid claims	$609,579,612	$591,352,348

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

23)   Revenues from Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, “Revenue from Contracts with Customers” (See Note 1 of the Notes to Consolidated Financial Statements).

Contracts with Customers

Information about Performance Obligations and Contract Balances

The Company’s cemetery and mortuary segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled. The total contract liability for future obligations is included in deferred pre-need cemetery and mortuary contract revenues on the consolidated balance sheets and, as of December 31, 2018 and 2017, the balances were $13,203,098 and 13,729,547, respectively.

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred and the funds are placed in trust until the need arises, the merchandise is received or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. As of December 31, 2018 and 2017, the balances were $12,870,416 and $13,477,075, respectively.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from a manufacturer such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received. As of December 31, 2018 and 2017, the balances were $327,302 and $236,572, respectively. Deferred revenue for at-need specialty revenue is not placed in trust.

Deferred Pre-need Land Revenue: Deferred pre-need revenue and corresponding commissions are deferred until 10% of the funds are received from the customer through regular monthly payments. As of December 31, 2018 and 2017, the balances were $5,380 and $15,900, respectively. Deferred pre-need land revenue is not placed in trust.

Complete payment of the contract does not constitute fulfillment of the performance obligation. Goods or services are deferred until such time the service is performed or merchandise is received. Pre-need contracts are required to be paid in full prior to a customer using a good or service from a pre-need contract. Goods and services from pre-need contracts can be transferred when paid in full from one owner to another. In such cases, the Company will act as an agent in transferring the requested goods and services. A transfer of goods and services does not fulfill an obligation and revenue remains deferred.

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2018)	$3,608,379	$-	$12,873,068
Closing (12/31/2018)	2,816,225	-	12,508,625
Increase/(decrease)	(792,154)	-	(364,443)

(1) Included in Receivables, net on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

23)   Revenues from Contracts with Customers (Continued)

The following table disaggregates the opening and closing balances of the Company’s contract assets and contract liabilities.

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$12,620,596
At-need specialty merchandise	-	236,572
Pre-need land sales	-	15,900
Opening (1/1/2018)	$-	$12,873,068

Pre-need merchandise and services	$-	$12,175,943
At-need specialty merchandise	-	327,302
Pre-need land sales	-	5,380
Closing (12/31/2018)	$-	$12,508,625

The amount of revenue recognized for the year ended December 31, 2018 that was included in the opening contract liability balance was $2,623,903.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

Year Ended December 31
2018
Major goods/service lines
At-need	$10,391,976
Pre-need	3,334,542
$13,726,518

Timing of Revenue Recognition
Goods transferred at a point in time	$9,100,851
Services transferred at a point in time	4,625,667
$13,726,518

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

23)   Revenues from Contracts with Customers (Continued)

Significant Judgments and Estimates

The Company's cemetery and mortuary segment recognizes revenue on future performance obligations when goods are delivered and when services are performed and is not determined by the terms or payments of the contract as long as any good or service is paid in full prior to delivery. Prices are determined based on the market at the time a contract is created. Goods or services are not partially completed. There are no significant judgements, estimations or allocation methods when revenue should be recognized.

Practical Expedients

The Company's cemetery and mortuary segment uses practical expedients in recognizing revenue for at-need specialty merchandise. At-need specialty merchandise consists of customized markers and bases ordered from a third-party manufacturer. These markers and bases can be ordered for at-need or pre-need contracts once the contract is paid in full. It is difficult to determine the exact point in time when each base and marker is delivered and installed. The Company uses practical expedients in determining when to recognize revenue. A marker is considered shipped and delivered once an invoice from the manufacturer is received requesting payment on the customized merchandise. The company uses the invoice as the method for considering obligations fulfilled on specialty merchandise.

Contract Costs

The Company's cemetery and mortuary segment defers certain costs associated with obtaining a contract on future obligations.

Pre-need Merchandise and Service Revenue: Pre-need merchandise and service revenues are deferred until the goods or services are delivered. Recognition can be years until the obligations are satisfied. Commissions and other costs are capitalized and deferred until the obligation is satisfied. Other costs include rent on pre-need offices and training rooms, and call center costs. Costs that are allocated based on a percentage include family service advisor compensation, bonuses, utilities and supplies that are all used to procure a pre-need sale.

At-need Specialty Merchandise Revenue: At-need specialty merchandise is ordered from a third-party manufacturer. Generally, at-need specialty merchandise is ordered and received within 90 days of order. These orders are also short-term in nature and only commissions are deferred until the product is received from the manufacturer and the obligation is satisfied.

Deferred Pre-need Land Revenue: Revenue is recognized on pre-need land sales when the customer has paid at least 10% toward the land price. In cases, where customers pay less than 10%, the revenue and associated commissions are deferred until such time when 10% of the contract price is received.

The following table disaggregates contract costs that are included in deferred policy and pre-need contract acquisition costs on the consolidated balances sheets.

Year Ended December 31
2018
Pre-need merchandise and services	$3,575,032
At-need specialty merchandise	15,926
Pre-need land sales	1,237
$3,592,195

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

24)   Subsequent Events

Acquisition of Probst Family Funerals and Cremations and Heber Valley Funeral Home

On February 15, 2019, the Company, through its wholly-owned subsidiary, Memorial Mortuary Inc., completed an asset purchase transaction with Probst Family Funerals and Cremations, LLC. (“Probst Family Funerals”) and Heber Valley Funeral Home, Inc. (“Heber Valley Funeral Home”). These funeral homes are both located in Heber Valley, a community situated about 45 miles southeast of Salt Lake City. For the year ended December 31, 2018, Probst Family Funerals and Heber Valley Funeral Home had combined revenues of $1,055,634 and a combined net pre-tax income of $179,613. As of December 31, 2018, Probst Family Funerals and Heber Valley Funeral Home had combined assets of $1,161,029 and a combined total equity of $18,052.

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated February 15, 2019, by and among SN Probst LLC, a wholly owned subsidiary of Memorial Mortuary (“SN Probst”), and Probst Family Funerals, Heber Valley Funeral Home, Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha L. Probst, Memorial Mortuary, through its wholly owned subsidiary SN Probst, paid the purchase price of $3,300,000 for the business and assets of Probst Family Funerals and Heber Valley Funeral Home, subject to a $150,000 holdback. At the closing, Probst Funeral Homes and Heber Valley Funeral Home paid off the $907,407 principal balance and $4,340 in interest on a loan at Zions Bank that was secured by the Heber Valley Funeral Home. Also, at the closing, Probst Funeral Homes and Heber Valley Funeral Home paid off the $157,148 loan with Utah Community Credit Union and the $32,987 line of credit with Zions Bank.

25)   Quarterly Financial Data (Unaudited)

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$82,076,109	$68,865,126	$67,223,093	$61,454,399
Benefits and expenses	60,888,928	64,702,895	65,011,295	62,835,219
Earnings before income taxes	21,187,181	4,162,231	2,211,798	(1,380,820)
Income tax expense	(4,261,258)	(924,014)	(198,052)	889,013
Net earnings	16,925,923	3,238,217	2,013,746	(491,807)
Net earnings per common share (1)	$1.00	$0.19	$0.12	$(0.03)
Net earnings per common share assuming dilution (1)	$0.99	$0.19	$0.12	$(0.03)

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$70,829,297	$73,171,558	$71,971,851	$60,953,384
Benefits and expenses	67,931,527	69,177,259	70,833,834	61,451,358
Earnings before income taxes	2,897,770	3,994,299	1,138,017	(497,974)
Income tax expense	(1,037,770)	(1,508,435)	(41,179)	9,168,206
Net earnings	1,860,000	2,485,864	1,096,838	8,670,232
Net earnings per common share (1)	$0.11	$0.15	$0.07	$0.51
Net earnings per common share assuming dilution (1)	$0.11	$0.15	$0.06	$0.51

_______________________
(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2018. Based on that assessment management believes that at December 31, 2018, the Company’s internal control over financial reporting was effective.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)  Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
6
Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors consists of eight persons, five of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that Scott M. Quist and Christie Q. Overbaugh are brother and sister, Jason G. Overbaugh is the son of Ms. Christie Q. Overbaugh, and S. Andrew Quist and Adam G. Quist are the sons of Scott M. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company

Scott M. Quist	65	Chairman of the Board, President, Chief Executive Officer and Director

Garrett S. Sill	48	Chief Financial Officer and Treasurer

Jason G. Overbaugh	44	Vice President, National Marketing Director of Life Insurance and Director

S. Andrew Quist	38	Vice President, General Counsel, and Director

Jeffrey R. Stephens	65	Senior General Counsel and Secretary

Stephen C. Johnson	62	Vice President of Mortgage Operations

Christie Q. Overbaugh	70	Senior Vice President of Life Insurance Internal Operations

Adam G. Quist	33	Vice President - Memorial Services, Assistant Secretary, and General Counsel

John L. Cook	64	Director

Gilbert A. Fuller	78	Director

Robert G. Hunter	59	Director

H. Craig Moody	67	Director

Norman G. Wilbur	80	Director

Directors

The following is a description of the business experience of each of the Company’s directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since 2012. Mr. Quist also serves as the Company’s President, a position he has held since 2002. He has additionally served as a director of the Company since 1986.  From 1993 to 2013, Mr. Quist served as Treasurer and a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, and as its President from 1990 to 2000. From 1986 to 1991, Mr. Quist was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since 1993.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree also from Brigham Young University.  Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his 17 year tenure as President of the Company and 32 year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that Mr. Quist should serve as Chairman of the Board, President, and Chief Executive Officer of the Company.

Jason G. Overbaugh has served as a director of the Company since July 2013. Mr. Overbaugh has also served as a Vice President and the Assistant Secretary of the Company from 2002 to 2013. Mr. Overbaugh has additionally served as Vice President and National Marketing Director of Security National Life Insurance Company since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., with responsibilities over operations and sales. Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh’s expertise in insurance and marketing, and his 22 years of experience with the Company in its insurance, real estate, and mortuary and cemetery operations led the Board of Directors to conclude that he should serve as a director of the Company.

 S. Andrew Quist has served as a director of the Company since July 2013. Mr. Quist has also served as a Vice President of the Company since 2010. In addition, from 2007 to December 2017, he served as the Company’s Associate General Counsel and since December 2017 as the Company’s General Counsel, where his responsibilities have included the Company’s regulatory matters and acquisitions. In addition, Mr. Quist has served as Executive Vice President and Chief Operating Officer since 2010, and as Vice President from 2008 to 2010, of C&J Financial, LLC, which funds the purchase of funeral and burial policies from funeral homes after the death of the insureds. Mr. Quist has also served since 2013 as a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies. From 2014 to 2016, he served as President of the NALC. Mr. Quist previously served as President of the Utah Life Convention, a consortium of Utah domestic life insurers. Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree from the University of Southern California. Mr. Quist is a member of the State Bar of California.  Mr. Quist’s expertise in insurance, legal and regulatory matters led the Board of Directors to conclude that he should serve as a director of the Company.

John L. Cook has served as a director of the Company since December 2013.  Mr. Cook has served since 1982 as co-owner and operator of Cook Brothers Painting, Inc., a company that provides painting services for contractors and builders of residential and commercial properties. In addition, Mr. Cook attended the University of Utah. As a director, Mr. Cook advised the Board concerning the Company’s investments in commercial and residential real estate projects. Moreover, Mr. Cook’s extensive background in construction and building is important as the Company continues to acquire new real estate holdings and develop its current portfolio of undeveloped land. Mr. Cook’s years of experience in the construction industry and with construction projects led the Board of Directors to conclude that he should serve as a director of the Company.

Gilbert A. Fuller has served as a director of the Company since 2012. From 2006 until his retirement in 2008, Mr. Fuller served as Executive Vice President, Chief Financial Officer and Secretary of USANA Health Sciences, Inc., a multinational manufacturer and direct seller of nutritional supplements. Mr. Fuller joined USANA in 1996 as the Vice President of Finance and served in that role until 1999 when he was appointed as its Senior Vice President. Mr. Fuller has served as a member of the Board of Directors of USANA since 2008. Mr. Fuller received a B.S. degree in Accounting and an M.B.A. degree from the University of Utah. Mr. Fuller’s accounting, finance and corporate strategy expertise and his years of financial, accounting and business experience with public and private companies, including USANA Health Sciences, Inc., which is listed on the New York Stock Exchange, where he served as an executive officer and continues to serve as a director, led the Board of Directors to conclude that he should serve as a director of the Company.

Robert G. Hunter, M.D. has served as a director of the Company since 1998.  Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter is Department Head of Otolaryngology, Head and Neck Surgery at Intermountain Medical Center and a past President of the medical staff of the Intermountain Medical Center.  He is also a delegate to the Utah Medical Association and has served as a delegate representing the State of Utah to the American Medical Association.  Dr. Hunter holds a B.S. degree in Microbiology from the University of Utah and received his medical degree from the University of Utah College of Medicine.  Dr. Hunter’s medical expertise and experience, and his administrative and leadership experience from serving in a number of administrative positions in the medical profession led the Board of Directors to conclude that he should serve as a director of the Company.

H. Craig Moody has served as a director of the Company since 1995.  Mr. Moody is owner of Moody & Associates, a political consulting and real estate company.  He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.  From 1989 to 1992, Mr. Moody was Co-Chairman of the Utah Legislative Audit Committee. Mr. Moody holds a B.S. degree in Political Science from the University of Utah.  Mr. Moody’s real estate and governmental affairs expertise and years of business and leadership experience led the Board of Directors to conclude that he should serve as a director of the Company.

Norman G. Wilbur has served as a director of the Company since 1998.  Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis.  His final position was Manager of Planning and Reporting for J.C. Penny's stores.  After 36 years with J.C. Penny's, Mr. Wilbur opted for early retirement in 1997.  Mr. Wilbur holds a B.S. degree in Accounting from the University of Utah.  Mr. Wilbur’s financial expertise and business experience from a successful career at JC Penny’s led the Board of Directors to conclude that he should serve as a director of the Company.  In addition, the Board of Directors’ determination that Mr. Wilbur is the Audit Committee “financial expert” lends further support to his financial acumen and qualification for serving as a director of the Company.

The Board of Directors, Board Committees, and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than five or more than twelve members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah or a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2018. Each of the directors attended 75% or more of the meetings of the Board of Directors during 2018.

The size of the Board of Directors of the Company is eight members.  A majority of the Board of Directors must qualify as "independent" as that term is defined in Rule 4200 of the listing standards of the Nasdaq Stock Market.  The Board of Directors has affirmatively determined that five of the eight members of the Board of Directors, namely Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur, are independent under the listing standards of the Nasdaq Stock Market.

There are four committees of the Board of Directors, which meet periodically during the year: the Audit Committee, the Compensation Committee, the Executive Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, H. Craig Moody, and Norman G. Wilbur (Chairman of the committee).  During 2018, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Non-Qualified Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2018, the Compensation Committee met on two occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee).  During 2018, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become Board members consistent with criteria approved by the Board, recommends to the Board the persons to be nominated by the Board for election as directors at a meeting of stockholders, and develops and recommends to the Board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2018, the Nominating and Corporate Governance Committee met on two occasions.

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

Executive Officers

Garrett S. Sill has served as Chief Financial Officer and Treasurer since July 2013. From January 2013 to July 2013, Mr. Sill served as Acting Chief Financial Officer and Acting Treasurer. From 2011 to January 2013, Mr. Sill served as Vice President and Assistant Treasurer of Security National Life Insurance Company, a wholly owned subsidiary of the Company. From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage, a wholly owned subsidiary of the Company. Mr. Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and a Master’s degree in Business Administration from the University of Utah. Mr. Sill also serves as a member of the Advisory Council of the School of Accounting and Taxation at Weber State University.

Jeffrey R. Stephens has served as Senior General Counsel of the Company since December 2017, as General Counsel from 2006 to December 2017, and as Secretary of the Company since 2008. Mr. Stephens was in private practice from 1981 to 2006 in the states of Washington and Utah. Mr. Stephens holds a B.A. degree in Geography from the University of Utah and received his law degree from Brigham Young University.  Mr. Stephens is a member of the Utah State Bar Association and the Washington State Bar Association.

Stephen C. Johnson began serving as the Vice President of Mortgage Operations of the Company and as the President of SecurityNational Mortgage in January 2016. Prior to Mr. Johnson’s appointment as President of SecurityNational Mortgage, Mr. Johnson served as Executive Vice President and Chief Operating Officer of SecurityNational Mortgage. Mr. Johnson has over 30 years of experience at the executive management level in the mortgage banking industry. Mr. Johnson holds a B.A. degree in International Relations from Brigham Young University and Master's degree in International Management and Finance from the American Graduate School of International Management (Thunderbird).

Christie Q. Overbaugh has served as Senior Vice President of Life Insurance Internal Operations of the Company since 2006, and a Vice President of the Company from 1998 to June 2006.  Ms. Overbaugh has also served as Vice President of Underwriting for Security National Life Insurance Company since 1998.  From 1986 to 1991, she was Chief Underwriter for Investors Equity Life Insurance Company of Hawaii and Security National Life Insurance Company.  From 1990 to 1991, Ms. Overbaugh was President of the Utah Home Office Underwriters Association.  Ms. Overbaugh is currently a member of the Utah Home Office Underwriters Association and an Associate Member of LOMA (Life Office Management Association).

Adam G. Quist has served as Vice President – Memorial Services and Assistant Secretary of the Company since July 2015. From July 2015 to December 2017, he also served as the Company’s Associate General Counsel. Since December 2017, Mr. Quist has served as the Company’s General Counsel. Mr. Quist has also served since July 2015 as Vice President of Memorial Estates, Inc. (“Memorial Estates”) and since July 2016 as Chief Operating Officer of Memorial Estates. Additionally, Mr. Quist has further served since July 2015 as Vice President of Memorial Mortuary, Inc. (“Memorial Mortuary”) and since July 2016 as Chief Operating Officer of Memorial Mortuary. Both Memorial Estates and Memorial Mortuary are wholly owned subsidiaries of the Company. Mr. Quist hold a B.S. degree and a Master’s degree in Accounting with an emphasis on taxation from Brigham Young University. He received his law degree from the University of Utah. Mr. Quist is a member of the Utah State Bar.

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the Company’s interests.

All executive officers and directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

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

Code of Business Conduct and Ethics. All of the Company’s officers, employees, and directors are required to comply with the Company’s Code of Business Conduct and Ethics to help insure that the Company’s business is conducted in accordance with appropriate standards of ethical behavior. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property, and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company’s business. Employees are required to report any violations or suspected violations of the Code. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics is available on the Company’s website at www.securitynational.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Item 11.  Executive Compensation

The following table sets forth, for each of the last two fiscal years, the compensation received by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2018 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compensation (2) ($)	Total ($)
Scott M. Quist Chairman of the	2018	$489,174	$124,500	--	--	--	$47,221	$660,895
Board, President and Chief Executive Officer	2017	487,925	174,500	--	--	--	46,108	708,533

Garrett S. Sill Chief Financial	2018	$214,165	$25,457	--	--	--	$27,107	$266,729
Officer and Treasurer	2017	206,185	25,007	--	--	--	28,018	259,210

Stephen C. Johnson Vice President of	2018	$361,284	$17,900	--	--	--	$18,257	$397,441
Mortgage Operations	2017	356,145	27,900	--	--	--	18,219	402,264

S. Andrew Quist Vice President and	2018	$221,228	$41,075	--	--	--	$27,163	$289,466
General Counsel	2017	206,374	40,325	--	--	--	27,630	274,329

Jeffrey R. Stephens Senior General	2018	$190,250	$13,525	--	--	--	$24,434	$228,209
Counsel and Secretary	2017	184,229	13,225	--	--	--	26,668	224,122
_____________

(1)	The amounts indicated under “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” consist of amounts that the Company contributed into a trust for the benefit of the Named Executive Officers under the Company’s Non-Qualified Deferred Compensation Plan.
(2)	The amounts indicated under “All Other Compensation” consist of the following amounts that the Company paid for the benefit of the Named Executive Officers:
a)	payments related to the operation of automobiles for Scott M. Quist ($7,200 for each of the years 2018 and 2017); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2018 and 2017). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist, nor the payment of insurance and property taxes with respect to the automobile operated by such executive officer;
b)	group life insurance premiums that the Company paid to a group life insurance plan for Scott M. Quist, Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($178 for each of the years 2018 and 2017);
c)	life insurance premiums that the Company paid for the benefit of Scott M. Quist ($14,934 for each of the years 2018 and 2017); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2018 and 2017);
d)	medical insurance premiums that the Company paid to a medical insurance plan for Scott M. Quist ($13,658 for 2018 and $12,745 for 2017); Garrett S. Sill ($19,657 for 2018 and $18,341 for 2017); Stephen C. Johnson ($6,790 for 2018 and $6,790 for 2017); S. Andrew Quist ($19,654 for 2018 and $18,341 for 2017); and Jeffrey R. Stephens ($18,140 for 2018 and $18,341 for 2017);
e)	long term disability insurance premiums that the Company paid to a provider of such insurance for Scott M. Quist, Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($251 for each of the years 2018 and 2017);
f)	contributions that the Company made to defined contribution plans for Scott M. Quist ($11,000 for 2018 and $10,800 for 2017); Garrett S. Sill ($9,248 for 2018 and $8,561 for 2017); Stephen C. Johnson ($10,838 for 2018 and $10,800 for 2017); S. Andrew Quist ($7,080 for 2018 and $8,860 for 2017); and Jeffrey R. Stephens ($5,865 for 2018 and $7,898 for 2017); and
g)	contributions that the Company made to health savings accounts for Scott M. Quist, Garrett S. Sill, S. Andrew Quist and Jeffrey R. Stephens ($-0- for each of the years 2018 and 2017); and Stephen C. Johnson ($200 for each of the years 2018 and 2017);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2018 and 2017.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimbursements	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
Scott M. Quist	2018	$7,200	-	-	-	$11,000	$29,021	-	-
	2017	7,200	-	-	-	10,800	28,108	-	-

Garrett S. Sill	2018	-	-	-	-	$7,021	$20,086	-	-
	2017	-	-	-	-	9,248	18,770	-	-

Stephen C. Johnson	2018	-	-	-	-	$10,838	$7,419	-	-
	2017	-	-	-	-	10,800	7,419	-	-

S. Andrew Quist	2018	-	-	-	-	$7,080	$20,083	-	-
	2017	-	-	-	-	8,860	18,770	-	-

Jeffrey R. Stephens	2018	-	-	-	-	$5,865	$18,569	-	-
	2017	-	-	-	-	7,898	18,770	-	-

GRANTS OF PLAN-BASED AWARDS

 The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 2018.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying		Exercise or Base Price of Option		Closing Price on Grant		Grant Date Fair Value of Stock and Option
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)		Awards ($/Sh)		Date ($/Sh)		Awards ($)
Scott M. Quist	11/30/18	--	--	--	73,500	(1)	$5.77	(2)	$5.24	(2)	$64,762

Garrett S. Sill	11/30/18	--	--	--	21,000	(1)	5.24	(2)	5.24	(2)	25,681

Stephen C. Johnson	--	--	--	--	--		--		--		--

S. Andrew Quist	11/30/18	--	--	--	26,250	(1)	5.24	(2)	5.24	(2)	32,102

Jeffrey R. Stephens	11/30/18	--	--	--	7,875	(1)	5.24	(2)	5.24	(2)	9,630
(1)	The stock options have been adjusted for the 5% annual stock dividend declared on November 30, 2018 and paid on February 1, 2019.
(2)	Prices have been adjusted for the effect of the 5% annual stock dividend declared on November 30, 2018 and paid on February 1, 2019.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2018.

	Option Awards							Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (1) (#)		Option Exercise Price (2) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	07/02/14	63,814	(3)	--		$3.66	07/02/19	--	--	--	--	--
	12/05/14	127,629	(4)	--		4.27	12/05/19	--	--	--	--	--
	12/04/15	121,551	(5)	--		6.02	12/04/20	--	--	--	--	--
	12/02/16	92,610	(6)	--		6.63	12/02/21	--	--	--	--	--
	12/01/17	82,688		--		5.02	12/02/22	--	--	--	--	--
	11/30/18	--		73,500	(9)	5.77	11/30/23	--	--	--	--	--

Garrett S. Sill	12/06/13	5,361		--		$3.56	12/06/23	--	--	--	--	--
	07/02/14	5,106		--		3.33	07/02/24	--	--	--	--	--
	12/05/14	10,210		--		3.89	12/05/24	--	--	--	--	--
	12/04/15	12,155		--		5.47	12/04/25	--	--	--	--	--
	12/02/16	11,576		--		6.03	12/02/26	--	--	--	--	--
	12/01/17	16,538	(7)	--		4.56	12/01/27	--	--	--	--	--
	11/30/18	--		21,000	(8)	5.24	11/30/28	--	--	--	--	--

Stephen C. Johnson	04/13/12	4,221		--		$1.09	04/13/22	--	--	--	--	--
	12/06/13	4,020		--		3.56	12/06/23	--	--	--	--	--
	07/02/14	3,829		--		3.33	07/02/24	--	--	--	--	--
	12/05/14	7,658		--		3.89	12/05/24	--	--	--	--	--
	12/04/15	12,155		--		5.47	12/04/25	--	--	--	--	--
	12/02/16	5,789		--		6.03	12/02/26	--	--	--	--	--
	12/01/17	11,025		--		4.56	12/01/27	--	--	--	--	--

S. Andrew Quist	04/13/12	21,107		--		$1.09	04/13/22	--	--	--	--	--
	12/06/13	13,401		--		3.56	12/06/23	--	--	--	--	--
	07/02/14	12,763		--		3.33	07/02/24	--	--	--	--	--
	12/05/14	25,527		--		3.89	12/05/24	--	--	--	--	--
	12/04/15	24,311		--		5.47	12/04/25	--	--	--	--	--
	12/02/16	23,153		--		6.03	12/02/26	--	--	--	--	--
	12/01/17	22,050	(7)	--		4.80	12/01/27	--	--	--	--	--
	11/30/18	--		26,250	(8)	5.24	11/30/28	--	--	--	--	--

Jeffrey R. Stephens	04/13/12	3,519		--		$1.09	04/13/22	--	--	--	--	--
	12/06/13	3,351		--		3.56	12/06/23	--	--	--	--	--
	07/02/14	3,191		--		3.33	07/02/24	--	--	--	--	--
	12/05/14	6,382		--		3.89	12/05/24	--	--	--	--	--
	12/04/15	6,078		--		5.47	12/04/25	--	--	--	--	--
	12/02/16	5,789		--		6.03	12/02/26	--	--	--	--	--
	12/01/17	5,513		--		4.56	12/01/27	--	--	--	--	--
	11/30/18	--		7,875	(9)	5.24	11/30/28	--	--	--	--	--
________________
(1)	Except for options granted to Scott M. Quist that have five-year terms, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.
(2)	Exercise prices have been adjusted for the effect of annual stock dividends.
(3)	On July 2, 2014, Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $3.66 per share or 50,000 shares of Class C common stock at an exercise price of $3.66 per share, or any combination thereof.
(4)	On December 5, 2014, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $4.27 per share or 100,000 shares of Class C common stock at an exercise price of $4.27 per share, or any combination thereof.
(5)	On December 4, 2015, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $6.02 per share or 100,000 shares of Class C common stock at an exercise price of $6.02 per share, or any combination thereof.
(6)	On December 2, 2016, Scott Quist was granted stock options to purchase 80,000 shares of Class A common stock at an exercise price of $6.63 per share or 80,000 shares of Class C common stock at an exercise price of $6.63 per share, or any combination thereof.
(7)	On December 1, 2017, Garrett S. Sill was granted stock options to purchase 15,000 shares of Class A common stock at an exercise price of $4.56 per share or 15,000 shares of Class C common stock at an exercise price of $4.56 per share, or any combination thereof. Also, on December 1, 2017, S. Andrew Quist was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $4.56 per share or 20,000 shares of Class C common stock at an exercise price of $4.56 per share, or any combination thereof.
(8)	On November 30, 2018, Garrett S. Sill was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $5.24 per share or 20,000 shares of Class C common stock at an exercise price of $5.24 per share, or any combination thereof. Also, on November 30, 2018, S. Andrew Quist was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $5.24 per share or 20,000 shares of Class C common stock at an exercise price of $5.24 per share, or any combination thereof.
(9)	Stock options vest at the rate of 25% of the total number of shares subject to the options on March 1, 2019 and 25% of the total number of shares on the last day of each three month period thereafter.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vested 25% per quarter over a one year period after the grant date.
07/02/14	These options vested 25% per quarter over a one year period after the grant date.
12/05/14	These options vested 25% per quarter over a one year period after the grant date.
12/04/15	These options vested 25% per quarter over a one year period after the grant date.
12/02/16	These options vested 25% per quarter over a one year period after the grant date.
12/01/17	These options vested 25% per quarter over a one year period after the grant date.
11/30/18	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2018.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	--	--	--	--
Garrett S. Sill	--	--	--	--
Stephen C. Johnson	--	--	--	--
S. Andrew Quist	20,102	$74,176	--	--
Jeffrey R. Stephens	--	--	--	--

PENSION BENEFITS

The following table sets forth the present value as of December 31, 2018 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott M. Quist	None	--	--	--
Garrett S. Sill	None	--	--	--
Stephen C. Johnson	None	--	--	--
S. Andrew Quist	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	1,588,554	(2)	$4.49	(2)	443,553	(3)
Equity compensation plans not approved by stockholders	0		-		0
_____________________

(1)	This reflects the 2013 Stock Option Plan (the "2013 Plan") and the 2014 Director Stock Option Plan (the "2014 Director Plan"). The 2013 Plan was approved by the stockholders at the annual stockholders meeting held on July 12, 2013, which reserved 450,000 shares of Class A common stock of which 150,000 shares of Class A common stock could be issued in place of up to 150,000 shares of Class C common stock for issuance thereunder. The 2014 Director Plan was approved by stockholders at the annual stockholders meeting held on July 2, 2014, which reserved 150,000 shares of Class A common stock for issuance thereunder. The 2013 Plan was amended by the stockholders at the annual stockholders meeting held on July 1, 2015 to authorize an additional 450,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 200,000 Class A common shares may be issued as up to 200,000 shares of Class C common stock. The 2013 Plan was further amended by the stockholders at the annual stockholders meeting held on June 29, 2017 to authorize an additional 500,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 250,000 Class A common shares may be issued in place of up to 250,000 shares of Class C common stock.

(2)	The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.

(3)	This number includes 396,782 shares of Class A common stock available for future issuance under the 2013 Plan, and 46,771 shares of Class A common stock available for future issuance under the 2014 Director Plan.

Employment Agreements

Employment Agreement with Scott M. Quist

On December 4, 2012, the Company entered into an employment agreement with Scott M. Quist, Chairman of the Board, President and Chief Executive Officer of the Company. The agreement was for a six-year term beginning on December 4, 2012 and ending on December 4, 2018. Under the terms of the Agreement, the Board of Directors may, in its sole discretion, extend the term of the agreement for an additional four-year term provided that Mr. Quist has continued to perform his duties with usual and customary care, diligence and prudence commensurate with his position with the Company. In addition, Mr. Quist is required to perform such additional duties as may be assigned to him from time to time by the Company’s Board of Directors.

Effective December 4, 2018, the Board members approved a motion to extend Mr. Quist’s employment agreement for an additional four-year term ending December 2022. Mr. Quist abstained from voting on the motion to extend his employment agreement for the additional four-year term. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company, serving as Chairman of the Board, President and Chief Executive Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level of compensation.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The employment agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $660,000 and $755,302 during the years ended December 31, 2018 and 2017, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $5,191,670 and $4,531,670 as of December 31, 2018 and 2017, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $21,600 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005, under the 2006 Director Stock Option Plan and under the 2014 Director Plan for years 2006 to 2018. During 2018 each director was granted additional stock options to purchase 1,000 shares of Class A common stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook (1)	$23,850	--	$7,704	--	--	--	$31,554
Gilbert A. Fuller (2)	23,850	--	7,704	--	--	--	31,554
Robert G. Hunter, M.D. (3)	21,600	--	7,704	--	--	--	29,304
H. Craig Moody (4)	23,850	--	7,704	--	--	--	31,554
Norman G. Wilbur (5)	23,850	--	7,704	--	--	--	31,554

___________________

(1)	Mr. Cook has options to purchase 37,132 shares of the Company’s Class A common stock.
(2)	Mr. Fuller has options to purchase 38,540 shares of the Company’s Class A common stock.
(3)	Dr. Hunter has options to purchase 73,526 shares of the Company’s Class A common stock.
(4)	Mr. Moody has options to purchase 73,526 shares of the Company’s Class A common stock.
(5)	Mr. Wilbur has options to purchase 30,711 shares of the Company’s Class A common stock.

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A common stock. The Company’s contribution for 2018 and 2017 was $1,480,913 and $1,534,861 respectively, under the “Safe Harbor” plan.

Stock Repurchase Plan

On September 7, 2018, the Board approved the Security National Financial Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company's Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company's employer matching contribution to the Employee 401(k) Retirement Savings Plan.

Employee Stock Ownership Plan (ESOP)

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

The Company’s contributions under the ESOP Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the ESOP Plan has approximately 287 participants and had $-0- contributions payable to the Plan in 2018. Benefits under the ESOP Plan vest as follows: 20% after the second year of eligible service by an employee, an additional 20% in the third, fourth, fifth and sixth years of eligible service by an employee.

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

Non-Qualified Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005. Under the terms of the plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2018 and 2017. The investment committees of the Company’s Non-Qualified Deferred Compensation Plan consists of Scott M. Quist, Stephen C. Johnson, and Garrett S. Sill.

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth contributions to the non-qualified deferred compensation account of the Named Executive Officers in fiscal 2018 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2018.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	In Last FY	In Last FY	in last FY	Distributions	at last FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	--	--	--	--	$475,367
Garrett S. Sill	--	--	--	--	--
Stephen C. Johnson	--	--	--	--	$31,326
S. Andrew Quist	--	--	--	--	--
Jeffrey R. Stephens	--	--	--	--	--

2013 Amended Stock Option Plan

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

The 2013 Plan also provides that if the shares of common stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of common stock as a stock dividend on its outstanding common stock, the number of shares of common stock deliverable upon the exercise of options shall be increased or decreased proportionately, an appropriate adjustments shall be made in the purchase prices to reflect such subdivision, combination or stock dividend. In addition, the number of shares of common stock reserved for purposes of the plan shall be adjusted by the same proportion. No options may be exercised for a term of more than ten years from the date of grant.

On December 4, 2015, the Board of Directors approved a resolution to amend the Company’s 2013 Stock Option Plan to include additional equity incentive awards. These additional incentive awards in the plan consist of Stock Appreciation Rights (SARs), Restricted Stock Units (RSUs) and Performance Share Awards. Stock Appreciation Rights are awards that entitle the recipient to receive cash or stock equal to the excess of the Company’s stock price on the date the SAR is exercised. Restricted Stock Units entitle the recipient to receive RSUs that require the Company on the distribution dates to transfer to the recipient one unrestricted, fully transferable share of stock for each RSU scheduled to be paid out on that date. Performance Share Awards entitle the recipient to receive stock based on the Company meeting certain performance goals.

The 2013 Plan has a term of ten years. The Board of Directors may amend or terminate the 2013 Plan at any time, from time to time, subject to approval of certain modifications to the 2013 Plan by the stockholders of the Company as may be required by law or the 2013 Plan.

2014 Director Stock Option Plan

On May 16, 2014, the Company adopted the 2014 Director Stock Option Plan (the “2014 Director Plan”). The 2014 Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 150,000 shares of Class A common stock for issuance there under. The 2014 Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company’s Class A common stock under the plan. The 2014 Director Plan replaces the Company’s 2006 Director Plan, which was terminated on July 2, 2014.

In addition, the 2014 Director Plan provides that beginning on December 7, 2014, and on each anniversary date thereof during the term plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A common stock. Also, each new outside director who joins the Board after the effective date shall be granted an option to purchase 1,000 shares of Class A common stock upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares of Class A common stock on each anniversary date thereof during the term of the 2014 Director Plan. The options granted to outside directors shall vest in four equal quarterly installments over a one year period from the date of grant, until such shares are fully vested. The primary purposes of the 2014 Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option granted under the 2014 Director Plan becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of the “Continuing Directors” (as defined in the 2014 Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

Stock Purchase Plan

On September 11, 2015, the Board approved the Security National Financial Corporation Stock Purchase Plan for the mutual benefit of the Company and its stockholders. Under the terms of the Plan, the Company has the option to purchase shares of Class A common stock from its officers and directors who exercise the stock options granted to them under any of the Company’s stock option plans with the proceeds from such purchase to be used to pay the taxes owed by such officers and directors as a result of the exercise of their stock options. Additionally, the officers and directors who exercise their stock options may, in their discretion, request that the Company purchase shares of their Class A common stock with the proceeds from such sale to be used to pay the taxes owed by such officers and directors as a result of the exercise of their stock options.

The Company is authorized under the plan to purchase no more than 60,000 shares of Class A common stock in any calendar year to pay the taxes owed by the officers and directors who exercise their stock options under the Stock Purchase Plan. The Company’s purchase price for the Class A common stock under the Stock Purchase Plan shall be equal to the closing sales price of the Company’s Class A common stock as reported by The Nasdaq National Market on the day that the applicable stock options are exercised by such officers and directors. The Company may only purchase shares of Class A common stock from the officers and directors exercising their stock options under the Stock Purchase Plan during the “Trading Window” as defined in the Company’s Insider Trading Policy and Guidelines.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and periodic changes in ownership of the Company’s Class A and Class C common stock with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of stock reports received by the Company with respect to fiscal 2018, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of the executive officers and directors, through an oversight, filed one late Form 4 report disclosing the granting of stock options on November 30, 2018.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2019, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) for each director of the Company, and (iii) for all executive officers and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class

George R. and Shirley C. Quist Family Partnership, Ltd. (2)	1,525,732	10.1%	664,946	30.3%	2,190,678	12.7%
401(k) Retirement Savings Plan (3)	2,148,760	14.3%	-	-	2,148,760	12.5%
Scott M. Quist (4)(5)(6)(7)(8)	439,959	2.9%	1,563,161	60.1%	2,003,120	11.3%
Jordan Capital Partners, L.P. (9)	994,851	6.6%	-	-	994,851	5.8%
Non-Qualified Deferred Compensation Plan (10)	879,956	5.8%	-	-	879,956	5.1%
Employee Stock Ownership Plan (ESOP) (11)	495,618	3.3%	307,491	14.0%	803,109	4.7%
Christie Q. Overbaugh (12)	316,306	2.1%	31,912	1.5%	348,218	2.0%
Jason G. Overbaugh (13)	272,638	1.8%	28,612	*	301,250	1.7%
S. Andrew Quist (6)(14)	201,652	1.3%	28,612	*	230,264	1.3%
Associated Investors (15)	82,558	*	129,807	5.9%	212,365	1.2%
Estate of George R. Quist	125,137	*	77,280	3.5%	202,417	1.2%
Garrett S. Sill (5)(7)(16)	103,794	*	21,788	*	125,582	*
Jeffrey R. Stephens (17)	120,442	*	-	-	120,442	*
H. Craig Moody (18)	94,909	*	-	-	94,909	*
Robert G. Hunter, M.D. (6)(19)	80,598	*	-	-	80,598	*
Stephen C. Johnson(5)(7)(20)	79,029	*	-	-	79,029	*
Adam G. Quist (21)	34,362	*	21,788	*	56,150	*
Gilbert A. Fuller (22)	34,484	*	-	-	34,484	*
John L. Cook (23)	32,406	*	-	-	32,406	*
Norman G. Wilbur (24)	27,059	*	-	-	27,059	*

All directors and executive officers (13 persons)	1,837,638	11.6%	1,695,873	62.8%	3,533,511	19.1%
* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)	This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner and, accordingly, exercises sole voting and investment powers with respect to such shares.
(3)	The investment committee of the 401(k) Retirement Savings Plan consists of Scott M. Quist, Stephen C. Johnson and Garrett S. Sill, who exercise shared voting and investment powers with respect to such shares.
(4)	Mr. Scott Quist is the Company’s Chairman of the Board, President, and Chief Executive Officer. Includes options to purchase 101,063 shares of Class A common stock and 405,604 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2019. Mr. Quist’s options to purchase 405,604 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 405,604 shares of Class A common stock, or any combination thereof. Mr. Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.
(5)	Does not include 2,148,760 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, Stephen C. Johnson and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.
(6)	Does not include 495,618 shares of Class A common stock and 307,491 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and, accordingly, exercise shared voting and investment powers with respect to such shares.
(7)	Does not include 879,956 shares of Class A common stock owned by the Company’s Non-Qualified Deferred Compensation Plan, of which Scott M. Quist, Stephen C. Johnson and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.
(8)	Does not include 82,558 shares of Class A common stock and 129,807 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.
(9)	Based solely on the Schedule 13G filed on February 8, 2019, Jordan Capital Partners, L.P. has shared voting and dispositive power with respect to 910,851 shares of the Company’s Class A common stock, or 6.0% of the outstanding shares of Class A common stock. Jordan Capital AM, LLC is the general partner of Jordan Capital Partners, L.P., which has shared voting and dispositive power with respect to 994,851 shares of the Company’s Class A common stock, or 6.6% of the outstanding shares of Class A common stock. The address for Jordan Capital Partners, L.P. and Jordan Capital AM, LLC is 6001 River Road, Suite 100, Columbus, Georgia 31904.
(10)	The investment committee of the Company’s Non-Qualified Deferred Compensation Plan consists of Scott M. Quist, Stephen C. Johnson and Garrett S. Sill, who exercise shared voting and investment powers with respect to such shares.
(11)	The trustees of the Employee Stock Ownership Plan (ESOP) consist of Scott M. Quist, S. Andrew Quist and Robert G. Hunter who exercise shared voting and investment powers with respect to such shares.
(12)	Ms. Overbaugh is the Company’s Senior Vice President of Life Insurance Internal Operations. Includes options to purchase 40,587 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2019.
(13)	Mr. Overbaugh is the Company’s Vice President, National Marketing Director of Life Insurance, and a director. Includes options to purchase 99,155 shares of Class A common stock and options to purchase 28,612 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2019. The options to purchase 28,612 shares of Class C common stock may also, at Mr. Overbaugh’s election, consist of options to purchase 28,612 shares of Class A common stock, or any combination thereof. Mr. Overbaugh has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Overbaugh will elect to purchase shares of Class A common stock with respect to such options.
(14)	Mr. Andrew Quist is the Company’s Vice President, General Counsel, and a director. Includes options to purchase 120,262 shares of Class A common stock and options to purchase 28,612 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2019. The options to purchase 28,612 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 28,612 shares of Class A common stock, or any combination thereof. Mr. Andrew Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.

(15)	The managing general partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers with respect to such shares.
(16)	Mr. Sill is the Company’s Chief Financial Officer and Treasurer. Includes options to purchase 44,408 shares of Class A common stock and options to purchase 21,788 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2019. The options to purchase 21,788 shares of Class C common stock may also, at Mr. Sill’s election, consist of options to purchase 21,788 shares of Class A common stock, or any combination thereof. Mr. Sill has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Sill will elect to purchase shares of Class A common stock with respect to such options.
(17)	Mr. Stephens is the Company’s Senior General Counsel and Secretary. Includes options to purchase 35,791 shares of Class A common stock granted to Mr. Stephens that are currently exercisable or will become exercisable within 60 days of March 31, 2019.
(18)	Mr. Moody is a director of the Company. Includes options to purchase 68,800 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2019.
(19)	Dr. Hunter is a director of the Company. Includes options to purchase 68,800 shares of Class A common stock granted to Dr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2019.
(20)	Mr. Johnson is the Company’s Vice President of Mortgage Operations. Includes options to purchase 48,697 shares of Class A common stock granted to Mr. Johnson that are currently exercisable or will become exercisable within 60 days of March 31, 2019.
(21)	Mr. Adam Quist is the Vice President – Memorial Services, Assistant Secretary, and General Counsel of the Company. Includes options to purchase 22,638 shares of Class A common stock and options to purchase 21,788 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2019. The options to purchase 21,788 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 21,788 shares of Class A common stock, or any combination thereof. Mr. Adam Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.
(22)	Mr. Fuller is a director of the Company. Includes options to purchase 33,814 shares of Class A common stock granted to Mr. Fuller that are currently exercisable or will become exercisable within 60 days of March 31, 2019.
(23)	Mr. Cook is a director of the Company. Includes options to purchase 32,406 shares of Class A common stock granted to Mr. Cook that are currently exercisable or will become exercisable within 60 days of March 31, 2019.
(24)	Mr. Wilbur is a director of the Company. Includes options to purchase 25,985 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2019.

The Company’s executive officers and directors, as a group, own beneficially approximately 19.1% of the outstanding shares of the Company’s Class A and Class C common stock.

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

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2018	2017
Audit Fees (1)	$778,738	$853,567
Audit-Related Fees (2)	25,500	33,000
Tax Fees (3)	90,800	93,000
All Other Fees (4)	-	-
	$895,038	$979,567

_____________

(1)	Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2018 and 2017.

(2)	Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”. These fees include review of registration statements, and audits of the Company’s ESOP and 401(k) Plans.

(3)	Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

(4)	All other fees consist of aggregate fees billed for products and services by the independent auditors, other than those disclosed above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2)	Financial Statement Schedules

	II.	Condensed Balance Sheets as of December 31, 2018 and 2017 and Condensed Statement of Earnings and Cash Flows for the years ended 2018 and 2017

	IV.	Reinsurance

	V.	Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S‑X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

	3.1	Articles of Amendment and Restatement to Articles of Incorporation (6)
	3.2	Amended and Restated Bylaws (8)
	4.1	Specimen Class A Stock Certificate (1)
	4.2	Specimen Class C Stock Certificate (1)
	4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
	7.1	Letter from Eide Bailly, LLP (7)
	10.1	Amended and Restated Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)
	10.2	2013 Amended and Restated Stock Option and Other Equity Incentive Awards Plan (2)
	10.3	2014 Director Stock Option Plan (3)
	10.4	Employment Agreement with Scott M. Quist (4)
	10.5	Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson (9)
	10.6	Stock Repurchase Plan (10)
	10.7	Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (11)
	21	Subsidiaries of the Registrant
	23.1	Consent of Eide Bailly LLP (5)
	23.2	Consent of Mackey Price & Mecham (5)
	31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.xml	Instance Document
	101.xsd	Taxonomy Extension Schema Document
	101.cal	Taxonomy Extension Calculation Linkbase Document
	101.def	Taxonomy Extension Definition Linkbase Document
	101.lab	Taxonomy Extension Label Linkbase Document
	101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(3)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 2, 2014, related to Company’s Annual Meeting of Stockholders
(4)	Incorporated by reference from Report on Form 10-Q, as filed on November 15, 2015
(5)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015
(6)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(7)	Incorporated by reference from Report on Form 8-K, as filed on August 4, 2017
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 25, 2017
(9)	Incorporated by reference from Report on Form 8-K, as filed on June 6, 2018
(10)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(11)	Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 29, 2019	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 29, 2019

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 29, 2019

/s/ Jason G. Overbaugh	Vice President and Director	March 29, 2019
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 29, 2019
S. Andrew Quist

/s/ John L. Cook	Director	March 29, 2019
John L. Cook

/s/ Gilbert A. Fuller	Director	March 29, 2019
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 29, 2019
Robert G. Hunter

/s/ H. Craig Moody	Director	March 29, 2019
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 29, 2019
Norman G. Wilbur

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2018	2017
Assets

Mortgage loans held for investment	$2,179,000	$1,725,000
Cash	6,217,897	1,153,067
Investment in subsidiaries (equity method)	166,020,225	146,573,888
Receivable from affiliates	13,136,647	15,014,821
Restricted cash	3,265,075	3,261,910
Property and equipment, at cost, net of accumulated depreciation of $1,659,613 for 2018 and $1,659,613 for 2017	-	-
Total assets	$190,818,844	$167,728,686

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2018	2017
Liabilities and Stockholders’ Equity
Liabilities
Bank and other loans payable:
Current installments	$579,286	$640,204
Long-term	1,238,619	1,817,905
Advances from affiliated companies	9,089,255	9,078,031
Other liabilities and accrued expenses	1,892,261	1,140,107
Income taxes	6,208,250	6,484,449
Total liabilities	19,007,671	19,160,696

Stockholders’ Equity
Preferred stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 15,304,798 shares in 2018 and 14,535,577 shares in 2017	30,609,596	29,071,154
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C convertible common stock, $2.00 par value; 3,000,000 shares authorized; issued 2,193,643 shares in 2018 and 2,089,374 shares in 2017	4,387,286	4,178,748

Additional paid-in capital	41,821,778	38,125,042
Accumulated other comprehensive income, net of taxes	(2,823)	603,170
Retained Earnings	95,201,732	77,520,951
Treasury stock at cost - 302,541 Class A shares and -0- Class C shares in 2018; 537,203 Class A shares and -0- Class C shares in 2017, held by affiliated companies	(206,396)	(931,075)
Total stockholders’ equity	171,811,173	148,567,990
Total Liabilities and Stockholders’ Equity	$190,818,844	$167,728,686

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31
	2018	2017
Revenue
Net investment income	$186,464	$79,634
Fees from affiliates	1,151,763	1,215,110
Other Income	48,219	78,427
Total revenue	1,386,446	1,373,171

Benefits and Expenses:
General and administrative expenses	570,869	800,444
Interest expense	90,793	144,801
Total benefits and expenses	661,662	945,245

Earnings before income taxes, and earnings of subsidiaries	724,784	427,926
Income tax benefit	20,793	6,862,757
Equity in earnings of subsidiaries	20,940,502	6,822,251

Net earnings	$21,686,079	$14,112,934

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31
	2018	2017
Cash flows from operating activities:
Net earnings	$21,686,079	$14,112,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of affiliates	20,940,502	6,723,454
Provision for deferred and other income taxes	(21,034)	(7,271,698)
Stock based compensation expense	237,123	395,603
Benefit plans funded with treasury stock	1,480,913	1,534,861
Change in assets and liabilities:
Other assets	-	2,803
Other liabilities	752,154	466,508

Net cash provided by operating activities	45,075,737	15,964,465
	-	-
Cash flows from investing activities:
Investment in subsidiaries	(40,644,827)	(12,094,288)
Mortgage loans held for investment made	(3,893,000)	(1,725,000)
Payments received for mortgage loans held for investment	3,439,000	2,300,000

Net cash used in investing activities	(41,098,827)	(11,519,288)

Cash flows from financing activities:
Advances to affiliates	1,889,398	(1,983,044)
Purchase of treasury stock	(215,521)	(382,734)
Proceeds from stock options exercised	57,412	9,847
Repayment of bank loans	(640,204)	(1,539,594)

Net cash provided by (used in) financing activities	1,091,085	(3,895,525)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	5,067,995	549,652
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,414,977	3,865,325
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$9,482,972	$4,414,977

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)   Bank and Other Loans Payable

	December 31
	2018	2017

4.27% fixed note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due November 2021.	1,817,905	2,372,690
3.85% note payable in monthly installments of $85,419 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, paid in full in January 2018.	-	85,419
Total bank and other loans	1,817,905	2,458,109
Less current installments	579,286	640,204
Bank and other loans, excluding current installments	$1,238,619	$1,817,905

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75%, secured by the capital stock of Security National Life and maturing September 30, 2019, renewable annually. At December 31, 2018, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program and under a standby letter of credit aggregating $48,220 issued as a security deposit to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. These standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2018, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank and other loans payable:

2019	$579,286
2020	604,729
2021	633,890
2022	-
2023	-
Thereafter	-
Total	$1,817,905

2)   Advances from Affiliated Companies

	December 31
	2018	2017
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,629,414	7,618,190
	$9,089,255	$9,078,031

3)   Dividends and Capital Contributions

In 2017, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $2,288,222.  In 2018, SecurityNational Mortgage Company paid cash dividends of $204,886 and declared cash dividends of $3,195,841 to be paid to the registrant at a future date to be determined by the Board of Directors.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2018
Life Insurance in force ($000)	$1,735,888	$56,707	$102,600	$1,781,781	5.8%

Premiums:
Life Insurance	$75,754,594	$432,647	$510,514	$75,832,461	0.7%
Accident and Health Insurance	96,437	-	12	96,449	0.0%
Total premiums	$75,851,031	$432,647	$510,526	$75,928,910	0.7%

2017
Life Insurance in force ($000)	$1,652,902	$60,564	$106,246	$1,698,584	6.3%

Premiums:
Life Insurance	$70,665,987	$943,120	$585,508	$70,308,375	0.8%
Accident and Health Insurance	104,084	-	17	104,101	0.0%
Total premiums	$70,770,071	$943,120	$585,525	$70,412,476	0.8%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2018

Accumulated depreciation on real estate held for investment	$18,788,869	$3,589,184	$(5,638,475)	$16,739,578

Allowance for losses on mortgage loans held for investment	1,768,796	(415,099)	(5,725)	1,347,972

Accumulated depreciation on property and equipment	17,572,326	1,867,001	(1,942,726)	17,496,601

Allowance for doubtful accounts on receivables	1,544,518	71,326	(96,002)	1,519,842

Allowance for doubtful accounts on other investments	846,641	721,456	(475,569)	1,092,528

For the Year Ended December 31, 2017

Accumulated depreciation on real estate held for investment	$16,138,439	$4,059,745	$(1,409,315)	$18,788,869

Allowance for losses on mortgage loans held for investment	1,748,783	436,264	(416,251)	1,768,796

Accumulated depreciation on property and equipment	19,912,664	2,220,693	(4,561,031)	17,572,326

Allowance for doubtful accounts on receivables	2,355,482	111,095	(922,059)	1,544,518

Allowance for doubtful accounts on other investments	1,119,630	606,713	(879,702)	846,641