Form 10-Q
period 2019-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2019-05-15
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2019, the registrant had 15,320,346 shares of Class A Common Stock, $2.00 par value, outstanding and 2,190,361 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2019

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.   Financial Statements.

Assets	March 31 2019 (Unaudited)	December 31 2018
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$231,378,413	$232,078,723
Equity securities at estimated fair value	6,927,352	5,558,611
Mortgage loans held for investment (net of allowances for loan losses of $1,378,215 and $1,347,972 for 2019 and 2018)	196,344,356	186,465,069
Real estate held for investment (net of accumulated depreciation of $17,213,134 and $16,739,578 for 2019 and 2018)	121,282,747	121,558,222
Other investments and policy loans (net of allowances for doubtful accounts of $1,263,475 and $1,092,528 for 2019 and 2018)	50,649,956	46,617,655
Accrued investment income	3,712,606	3,566,146
Total investments	610,295,430	595,844,426
Cash and cash equivalents	130,133,196	142,199,942
Loans held for sale at estimated fair value	123,374,303	136,210,853
Receivables (net of allowances for doubtful accounts of $1,538,608 and $1,519,842 for 2019 and 2018)	8,990,449	8,935,343
Restricted assets (including $799,835 and $744,673 for 2019 and 2018 at estimated fair value)	12,087,375	10,981,562
Cemetery perpetual care trust investments (including $543,284 and $483,353 for 2019 and 2018 at estimated fair value)	4,080,363	4,335,869
Receivable from reinsurers	10,852,082	10,820,102
Cemetery land and improvements	9,873,851	9,878,427
Deferred policy and pre-need contract acquisition costs	90,734,682	89,362,096
Mortgage servicing rights, net	19,049,013	20,016,822
Property and equipment, net	9,347,138	7,010,778
Value of business acquired	5,626,782	5,765,190
Goodwill	3,516,315	2,765,570
Other	17,810,980	6,684,143

Total Assets	$1,055,771,959	$1,050,811,123

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31 2019 (Unaudited)	December 31 2018
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$623,507,974	$620,399,714
Unearned premium reserve	3,859,495	3,920,473
Bank and other loans payable	175,090,614	187,521,188
Deferred pre-need cemetery and mortuary contract revenues	12,650,552	12,508,625
Cemetery perpetual care obligation	3,851,164	3,821,979
Accounts payable	3,407,759	2,883,349
Other liabilities and accrued expenses	42,713,828	31,821,624
Income taxes	16,641,088	16,122,998
Total liabilities	881,722,474	878,999,950

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 15,312,687 shares in 2019 and 15,304,798 shares in 2018	30,625,374	30,609,596
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,190,361 shares in 2019 and 2,193,643 shares in 2018	4,380,722	4,387,286
Additional paid-in capital	42,190,568	41,821,778
Accumulated other comprehensive income, net of taxes	(2,003)	(2,823)
Retained earnings	97,131,281	95,201,732
Treasury stock at cost - 261,384 Class A shares in 2019 and 302,541 Class A shares in 2018	(276,457)	(206,396)

Total stockholders' equity	174,049,485	171,811,173

Total Liabilities and Stockholders' Equity	$1,055,771,959	$1,050,811,123

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31
	2019	2018
Revenues:
Insurance premiums and other considerations	$19,027,002	$18,810,358
Net investment income	10,041,668	10,074,431
Net mortuary and cemetery sales	3,678,628	3,232,729
Gains on investments and other assets	1,806,661	22,020,939
Mortgage fee income	24,478,871	25,460,160
Other	2,461,005	2,477,492
Total revenues	61,493,835	82,076,109

Benefits and expenses:
Death benefits	10,077,903	9,608,098
Surrenders and other policy benefits	865,931	810,128
Increase in future policy benefits	5,751,130	5,584,936
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	3,128,274	3,109,933
Selling, general and administrative expenses:
Commissions	9,675,092	11,282,401
Personnel	15,031,336	16,566,688
Advertising	1,033,175	1,029,591
Rent and rent related	1,904,288	1,963,350
Depreciation on property and equipment	449,680	477,031
Costs related to funding mortgage loans	1,354,925	1,369,281
Other	7,645,127	6,810,324
Interest expense	1,491,887	1,761,677
Cost of goods and services sold-mortuaries and cemeteries	652,928	515,490
Total benefits and expenses	59,061,676	60,888,928

Earnings before income taxes	2,432,159	21,187,181
Income tax expense	(501,841)	(4,261,258)

Net earnings	$1,930,318	$16,925,923

Net earnings per Class A Equivalent common share (1)	$0.11	$1.00

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.11	$0.99

Weighted-average Class A equivalent common share outstanding (1)	17,239,564	16,993,229

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	17,450,120	17,178,412

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2019	2018
Net earnings	$1,930,318	$16,925,923
Other comprehensive income:
Foreign currency translation adjustments	1,092	-
Other comprehensive income, before income tax	1,092	-
Income tax expense	(272)	-
Other comprehensive income, net of income tax	820	-
Comprehensive income	$1,931,138	$16,925,923

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2019	$30,609,596	$4,387,286	$41,821,778	$(2,823)	$95,201,732	$(206,396)	$171,811,173

Net earnings	-	-	-	-	1,930,318	-	1,930,318
Other comprehensive gain	-	-	-	820	-	-	820
Stock-based compensation expense	-	-	64,704	-	-	-	64,704
Exercise of stock options	8,936	-	8,444	-	-	-	17,380
Sale of treasury stock	-	-	295,153	-	-	42,343	337,496
Purchase of treasury stock	-	-	-	-	-	(112,404)	(112,404)
Stock dividends	282	(4)	489	-	(769)	-	(2)
Conversion Class C to Class A	6,560	(6,560)	-	-	-	-	-
March 31, 2019	$30,625,374	$4,380,722	$42,190,568	$(2,003)	$97,131,281	$(276,457)	$174,049,485

	Three Months Ended March 31, 2018
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2018	$29,071,154	$4,178,748	$38,125,042	$603,170	$77,520,951	$(931,075)	$148,567,990

Net earnings	-	-	-	-	16,925,923	-	16,925,923
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)	-	-	-	(603,170)	603,170	-	-
Stock-based compensation expense	-	-	58,087	-	-	-	58,087
Sale of treasury stock	-	-	88,964	-	-	222,410	311,374
Exercise of stock options	63,968	-	(22,115)	-	-	-	41,853
Stock dividends	3,520	(4)	5,362	-	(8,878)	-	-
March 31, 2018	29,138,642	4,178,744	38,255,340	-	95,041,166	(708,665)	165,905,227

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2019	2018
Cash flows from operating activities:
Net cash provided by operating activities	$19,519,486	$8,712,560

Cash flows from investing activities:
Purchases of fixed maturity securities	(928,996)	(7,155,114)
Calls and maturities of fixed maturity securities	1,541,770	3,604,516
Purchases of equity securities	(1,061,710)	(1,084,398)
Sales of equity securities	355,562	922,402
Net changes in restricted assets	(482,975)	(48,832)
Net changes in perpetual care trusts	484,581	2,376,461
Mortgage loans, other investments and policy loans made	(137,912,509)	(132,321,562)
Payments received for mortgage loans, other investments and policy loans	123,293,624	131,816,474
Purchase of property and equipment	(76,403)	(169,564)
Sale of property and equipment	799	48,314
Purchase of real estate	(1,309,373)	(768,942)
Sale of real estate	2,349,864	58,476,379
Cash paid for purchase of subsidiaries, net of cash acquired	(3,261,788)	-
Net cash provided by (used in) investing activities	(17,007,554)	55,696,134

Cash flows from financing activities:
Investment contract receipts	2,760,871	2,867,412
Investment contract withdrawals	(3,959,861)	(4,410,074)
Proceeds from stock options exercised	17,380	41,853
Purchase of treasury stock	(112,404)	-
Repayment of bank and other loans	(46,299,191)	(27,369,431)
Proceeds from borrowing on bank loans	47,273,807	20,421,042
Net change in warehouse line borrowings	(13,643,525)	(309,286)
Net change in line of credit borrowings	-	1,250,000
Net cash used in financing activities	(13,962,923)	(7,508,484)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(11,450,991)	56,900,210

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	150,936,673	54,501,923

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$139,485,682	$111,402,133

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,508,895	$1,674,074
Income taxes (net of refunds)	(15,975)	164

Non Cash Operating, Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$11,931,889	$-
Right-of-use assets obtained in exchange for finance lease liabilities	238,335	-
Accrued real estate construction costs and retainage	786,859	26,769
Mortgage loans held for investment foreclosed into real estate held for investment	550,000	225,166
Benefit plans funded with treasury stock	337,496	311,374
Mortgage loans held for investment foreclosed into receivables	155,347	-
Transfer of loans held for sale to mortgage loans held for investment	-	139,464

See Note 15 regarding non cash transactions included in the acquisition of Probst Family Funeral and Cremations and Heber Valley Funeral Home.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three Months Ended March 31
	2019	2018
Cash and cash equivalents	$130,133,196	$101,728,202
Restricted assets	7,751,804	7,468,609
Cemetery perpetual care trust investments	1,600,682	2,205,322

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$139,485,682	$111,402,133

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

2)   Recent Accounting Pronouncements (Continued)

The Company implemented a third-party lease accounting system to assist with the measurement of the lease liabilities and the related right-of-use assets. The Company compiled an inventory of its leases, determined the appropriate discount rates and has determined the impact of this standard which is not material to the Company’s results of operations, but has an effect on the balance sheet presentation for leased assets and obligations. The Company recognized a right-of-use asset and related lease liability for approximately $12,076,000 on January 1, 2019. This standard did not impact the Company’s accounting for leases where the Company is the lessor. Additional disclosures required by this standard are included in Note 16.

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” – Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current general accepted accounting principles (“GAAP”) and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the potential impact of this standard, especially as it relates to held to maturity portfolios.

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

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” – Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. This new authoritative guidance will be effective for the Company on January 1, 2021. The Company is in the process of evaluating the potential impact of this standard.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments

The Company’s investments as of March 31, 2019 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$52,162,274	$376,785	$(456,728)	$52,082,331
Obligations of states and political subdivisions	6,131,310	42,653	(55,394)	6,118,569
Corporate securities including public utilities	157,343,929	9,982,667	(1,445,027)	165,881,569
Mortgage-backed securities	15,637,703	358,905	(127,773)	15,868,835
Redeemable preferred stock	103,197	3,872		107,069
Total fixed maturity securities held to maturity	$231,378,413	$10,764,882	$(2,084,922)	$240,058,373

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,974,259	$739,022	$(785,929)	$6,927,352

Total equity securities at estimated fair value	$6,974,259	$739,022	$(785,929)	$6,927,352

Mortgage loans held for investment at amortized cost:
Residential	$89,241,344
Residential construction	75,484,460
Commercial	34,258,354
Less: Unamortized deferred loan fees, net	(1,261,587)
Less: Allowance for loan losses	(1,378,215)
Total mortgage loans held for investment	$196,344,356

Real estate held for investment net of accumulated depreciation:
Residential	$27,856,849
Commercial	93,425,898
Total real estate held for investment	$121,282,747

Other investments and policy loans at amortized cost:
Policy loans	$6,354,430
Insurance assignments	38,823,751
Federal Home Loan Bank stock (1)	2,686,500
Other investments	4,048,750
Less: Allowance for doubtful accounts	(1,263,475)

Total other investments and policy loans	$50,649,956

Accrued investment income	$3,712,606

Total investments	$610,295,430

(1) Includes $806,500 of Membership stock and $1,880,000 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments (Continued)

The Company’s investments as of December 31, 2018 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018:

Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$52,017,683	$264,891	$(727,798)	$51,554,776
Obligations of states and political subdivisions	6,959,237	32,274	(111,271)	6,880,240
Corporate securities including public utilities	157,639,860	7,002,864	(3,704,137)	160,938,587
Mortgage-backed securities	15,358,746	227,398	(308,864)	15,277,280
Redeemable preferred stock	103,197	1,903	(5,125)	99,975
Total fixed maturity securities held to maturity	$232,078,723	$7,529,330	$(4,857,195)	$234,750,858

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,312,158	$422,528	$(1,176,075)	$5,558,611

Total equity securities at estimated fair value	$6,312,158	$422,528	$(1,176,075)	$5,558,611

Mortgage loans held for investment at amortized cost:
Residential	$89,935,600
Residential construction	71,366,544
Commercial	27,785,927
Less: Unamortized deferred loan fees, net	(1,275,030)
Less: Allowance for loan losses	(1,347,972)

Total mortgage loans held for investment	$186,465,069

Real estate held for investment net of accumulated depreciation:
Residential	$29,507,431
Commercial	92,050,791
Total real estate held for investment	$121,558,222

Other investments and policy loans at amortized cost:
Policy loans	$6,424,325
Insurance assignments	35,239,396
Federal Home Loan Bank stock (1)	2,548,700
Other investments	3,497,762
Less: Allowance for doubtful accounts	(1,092,528)

Total other investments and policy loans	$46,617,655

Accrued investment income	$3,566,146

Total investments	$595,844,426

(1) Includes $708,700 of Membership stock and $1,840,000 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities held to maturity, which are carried at amortized cost, at March 31, 2019 and December 31, 2018. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2019
U.S. Treasury securities and obligations of U.S. Government Agencies	$767	$495,115	$455,961	$40,408,121	$456,728	$40,903,236
Obligations of states and political subdivisions	-	-	55,394	3,032,383	55,394	3,032,383
Corporate securities	392,239	11,641,590	1,052,788	23,415,999	1,445,027	35,057,589
Mortgage and other asset-backed securities	24,997	389,730	102,776	1,804,667	127,773	2,194,397
Total unrealized losses	$418,003	$12,526,435	$1,666,919	$68,661,170	$2,084,922	$81,187,605

At December 31, 2018
U.S. Treasury securities and obligations of U.S. Government Agencies	$10,519	$695,863	$717,279	$39,930,052	$727,798	$40,625,915
Obligations of states and political subdivisions	6,643	1,791,257	104,628	2,889,517	111,271	4,680,774
Corporate securities	2,514,549	61,090,431	1,189,588	11,767,349	3,704,137	72,857,780
Mortgage and other asset-backed securities	79,896	1,705,296	228,968	2,690,065	308,864	4,395,361
Redeemable preferred stock	5,125	90,000	-	-	5,125	90,000
Total unrealized losses	$2,616,732	$65,372,847	$2,240,463	$57,276,983	$4,857,195	$122,649,830

There were 186 securities with fair value of 97.5% of amortized cost at March 31, 2019. There were 361 securities with fair value of 96.2% of amortized cost at December 31, 2018. No credit losses have been recognized for the three months ended March 31, 2019 and 2018.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities held to maturity, at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 1 year	$16,752,164	$16,817,929
Due in 2-5 years	66,507,390	67,272,309
Due in 5-10 years	66,149,179	67,744,587
Due in more than 10 years	66,228,780	72,247,644
Mortgage-backed securities	15,637,703	15,868,835
Redeemable preferred stock	103,197	107,069
Total held to maturity	$231,378,413	$240,058,373

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”). The Company currently has deposited a total of $50,000,000, par value, of United States Treasury fixed maturity securities with FHLB. These securities generate interest income for the Company and are available to use as collateral on any cash borrowings from the FHLB. As of March 31, 2019, the Company owed $47,000,000 to the FHLB. This amount owed was paid in April 2019.

Equity Securities

The fair values for equity securities are based on quoted market prices. The Company recognizes the changes (unrealized gains and losses) in the fair value of these equity securities through earnings as part of gains on investments and other assets on the condensed consolidated statements of earnings instead of other comprehensive income on the condensed consolidated balance sheets.

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended March 31
	2019	2018
Fixed maturity securities held to maturity:
Gross realized gains	$85,587	$28,133
Gross realized losses	(35,393)	(308,931)

Equity securities:
Gains on securities sold	11,576	14,650
Unrealized gains and (losses) on securities held at the end of the period	761,208	(372,042)

Other assets:
Gross realized gains	1,104,935	22,951,723	(1)
Gross realized losses	(121,252)	(292,594)
Total	$1,806,661	$22,020,939

(1) Includes a one-time gain of $22,252,000 from the sale of Dry Creek at East Village Apartments.

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments (Continued)

The carrying amount of held to maturity securities sold was $369,263 and $472,883 for the three months ended March 31, 2019 and 2018, respectively.  The net realized loss related to these sales was $35,388 and $306,851 for the three months ended March 31, 2019 and 2018, respectively. Although the Company has the positive intent and ability to buy and hold a fixed maturity security to maturity, the Company will sell a security prior to maturity if conditions and circumstances have changed within the entity that issued the security to increase the risk of default to an unacceptable level.

Major categories of net investment income are as follows:

	Three Months Ended March 31
	2019	2018
Fixed maturity securities held to maturity	$2,503,865	$2,529,841
Equity securities	77,921	58,292
Mortgage loans held for investment	4,103,367	4,531,927
Real estate held for investment	1,910,294	2,670,440
Policy loans	88,137	102,866
Insurance assignments	4,212,120	3,860,937
Other investments	54,548	53,673
Cash and cash equivalents	498,918	137,368
Gross investment income	13,449,170	13,945,344
Investment expenses	(3,407,502)	(3,870,913)
Net investment income	$10,041,668	$10,074,431

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $86,288 and $110,802 for the three months ended March 31, 2019 and 2018, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $9,807,938 at March 31, 2019 and $9,220,520 at December 31, 2018. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities) at March 31, 2019, other than investments issued or guaranteed by the United States Government.

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
March 31, 2019 (Unaudited)

3)   Investments (Continued)

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

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $85,950,000 and $84,880,000 as of March 31, 2019 and December 31, 2018, respectively. The associated bank loan carrying values totaled approximately $52,395,000 and $52,237,000 as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company did not record any impairment losses on commercial real estate held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance				Total Square Footage
	March 31		December 31		March 31	December 31
	2019		2018		2019	2018
Arizona	$4,000	(1)	$4,000	(1)	-	-
Kansas	7,210,017		6,861,898		222,679	222,679
Louisiana	461,319		467,694		7,063	7,063
Mississippi	3,309,692		3,329,948		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	300,000	(2)	300,000	(2)	-	-
Utah	82,133,870		81,080,251		502,129	502,129

	$93,425,898		$92,050,791		765,692	765,692
___________________________
(1) Undeveloped land
(2) Improved commercial pad

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

As of March 31, 2019, SNRE manages 65 residential properties in 6 states across the United States.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $21,645,000 and $23,532,000 as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company recorded impairment losses on residential real estate held for investment of $-0- and $147,925, respectively. These impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments (Continued)

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	March 31	December 31
	2019	2018
California	$2,256,741	$2,644,321
Florida	6,093,133	6,534,277
Ohio	10,000	10,000
Tennessee	105,260	105,260
Texas	-	139,174
Utah	18,915,534	19,598,218
Washington	476,181	476,181
	$27,856,849	$29,507,431

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or approximately 10% of the overall commercial real estate holdings.

As of March 31, 2019, real estate owned and occupied by the Company is summarized as follows:

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

(1) This asset is included in property and equipment on the condensed consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2019, the Company had 48%, 14%, 14%, 7%, 6%, 4% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada, Arizona, and Tennessee, respectively.

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
March 31, 2019 (Unaudited)

3)   Investments (Continued)

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

Residential – Secured by family dwelling units. These loans are secured by first mortgages on the unit, which are generally the primary residence of the borrower, generally at a loan-to-value ratio (“LTV”) of 80% or less.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments (Continued)

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2019
Allowance for credit losses:
Beginning balance - January 1, 2019	$187,129	$1,125,623	$35,220	$1,347,972
Charge-offs	-	(24,141)	-	(24,141)
Provision	-	46,402	7,982	54,384
Ending balance - March 31, 2019	$187,129	$1,147,884	$43,202	$1,378,215

Ending balance: individually evaluated for impairment	$-	$39,884	$-	$39,884

Ending balance: collectively evaluated for impairment	$187,129	$1,108,000	$43,202	$1,338,331

Mortgage loans:
Ending balance	$34,258,354	$89,241,344	$75,484,460	$198,984,158

Ending balance: individually evaluated for impairment	$851,953	$3,317,070	$502,991	$4,672,014

Ending balance: collectively evaluated for impairment	$33,406,401	$85,924,274	$74,981,469	$194,312,144

December 31, 2018
Allowance for credit losses:
Beginning balance - January 1, 2018	$187,129	$1,546,447	$35,220	$1,768,796
Charge-offs	-	(5,725)	-	(5,725)
Provision	-	(415,099)	-	(415,099)
Ending balance - December 31, 2018	$187,129	$1,125,623	$35,220	$1,347,972

Ending balance: individually evaluated for impairment	$-	$74,185	$-	$74,185

Ending balance: collectively evaluated for impairment	$187,129	$1,051,438	$35,220	$1,273,787

Mortgage loans:
Ending balance	$27,785,927	$89,935,600	$71,366,544	$189,088,071

Ending balance: individually evaluated for impairment	$196,182	$2,939,651	$502,991	$3,638,824

Ending balance: collectively evaluated for impairment	$27,589,745	$86,995,949	$70,863,553	$185,449,247

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

Age Analysis of Mortgage Loans Held for Investment

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
March 31, 2019
Commercial	$3,626,950	$-	$-	$851,953	$4,478,903	$29,779,451	$34,258,354	$(187,129)	$25,582	$34,096,807
Residential	9,148,810	2,888,568	2,306,154	1,010,916	15,354,448	73,886,896	89,241,344	(1,147,884)	(833,055)	87,260,405
Residential Construction	-	-	-	502,991	502,991	74,981,469	75,484,460	(43,202)	(454,114)	74,987,144

Total	$12,775,760	$2,888,568	$2,306,154	$2,365,860	$20,336,342	$178,647,816	$198,984,158	$(1,378,215)	$(1,261,587)	$196,344,356

December 31, 2018
Commercial	$4,588,424	$-	$196,182	$-	$4,784,606	$23,001,321	$27,785,927	$(187,129)	$32,003	$27,630,801
Residential	9,899,380	2,312,252	1,715,362	1,224,289	15,151,283	74,784,317	89,935,600	(1,125,623)	(862,411)	87,947,566
Residential Construction	-	-	-	502,991	502,991	70,863,553	71,366,544	(35,220)	(444,622)	70,886,702

Total	$14,487,804	$2,312,252	$1,911,544	$1,727,280	$20,438,880	$168,649,191	$189,088,071	$(1,347,972)	$(1,275,030)	$186,465,069

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With no related allowance recorded:
Commercial	$851,953	$851,953	$-	$851,953	$-
Residential	2,565,738	2,565,738	-	2,565,738	-
Residential construction	502,991	502,991	-	502,991	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	751,332	751,332	39,884	751,332	-
Residential construction	-	-	-	-	-

Total:
Commercial	$851,953	$851,953	$-	$851,953	$-
Residential	3,317,070	3,317,070	39,884	3,317,070	-
Residential construction	502,991	502,991	-	502,991	-

December 31, 2018
With no related allowance recorded:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	1,612,164	1,612,164	-	2,423,135	-
Residential construction	502,991	502,991	-	675,950	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,327,487	1,327,487	74,185	1,543,416	-
Residential construction	-	-	-	-	-

Total:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	2,939,651	2,939,651	74,185	3,966,551	-
Residential construction	502,991	502,991	-	675,950	-

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

3)   Investments (Continued)

The Company’s performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Performing	$33,406,401	$27,589,745	$85,924,274	$86,995,949	$74,981,469	$70,863,553	$194,312,144	$185,449,247
Non-performing	851,953	196,182	3,317,070	2,939,651	502,991	502,991	4,672,014	3,638,824

Total	$34,258,354	$27,785,927	$89,241,344	$89,935,600	$75,484,460	$71,366,544	$198,984,158	$189,088,071

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $150,000 and $151,000 as of March 31, 2019 and December 31, 2018, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-Accrual Status

	As of March 31 2019	As of December 31 2018
Commercial	$851,953	$196,182
Residential	3,317,070	2,939,651
Residential construction	502,991	502,991
Total	$3,820,061	$3,442,642

4)   Loans Held for Sale

Accounting Standards Codification (“ASC”) No. 825, “Financial Instruments”, allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but it is irrevocable. The Company elected the fair value option for loans held for sale. The Company believes the fair value option most closely aligns the timing of the recognition of gains and costs. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Electing fair value also reduces certain timing differences and better matches changes in the fair value of these assets with changes in the fair value of the related derivatives used for these assets.

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. None of these loans are 90 or more days past due nor on nonaccrual status as of March 31, 2019. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

4)   Loans Held for Sale (Continued)

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of March 31 2019	As of December 31 2018

Aggregate fair value	$123,374,303	$136,210,853
Unpaid principal balance	119,925,635	131,663,946
Unrealized gain	3,448,668	4,546,907

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended March 31
	2019	2018
Loan fees	$5,741,262	$5,745,308
Interest income	1,214,632	1,116,454
Secondary gains	16,364,771	15,578,495
Change in fair value of loan commitments	932,527	440,958
Change in fair value of loans held for sale	328,058	2,929,996
Provision for loan loss reserve	(102,379)	(351,051)
Mortgage fee income	$24,478,871	$25,460,160

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31 2019	As of December 31 2018
Balance, beginning of period	$3,604,869	$2,571,524
Provision on current loan originations (1)	102,379	1,148,334
Charge-offs, net of recaptured amounts	(3,233)	(114,989)
Balance, end of period	$3,704,015	$3,604,869
_______________________________
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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

5)   Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $64,704 and $58,087 has been recognized for these plans for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the total unrecognized compensation expense related to the options issued was $173,952, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company’s stock compensation plans as of March 31, 2019, and the changes during the three months ended March 31, 2019, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2018	1,011,274	$4.49	577,280	$5.15
Granted	2,000		-
Exercised	(968)		-
Cancelled	-		-
Outstanding at March 31, 2019	1,012,306	$4.49	577,280	$5.15

As of March 31, 2019:
Options exercisable	898,472	$4.36	506,404	$5.13

As of March 31, 2019:
Available options for future grant	295,128		146,425

Weighted average contractual term of options outstanding at March 31, 2019	5.89 years		3.71 years

Weighted average contractual term of options exercisable at March 31, 2019	5.71 years		2.87 years

Aggregated intrinsic value of options outstanding at March 31, 2019 (1)	$704,498		$137,424

Aggregated intrinsic value of options exercisable at March 31, 2019 (1)	$704,498		$137,424

__________________________________
(1) The Company used a stock price of $4.72 as of March 31, 2019 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

5)   Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of March 31, 2018, and the changes during the three months ended March 31, 2018, are presented below:

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

_________________________________________
(1) The Company used a stock price of $5.15 as of March 31, 2018 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months March 31, 2019 and 2018 was $1,539 and $111,157, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

6)   Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2019	2018
Numerator:
Net earnings	$1,930,318	$16,925,923
Denominator:
Basic weighted-average shares outstanding	17,239,564	16,993,229
Effect of dilutive securities:
Employee stock options	210,556	185,183

Diluted weighted-average shares outstanding	17,450,120	17,178,412

Basic net earnings per share	$0.11	$1.00

Diluted net earnings per share	$0.11	$0.99

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the three months March 31, 2019 and 2018, there were 984,415 and 589,822 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2018. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

7)   Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2019
Revenues from external customers	$30,505,368	$4,359,285	$26,629,182	$-	$61,493,835
Intersegment revenues	895,372	116,651	126,358	(1,138,381)	-
Segment profit before income taxes	2,085,341	1,184,865	(838,047)	-	2,432,159
		-
Identifiable Assets	935,021,695	87,087,362	155,695,585	(125,548,998)	1,052,255,644
Goodwill	2,765,570	750,745	-	-	3,516,315
Total Assets	937,787,265	87,838,107	155,695,585	(125,548,998)	1,055,771,959

For the Three Months Ended
March 31, 2018
Revenues from external customers	$50,860,529	$3,775,745	$27,439,835	$-	$82,076,109
Intersegment revenues	819,292	109,017	133,370	(1,061,679)	-
Segment profit before income taxes	23,711,809	860,763	(3,385,391)	-	21,187,181

Identifiable Assets	873,263,596	92,747,811	163,896,491	(134,701,132)	995,206,766
Goodwill	2,765,570	-	-		2,765,570
Total Assets	876,029,166	92,747,811	163,896,491	(134,701,132)	997,972,336

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

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

Equity Securities: The fair values for equity securities are based on quoted market prices.

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

Call and Put Options: The fair values for call and put options are based on quoted market prices.

Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

The items shown under Level 3 are valued as follows:

Loans Held for Sale: The Company elected the fair value option for loans held for sale. The fair value is based on quoted market prices, when available.  When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

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

Mortgage Servicing Rights: The Company initially recognizes Mortgage Servicing Rights (“MSRs”) at their estimated fair values derived from the net cash flows associated with the servicing contracts, where the Company assumes the obligation to service the loan in the sale transaction. The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company’s earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

8)   Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,927,352	$6,927,352	$-	$-
Total equity securities	$6,927,352	$6,927,352	$-	$-

Loans held for sale	$123,374,303	$-	$-	$123,374,303
Restricted assets (1)	799,835	799,835	-	-
Cemetery perpetual care trust investments (1)	543,284	543,284	-	-
Derivatives - loan commitments (2)	2,849,706	-	-	2,849,706

Total assets accounted for at fair value on a recurring basis	$134,494,480	$8,270,471	$-	$126,224,009

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	$(50,305)	$(50,305)	$-	$-
Derivatives - put options (3)	(89,733)	(89,733)	-	-
Derivatives - loan commitments (3)	(325,363)	-	-	(325,363)

Total liabilities accounted for at fair value on a recurring basis	$(465,401)	$(140,038)	$-	$(325,363)

_______________________________________________
(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Loans Held for Sale
Balance - December 31, 2018	$1,591,816	$136,210,853
Originations		428,500,921
Sales		(456,552,964)
Total gains (losses):
Included in earnings (1)	932,527	15,215,493

Balance - March 31, 2019	$2,524,343	$123,374,303

________________________________________
(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

8)   Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at March 31, 2019.

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$711,448	$-	$-	$711,448
Total assets accounted for at fair value on a nonrecurring basis	$711,448	$-	$-	$711,448

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2018.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$5,558,611	$5,558,611	$-	$-
Total equity securities	$5,558,611	$5,558,611	$-	$-

Loans held for sale	$136,210,853	$-	$-	$136,210,853
Restricted assets (1)	744,673	744,673	-	-
Cemetery perpetual care trust investments (1)	483,353	483,353	-	-
Derivatives - loan commitments (2)	1,969,967	-	-	1,969,967

Total assets accounted for at fair value on a recurring basis	$8,756,604	$6,786,637	$-	$1,969,967
Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	(4,629)	(4,629)	-	-
Derivatives - put options (3)	(296,053)	(296,053)	-	-
Derivatives - loan commitments (3)	(378,151)	-	-	(378,151)

Total liabilities accounted for at fair value on a recurring basis	$(678,833)	$(300,682)	$-	$(378,151)

_________________________________
(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

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

__________________________________
(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2018.

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a
nonrecurring basis
Impaired mortgage loans held for investment	$1,253,302	$-	$-	$1,253,302
Impaired real estate held for investment	1,611,384	-	-	1,611,384

Total assets accounted for at fair value on a nonrecurring basis	$2,864,686	$-	$-	$2,864,686

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

8)   Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2019 and December 31, 2018.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$231,378,413	$-	$235,280,653	$4,777,720	$240,058,373
Mortgage loans held for investment:
Residential	87,260,405	-	-	91,648,513	91,648,513
Residential construction	74,987,143	-	-	74,987,143	74,987,143
Commercial	34,096,808	-	-	34,884,705	34,884,705
Mortgage loans held for investment, net	$196,344,356	$-	$-	$201,520,361	$201,520,361
Policy loans	6,354,430	-	-	6,354,430	6,354,430
Insurance assignments, net (1)	37,560,276	-	-	37,560,276	37,560,276
Restricted assets (2)	1,262,819	-	1,279,342	-	1,279,342
Restricted assets (3)	1,964,168	-	-	1,969,979	1,969,979
Cemetery perpetual care trust investments (2)	999,907	-	1,010,578	-	1,010,578
Mortgage servicing rights, net	19,049,013	-	-	26,133,155	26,133,155

Liabilities
Bank and other loans payable	$(175,090,614)	$-	$-	$(175,090,614)	$(175,090,614)
Policyholder account balances (4)	(46,019,974)	-	-	(36,999,896)	(36,999,896)
Future policy benefits - annuities (4)	(97,583,996)	-	-	(97,207,710)	(97,207,710)

______________________________
(1) Included in other investments and policy loans on the condensed consolidated balance sheet.
(2) Fixed maturity securities held to maturity
(3) Mortgage loans held for investment
(4) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheet.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

8)   Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2018:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimate Fair Value
Assets
Fixed maturity securities held to maturity	$232,078,723	$-	$229,668,844	$5,082,014	$234,750,858
Mortgage loans held for investment:
Residential	87,947,566	-	-	92,503,553	92,503,553
Residential construction	70,886,702	-	-	70,886,702	70,886,702
Commercial	27,630,801	-	-	28,359,205	28,359,205
Mortgage loans held for investment, net	$186,465,069	$-	$-	$191,749,460	$191,749,460
Policy loans	6,424,325	-	-	6,424,325	6,424,325
Insurance assignments, net (1)	34,146,868	-	-	34,146,868	34,146,868
Restricted assets (2)	1,258,397	-	1,271,687	-	1,271,687
Restricted assets (3)	1,799,268	-	-	1,810,185	1,810,185
Cemetery perpetual care trust investments (2)	990,390	-	983,410	-	983,410
Mortgage servicing rights, net	20,016,822	-	-	28,885,316	28,885,316

Liabilities
Bank and other loans payable	$(187,521,188)	$-	$-	$(187,521,188)	$(187,521,188)
Policyholder account balances (4)	(46,479,853)	-	-	(37,348,289)	(37,348,289)
Future policy benefits - annuities (4)	(98,137,615)	-	-	(97,641,146)	(97,641,146)

______________________________
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
March 31, 2019 (Unaudited)

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

Receivables are the result of cemetery and mortuary operations, mortgage loan operations and life insurance operations. The allowance is based upon the Company’s historical experience for collectively evaluated impairment. Other allowances are based upon receivables individually evaluated for impairment. Collectability of the cemetery and mortuary receivables is significantly influenced by current economic conditions. The critical issues that impact recovery of mortgage loan operations are interest rate risk, loan underwriting, new regulations and the overall economy

10)   Derivative Instruments

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
March 31, 2019 (Unaudited)

10)   Derivative Instruments (Continued)

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

Call and Put Options

The Company uses a strategy of selling “out of the money” call options on its equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company uses the strategy of selling put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for options is adjusted to fair value at each reporting date. In the event a call option is exercised, the Company sells the equity security at a favorable price enhanced by the value of the option that was sold. If the option expires unexercised, the Company realizes a gain from the sale of the option. In the event a put option is exercised, the Company acquires an equity security at the strike price of the option reduced by the value received from the sale of the put option. The equity security is then traded as a normal equity security in the Company’s portfolio. The net changes in the fair value of call and put options are shown in current earnings as a component of gains (losses) on investments and other assets. Call and put options are shown in other liabilities and accrued expenses on the condensed consolidated balance sheets.

The following table shows the notional amount and fair value of derivatives as of March 31, 2019 and December 31, 2018.

		Fair Values and Notional Values of Derivative Instruments
		March 31, 2019			December 31, 2018
Balance Sheet Location		Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$179,148,085	$2,849,706	$325,363	$93,758,218	$1,969,967	$378,151
Call options	Other liabilities	1,881,800	--	50,305	805,500	--	4,629
Put options	Other liabilities	3,218,200	--	89,733	4,861,700	--	296,053
Total		$184,248,085	$2,849,706	$465,401	$99,425,418	$1,969,967	$678,833

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

10) Derivative Instruments (Continued)

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)
		Three Months Ended March 31
Derivative	Classification	2019	2018
Loan commitments	Mortgage fee income	$932,527	$440,958

Call and put options	Gains on investments and other assets	$290,028	$79,171

11) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2019 and December 31, 2018, the balances were $3,704,000 and $3,605,000, respectively.

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
March 31, 2019 (Unaudited)

11)   Reinsurance, Commitments and Contingencies (Continued)

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

On August 13, 2018, the Court issued its Memorandum Decision and Order (“Decision”) denying the motion. On August 27, 2018, a number of the defendants, including SecurityNational Mortgage, filed a joint motion with the United States District Court (Case No. 18-mc-00392(VEC)) requesting that the Bankruptcy Court’s Decision be treated as findings of fact and conclusions of law, and for the District Court to review the Decision de novo as to jurisdiction. Included with the motion were proposed objections to the Bankruptcy Court’s Decision. On September 18, 2018, Lehman Holdings filed its response to the joint motion, and defendants’ reply was filed on October 2, 2018.

On September 17, 2018, certain defendants, including SecurityNational Mortgage, also filed a notice of appeal, and thereafter a motion for leave to file an interlocutory appeal as to the Bankruptcy Court’s Decision pertaining to jurisdiction and improper venue as a “protective” appeal should the District Court decide not to treat the Decision as findings of fact and conclusions of law. Separately, certain other defendants also filed a notice of appeal and motion for leave to file an interlocutory appeal with respect to the Bankruptcy Court’s Decision concerning improper venue. Lehman Holdings filed its response on October 22, 2018, and defendants filed a joint reply to Lehman Holdings’ response on November 26, 2018. The motions to file appeals were consolidated before Valerie Caproni, U.S. District Court Judge, Case No. 18-cv-08986 (VEC). Case No. 18-mc-00392 (VEC) is also before Judge Caproni.

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

The alleged RMBS loans in dispute with SecurityNational Mortgage allegedly involve millions of dollars pertaining to approximately 577 mortgage loans in addition to the Fannie Mae and Freddie Mac related loans. Lehman Holdings also moved the Court to simultaneously allow alternative dispute resolution procedures to take place, including potential mediation. Over objections, at a hearing on October 29, 2018, the Court granted Lehman Holdings’ motion to amend/supplement its complaints adding the RMBS loans, and also to mandate alternative dispute resolution procedures affecting many defendants, including SecurityNational Mortgage.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

11)   Reinsurance, Commitments and Contingencies (Continued)

Instead of filing a Third Amended Complaint to include the RMBS loans referenced above, Lehman Holdings filed the matter against SecurityNational Mortgage as a new complaint ("RMBS Complaint") (United States Bankruptcy Court, Southern District of New York, Adversary Proceeding 18-01819) pertaining to the approximately 577 RMBS loans, with the Second Amended Complaint remaining the same. The RMBS Complaint seeks alleged damages relating to obligations under alleged contractual indemnification provisions in an amount to be determined at trial, reasonable interest, costs and expenses incurred by LBHI in enforcing alleged obligations, including attorneys' fees and any expert witness fees incurred in litigation; and such other relief as the Court deems just and proper. SecurityNational Mortgage denies any liability to Lehman Holdings and intends to vigorously protect and defend its position.

In response to a Court order, certain defendants referenced in the Second Amended Complaint and the RMBS Complaints negotiated with Lehman Holdings concerning an amended case management order pertaining to certain case procedures and management for both lawsuits including, but not limited to, timing for filing motions and answering the complaints, and provisions concerning discovery such as document production, taking depositions, and use of experts. At a hearing held on March 7, 2019, the Court considered differences of the parties as to the content of an amended case management order, and thereafter signed an amended case management order dated March 13, 2019. Certain discovery has begun in the cases, and on or before May 13, 2019, answers to the complaints are to be filed or, in the case of RMBS litigation, certain motion filing may be done without requiring an answer at the time.

Debt Covenants for Mortgage Warehouse Lines of Credit

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

The Company, through its subsidiary SecurityNational Mortgage, also uses a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. SecurityNational Mortgage is currently approved to borrow $30,000,000 of the $100,000,000 available. The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on September 7, 2019. The Company is required to maintain an adjusted tangible net worth of $70,000,000, unrestricted cash of $15,000,000, and no two consecutive quarters with a net loss. The Company is currently seeking to obtain a waiver from Texas Capital Bank as SecurityNational Mortgage did not meet the profitability covenant for the year with a loss at March 31, 2019.

The agreements for both warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  SecurityNational Mortgage has requested but not yet received a waiver from Wells Fargo in regard to its covenant violation with Texas Capital Bank. SecurityNational Mortgage anticipates that it will not meet the profitability covenant with Texas Capital Bank at the end of the second quarter of 2019, which will trigger a default with Wells Fargo under the cross default provisions, and will seek new waivers at that time. In the unlikely event the Company is required to repay both warehouse lines, the Company has sufficient cash and borrowing capacity to do so and to continue to fund its origination activities through the other internal funding sources.

SecurityNational Mortgage believes that it has taken appropriate actions to return to meeting all the covenant requirements of Texas Capital Bank and that it will continue to meet the financial covenant requirements of Wells Fargo.  As of March 31, 2019, the Company had approximately $56,112,000 and $22,060,000 outstanding on the Texas Capital Bank Wells Fargo warehouse lines, respectively.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of March 31, 2019, the Company’s commitments were approximately $98,511,000 for these loans, of which $77,165,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

11)   Reinsurance, Commitments and Contingencies (Continued)

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

The following is a summary of the MSR activity for the periods presented.

	As of March 31 2019	As of December 31 2018
Amortized cost:
Balance before valuation allowance at beginning of year	$20,016,822	$21,376,937
MSR additions resulting from loan sales	275,533	3,922,816
Amortization (1)	(1,243,342)	(5,282,931)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$19,049,013	$20,016,822

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$19,049,013	$20,016,822

Estimated fair value of MSRs at end of period	$26,133,155	$28,885,316

_________________________
(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

12)   Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2019	2,117,384
2020	2,437,671
2021	2,103,851
2022	1,802,199
2023	1,551,340
Thereafter	9,036,568
Total	$19,049,013

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended March 31
	2019	2018
Contractual servicing fees	$1,858,599	$1,876,883
Late fees	87,291	111,748
Total	$1,945,890	$1,988,631

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of March 31 2019	As of December 31 2018
Servicing UPB	$2,902,805,249	$2,941,231,563

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2019	3.54%	5.8	9.51
December 31, 2018	3.86%	6.33	9.51

13)  Income Taxes

The Company’s overall effective tax rate for the three months ended March 31, 2019 and 2018 was 20.6% and 20.1%, respectively, which resulted in a provision for income taxes of $502,000 and $4,261,000, respectively.  The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes.  The effective tax rate in the current period increased when compared to the prior year period partly due to the Company’s provision for state income taxes.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

14) Revenues from Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2019)	$2,816,225	$-	$12,508,625
Closing (3/31/2019)	2,913,958	-	12,650,552
Increase/(decrease)	97,733	-	141,927

_______________________
(1) Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized for the three months ended March 31, 2019 and 2018 that was included in the opening contract liability balance was $741,520 and $724,097, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended March 31
	2019	2018
Major goods/service lines
At-need	$2,969,067	$2,737,625
Pre-need	709,561	495,104
	$3,678,628	$3,232,729

Timing of Revenue Recognition
Goods transferred at a point in time	$2,390,609	$2,072,481
Services transferred at a point in time	1,288,019	1,160,248
	$3,678,628	$3,232,729

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended March 31
	2019	2018
Net mortuary and cemetery sales	$3,678,628	$3,232,729
Gains on investments and other assets	498,597	409,088
Net investment income	112,809	88,078
Other revenues	69,251	45,850
Revenues from external customers	4,359,285	3,775,745

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

15)  Acquisitions

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

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated February 15, 2019, by and among SN Probst, a wholly owned subsidiary of Memorial Mortuary, and Probst Family Funerals, Heber Valley Funeral Home, Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha L. Probst, Memorial Mortuary, through its wholly owned subsidiary SN Probst, paid a net purchase price of $3,315,647 for the business and assets of Probst Family Funerals and Heber Valley Funeral Home, subject to a $150,000 holdback. At the closing, Probst Funeral Homes and Heber Valley Funeral Home paid off the $907,407 principal balance and $4,340 in interest on a loan at Zions Bank that was secured by the Heber Valley Funeral Home. Also, at the closing, Probst Funeral Homes and Heber Valley Funeral Home paid off the $157,148 loan with Utah Community Credit Union and the $32,987 line of credit with Zions Bank.

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows:

Cash	$53,859
Property and equipment	2,475,526
Receivables	13,620
Goodwill	750,745
Other	25,073
Total assets acquired	3,318,823

Bank and other loans payable	(3,176)
Total liabilities assumed	(3,176)
Fair value of net assets acquired/consideration paid	$3,315,647

The estimated fair values of buildings, land and warehouses included in property and equipment are based on independent appraisals using a sales comparison approach which are considered to be Level 3 under the fair value hierarchy. The Company determined that the estimated fair value of the remaining assets and liabilities acquired approximated their book values. The fair value of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

15) Acquisitions (Continued)

Beta Capital Corp

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

The estimated fair values of the assets acquired as of the date of acquisition were as follows:

Other investments - insurance assignments	$2,515,783
Other - customer list intangible asset	890,000
Total assets acquired	3,405,783
Fair value of net assets acquired/consideration paid	$3,405,783

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

16)   Leases

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 regarding Leases ASC Topic 842. See Note 2 of the Notes to Condensed Consolidated Financial Statements regarding the adoption of this standard.

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if a contract is a lease at the inception of the contract. At the commencement date of a lease, the Company measures the lease liability at the present value of the lease payments over the lease term, discounted using the discount rate for the lease. The Company uses the rate implicit in the lease, if available, otherwise the Company uses its incremental borrowing rate. Also, at the commencement date of a lease, the Company measures the cost of the related right-of-use asset which consists of the amount of the initial measurement of the lease liability, any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and any initial direct costs incurred by the Company.

Information about the Nature of Leases and Subleases

The Company leases office space and equipment from third-parties under various non-cancelable agreements. The Company has operating leases for office space for its segments in areas where it conducts business. The Company subleases some of this office space. The Company also has finance leases for certain equipment, such as copy machines and postage machines. The Company does not have any lease agreements with variable lease payments. The Company has not included any options to extend or terminate leases in the recognition of the right-of-use assets or lease liabilities because of the uncertainty that they will be exercised. No residual value guarantees have been provided to the Company. The Company does not have any restrictions or covenants imposed by leases.

Leases that have not Commenced

The Company does not have any leases that have not commenced that create significant rights or obligations for the Company.

Related Party Lease Transactions

The Company does not have any related party lease transactions that require disclosure as of March 31, 2019.

Short-term Leases

The Company made an accounting policy election not to apply the recognition requirements of ASC 842 to short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying assets that the lessee is reasonably certain to exercise.

Significant Judgments and Assumptions

The Company does not use any significant judgments or assumptions regarding the determination of whether a contract contains a lease; the allocation of the consideration in a contract between lease and nonlease components; or the determination of the discount rates for the leases.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

16)   Leases (Continued)

The following table presents the Company’s total lease cost recognized in earnings, amounts capitalized as right-of- use assets and cash flows from lease transactions for the period presented:

Three Months Ended March 31
2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$32,835
Interest on lease liabilities (2)	1,873
Operating lease cost (3)	1,532,256
Short-term lease cost (3)(4)	40,676
Variable lease cost	-
Sublease income (3)	(167,071)
Total lease cost	$1,440,569

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,472,852
Operating cash flows from finance leases	1,873
Financing cash flows from finance leases	32,290

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$11,931,889
Finance leases	238,336

Weighted-average remaining lease term (in years)
Finance leases	3.30
Operating leases	4.53

Weighted-average discount rate
Finance leases	5.14%
Operating leases	4.88%

________________________________
(1) Included in Depreciation on property and equipment on the condensed consolidated statements of earnings
(2) Included in Interest expense on the condensed consolidated statements of earnings
(3) Included in Rent and rent related expenses on the condensed consolidated statements of earnings
(4) Includes leases with a term of 12 months or less

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

16)   Leases (Continued)

The following table presents the maturity analysis of the Company’s lease liabilities.

Maturity Analysis of Lease Liabilities
	Finance Leases	Operating Leases
Lease payments due in:
Remainder of 2019	$71,007	$3,978,317
2020	62,357	3,401,717
2021	41,235	1,841,369
2022	27,474	806,858
2023	22,566	686,698
Thereafter	1,156	2,339,369
Total undiscounted lease payments	225,795	13,054,328
Less: Discount on cash flows	(19,749)	(2,504,322)
Present value of lease liabilities	206,046	10,550,006

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	Balance Sheet Location	As of March 31 2019
Operating Leases
Right-of-use assets	Other assets	$10,494,641

Lease liabilities	Other liabilities and accrued expenses	$10,550,006

Finance Leases
Right-of-use assets		$238,336
Accumulated amortization		(32,835)
Right-of-use assets, net	Property and equipment, net	$205,501

Lease liabilities	Bank and other loans payable	$206,046

The Company is also a lessor and has operating lease agreements with various tenants that lease its commercial and residential properties. See Note 3 of the Notes to Condensed Consolidated Financial Statements for information about the Company’s real estate held for investment.

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

The following table shows the condensed financial results of the insurance operations for three months ended March 31, 2019 and 2018.  See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2019	2018	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$19,027	$18,810	1%
Net investment income	9,753	9,778	0%
Gains on investments and other assets	1,343	21,860	(94%)
Other	382	412	(7%)
Total	$30,505	$50,860	(40%)
Intersegment revenue	$895	$819	9%
Earnings before income taxes	$2,085	$23,712	(91%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability in the three months ended March 31, 2019 has decreased due to the $22,252,000 gain that was realized on the sale of Dry Creek at East Village Apartments in the first quarter of 2018.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three months ended March 31, 2019 and 2018. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2019	2018	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,633	$1,391	17%
Cemetery revenues	2,046	1,842	11%
Net investment income	113	88	28%
Gains on investments and other assets	498	409	22%
Other	69	46	50%
Total	$4,359	$3,776	15%
Earnings before income taxes	$1,185	$861	38%

Included in Net investment income was rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and depreciation. Memorial Estates has recorded depreciation on these properties of $134,000 and $154,000 for the three months ended March 31, 2019 and 2018, respectively. Profitability in the three months ended March 31, 2019 has increased due to increases in cemetery preneed sales and mortuary at-need sales.

Mortgage Operations

The Company’s wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage Company (formerly known as Green Street Mortgage Services, Inc.), are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage and EverLEND Mortgage originate and refinance mortgage loans on a retail basis. Mortgage loans originated or refinanced by the Company’s mortgage subsidiaries are funded through loan purchase agreements with Security National Life and unaffiliated financial institutions.

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

For the three months ended March 31, 2019 and 2018, SecurityNational Mortgage originated 1,953 loans ($419,493,000 total volume) and 2,368 loans ($471,508,000 total volume), respectively. For the three months ended March 31, 2019 and 2018, EverLEND Mortgage originated 40 loans ($9,008,000 total volume) and 31 loans ($8,446,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2019 and 2018.  See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2019	2018	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$8,114	$9,882	(18%)
Secondary gains from investors	16,365	15,578	5%
Net investment income	176	208	(15%)
Gains on investments and other assets	(35)	(248)	86%
Other	2,009	2,019	0%
Total	$26,629	$27,439	(3%)
Earnings before income taxes	$(838)	$(3,385)	75%

Included in other revenues is service fee income. The decrease in losses for the three months ended March 31, 2019 was due to the efforts to reduce costs and restructure internal processes.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of March 31, 2019 and December 31, 2018, the balances were $3,704,000 and $3,605,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total revenues decreased by $20,582,000, or 25.1%, to $61,494,000 for the three months ended March 31, 2019, from $82,076,000 for the comparable period in 2018. Contributing to this decrease in total revenues was a $20,214,000 decrease in gains on investments and other assets, a $981,000 decrease in mortgage fee income, a $33,000 decrease in net investment income, and a $17,000 decrease in other revenues. This decrease in total revenues was partially offset by a $446,000 increase in net mortuary and cemetery sales and a $217,000 increase in insurance premiums and other considerations.

Insurance premiums and other considerations increased by $217,000, or 1.2%, to $19,027,000 for the three months ended March 31, 2019, from $18,810,000 for the comparable period in 2018. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income decreased by $33,000, or 0.3%, to $10,042,000 for the three months ended March 31, 2019, from $10,075,000 for the comparable period in 2018. This decrease was primarily attributable to a $760,000 decrease in rental income from real estate held for investment, a $428,000 decrease in mortgage loan interest, a $26,000 decrease in fixed maturity securities income, and a $15,000 decrease in policy loan income. This decrease was partially offset by a $463,000 decrease in investment expenses, a $362,000 increase interest on cash and cash equivalents, a $351,000 increase in insurance assignment income, and a $20,000 increase in equity securities income.

Net mortuary and cemetery sales increased by $446,000, or 13.8%, to $3,679,000 for the three months ended March 31, 2019, from $3,233,000 for the comparable period in 2018. This increase was primarily due to a $214,000 increase in cemetery preneed sales and a $242,000 increase in mortuary at-need sales.

Gains on investments and other assets decreased by $20,214,000, or 91.8%, to $1,807,000 for the three months ended March 31, 2019, from $22,021,000 for the comparable period in 2018. This decrease in gains on investments and other assets was primarily attributable to a $21,675,000 decrease in gains on other assets due to the $22,252,000 gain that was realized on the sale of Dry Creek at East Village Apartments in the first quarter 2018. This decrease was partially offset by a $331,000 increase in gains on fixed maturity securities and a $1,130,000 increase in gains on equity securities mostly attributable to increases in the fair value of these securities. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018, these changes in fair value are now recognized in earnings instead of other comprehensive income.

Mortgage fee income decreased by $981,000, or 3.9%, to $24,479,000, for the three months ended March 31, 2019, from $25,460,000 for the comparable period in 2018.  This decrease was primarily due to a net decrease of $2,110,000 in the fair value of loans held for sale and loan commitments. This decrease was partially offset by a $786,000 increase in secondary gains, a $249,000 decrease in the provision for loan loss reserve, and an $94,000 increase in other loan fees and interest income. It should be noted that the recent overall decline in mortgage fee income was due to a reduction in mortgage loan originations that was indicative of the mortgage loan industry as a whole. This reduction was primarily caused by a national shortage of available new housing for mortgage loan origination transactions. The reduction was also caused by a decline in mortgage loan refinancings, which was due to recent increases in interest rates on mortgage loans.

Other revenues increased by $16,000, or 0.7%, to $2,461,000 for the three months ended March 31, 2019, from $2,477,000 for the comparable period in 2018. This increase was primarily attributable to an increase in the cemetery and mortuary segment primarily due to the acquisition of Probst Family Funerals and Cremations and Heber Valley Funeral Home. This was partially offset by a decrease in servicing fee revenue.

Total benefits and expenses were $59,062,000, or 96.0% of total revenues, for the three months ended March 31, 2019, as compared to $60,889,000, or 74.2% of total revenues, for the comparable period in 2018.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $692,000 or 4.3%, to $16,695,000 for the three months ended March 31, 2019, from $16,003,000 for the comparable period in 2018. This increase was primarily the result of a $470,000 increase in death benefits, a $166,000 increase in future policy benefits, and a $56,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $18,000, or 0.6%, to $3,128,000 for the three months ended March 31, 2019, from $3,110,000 for the comparable period in 2018. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $2,405,000, or 6.1%, to $37,094,000 for the three months ended March 31, 2019, from $39,499,000 for the comparable period in 2018. This decrease was primarily the result of a $1,607,000 decrease in commissions, a $1,535,000 decrease in personnel expenses, a $59,000 decrease in rent and rent related expenses, a $27,000 decrease in depreciation on property and equipment, and a $14,000 decrease in costs related to funding mortgage loans. This decrease was partially offset by a $835,000 increase in other expenses. The decreases in commissions and personnel expenses are primarily a result of the efforts of the Mortgage segment to reduce costs and restructure internal processes in order to offset the reductions in mortgage fee income that resulted from a reduction in mortgage loan originations that was indicative of the mortgage loan industry as a whole and a reduction in mortgage loan refinancings, which was due to recent increases in interest rates on mortgage loans.

Interest expense decreased by $270,000, or 15.3%, to $1,492,000 for the three months ended March 31, 2019, from $1,762,000 for the comparable period in 2018. This decrease was primarily due to a decrease in interest expense on bank loans for real estate held for investment due to the sale of the Dry Creek Apartments at East Village in the first quarter 2018.

Cost of goods and services sold-mortuaries and cemeteries increased by $137,000, or 26.7%, to $653,000 for the three months ended March 31, 2019, from $515,000 for the comparable period in 2018. This increase was primarily due to increases in both mortuary at-need and cemetery preneed sales.

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

During the three months ended March 31, 2019 and 2018, the Company's operations provided cash of $19,519,000 and $8,713,000, respectively. This increase was due primarily to an increase in cash collected from mortgage loans held for sale.

The Company’s liability for future policy benefits is expected to be paid out over the long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person’s death. A person generally will keep these policies in force and will not surrender them prior to a person’s death. Because of the long-term nature of these liabilities, the Company is able to hold to maturity its bonds, real estate, and mortgage loans, thus reducing the risk of having to liquidate these long-term investments as a result of any sudden changes in their fair values.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $231,275,000 and $231,976,000 as of March 31, 2019 and December 31, 2018, respectively. This represents 37.9% and 38.9% of the total investments as of March 31, 2019 and December 31, 2018, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At March 31, 2019, 3.68% (or $8,513,000) and at December 31, 2018, 3.6% (or $8,413,000) of the Company’s total bond investments were invested in bonds in rating categories three through nine, which were considered non‑investment grade.

The Company has classified its fixed income securities as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2019 and December 31, 2018, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $349,274,000 as of March 31, 2019, as compared to $359,172,000 as of December 31, 2018. Stockholders’ equity as a percent of total capitalization was 49.9% and 47.8% as of March 31, 2019 and December 31, 2018, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2018 was 9.9% as compared to a rate of 10.6% for 2017. The 2019 lapse rate to date has been approximately the same as 2018.

At March 31, 2019, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $56,810,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2019, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company's repurchase activity during the three months ended March 31, 2019 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
1/1/2019-1/31/2019	10,080	$5.40	-	251,220
2/1/2019-2/28/2019	10,000	5.44	-	241,220
3/1/2019-3/31/2019	600	5.11	-	240,620

Total	20,680	$5.40	-	240,620

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

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated February 15, 2019, by and among SN Probst, a wholly owned subsidiary of Memorial Mortuary, and Probst Family Funerals, Heber Valley Funeral Home, Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha L. Probst, Memorial Mortuary, through its wholly owned subsidiary SN Probst, paid a net purchase price of $3,315,647 for the business and assets of Probst Family Funerals and Heber Valley Funeral Home, subject to a $150,000 holdback. At the closing, Probst Funeral Homes and Heber Valley Funeral Home paid off the $907,407 principal balance and $4,340 in interest on a loan at Zions Bank that was secured by the Heber Valley Funeral Home. Also, at the closing, Probst Funeral Homes and Heber Valley Funeral Home paid off the $157,148 loan with Utah Community Credit Union and the $32,987 line of credit with Zions Bank.

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

Sale of Dry Creek at East Village Apartments

On March 29, 2018, the Company through its wholly owned subsidiary, Security National Life Insurance Company (“Security National Life”), completed the sale of the Dry Creek at East Village (“Dry Creek”) apartments to a subsidiary of Dinapoli Capital Partners, LLC (“Dinapoli Capital”) pursuant to the terms of the Purchase and Sale Agreement, dated February 14, 2018, between Security National Life and Dinapoli Capital. The purchase price paid for the Dry Creek apartments was $57,000,000. From the proceeds that Security National Life received from the sale of the apartment complex, $26,802,904 was used to pay off an existing loan at Zions First National Bank, N.A., which was secured by a security interest in the apartment complex. A brokerage commission of $285,000 and legal fees and related costs were also paid from the purchase proceeds. The Company’s book basis in Dry Creek was approximately $34,400,000, and the Company recognized the gain net of tax effects from the sale in the first quarter of 2018.

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

(a)(3)	Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Amendment and Restatement to Articles of Incorporation (6)

3.2	Amended and Restated Bylaws

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Amended and Restated Employee Stock Ownership Plan (ESOP) and Trust Agreement (1)

10.2	2013 Amended and Restated Stock Option and Other Equity Incentive Awards Plan (2)

10.3	2014 Director Stock Option Plan (3)

10.4	Employment Agreement with Scott M. Quist (4)

10.5	Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson (7)

10.6	Stock Repurchase Plan (8)

10.7
Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (9)

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23.1	Consent of Eide Bailly LLP (5)

23.2	Consent of Mackey Price & Mecham (5)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on September 29, 1987

(2)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016

(3)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 2, 2014, related to Company’s Annual Meeting of Stockholders

(4)	Incorporated by reference from Report on Form 10-Q, as filed on November 15, 2015

(5)	Incorporated by reference from Registration Statement on Form S-8, as filed on October 20, 2015

(6)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(7)	Incorporated by reference from Report on Form 8-K, as filed on June 6, 2018

(8)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018

(9)	Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 15, 2019	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2019	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)