Form 10-Q
period 2019-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2019-08-14
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019, or

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

As of August 13, 2019, the registrant had 15,327,298 shares of Class A Common Stock, $2.00 par value, outstanding and 2,254,168 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2019

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.   Financial Statements.

Assets	June 30 2019 (Unaudited)	December 31 2018
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$222,824,099	$232,078,723
Equity securities at estimated fair value	7,601,561	5,558,611
Mortgage loans held for investment (net of allowances for loan losses of $1,292,914 and $1,347,972 for 2019 and 2018)	188,322,005	186,465,069
Real estate held for investment (net of accumulated depreciation of $17,568,917 and $16,739,578 for 2019 and 2018)	119,469,347	121,558,222
Other investments and policy loans (net of allowances for doubtful accounts of $1,399,272 and $1,092,528 for 2019 and 2018)	47,610,741	46,617,655
Accrued investment income	3,894,701	3,566,146
Total investments	589,722,454	595,844,426
Cash and cash equivalents	127,828,356	142,199,942
Loans held for sale at estimated fair value	187,938,302	136,210,853
Receivables (net of allowances for doubtful accounts of $1,572,391and $1,519,842 for 2019 and 2018)	18,729,777	8,935,343
Restricted assets (including $828,731 and $744,673 for 2019 and 2018 at estimated fair value)	12,329,446	10,981,562
Cemetery perpetual care trust investments (including $480,537 and $483,353 for 2019 and 2018 at estimated fair value)	4,107,280	4,335,869
Receivable from reinsurers	10,828,024	10,820,102
Cemetery land and improvements	9,821,371	9,878,427
Deferred policy and pre-need contract acquisition costs	92,510,997	89,362,096
Mortgage servicing rights, net	17,504,477	20,016,822
Property and equipment, net	9,211,456	7,010,778
Value of business acquired	5,396,891	5,765,190
Goodwill	3,519,588	2,765,570
Other	17,014,329	6,684,143

Total Assets	$1,106,462,748	$1,050,811,123

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30 2019 (Unaudited)	December 31 2018
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$626,987,613	$620,399,714
Unearned premium reserve	3,778,815	3,920,473
Bank and other loans payable	216,352,961	187,521,188
Deferred pre-need cemetery and mortuary contract revenues	12,730,705	12,508,625
Cemetery perpetual care obligation	3,886,614	3,821,979
Accounts payable	4,024,789	2,883,349
Other liabilities and accrued expenses	44,324,342	31,821,624
Income taxes	16,808,733	16,122,998
Total liabilities	928,894,572	878,999,950

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 15,322,830 shares in 2019 and 15,304,798 shares in 2018	30,645,660	30,609,596
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,190,354 shares in 2019 and 2,193,643 shares in 2018	4,380,708	4,387,286
Additional paid-in capital	42,357,731	41,821,778
Accumulated other comprehensive income, net of taxes	(1,287)	(2,823)
Retained earnings	100,611,335	95,201,732
Treasury stock at cost - 270,803 Class A shares in 2019 and 302,541 Class A shares in 2018	(425,971)	(206,396)

Total stockholders' equity	177,568,176	171,811,173

Total Liabilities and Stockholders' Equity	$1,106,462,748	$1,050,811,123

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues:
Insurance premiums and other considerations	$19,645,218	$19,190,831	$38,672,220	$38,001,189
Net investment income	10,540,835	9,741,965	20,582,503	19,816,396
Net mortuary and cemetery sales	4,000,730	3,551,109	7,679,358	6,783,838
Gains (losses) on investments and other assets	(1,025,893)	2,328,229	780,768	24,349,168
Mortgage fee income	32,946,567	31,709,080	57,425,438	57,169,240
Other	2,337,725	2,343,912	4,798,730	4,821,404
Total revenues	68,445,182	68,865,126	129,939,017	150,941,235

Benefits and expenses:
Death benefits	9,248,796	9,355,157	19,326,699	18,963,255
Surrenders and other policy benefits	763,978	695,906	1,629,909	1,506,034
Increase in future policy benefits	5,676,111	6,149,027	11,427,241	11,733,963
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	3,073,478	2,110,782	6,201,752	5,220,715
Selling, general and administrative expenses:
Commissions	13,853,889	14,459,722	23,528,981	25,742,123
Personnel	15,699,260	16,905,714	30,730,596	33,472,402
Advertising	1,171,903	1,194,086	2,205,078	2,223,677
Rent and rent related	1,724,179	1,929,133	3,628,467	3,892,483
Depreciation on property and equipment	422,926	491,626	872,606	968,657
Costs related to funding mortgage loans	1,559,289	2,045,659	2,914,214	3,414,940
Other	8,154,367	7,135,844	15,799,494	13,946,168
Interest expense	1,782,557	1,679,841	3,274,444	3,441,518
Cost of goods and services sold-mortuaries and cemeteries	690,606	550,398	1,343,534	1,065,888
Total benefits and expenses	63,821,339	64,702,895	122,883,015	125,591,823

Earnings before income taxes	4,623,843	4,162,231	7,056,002	25,349,412
Income tax expense	(1,143,789)	(924,014)	(1,645,630)	(5,185,272)

Net earnings	$3,480,054	$3,238,217	$5,410,372	$20,164,140

Net earnings per Class A Equivalent common share (1)	$0.20	$0.19	$0.31	$1.18

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.20	$0.19	$0.31	$1.17

Weighted-average Class A equivalent common share outstanding (1)	17,255,902	17,074,815	17,247,778	17,031,804

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	17,473,804	17,320,589	17,470,726	17,249,536

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net earnings	$3,480,054	$3,238,217	$5,410,372	$20,164,140
Other comprehensive income:
Foreign currency translation adjustments	954	(1,929)	2,046	(1,929)
Other comprehensive income, before income tax	954	(1,929)	2,046	(1,929)
Income tax benefit	(238)	481	(510)	481
Other comprehensive income, net of income tax	716	(1,448)	1,536	(1,448)
Comprehensive income	$3,480,770	$3,236,769	$5,411,908	$20,162,692

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2019	$30,609,596	$4,387,286	$41,821,778	$(2,823)	$95,201,732	$(206,396)	$171,811,173

Net earnings	-	-	-	-	1,930,318	-	1,930,318
Other comprehensive gain	-	-	-	820	-	-	820
Stock-based compensation expense	-	-	64,704	-	-	-	64,704
Exercise of stock options	8,936	-	8,444	-	-	-	17,380
Sale of treasury stock	-	-	295,153	-	-	42,343	337,496
Purchase of treasury stock	-	-	-	-	-	(112,404)	(112,404)
Stock dividends	282	(4)	489	-	(769)	-	(2)
Conversion Class C to Class A	6,560	(6,560)	-	-	-	-	-
March 31, 2019	$30,625,374	$4,380,722	$42,190,568	$(2,003)	$97,131,281	$(276,457)	$174,049,485

Net earnings	-	-	-	-	3,480,054	-	3,480,054
Other comprehensive loss	-	-	-	716		-	716
Stock-based compensation expense	-	-	65,037	-	-	-	65,037
Exercise of stock options	20,274	-	9,519	-	-	-	29,793
Sale of treasury stock	-	-	92,605	-	-	25,190	117,795
Purchase of treasury stock	-	-	-	-	-	(174,704)	(174,704)
Conversion Class C to Class A	12	(14)	2	-	-	-	-
June 30, 2019	30,645,660	4,380,708	42,357,731	(1,287)	100,611,335	(425,971)	177,568,176

	Six Months Ended June 30, 2018
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2018	$29,071,154	$4,178,748	$38,125,042	$603,170	$77,520,951	$(931,075)	$148,567,990

Net earnings	-	-	-	-	16,925,923	-	16,925,923
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)	-	-	-	(603,170)	603,170	-	-
Stock-based compensation expense	-	-	58,087	-	-	-	58,087
Sale of treasury stock	-	-	88,964	-	-	222,410	311,374
Exercise of stock options	63,968	-	(22,115)	-	-	-	41,853
Stock dividends	3,520	(4)	5,362	-	(8,878)	-	-
March 31, 2018	29,138,642	4,178,744	38,255,340	-	95,041,166	(708,665)	165,905,227

Net earnings	-	-	-	-	3,238,217	-	3,238,217
Other comprehensive loss	-	-	-	(1,448)	-	-	(1,448)
Stock-based compensation expense	-	-	58,053	-	-	-	58,053
Sale of treasury stock	-	-	163,335	-	-	222,420	385,755
Conversion Class C to Class A	376	(376)	-	-	-	-	-
June 30, 2018	29,139,018	4,178,368	38,476,728	(1,448)	98,279,383	(486,245)	169,585,804

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2019	2018
Cash flows from operating activities:
Net cash used in operating activities	$(40,725,988)	$(27,786,532)

Cash flows from investing activities:
Purchases of fixed maturity securities	(4,570,527)	(11,414,568)
Calls and maturities of fixed maturity securities	13,688,850	10,740,357
Purchases of equity securities	(2,046,346)	(2,124,482)
Sales of equity securities	763,548	1,852,049
Net changes in restricted assets	(1,380,216)	165,631
Net changes in perpetual care trusts	757,527	1,670,976
Mortgage loans, other investments and policy loans made	(273,167,834)	(251,952,076)
Payments received for mortgage loans, other investments and policy loans	269,379,815	266,703,802
Purchase of property and equipment	(367,466)	(662,579)
Sale of property and equipment	51,102	2,011,700
Purchase of real estate	(4,316,130)	(21,152,074)
Sale of real estate	4,945,323	59,629,788
Cash paid for purchase of subsidiaries, net of cash acquired	(3,261,788)	(3,405,783)
Net cash provided by investing activities	475,858	52,062,741

Cash flows from financing activities:
Investment contract receipts	6,275,671	5,727,714
Investment contract withdrawals	(8,729,845)	(7,755,515)
Proceeds from stock options exercised	47,173	41,853
Purchase of treasury stock	(287,108)	-
Repayment of bank and other loans	(93,583,859)	(47,614,318)
Proceeds from borrowing on bank loans	92,967,146	76,049,325
Net change in warehouse line borrowings	29,203,601	21,633,787
Net change in line of credit borrowings	-	1,250,000
Net cash provided by financing activities	25,892,779	49,332,846

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(14,357,351)	73,609,055

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	150,936,673	54,501,923

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$136,579,322	$128,110,978

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,219,201	$3,401,874
Income taxes (net of refunds)	960,408	147,327

Non Cash Operating, Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$11,860,956	$-
Right-of-use assets obtained in exchange for finance lease liabilities	244,885	-
Receivable for maturities of fixed maturity securities	10,000,000	10,000,000
Accrued real estate construction costs and retainage	823,545	681,167
Mortgage loans held for investment foreclosed into real estate held for investment	755,000	565,341
Benefit plans funded with treasury stock	455,291	697,129
Mortgage loans held for investment foreclosed into receivables	155,347	-
Transfer of loans held for sale to mortgage loans held for investment	-	139,464

See Note 15 regarding non cash transactions included in the acquisitions of Probst Family Funeral and Cremations and Heber Valley Funeral Home and Beta Capital Corp.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Six Months Ended June 30
	2019	2018

Cash and cash equivalents	$127,828,356	$118,705,581
Restricted assets	7,076,341	7,886,262
Cemetery perpetual care trust investments	1,674,625	1,519,135

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$136,579,322	$128,110,978

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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
June 30, 2019 (Unaudited)

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

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” – Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current general accepted accounting principles (“GAAP”) and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The new authoritative guidance will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the potential impact of this standard, especially as it relates to held to maturity debt securities and mortgage loans held for investment.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

3) Investments

The Company’s investments as of June 30, 2019 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$42,197,238	$592,789	$(82,086)	$42,707,941
Obligations of states and political subdivisions	6,103,022	79,100	(10,582)	6,171,540
Corporate securities including public utilities	157,441,604	14,001,117	(846,167)	170,596,554
Mortgage-backed securities	16,979,038	628,906	(55,141)	17,552,803
Redeemable preferred stock	103,197	12,112		115,309
Total fixed maturity securities held to maturity	$222,824,099	$15,314,024	$(993,976)	$237,144,147

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$7,558,408	$891,797	$(848,644)	$7,601,561

Total equity securities at estimated fair value	$7,558,408	$891,797	$(848,644)	$7,601,561

Mortgage loans held for investment at amortized cost:
Residential	$84,093,609
Residential construction	74,712,638
Commercial	32,009,118
Less: Unamortized deferred loan fees, net	(1,200,446)
Less: Allowance for loan losses	(1,292,914)
Total mortgage loans held for investment	$188,322,005

Real estate held for investment net of accumulated depreciation:
Residential	$26,386,608
Commercial	93,082,739
Total real estate held for investment	$119,469,347

Other investments and policy loans at amortized cost:
Policy loans	$6,265,560
Insurance assignments	35,789,203
Federal Home Loan Bank stock (1)	2,606,500
Other investments	4,348,750
Less: Allowance for doubtful accounts	(1,399,272)

Total other investments and policy loans	$47,610,741

Accrued investment income	$3,894,701

Total investments	$589,722,454

(1) Includes $806,500 of Membership stock and $1,800,000 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities held to maturity, which are carried at amortized cost, at June 30, 2019 and December 31, 2018. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2019
U.S. Treasury securities and obligations of U.S. Government Agencies	$-	$-	$82,086	$20,491,005	$82,086	$20,491,005
Obligations of states and political subdivisions	114	200,992	10,468	1,288,630	10,582	1,489,622
Corporate securities	187,944	4,835,513	658,223	10,460,880	846,167	15,296,393
Mortgage and other asset-backed securities	23,369	222,869	31,772	1,117,283	55,141	1,340,152
Total unrealized losses	$211,427	$5,259,374	$782,549	$33,357,798	$993,976	$38,617,172

At December 31, 2018
U.S. Treasury securities and obligations of U.S. Government Agencies	$10,519	$695,863	$717,279	$39,930,052	$727,798	$40,625,915
Obligations of states and political subdivisions	6,643	1,791,257	104,628	2,889,517	111,271	4,680,774
Corporate securities	2,514,549	61,090,431	1,189,588	11,767,349	3,704,137	72,857,780
Mortgage and other asset-backed securities	79,896	1,705,296	228,968	2,690,065	308,864	4,395,361
Redeemable preferred stock	5,125	90,000	-	-	5,125	90,000
Total unrealized losses	$2,616,732	$65,372,847	$2,240,463	$57,276,983	$4,857,195	$122,649,830

There were 75 securities with fair value of 97.5% of amortized cost at June 30, 2019. There were 361 securities with fair value of 96.2% of amortized cost at December 31, 2018. No credit losses have been recognized for the three and six months ended June 30, 2019 and 2018.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

3) Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities held to maturity, at June 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 1 year	$6,201,791	$6,240,536
Due in 2-5 years	66,350,604	67,872,915
Due in 5-10 years	66,900,191	70,594,910
Due in more than 10 years	66,289,278	74,767,674
Mortgage-backed securities	16,979,038	17,552,803
Redeemable preferred stock	103,197	115,309
Total held to maturity	$222,824,099	$237,144,147

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”). The Company currently has deposited a total of $60,000,000, par value, of United States Treasury fixed maturity securities with FHLB. These securities generate interest income for the Company and are available to use as collateral on any cash borrowings from the FHLB. As of June 30, 2019, the Company owed $45,000,000 to the FHLB. This amount owed was paid in July 2019.

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

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Fixed maturity securities held to maturity:
Gross realized gains	$163,038	$259,503	$248,626	$287,635
Gross realized losses	(69,622)	(260,702)	(105,015)	(569,633)

Equity securities:
Gains (losses) on securities sold	41,088	(39,797)	52,664	(25,146)
Unrealized gains and (losses) on securities held at the end of the period	14,016	158,993	775,224	(213,048)

Other assets:
Gross realized gains	688,289	2,294,404	1,793,223	25,246,127	(1)
Gross realized losses	(1,862,702)	(84,172)	(1,983,954)	(376,767)
Total	$(1,025,893)	$2,328,229	$780,768	$24,349,168
_______________
(1) Includes a one-time gain of $22,252,000 from the sale of Dry Creek at East Village Apartments.

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount of held to maturity securities sold was $662,972 and $2,432,180 for the six months ended June 30, 2019 and 2018, respectively.  The net realized loss related to these sales was $53,097 and $314,643 for the six months ended June 30, 2019 and 2018, respectively. Although the Company has the positive intent and ability to buy and hold a fixed maturity security to maturity, the Company will sell a security prior to maturity if conditions and circumstances have changed within the entity that issued the security to increase the risk of default to an unacceptable level.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

3) Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Fixed maturity securities held to maturity	$2,528,689	$2,510,842	$5,032,554	$5,040,682
Equity securities	74,730	53,620	152,651	111,912
Mortgage loans held for investment	4,525,817	4,872,441	8,629,184	9,776,361
Real estate held for investment	2,096,927	1,623,044	4,007,221	4,299,858
Policy loans	106,905	108,630	195,042	211,496
Insurance assignments	3,906,832	3,511,749	8,118,952	7,372,687
Other investments	52,130	75,871	106,678	129,544
Cash and cash equivalents	465,959	239,661	964,876	377,029
Gross investment income	13,757,989	12,995,858	27,207,158	27,319,569
Investment expenses	(3,217,154)	(3,253,893)	(6,624,655)	(7,503,173)
Net investment income	$10,540,835	$9,741,965	$20,582,503	$19,816,396

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $134,229 and $95,256 for the three months ended June 30, 2019 and 2018, respectively, and $220,516 and $206,059 for the six months ended June 30, 2019 and 2018, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $9,071,615 at June 30, 2019 and $9,220,520 at December 31, 2018. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities) at June 30, 2019, other than investments issued or guaranteed by the United States Government.

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
June 30, 2019 (Unaudited)

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

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $87,049,000 and $84,880,000 as of June 30, 2019 and December 31, 2018, respectively. The associated bank loan carrying values totaled approximately $52,940,000 and $52,237,000 as of June 30, 2019 and December 31, 2018, respectively.

During the three and six months ended June 30, 2019 and 2018, the Company recorded impairment losses on commercial real estate held for investment of $1,867,197 and $-0-, respectively. The impairment loss recognized in the second quarter of 2019 relates to an office building held by the life insurance segment for which the Company received an unsolicited bid in May 2019 from a potential buyer that was significantly below the building’s carrying value. Although management did not consider the offer as representative of fair value, the Company evaluated the unsolicited bid as a potential impairment indicator and performed an additional impairment analysis internally, concluding based on management’s best estimates that the fair value of the building was less than its carrying value. The Company is additionally seeking an independent appraisal by an outside commercial real estate valuation firm that will be completed in the near future, which may suggest additional impairments are necessary. This impairment loss is included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance				Total Square Footage
	June 30		December 31		June 30	December 31
	2019		2018		2019	2018

Arizona	$4,000	(1)	$4,000	(1)	-	-
Kansas	5,400,000		6,861,898		222,679	222,679
Louisiana	454,944		467,694		7,063	7,063
Mississippi	3,289,436		3,329,948		33,821	33,821
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	300,000	(2)	300,000	(2)	-	-
Utah	83,627,359		81,080,251		502,129	502,129

	$93,082,739		$92,050,791		765,692	765,692
_______________
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

As of June 30, 2019, SNRE manages 60 residential properties in 7 states across the United States.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $19,597,000 and $23,532,000 as of June 30, 2019 and December 31, 2018, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

3) Investments (Continued)

During the three months ended June 30, 2019 and 2018, the Company did not record any impairment losses on residential real estate held for investment, respectively, and during the six months ended June 30, 2019 and 2018, the Company recorded impairment losses on residential real estate held for investment of $-0- and $147,925, respectively. These impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	June 30	December 31
	2019	2018

California	$1,911,458	$2,644,321
Florida	5,645,131	6,534,277
Ohio	10,000	10,000
South Carolina	205,000	-
Tennessee	105,260	105,260
Texas	-	139,174
Utah	18,033,578	19,598,218
Washington	476,181	476,181
	$26,386,608	$29,507,431

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or approximately 10% of the overall commercial real estate holdings.

As of June 30, 2019, real estate owned and occupied by the Company is summarized as follows:

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
_______________
(1) This asset is included in property and equipment on the condensed consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2019, the Company had 49%, 14%, 12%, 7%, 6%, 4% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada, Arizona, and Tennessee, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

3) Investments (Continued)

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2019
Allowance for credit losses:
Beginning balance - January 1, 2019	$187,129	$1,125,623	$35,220	$1,347,972
Charge-offs	-	(32,692)	-	(32,692)
Provision	-	(30,348)	7,982	(22,366)
Ending balance - June 30, 2019	$187,129	$1,062,583	$43,202	$1,292,914

Ending balance: individually evaluated for impairment	$-	$8,367	$-	$8,367

Ending balance: collectively evaluated for impairment	$187,129	$1,054,216	$43,202	$1,284,547

Mortgage loans:
Ending balance	$32,009,118	$84,093,609	$74,712,638	$190,815,365

Ending balance: individually evaluated for impairment	$655,499	$4,589,601	$4,321,123	$9,566,223

Ending balance: collectively evaluated for impairment	$31,353,619	$79,504,008	$70,391,515	$181,249,142

December 31, 2018
Allowance for credit losses:
Beginning balance - January 1, 2018	$187,129	$1,546,447	$35,220	$1,768,796
Charge-offs	-	(5,725)	-	(5,725)
Provision	-	(415,099)	-	(415,099)
Ending balance - December 31, 2018	$187,129	$1,125,623	$35,220	$1,347,972

Ending balance: individually evaluated for impairment	$-	$74,185	$-	$74,185

Ending balance: collectively evaluated for impairment	$187,129	$1,051,438	$35,220	$1,273,787

Mortgage loans:
Ending balance	$27,785,927	$89,935,600	$71,366,544	$189,088,071

Ending balance: individually evaluated for impairment	$196,182	$2,939,651	$502,991	$3,638,824

Ending balance: collectively evaluated for impairment	$27,589,745	$86,995,949	$70,863,553	$185,449,247

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

3) Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

Age Analysis of Mortgage Loans Held for Investment

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
June 30, 2019
Commercial	$233,200	$1,500,000	$-	$655,499	$2,388,699	$29,620,419	$32,009,118	$(187,129)	$(4,140)	$31,817,849
Residential	8,042,198	1,915,051	2,662,534	1,927,067	14,546,850	69,546,759	84,093,609	(1,062,583)	(736,845)	82,294,181
Residential Construction	5,295,675	315,908	246,854	4,074,269	9,932,706	64,779,932	74,712,638	(43,202)	(459,461)	74,209,975

Total	$13,571,073	$3,730,959	$2,909,388	$6,656,835	$26,868,255	$163,947,110	$190,815,365	$(1,292,914)	$(1,200,446)	$188,322,005

December 31, 2018
Commercial	$4,588,424	$-	$196,182	$-	$4,784,606	$23,001,321	$27,785,927	$(187,129)	$32,003	$27,630,801
Residential	9,899,380	2,312,252	1,715,362	1,224,289	15,151,283	74,784,317	89,935,600	(1,125,623)	(862,411)	87,947,566
Residential Construction	-	-	-	502,991	502,991	70,863,553	71,366,544	(35,220)	(444,622)	70,886,702

Total	$14,487,804	$2,312,252	$1,911,544	$1,727,280	$20,438,880	$168,649,191	$189,088,071	$(1,347,972)	$(1,275,030)	$186,465,069
_______________
(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With no related allowance recorded:
Commercial	$655,499	$655,499	$-	$753,726	$-
Residential	4,443,598	4,443,598	-	3,575,845	-
Residential construction	4,321,123	4,321,123	-	2,412,057	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	146,003	146,003	8,367	377,491	-
Residential construction	-	-	-	-	-

Total:
Commercial	$655,499	$655,499	$-	$753,726	$-
Residential	4,589,601	4,589,601	8,367	3,953,336	-
Residential construction	4,321,123	4,321,123	-	2,412,057	-

December 31, 2018
With no related allowance recorded:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	1,612,164	1,612,164	-	2,423,135	-
Residential construction	502,991	502,991	-	675,950	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,327,487	1,327,487	74,185	1,543,416	-
Residential construction	-	-	-	-	-

Total:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	2,939,651	2,939,651	74,185	3,966,551	-
Residential construction	502,991	502,991	-	675,950	-

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

3) Investments (Continued)

The Company’s performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Performing	$31,353,619	$27,589,745	$79,504,008	$86,995,949	$70,391,515	$70,863,553	$181,249,142	$185,449,247
Non-performing	655,499	196,182	4,589,601	2,939,651	4,321,123	502,991	9,566,223	3,638,824

Total	$32,009,118	$27,785,927	$84,093,609	$89,935,600	$74,712,638	$71,366,544	$190,815,365	$189,088,071

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $159,000 and $151,000 as of June 30, 2019 and December 31, 2018, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

Mortgage Loans on Non-Accrual Status

	As of June 30 2019	As of December 31 2018

Commercial	$655,499	$196,182
Residential	4,589,601	2,939,651
Residential construction	4,321,123	502,991
Total	$9,566,223	$3,638,824

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

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. None of these loans are 90 or more days past due nor on nonaccrual status as of June 30, 2019. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

4) Loans Held for Sale (Continued)

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of June 30 2019	As of December 31 2018

Aggregate fair value	$187,938,302	$136,210,853
Unpaid principal balance	182,173,973	131,663,946
Unrealized gain	5,764,329	4,546,907

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Loan fees	$8,626,163	$7,843,728	$13,437,482	$13,589,036
Interest income	1,690,098	1,588,550	2,904,730	2,705,004
Secondary gains	21,201,216	21,765,939	38,585,201	36,318,341
Change in fair value of loan commitments	603,797	2,169	1,536,324	443,127
Change in fair value of loans held for sale	977,799	810,755	1,216,586	4,766,844
Provision for loan loss reserve	(152,506)	(302,061)	(254,885)	(653,112)
Mortgage fee income	$32,946,567	$31,709,080	$57,425,438	$57,169,240

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30 2019	As of December 31 2018
Balance, beginning of period	$3,604,869	$2,571,524
Provision on current loan originations (1)	254,885	1,148,334
Charge-offs, net of recaptured amounts	(147,444)	(114,989)
Balance, end of period	$3,712,310	$3,604,869

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

5) Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $65,037 and $58,053 has been recognized for these plans for the three months ended June 30, 2019 and 2018, respectively, and $129,741 and $116,140 has been recognized for these plans for the six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, the total unrecognized compensation expense related to the options issued was $108,915, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company’s stock compensation plans as of June 30, 2019, and the changes during the six months ended June 30, 2019, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2018	1,011,274	$4.49	577,280	$5.15
Granted	2,000		-
Exercised	(15,328)		-
Cancelled	-		-
Outstanding at June 30, 2019	997,946	$4.50	577,280	$5.15

As of June 30, 2019:
Options exercisable	921,895	$4.42	530,030	$5.14

As of June 30, 2019:
Available options for future grant	299,351		146,425

Weighted average contractual term of options outstanding at June 30, 2019	5.65 years		3.46 years

Weighted average contractual term of options exercisable at June 30, 2019	5.53 years		2.93 years

Aggregated intrinsic value of options outstanding at June 30, 2019 (1)	$822,875		$218,010

Aggregated intrinsic value of options exercisable at June 30, 2019 (1)	$822,875		$218,010
_______________
(1) The Company used a stock price of $5.02 as of June 30, 2019 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

5) Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of June 30, 2018, and the changes during the six months ended June 30, 2018, are presented below:

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
_______________
(1) The Company used a stock price of $5.20 as of June 30, 2018 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months June 30, 2019 and 2018 was $15,220 and $111,157, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

6) Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Numerator:
Net earnings	$3,480,054	$3,238,217	$5,410,372	$20,164,140
Denominator:
Basic weighted-average shares outstanding	17,255,902	17,074,815	17,247,778	17,031,804
Effect of dilutive securities:
Employee stock options	217,902	245,774	222,948	217,732

Diluted weighted-average shares outstanding	17,473,804	17,320,589	17,470,726	17,249,536

Basic net earnings per share	$0.20	$0.19	$0.31	$1.18

Diluted net earnings per share	$0.20	$0.19	$0.31	$1.17

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the six months June 30, 2019 and 2018, there were 857,227 and 589,822 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
June 30, 2019
Revenues from external customers	$28,607,056	$4,543,007	$35,295,119	$-	$68,445,182
Intersegment revenues	1,080,347	113,622	124,921	(1,318,890)	-
Segment profit before income taxes	1,219,001	1,023,782	2,381,060	-	4,623,843
		-
For the Three Months Ended
June 30, 2018
Revenues from external customers	$29,370,509	$5,281,005	$34,213,612	$-	$68,865,126
Intersegment revenues	987,994	107,021	132,282	(1,227,297)	-
Segment profit before income taxes	2,937,037	2,071,666	(846,472)	-	4,162,231

For the Six Months Ended
June 30, 2019
Revenues from external customers	$59,112,424	$8,902,292	$61,924,301	$-	$129,939,017
Intersegment revenues	1,975,719	230,273	251,279	(2,457,271)	-
Segment profit before income taxes	3,304,342	2,208,647	1,543,013	-	7,056,002

Identifiable Assets	929,442,236	87,450,987	202,723,000	(116,673,063)	1,102,943,160
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	932,207,806	88,205,005	202,723,000	(116,673,063)	1,106,462,748

For the Six Months Ended
June 30, 2018
Revenues from external customers	$80,236,374	$9,051,414	$61,653,447	$-	$150,941,235
Intersegment revenues	1,807,286	216,038	265,879	(2,289,203)	-
Segment profit before income taxes	26,648,846	2,932,429	(4,231,863)	-	25,349,412

Identifiable Assets	919,115,726	95,779,077	185,865,711	(135,776,637)	1,064,983,877
Goodwill	2,765,570	-	-		2,765,570
Total Assets	921,881,296	95,779,077	185,865,711	(135,776,637)	1,067,749,447

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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
June 30, 2019 (Unaudited)

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
June 30, 2019 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$7,601,561	$7,601,561	$-	$-
Total equity securities	$7,601,561	$7,601,561	$-	$-

Loans held for sale	$187,938,302	$-	$-	$187,938,302
Restricted assets (1)	828,731	828,731	-	-
Cemetery perpetual care trust investments (1)	480,537	480,537	-	-
Derivatives - loan commitments (2)	3,581,207	-	-	3,581,207

Total assets accounted for at fair value on a recurring basis	$200,430,338	$8,910,829	$-	$191,519,509

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	$(79,142)	$(79,142)	$-	$-
Derivatives - put options (3)	(48,625)	(48,625)	-	-
Derivatives - loan commitments (3)	(453,067)	-	-	(453,067)

Total liabilities accounted for at fair value on a recurring basis	$(580,834)	$(127,767)	$-	$(453,067)
_______________
(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Loans Held for Sale

Balance - December 31, 2018	$1,591,816	$136,210,853
Originations		1,050,256,047
Sales		(1,034,958,199)
Total gains (losses):
Included in earnings (1)	1,536,324	36,429,601

Balance - June 30, 2019	$3,128,140	$187,938,302
_______________
(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at June 30, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$137,636	$-	$-	$137,636
Impaired real estate held for investment	5,400,000	-	-	5,400,000
Total assets accounted for at fair value on a nonrecurring basis	$5,537,636	$-	$-	$5,537,636

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
_______________
(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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
_______________
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
June 30, 2019 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2019 and December 31, 2018.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2019:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$222,824,099	$-	$232,886,783	$4,257,364	$237,144,147
Mortgage loans held for investment:
Residential	82,294,181	-	-	86,460,522	86,460,522
Residential construction	74,209,975	-	-	74,209,975	74,209,975
Commercial	31,817,849	-	-	32,484,689	32,484,689
Mortgage loans held for investment, net	$188,322,005	$-	$-	$193,155,186	$193,155,186
Policy loans	6,265,560	-	-	6,265,560	6,265,560
Insurance assignments, net (1)	34,389,931	-	-	34,389,931	34,389,931
Restricted assets (2)	1,276,771	-	1,301,700	-	1,301,700
Restricted assets (3)	3,147,603	-	-	3,156,132	3,156,132
Cemetery perpetual care trust investments (2)	1,015,628	-	1,045,559	-	1,045,559
Mortgage servicing rights, net	17,504,477	-	-	22,084,565	22,084,565

Liabilities
Bank and other loans payable	$(216,352,961)	$-	$-	$(216,352,961)	$(216,352,961)
Policyholder account balances (4)	(45,825,524)	-	-	(36,952,381)	(36,952,381)
Future policy benefits - annuities (4)	(96,841,746)	-	-	(96,831,833)	(96,831,833)
_______________
(1) Included in other investments and policy loans on the condensed consolidated balance sheet.
(2) Fixed maturity securities held to maturity
(3) Mortgage loans held for investment
(4) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheet.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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
_______________
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
June 30, 2019 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

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
June 30, 2019 (Unaudited)

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

The following table shows the notional amount and fair value of derivatives as of June 30, 2019 and December 31, 2018.

Fair Values and Notional Values of Derivative Instruments
		June 30, 2019			December 31, 2018
Balance Sheet Location		Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$214,982,852	$3,581,207	$453,067	$93,758,218	$1,969,967	$378,151
Call options	Other liabilities	2,414,600	--	79,142	805,500	--	4,629
Put options	Other liabilities	2,535,696	--	48,625	4,861,700	--	296,053
Total		$219,933,148	$3,581,207	$580,834	$99,425,418	$1,969,967	$678,833

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

10) Derivative Instruments (Continued)

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended June 30		Six Months Ended June 30
Derivative	Classification	2019	2018	2019	2018
Loan commitments	Mortgage fee income	$603,797	$2,169	$1,536,324	$443,127

Call and put options	Gains on investments and other assets	$114,939	$151,130	$404,967	$230,301

11) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2019 and December 31, 2018, the balances were $3,712,000 and $3,605,000, respectively.

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
June 30, 2019 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

11) Reinsurance, Commitments and Contingencies (Continued)

In response to a Court order, certain defendants referenced in the Second Amended Complaint and the RMBS Complaints negotiated with Lehman Holdings concerning an amended case management order pertaining to certain case procedures and management for both lawsuits including, but not limited to, timing for filing motions and answering the complaints, and provisions concerning discovery such as document production, taking depositions, and use of experts. At a hearing held on March 7, 2019, the Court considered differences of the parties as to the content of an amended case management order, and thereafter signed an amended case management order dated March 13, 2019. On May 8, 2019, Judge Caproni issued her Opinion and Order denying the motion for an interlocutory appeal of the bankruptcy court’s ruling relative to jurisdiction and venue. Further, the judge denied the motion for immediate de novo review of the bankruptcy court’s ruling indicating that de novo review can be left for the future. Certain discovery has begun in the cases, and SecurityNational Mortgage filed answers and amended answers in the cases.

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has a $100,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month LIBOR rate plus 2.1% and matures on June 16, 2020. SecurityNational Mortgage is required to maintain an adjusted tangible net worth of $19,000,000, unrestricted cash of $10,000,000, indebtedness to adjusted tangible net worth of 12:1, liquidity overhead coverage of 1.75:1, and a quarterly gross profit of at least $1.

The Company, through its subsidiary SecurityNational Mortgage, also uses a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. SecurityNational Mortgage is currently approved to borrow $30,000,000 of the $100,000,000 available. The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on September 7, 2019. The Company is required to maintain an adjusted tangible net worth of $70,000,000, unrestricted cash of $15,000,000, and no two consecutive quarters with a net loss. The Company obtained a waiver from Texas Capital Bank as SecurityNational did not meet the profitability covenant for the year with a loss at June 30, 2019.

The agreements for both warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  Texas Capital has provided a waiver of the covenant violation, and SecurityNational Mortgage has requested but not yet received a waiver from Wells Fargo in regard to its covenant violation with Texas Capital Bank. With the current trend in earnings headed into the third quarter (typically the most profitable for the mortgage business), SecurityNational Mortgage anticipates a possibility that it will meet the profitability covenant with Texas Capital Bank at the end of the third quarter of 2019. In the unlikely event the Company is required to repay both warehouse lines, the Company has sufficient cash and borrowing capacity to do so and to continue to fund its origination activities through the other internal funding sources.

SecurityNational Mortgage believes that it has taken appropriate actions to return to meeting all the covenant requirements of Texas Capital Bank and that it will continue to meet the financial covenant requirements of Wells Fargo.  As of June 30, 2019, the Company had approximately $27,232,000 and $88,091,000 outstanding on the Texas Capital Bank and Wells Fargo warehouse lines, respectively.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of June 30, 2019, the Company’s commitments were approximately $104,223,000 for these loans, of which $76,813,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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
June 30, 2019 (Unaudited)

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

The following is a summary of the MSR activity for the periods presented.

	As of June 30 2019	As of December 31 2018
Amortized cost:
Balance before valuation allowance at beginning of year	$20,016,822	$21,376,937
MSR additions resulting from loan sales	459,414	3,922,816
Amortization (1)	(2,971,759)	(5,282,931)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$17,504,477	$20,016,822

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$17,504,477	$20,016,822

Estimated fair value of MSRs at end of period	$22,084,565	$28,885,316
_______________
(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

12) Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization

2019	1,945,702
2020	2,240,020
2021	1,933,267
2022	1,656,072
2023	1,425,554
Thereafter	8,303,862
Total	$17,504,477

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Contractual servicing fees	$1,858,599	$1,887,576	$3,668,013	$3,764,459
Late fees	87,291	116,350	178,890	228,098
Total	$1,945,890	$2,003,926	$3,846,903	$3,992,557

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of June 30 2019	As of December 31 2018

Servicing UPB	$2,794,077,226	$2,941,231,563

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate

June 30, 2019	3.10%	5.02	9.51
December 31, 2018	3.86%	6.33	9.51

13) Income Taxes

The Company’s overall effective tax rate for the three months ended June 30, 2019 and 2018 was 24.7% and 22.2%, respectively, which resulted in a provision for income taxes of $1,144,000 and $924,000, respectively. The Company’s overall effective tax rate for the six months ended June 30, 2019 and 2018 was 23.3% and 20.5%, respectively, which resulted in a provision for income taxes of $1,646,000 and $5,185,000, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes.  The effective tax rate in the current period increased when compared to the prior year period largely due to the Company’s provision for state income taxes.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability

Opening (1/1/2019)	$2,816,225	$-	$12,508,625
Closing (6/30/2019)	2,891,181	-	12,730,705
Increase/(decrease)	74,956	-	222,080
_______________
(1) Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three months ended June 30, 2019 and 2018 was $889,578 and $630,209, respectively, and for the six months ended June 30, 2019 and 2018 was $1,631,098 and $1,354,980, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Major goods/service lines
At-need	$3,025,783	$2,463,070	$5,994,850	$5,200,695
Pre-need	974,947	1,088,039	1,684,508	1,583,143
	$4,000,730	$3,551,109	$7,679,358	$6,783,838

Timing of Revenue Recognition
Goods transferred at a point in time	$2,754,230	$2,413,657	$5,144,840	$4,486,138
Services transferred at a point in time	1,246,500	1,137,452	2,534,518	2,297,700
	$4,000,730	$3,551,109	$7,679,358	$6,783,838

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net mortuary and cemetery sales	$4,000,730	$3,551,109	$7,679,358	$6,783,838
Gains on investments and other assets	354,500	1,676,165	853,097	2,085,253
Net investment income	162,562	36,129	275,371	99,601
Other revenues	25,215	17,602	94,466	82,722
Revenues from external customers	4,543,007	5,281,005	8,902,292	9,051,414

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows:

Cash	$53,859
Property and equipment	2,475,526
Receivables	13,620
Goodwill	754,018
Other	21,800
Total assets acquired	3,318,823

Bank and other loans payable	(3,176)
Total liabilities assumed	(3,176)
Fair value of net assets acquired/consideration paid	$3,315,647

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
June 30, 2019 (Unaudited)

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

The following table shows the condensed financial results of the insurance operations for three and six months ended June 30, 2019 and 2018.  See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$19,645	$19,191	2%	$38,672	$38,002	2%
Net investment income	10,119	9,416	7%	19,872	19,199	4%
Gains (losses) on investments and other assets	(1,471)	460	(420%)	(128)	22,320	(101%)
Other	314	304	3%	696	716	(3%)
Total	$28,607	$29,371	(3%)	$59,112	$80,237	(26%)
Intersegment revenue	$1,080	$988	9%	$1,976	$1,807	9%
Earnings before income taxes	$1,219	$2,937	(58%)	$3,304	$26,649	(88%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability in the three and six months ended June 30, 2019 had decreased due to the $22,252,000 gain that was realized on the sale of Dry Creek at East Village Apartments in the first quarter of 2018.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and six months ended June 30, 2019 and 2018. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,595	$1,268	26%	$3,228	$2,659	21%
Cemetery revenues	2,405	2,283	5%	4,451	4,125	8%
Net investment income	163	56	191%	275	138	99%
Gains on investments and other assets	355	1,676	(79%)	853	2,085	(59%)
Other	25	(2)	(1350%)	95	44	116%
Total	$4,543	$5,281	(14%)	$8,902	$9,051	(2%)
Earnings before income taxes	$1,024	$2,071	(51%)	$2,209	$2,932	(25%)

Included in Net investment income was rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and depreciation. Memorial Estates has recorded depreciation on these properties of $129,000 and $155,000 for the three months ended June 30, 2019 and 2018, respectively, and $263,000 and $309,000 for the six months ended June 30, 2019 and 2018, respectively. Profitability in the six months ended June 30, 2019 has decreased due to a realized gain recognized on the sale of assets of Deseret Mortuary in 2018. This decrease was partially offset by increases in cemetery preneed sales and mortuary and cemetery at-need sales in 2019.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 12% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the six months ended June 30, 2019 and 2018, SecurityNational Mortgage originated 4,605 loans ($1,021,464,000 total volume) and 5,183 loans ($1,072,863,000 total volume), respectively. For the six months ended June 30, 2019 and 2018, EverLEND Mortgage originated 110 loans ($28,792,000 total volume) and 80 loans ($22,510,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2019 and 2018.  See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$11,745	$9,943	18%	$18,840	$20,851	(10%)
Secondary gains from investors	21,201	21,766	(3%)	38,585	36,318	6%
Net investment income	259	271	(4%)	435	479	(9%)
Gains on investments and other assets	91	192	(53%)	56	(56)	200%
Other	1,999	2,042	(2%)	4,008	4,061	(1%)
Total	$35,295	$34,214	3%	$61,924	$61,653	0%
Earnings before income taxes	$2,381	$(846)	381%	$1,543	$(4,232)	136%

Included in other revenues is service fee income. The increase in earnings for the six months ended June 30, 2019 was due to the efforts to reduce costs and restructure internal processes.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of June 30, 2019 and December 31, 2018, the balances were $3,712,000 and $3,605,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total revenues decreased by $420,000, or 0.6%, to $68,445,000 for the three months ended June 30, 2019, from $68,865,000 for the comparable period in 2018. Contributing to this decrease in total revenues was a $3,354,000 decrease in gains on investments and other assets and a $6,000 decrease in other revenues. This decrease in total revenues was partially offset by a $1,237,000 increase in mortgage fee income, a $799,000 increase in net investment income, a $454,000 increase in insurance premiums and other considerations, and a $450,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $454,000, or 2.4%, to $19,645,000 for the three months ended June 30, 2019, from $19,191,000 for the comparable period in 2018. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $799,000, or 8.2%, to $10,541,000 for the three months ended June 30, 2019, from $9,742,000 for the comparable period in 2018. This increase was primarily attributable to a $474,000 increase in rental income from real estate held for investment, a $395,000 increase in insurance assignment income, a $226,000 increase in interest on cash and cash equivalents, a $37,000 decrease in investment expenses, a $21,000 increase in equity securities income, and an $18,000 increase in fixed maturity securities income. This increase was partially offset by a $346,000 decrease in mortgage loan interest, and a $24,000 decrease in other investment income.

Net mortuary and cemetery sales increased by $450,000, or 12.7%, to $4,001,000 for the three months ended June 30, 2019, from $3,551,000 for the comparable period in 2018. This increase was primarily due to a $328,000 increase in mortuary at-need sales and a $232,000 increase in cemetery at-need sales. The increase was partially offset by a $110,000 decrease in cemetery preneed sales.

Gains on investments and other assets decreased by $3,354,000, or 144.1%, to losses of $1,026,000 for the three months ended June 30, 2019, from gains of $2,328,000 for the comparable period in 2018. This decrease in gains on investments and other assets was primarily due to an impairment loss of $1,867,000 recognized on a commercial real estate property held for investment. The Company elected to conduct a review of the property’s value after it received an unsolicited offer to buy. This decrease was also the result of a realized gain of $1,556,000 recognized in the second quarter of 2018 on the sale of assets of Deseret Mortuary, and a $64,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018, these changes in fair value are now recognized in earnings instead of other comprehensive income. This decrease in gains on investments and other assets was partially offset by a $95,000 decrease in losses on fixed maturity securities and a $38,000 increase in gains on other assets.

Mortgage fee income increased by $1,237,000, or 3.9%, to $32,946,000, for the three months ended June 30, 2019, from $31,709,000 for the comparable period in 2018.  This increase was primarily due to an increase of $884,000 in loan fees and interest income, an increase of $768,000 in the fair value of loans held for sale and loan commitments, and a $150,000 decrease in the provision for loan loss reserve. This increase was partially offset by a $565,000 decrease in secondary gains from loans sold to third-party investors.

Other revenues decreased by $6,000, or 0.3%, to $2,338,000 for the three months ended June 30, 2019, from $2,344,000 for the comparable period in 2018. This decrease was primarily attributable to a decrease in servicing fee revenue.

Total benefits and expenses were $63,821,000, or 93.2% of total revenues, for the three months ended June 30, 2019, as compared to $64,703,000, or 94.0% of total revenues, for the comparable period in 2018.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $511,000 or 3.2%, to $15,689,000 for the three months ended June 30, 2019, from $16,200,000 for the comparable period in 2018. This decrease was primarily the result of a $106,000 decrease in death benefits and a $473,000 decrease in future policy benefits. This decrease was partially offset by a $68,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $963,000, or 45.6%, to $3,073,000 for the three months ended June 30, 2019, from $2,110,000 for the comparable period in 2018. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $1,576,000, or 3.6%, to $42,586,000 for the three months ended June 30, 2019, from $44,162,000 for the comparable period in 2018. This decrease was primarily the result of a $1,206,000 decrease in personnel expenses, a $606,000 decrease in commissions, a $486,000 decrease in costs related to funding mortgage loans, a $205,000 decrease in rent and rent related expenses, a $69,000 decrease in depreciation on property and equipment, and a $22,000 decrease in advertising expenses. This decrease was partially offset by a $1,018,000 increase in other expenses. The decreases in commissions and personnel expenses are primarily a result of the efforts of the Mortgage segment to reduce costs and restructure internal processes.

Interest expense increased by $103,000, or 6.1%, to $1,783,000 for the three months ended June 30, 2019, from $1,680,000 for the comparable period in 2018. This increase was primarily due to an increase in interest expense on bank loans for real estate held for investment.

Cost of goods and services sold-mortuaries and cemeteries increased by $140,000, or 25.5%, to $690,000 for the three months ended June 30, 2019, from $550,000 for the comparable period in 2018. This increase was primarily due to increases in both mortuary and cemetery at-need sales and cemetery preneed sales.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Total revenues decreased by $21,002,000, or 13.9%, to $129,939,000 for the six months ended June 30, 2019, from $150,941,000 for the comparable period in 2018. Contributing to this decrease in total revenues was a $23,568,000 decrease in gains on investments and other assets and a $22,000 decrease in other revenues. This decrease in total revenues was partially offset by a $895,000 increase in net mortuary and cemetery sales, a $766,000 increase in net investment income, a $671,000 increase in insurance premiums and other considerations, and a $256,000 increase in mortgage fee income.

Insurance premiums and other considerations increased by $671,000, or 1.8%, to $38,672,000 for the six months ended June 30, 2019, from $38,001,000 for the comparable period in 2018. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $766,000, or 3.9%, to $20,582,000 for the six months ended June 30, 2019, from $19,816,000 for the comparable period in 2018. This increase was primarily attributable to an $878,000 decrease in investment expenses, a $746,000 increase in insurance assignment income due to higher volume, a $588,000 increase interest on cash and cash equivalents due to higher invested balances and slight increases in interest rates, and a $41,000 increase in equity securities income. This increase was partially offset by a $1,147,000 decrease in mortgage loan interest, a $293,000 decrease in rental income from real estate held for investment, a $23,000 decrease in other investment income, a $16,000 decrease in policy loan income, and an $8,000 decrease in fixed maturity securities income.

Net mortuary and cemetery sales increased by $895,000, or 13.2%, to $7,679,000 for the six months ended June 30, 2019, from $6,784,000 for the comparable period in 2018. This increase was primarily due to a $578,000 increase in mortuary at-need sales, a $216,000 increase in cemetery at-need sales, and a $101,000 increase in cemetery preneed sales, driven in large measure by the acquisition of Probst Family Funerals and Cremations and Heber Valley Funeral Home.

Gains on investments and other assets decreased by $23,568,000, or 96.8%, to $781,000 for the six months ended June 30, 2019, from $24,349,000 for the comparable period in 2018. This decrease in gains on investments and other assets was primarily attributable to the $22,252,000 gain that was realized on the sale of Dry Creek at East Village Apartments in the first quarter of 2018, an impairment loss of $1,867,000 recognized on a commercial real estate property held for investment. The Company elected to conduct a review of the property’s value after it received an unsolicited offer to buy. This decrease was also the result of a $1,556,000 gain that was realized on the sale of assets of Deseret Mortuary in the second quarter of 2018. This decrease was partially offset by and a $1,066,000 increase in gains on equity securities mostly attributable to increases in the fair value of these securities. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018, these changes in fair value are now recognized in earnings instead of other comprehensive income. This decrease was also partially offset by a $426,000 decrease in losses on fixed maturity securities and a $615,000 increase in gains on other assets.

Mortgage fee income increased by $256,000, or 0.4%, to $57,425,000, for the six months ended June 30, 2019, from $57,169,000 for the comparable period in 2018.  This increase was primarily due to $2,267,000 increase in secondary gains on loans sold to third-party investors, a $398,000 decrease in the provision for loan loss reserve, and a $48,000 increase in other loan fees and interest income. This increase was partially offset by a net decrease of $2,457,000 in the fair value of loans held for sale and loan commitments.

Other revenues decreased by $22,000, or 0.5%, to $4,799,000 for the six months ended June 31, 2019, from $4,821,000 for the comparable period in 2018. This increase was primarily attributable to an increase in the cemetery and mortuary segment primarily due to the acquisition of Probst Family Funerals and Cremations and Heber Valley Funeral Home. This was partially offset by a decrease in servicing fee revenue.

Total benefits and expenses were $122,883,000, or 94.6% of total revenues, for the six months ended June 30, 2019, as compared to $125,592,000, or 83.2% of total revenues, for the comparable period in 2018.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $181,000 or 0.6%, to $32,384,000 for the six months ended June 30, 2019, from $32,203,000 for the comparable period in 2018. This increase was primarily the result of a $364,000 increase in death benefits and a $124,000 increase in surrender and other policy benefits. This increase was partially offset by a $307,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $981,000, or 18.8%, to $6,202,000 for the six months ended June 30, 2019, from $5,221,000 for the comparable period in 2018. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $3,981,000, or 4.8%, to $79,679,000 for the six months ended June 30, 2019, from $83,660,000 for the comparable period in 2018. This decrease was primarily the result of a $2,742,000 decrease in personnel expenses, a $2,213,000 decrease in commissions, a $500,000 decrease in costs related to funding mortgage loans, a $264,000 decrease in rent and rent related expenses, a $96,000 decrease in depreciation on property and equipment, and a $19,000 decrease in advertising expenses. This decrease was partially offset by a $1,853,000 increase in other expenses. The decreases in commissions and personnel expenses are primarily a result of the efforts of the Mortgage segment to reduce costs and restructure internal processes.

Interest expense decreased by $167,000, or 4.9%, to $3,274,000 for the six months ended June 30, 2019, from $3,441,000 for the comparable period in 2018. This decrease was primarily due to a decrease in interest expense on bank loans for real estate held for investment due to the sale of the Dry Creek Apartments at East Village in the first quarter 2018 and a decrease in interest expense on warehouse lines.

Cost of goods and services sold-mortuaries and cemeteries increased by $278,000, or 26.0%, to $1,344,000 for the six months ended June 30, 2019, from $1,066,000 for the comparable period in 2018. This increase was primarily due to increases in both mortuary and cemetery at-need sales and cemetery preneed sales.

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

During the six months ended June 30, 2019 and 2018, the Company's operations used cash of $40,726,000 and $27,787,000, respectively. This increase was due primarily to originations of mortgage loans held for sale.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $222,721,000 and $231,976,000 as of June 30, 2019 and December 31, 2018, respectively. This represents 37.7% and 38.9% of the total investments as of June 30, 2019 and December 31, 2018, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At June 30, 2019, 3.59% (or $7,990,000) and at December 31, 2018, 3.6% (or $8,413,000) of the Company’s total bond investments were invested in bonds in rating categories three through nine, which were considered non‑investment grade.

The Company has classified its fixed income securities as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2019 and December 31, 2018, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $393,945,000 as of June 30, 2019, as compared to $359,172,000 as of December 31, 2018. Stockholders’ equity as a percent of total capitalization was 45.1% and 47.8% as of June 30, 2019 and December 31, 2018, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2018 was 9.9% as compared to a rate of 10.6% for 2017. The 2019 lapse rate to date has been approximately the same as 2018.

At June 30, 2019, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $56,591,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2019, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company's repurchase activity during the three months ended June 30, 2019 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
4/1/2019-4/30/2019	10,000	$5.05	-	230,620
5/1/2019-5/31/2019	10,000	5.53	-	220,620
6/1/2019-6/30/2019	10,000	5.12	-	210,620

Total	30,000	$5.17	-	210,620

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

(a)(3)   Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Incorporation, as amendment and restated (6)

3.2	Bylaws, as amended and restated (10)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Employee Stock Ownership Plan (ESOP) and Trust Agreement, as amended and restated (1)

10.2	2013 Stock Option and Other Equity Incentive Awards Plan, as amended and restated (4)

10.3	2014 Director Stock Option Plan (2)

10.4	Employment Agreement with Scott M. Quist (3)

10.5	Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson (7)

10.6	Stock Repurchase Plan (8)

10.7
Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (9)

14	Code of Business Conduct and Ethics (10)

21	Subsidiaries of the Registrant (10)

23.1	Consent of Eide Bailly LLP (5)

23.2	Consent of Mackey Price & Mecham (5)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

_______________
(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on June 29, 1987
(2)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company’s Annual Meeting of Stockholders
(3)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(4)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(5)	Incorporated by reference from Registration Statement on Form S-8, as filed on September 7, 2016
(6)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(7)	Incorporated by reference from Report on Form 8-K, as filed on June 6, 2018
(8)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(9)	Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019
(10)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 14, 2019	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)