Form 10-Q
period 2019-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2019-11-14
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

Commission File Number: 000-09341

SECURITY NATIONAL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5300 South 360 West, Suite 250, Salt Lake City, Utah	84123
(Address of principal executive offices)	(Zip Code)

(801) 264-1060 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Class A Common Stock	SNFCA	The Nasdaq Global Select Market

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

As of November 14, 2019, the registrant had 15,327,298 shares of Class A Common Stock, $2.00 par value, outstanding and 2,254,168 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

Table of Contents

		Page No.
	Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3-4

	Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (unaudited)	6

	Condensed Consolidated Statements of Stockholders' Equity as of September 30, 2019 and September 30, 2018 (unaudited)	7-8

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	9-10

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	54

	Part II - Other Information

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

	Signature Page	59

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.   Financial Statements.

Assets	September 30 2019 (Unaudited)	December 31 2018
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$239,749,797	$232,078,723
Equity securities at estimated fair value	8,109,778	5,558,611
Mortgage loans held for investment (net of allowances for loan losses of $1,301,476 and $1,347,972 for 2019 and 2018)	196,508,903	186,465,069
Real estate held for investment (net of accumulated depreciation of $17,784,514 and $16,739,578 for 2019 and 2018)	117,055,398	121,558,222
Other investments and policy loans (net of allowances for doubtful accounts of $1,495,268 and $1,092,528 for 2019 and 2018)	46,448,120	46,617,655
Accrued investment income	4,046,143	3,566,146
Total investments	611,918,139	595,844,426
Cash and cash equivalents	123,178,762	142,199,942
Loans held for sale at estimated fair value	233,713,098	136,210,853
Receivables (net of allowances for doubtful accounts of $1,597,186 and $1,519,842 for 2019 and 2018)	8,611,105	8,935,343
Restricted assets (including $1,145,917 and $744,673 for 2019 and 2018 at estimated fair value)	13,555,294	10,981,562
Cemetery perpetual care trust investments (including $908,493 and $483,353 for 2019 and 2018 at estimated fair value)	4,188,476	4,335,869
Receivable from reinsurers	10,819,898	10,820,102
Cemetery land and improvements	9,777,156	9,878,427
Deferred policy and pre-need contract acquisition costs	93,596,603	89,362,096
Mortgage servicing rights, net	16,951,124	20,016,822
Property and equipment, net	9,363,971	7,010,778
Value of business acquired	5,227,790	5,765,190
Goodwill	3,519,588	2,765,570
Other	18,228,380	6,684,143

Total Assets	$1,162,649,384	$1,050,811,123

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30 2019 (Unaudited)	December 31 2018
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$631,759,294	$620,399,714
Unearned premium reserve	3,707,062	3,920,473
Bank and other loans payable	261,034,322	187,521,188
Deferred pre-need cemetery and mortuary contract revenues	12,901,226	12,508,625
Cemetery perpetual care obligation	3,907,519	3,821,979
Accounts payable	4,670,615	2,883,349
Other liabilities and accrued expenses	48,035,927	31,821,624
Income taxes	15,561,029	16,122,998
Total liabilities	981,576,994	878,999,950

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 15,327,298 shares in 2019 and 15,304,798 shares in 2018	30,654,596	30,609,596
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,254,168 shares in 2019 and 2,193,643 shares in 2018	4,508,336	4,387,286
Additional paid-in capital	42,626,015	41,821,778
Accumulated other comprehensive income, net of taxes	(1,542)	(2,823)
Retained earnings	104,228,749	95,201,732
Treasury stock at cost - 358,325 Class A shares in 2019 and 302,541 Class A shares in 2018	(943,764)	(206,396)

Total stockholders' equity	181,072,390	171,811,173

Total Liabilities and Stockholders' Equity	$1,162,649,384	$1,050,811,123

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues:
Insurance premiums and other considerations	$19,832,492	$18,639,401	$58,504,712	$56,640,590
Net investment income	10,478,566	9,641,496	31,061,069	29,457,892
Net mortuary and cemetery sales	3,526,416	3,646,290	11,205,774	10,430,128
Gains (losses) on investments and other assets	(519,673)	1,022,427	261,095	25,371,595
Mortgage fee income	39,735,752	31,664,704	97,161,190	88,833,944
Other	2,326,106	2,608,775	7,124,836	7,430,179
Total revenues	75,379,659	67,223,093	205,318,676	218,164,328

Benefits and expenses:
Death benefits	9,937,711	8,616,285	29,264,410	27,579,540
Surrenders and other policy benefits	636,366	692,445	2,266,275	2,198,479
Increase in future policy benefits	5,980,721	6,686,536	17,407,962	18,420,499
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	3,477,160	2,746,288	9,678,912	7,967,003
Selling, general and administrative expenses:
Commissions	16,714,061	13,619,192	40,243,042	39,361,315
Personnel	16,287,957	17,075,236	47,018,553	50,547,638
Advertising	1,361,745	1,423,933	3,566,823	3,647,610
Rent and rent related	1,749,402	1,913,813	5,377,869	5,806,296
Depreciation on property and equipment	421,970	457,430	1,294,576	1,426,087
Costs related to funding mortgage loans	1,917,390	1,732,617	4,831,604	5,147,557
Other	9,355,218	7,616,264	25,154,712	21,562,432
Interest expense	2,078,733	1,855,548	5,353,177	5,297,066
Cost of goods and services sold-mortuaries and cemeteries	701,403	575,708	2,044,937	1,641,596
Total benefits and expenses	70,619,837	65,011,295	193,502,852	190,603,118

Earnings before income taxes	4,759,822	2,211,798	11,815,824	27,561,210
Income tax expense	(1,142,408)	(198,052)	(2,788,038)	(5,383,324)

Net earnings	$3,617,414	$2,013,746	$9,027,786	$22,177,886

Net earnings per Class A Equivalent common share (1)	$0.21	$0.12	$0.52	$1.30

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.21	$0.12	$0.52	$1.28

Weighted-average Class A equivalent common share outstanding (1)	17,230,987	17,152,656	17,240,745	17,072,531

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	17,420,731	17,387,326	17,434,755	17,295,302

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net earnings	$3,617,414	$2,013,746	$9,027,786	$22,177,886
Other comprehensive income:
Foreign currency translation adjustments	(340)	1,013	1,707	(916)
Other comprehensive income, before income tax	(340)	1,013	1,707	(916)
Income tax benefit	85	(252)	(426)	229
Other comprehensive income, net of income tax	(255)	761	1,281	(687)
Comprehensive income	$3,617,159	$2,014,507	$9,029,067	$22,177,199

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2019
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2019	$30,609,596	$4,387,286	$41,821,778	$(2,823)	$95,201,732	$(206,396)	$171,811,173

Net earnings	-	-	-	-	1,930,318	-	1,930,318
Other comprehensive gain	-	-	-	820	-	-	820
Stock-based compensation expense	-	-	64,704	-	-	-	64,704
Exercise of stock options	8,936	-	8,444	-	-	-	17,380
Sale of treasury stock	-	-	295,153	-	-	42,343	337,496
Purchase of treasury stock	-	-	-	-	-	(112,404)	(112,404)
Stock dividends	282	(4)	489	-	(769)	-	(2)
Conversion Class C to Class A	6,560	(6,560)	-	-	-	-	-
March 31, 2019	$30,625,374	$4,380,722	$42,190,568	$(2,003)	$97,131,281	$(276,457)	$174,049,485

Net earnings	-	-	-	-	3,480,054	-	3,480,054
Other comprehensive loss	-	-	-	716		-	716
Stock-based compensation expense	-	-	65,037	-	-	-	65,037
Exercise of stock options	20,274	-	9,519	-	-	-	29,793
Sale of treasury stock	-	-	92,605	-	-	25,190	117,795
Purchase of treasury stock	-	-	-	-	-	(174,704)	(174,704)
Conversion Class C to Class A	12	(14)	2	-	-	-	-
June 30, 2019	$30,645,660	$4,380,708	$42,357,731	$(1,287)	$100,611,335	$(425,971)	$177,568,176

Net earnings	-	-	-	-	3,617,414	-	3,617,414
Other comprehensive income	-	-	-	(255)	-	-	(255)
Stock-based compensation expense	-	-	65,746	-	-	-	65,746
Exercise of stock options	8,936	127,628	114,376	-	-	-	250,940
Sale of treasury stock	-	-	88,162	-	-	35,400	123,562
Purchase of treasury stock	-	-	-	-	-	(553,193)	(553,193)
Conversion Class C to Class A	-	-	-	-	-	-	-
September 30, 2019	$30,654,596	$4,508,336	$42,626,015	$(1,542)	$104,228,749	$(943,764)	$181,072,390

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2018	$29,071,154	$4,178,748	$38,125,042	$603,170	$77,520,951	$(931,075)	$148,567,990

Net earnings	-	-	-	-	16,925,923	-	16,925,923
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)	-	-	-	(603,170)	603,170	-	-
Stock-based compensation expense	-	-	58,087	-	-	-	58,087
Sale of treasury stock	-	-	88,964	-	-	222,410	311,374
Exercise of stock options	63,968	-	(22,115)	-	-	-	41,853
Stock dividends	3,520	(4)	5,362	-	(8,878)	-	-
March 31, 2018	$29,138,642	$4,178,744	$38,255,340	$-	$95,041,166	$(708,665)	$165,905,227

Net earnings	-	-	-	-	3,238,217	-	3,238,217
Other comprehensive loss	-	-	-	(1,448)	-	-	(1,448)
Stock-based compensation expense	-	-	58,053	-	-	-	58,053
Sale of treasury stock	-	-	163,335	-	-	222,420	385,755
Conversion Class C to Class A	376	(376)	-	-	-	-	-
June 30, 2018	$29,139,018	$4,178,368	$38,476,728	$(1,448)	$98,279,383	$(486,245)	$169,585,804
Net earnings	-	-	-	-	2,013,746	-	2,013,746
Other comprehensive income	-	-	-	761	-	-	761
Stock-based compensation expense	-	-	58,691	-	-	-	58,691
Exercise of stock options	8,298	-	7,261	-	-	-	15,559
Sale of treasury stock	-	-	168,500	-	-	242,954	411,454
Purchase of treasury stock	-	-	-	-	-	(54,507)	(54,507)
September 30, 2018	$29,147,316	$4,178,368	$38,711,180	$(687)	$100,293,129	$(297,798)	$172,031,508

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2019	2018
Cash flows from operating activities:
Net cash used in operating activities	$(62,865,938)	$(10,250,549)

Cash flows from investing activities:
Purchases of fixed maturity securities	(27,227,180)	(29,074,605)
Calls and maturities of fixed maturity securities	19,444,922	26,356,188
Purchases of equity securities	(3,521,610)	(2,356,207)
Sales of equity securities	1,691,231	2,478,051
Net changes in restricted assets	(514,574)	121,418
Net changes in perpetual care trusts	(111,076)	1,664,215
Mortgage loans, other investments and policy loans made	(421,682,247)	(376,549,887)
Payments received for mortgage loans, other investments and policy loans	410,303,611	403,724,354
Purchase of property and equipment	(931,691)	(1,020,257)
Sale of property and equipment	51,104	2,014,704
Purchase of real estate	(6,465,802)	(22,399,516)
Sale of real estate	8,291,147	65,457,047
Cash paid for purchase of subsidiaries, net of cash acquired	(3,261,788)	(3,405,783)
Net cash provided by (used in) investing activities	(23,933,953)	67,009,722

Cash flows from financing activities:
Investment contract receipts	9,628,472	8,833,639
Investment contract withdrawals	(13,282,143)	(11,667,269)
Proceeds from stock options exercised	298,113	57,412
Purchase of treasury stock	(840,301)	(54,507)
Repayment of bank and other loans	(139,046,605)	(92,873,253)
Proceeds from borrowing on bank loans	149,304,399	116,455,289
Net change in warehouse line borrowings	62,987,462	14,131,782
Net change in line of credit borrowings	-	1,250,000
Net cash provided by financing activities	69,049,397	36,133,093

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(17,750,494)	92,892,266

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	150,936,673	54,501,923

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$133,186,179	$147,394,189

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,292,868	$5,206,262
Income taxes (net of refunds)	3,350,434	162,327

Non Cash Operating, Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$13,441,537	$-
Right-of-use assets obtained in exchange for finance lease liabilities	255,147	-
Accrued real estate construction costs and retainage	689,291	17,433
Mortgage loans held for investment foreclosed into real estate held for investment	1,410,499	670,601
Benefit plans funded with treasury stock	578,853	1,108,583
Mortgage loans held for investment foreclosed into receivables	155,347	-
Transfer of loans held for sale to mortgage loans held for investment	-	139,464

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
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Nine Months Ended September 30
	2019	2018
Cash and cash equivalents	$123,178,762	$137,106,471
Restricted assets	9,166,838	8,717,416
Cemetery perpetual care trust investments	840,579	1,570,302

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$133,186,179	$147,394,189

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Articles 8 and 10 of Regulation S‑X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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
September 30, 2019 (Unaudited)

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

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” – Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current general accepted accounting principles (“GAAP”) and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. In October 2019, the FASB proposed an update to ASU No. 2016-13 that would make the ASU effective for the Company on January 1, 2023. The Company is in the process of evaluating the potential impact of this standard, especially as it relates to held to maturity debt securities and mortgage loans held for investment.

ASU No. 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” – Issued in August 2018, ASU 2018-13 modifies the disclosure requirements of Topic 820 by removing, modifying or adding certain disclosures. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 does not change the fair value measurements already required or permitted by existing standards. This new authoritative guidance will be effective for the Company on January 1, 2020. The adoption of this standard will not materially impact the Company’s financial statements.

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” – Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In October 2019, the FASB proposed an update to ASU No. 2018-12 that would make the ASU effective for the Company on January 1, 2024. The Company is in the process of evaluating the potential impact of this standard.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments

The Company’s investments as of September 30, 2019 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$62,267,359	$703,132	$(35,072)	$62,935,419
Obligations of states and political subdivisions	5,877,586	144,335	-	6,021,921
Corporate securities including public utilities	154,480,928	16,868,422	(696,122)	170,653,228
Mortgage-backed securities	17,020,727	732,042	(42,738)	17,710,031
Redeemable preferred stock	103,197	14,039	-	117,236
Total fixed maturity securities held to maturity	$239,749,797	$18,461,970	$(773,932)	$257,437,835

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$8,126,632	$962,133	$(978,987)	$8,109,778

Total equity securities at estimated fair value	$8,126,632	$962,133	$(978,987)	$8,109,778

Mortgage loans held for investment at amortized cost:
Residential	$79,853,121
Residential construction	92,602,632
Commercial	26,720,812
Less: Unamortized deferred loan fees, net	(1,366,186)
Less: Allowance for loan losses	(1,301,476)
Total mortgage loans held for investment	$196,508,903

Real estate held for investment net of accumulated depreciation:
Residential	$23,420,598
Commercial	93,634,800
Total real estate held for investment	$117,055,398

Other investments and policy loans at amortized cost:
Policy loans	$6,344,074
Insurance assignments	34,404,766
Federal Home Loan Bank stock (1)	3,006,500
Other investments	4,188,048
Less: Allowance for doubtful accounts	(1,495,268)

Total other investments and policy loans	$46,448,120

Accrued investment income	$4,046,143

Total investments	$611,918,139

(1) Includes $806,500 of Membership stock and $2,200,000 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities held to maturity, which are carried at amortized cost, at September 30, 2019 and December 31, 2018. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At September 30, 2019
U.S. Treasury securities and obligations of U.S. Government Agencies	$2,966	$658,550	$32,106	$19,885,300	$35,072	$20,543,850
Corporate securities	191,271	5,965,416	504,851	4,416,332	696,122	10,381,748
Mortgage and other asset-backed securities	10,067	379,177	32,671	706,509	42,738	1,085,686
Total unrealized losses	$204,304	$7,003,143	$569,628	$25,008,141	$773,932	$32,011,284

At December 31, 2018
U.S. Treasury securities and obligations of U.S. Government Agencies	$10,519	$695,863	$717,279	$39,930,052	$727,798	$40,625,915
Obligations of states and political subdivisions	6,643	1,791,257	104,628	2,889,517	111,271	4,680,774
Corporate securities	2,514,549	61,090,431	1,189,588	11,767,349	3,704,137	72,857,780
Mortgage and other asset-backed securities	79,896	1,705,296	228,968	2,690,065	308,864	4,395,361
Redeemable preferred stock	5,125	90,000	-	-	5,125	90,000
Total unrealized losses	$2,616,732	$65,372,847	$2,240,463	$57,276,983	$4,857,195	$122,649,830

There were 47 securities with fair value of 97.6% of amortized cost at September 30, 2019. There were 361 securities with fair value of 96.2% of amortized cost at December 31, 2018. No credit losses have been recognized for the three and nine months ended September 30, 2019 and 2018.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities held to maturity, at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 1 year	$3,135,187	$3,152,560
Due in 2-5 years	85,443,407	87,087,887
Due in 5-10 years	66,438,645	71,147,090
Due in more than 10 years	67,608,634	78,223,031
Mortgage-backed securities	17,020,727	17,710,031
Redeemable preferred stock	103,197	117,236
Total held to maturity	$239,749,797	$257,437,835

The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”). The Company currently has deposited a total of $60,000,000, par value, of United States Treasury fixed maturity securities with FHLB. These securities generate interest income for the Company and are available to use as collateral on any cash borrowings from the FHLB. As of September 30, 2019, the Company owed $55,000,000 to the FHLB. This amount owed was paid in October 2019.

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

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Fixed maturity securities held to maturity:
Gross realized gains	$113,849	$109,554	$362,475	$397,190
Gross realized losses	(16,814)	(31,670)	(121,829)	(601,303)

Equity securities:
Gains (losses) on securities sold	85,998	11,214	138,662	(13,933)
Unrealized gains and (losses) on securities held at the end of the period	(98,635)	284,192	676,589	71,143
	-
Other assets:
Gross realized gains	472,691	814,471	2,265,914	26,060,598	(1)
Gross realized losses	(1,076,762)	(165,334)	(3,060,716)	(542,100)
Total	$(519,673)	$1,022,427	$261,095	$25,371,595

(1) Includes a one-time gain of $22,252,000 from the sale of Dry Creek at East Village Apartments.

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount of held to maturity securities sold was $2,724,199 and $4,998,249 for the nine months ended September 30, 2019 and 2018, respectively.  The net realized loss related to these sales was $12,394 and $243,023 for the nine months ended September 30, 2019 and 2018, respectively. Although the Company has the positive intent and ability to buy and hold a fixed maturity security to maturity, the Company will sell a security prior to maturity if conditions and circumstances have changed within the entity that issued the security to increase the risk of default to an unacceptable level.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Fixed maturity securities held to maturity	$2,563,481	$2,481,202	$7,596,035	$7,521,884
Equity securities	74,629	64,214	227,280	176,126
Mortgage loans held for investment	4,558,232	4,240,624	13,187,416	14,016,985
Real estate held for investment	2,259,064	2,124,138	6,266,286	6,423,996
Policy loans	113,541	85,044	308,583	296,540
Insurance assignments	3,851,804	3,583,964	11,970,755	10,956,651
Other investments	-	57,050	106,678	186,594
Cash and cash equivalents	398,997	375,310	1,363,873	752,339
Gross investment income	13,819,748	13,011,546	41,026,906	40,331,115
Investment expenses	(3,341,182)	(3,370,050)	(9,965,837)	(10,873,223)
Net investment income	$10,478,566	$9,641,496	$31,061,069	$29,457,892

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $102,888 and $81,486 for the three months ended September 30, 2019 and 2018, respectively, and $323,404 and $287,545 for the nine months ended September 30, 2019 and 2018, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $9,070,694 at September 30, 2019 and $9,220,520 at December 31, 2018. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities) at September 30, 2019, other than investments issued or guaranteed by the United States Government.

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

The Company currently owns and operates 12 commercial properties in 5 states. These properties include industrial warehouses, office buildings, retail centers, a restaurant, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company also holds undeveloped land that may be used for future commercial developments. The Company uses bank debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments (Continued)

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $87,696,000 and $84,880,000 as of September 30, 2019 and December 31, 2018, respectively. The associated bank loan carrying values totaled approximately $54,037,000 and $52,237,000 as of September 30, 2019 and December 31, 2018, respectively.

During the three months ended September 30, 2019 and 2018, the Company recorded impairment losses on commercial real estate held for investment of $790,827 and $-0-, respectively and during the nine months ended September 30, 2019 and 2018, the Company recorded impairment losses on commercial real estate held for investment of $2,658,024 and $-0-, respectively. The impairment loss of $1,867,197 recognized in the second quarter of 2019 relates to an office building held by the life insurance segment for which the Company received an unsolicited bid in May 2019 from a potential buyer that was significantly below the building’s carrying value. Although management did not consider the offer as representative of fair value, the Company evaluated the unsolicited bid as a potential impairment indicator and performed an additional impairment analysis internally, concluding based on management’s best estimates that the fair value of the building was less than its carrying value. During the third quarter of 2019, the Company obtained an independent appraisal from an outside commercial real estate valuation firm. This appraisal indicated an additional impairment of $790,827 which the Company recognized in the third quarter 2019. These impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance				Total Square Footage
	September 30		December 31		September 30	December 31
	2019		2018		2019	2018
Arizona	$4,000	(1)	$4,000	(1)	-	-
Kansas	4,714,777		6,861,898		222,679	222,679
Louisiana	456,437		467,694		7,063	7,063
Mississippi	3,288,045		3,329,948		33,821	33,821
Nevada	655,499		-		4,800	-
New Mexico	7,000	(1)	7,000	(1)	-	-
Texas	300,000	(2)	300,000	(2)	-	-
Utah	84,209,042		81,080,251		502,129	502,129

	$93,634,800		$92,050,791		770,492	765,692

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

As of September 30, 2019, SNRE manages 50 residential properties in 6 states across the United States.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $16,073,000 and $23,532,000 as of September 30, 2019 and December 31, 2018, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments (Continued)

During the three months ended September 30, 2019 and 2018, the Company recorded impairment losses on residential real estate held for investment of $125,980 and $-0-, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recorded impairment losses on residential real estate held for investment of $125,980 and $147,925, respectively. These impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	September 30	December 31
	2019	2018
California	$1,565,639	$2,644,321
Florida	5,158,218	6,534,277
Ohio	10,000	10,000
South Carolina	205,000	-
Tennessee	-	105,260
Texas	-	139,174
Utah	16,005,560	19,598,218
Washington	476,181	476,181
	$23,420,598	$29,507,431

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  Currently, the Company occupies nearly 70,000 square feet, or approximately 10% of the overall commercial real estate holdings.

As of September 30, 2019, real estate owned and occupied by the Company is summarized as follows:

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

(1) This asset is included in property and equipment on the condensed consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2019, the Company had 55%, 13%, 12%, 5%, 5%, 4% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada, Arizona, and Tennessee, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments (Continued)

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2019
Allowance for credit losses:
Beginning balance - January 1, 2019	$187,129	$1,125,623	$35,220	$1,347,972
Charge-offs	-	(21,786)	7,982	(13,804)
Provision	-	(32,692)	-	(32,692)
Ending balance - September 30, 2019	$187,129	$1,071,145	$43,202	$1,301,476

Ending balance: individually evaluated for impairment	$-	$30,341	$-	$30,341

Ending balance: collectively evaluated for impairment	$187,129	$1,040,804	$43,202	$1,271,135

Mortgage loans:
Ending balance	$26,720,812	$79,853,121	$92,602,632	$199,176,565

Ending balance: individually evaluated for impairment	$-	$4,470,805	$350,000	$4,820,805

Ending balance: collectively evaluated for impairment	$26,720,812	$75,382,316	$92,252,632	$194,355,760

December 31, 2018
Allowance for credit losses:
Beginning balance - January 1, 2018	$187,129	$1,546,447	$35,220	$1,768,796
Charge-offs	-	(5,725)	-	(5,725)
Provision	-	(415,099)	-	(415,099)
Ending balance - December 31, 2018	$187,129	$1,125,623	$35,220	$1,347,972

Ending balance: individually evaluated for impairment	$-	$74,185	$-	$74,185

Ending balance: collectively evaluated for impairment	$187,129	$1,051,438	$35,220	$1,273,787

Mortgage loans:
Ending balance	$27,785,927	$89,935,600	$71,366,544	$189,088,071

Ending balance: individually evaluated for impairment	$196,182	$2,939,651	$502,991	$3,638,824

Ending balance: collectively evaluated for impairment	$27,589,745	$86,995,949	$70,863,553	$185,449,247

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

Age Analysis of Mortgage Loans Held for Investment

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Net Mortgage Loans
September 30, 2019
Commercial	$1,500,000	$-	$-	$-	$1,500,000	$25,220,812	$26,720,812	$(187,129)	$(6,647)	$26,527,036
Residential	8,478,442	1,745,409	3,659,589	811,216	14,694,656	65,158,465	79,853,121	(1,071,145)	(637,408)	78,144,568
Residential Construction	200,963	437,819	350,000	-	988,782	91,613,850	92,602,632	(43,202)	(722,131)	91,837,299

Total	$10,179,405	$2,183,228	$4,009,589	$811,216	$17,183,438	$181,993,127	$199,176,565	$(1,301,476)	$(1,366,186)	$196,508,903

December 31, 2018
Commercial	$4,588,424	$-	$196,182	$-	$4,784,606	$23,001,321	$27,785,927	$(187,129)	$32,003	$27,630,801
Residential	9,899,380	2,312,252	1,715,362	1,224,289	15,151,283	74,784,317	89,935,600	(1,125,623)	(862,411)	87,947,566
Residential Construction	-	-	-	502,991	502,991	70,863,553	71,366,544	(35,220)	(444,622)	70,886,702

Total	$14,487,804	$2,312,252	$1,911,544	$1,727,280	$20,438,880	$168,649,191	$189,088,071	$(1,347,972)	$(1,275,030)	$186,465,069

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With no related allowance recorded:
Commercial	$-	$-	$-	$502,484	$-
Residential	4,196,527	4,196,527	-	3,738,138	-
Residential construction	350,000	350,000	-	1,724,705	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	274,278	274,278	30,341	387,687	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$502,484	$-
Residential	4,470,805	4,470,805	30,341	4,125,825	-
Residential construction	350,000	350,000	-	1,724,705	-

December 31, 2018
With no related allowance recorded:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	1,612,164	1,612,164	-	2,423,135	-
Residential construction	502,991	502,991	-	675,950	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,327,487	1,327,487	74,185	1,543,416	-
Residential construction	-	-	-	-	-

Total:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	2,939,651	2,939,651	74,185	3,966,551	-
Residential construction	502,991	502,991	-	675,950	-

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

3) Investments (Continued)

The Company’s performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Performing	$26,720,812	$27,589,745	$75,382,316	$86,995,949	$92,252,632	$70,863,553	$194,355,760	$185,449,247
Non-performing	-	196,182	4,470,805	2,939,651	350,000	502,991	4,820,805	3,638,824

Total	$26,720,812	$27,785,927	$79,853,121	$89,935,600	$92,602,632	$71,366,544	$199,176,565	$189,088,071

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $183,000 and $151,000 as of September 30, 2019 and December 31, 2018, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-Accrual Status

	As of September 30 2019	As of December 31 2018
Commercial	$-	$196,182
Residential	4,470,805	2,939,651
Residential construction	350,000	502,991
Total	$4,820,805	$3,638,824

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

Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. There are seven loans with an aggregate unpaid principal balance of $1,925,914 that are 90 or more days past due and on a nonaccrual status as of September 30, 2019. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

4) Loans Held for Sale (Continued)

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of September 30 2019	As of December 31 2018

Aggregate fair value	$233,713,098	$136,210,853
Unpaid principal balance	227,842,398	131,663,946
Unrealized gain	5,870,700	4,546,907

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Loan fees	$8,438,471	$7,758,284	$22,162,455	$21,347,320
Interest income	2,127,775	1,993,895	5,032,505	4,698,899
Secondary gains	27,574,294	22,315,022	66,434,923	58,633,363
Change in fair value of loan commitments	378,899	94,569	1,915,223	537,696
Change in fair value of loans held for sale	1,411,322	(203,623)	2,065,978	4,563,222
Provision for loan loss reserve	(195,009)	(293,443)	(449,894)	(946,556)
Mortgage fee income	$39,735,752	$31,664,704	$97,161,190	$88,833,944

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30 2019	As of December 31 2018
Balance, beginning of period	$3,604,869	$2,571,524
Provision on current loan originations (1)	449,894	1,148,334
Charge-offs, net of recaptured amounts	(172,917)	(114,989)
Balance, end of period	$3,881,846	$3,604,869

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

5) Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $65,746 and $58,691 has been recognized for these plans for the three months ended September 30, 2019 and 2018, respectively, and $195,487 and $174,831 has been recognized for these plans for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, the total unrecognized compensation expense related to the options issued was $43,169, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company’s stock compensation plans as of September 30, 2019, and the changes during the nine months ended September 30, 2019, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2018	1,011,274	$4.49	577,280	$5.15
Granted	2,000		-
Exercised	(19,796)		(63,814)
Cancelled	-		-
Outstanding at September 30, 2019	993,478	$4.50	513,466	$5.33

As of September 30, 2019:
Options exercisable	955,195	$4.46	489,840	$5.34

As of September 30, 2019:
Available options for future grant	299,351		146,425

Weighted average contractual term of options outstanding at September 30, 2019	5.40 years		3.63 years

Weighted average contractual term of options exercisable at September 30, 2019	5.34 years		3.37 years

Aggregated intrinsic value of options outstanding at September 30, 2019 (1)	$765,360		$106,646

Aggregated intrinsic value of options exercisable at September 30, 2019 (1)	$765,360		$106,646

(1) The Company used a stock price of $4.90 as of September 30, 2019 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

5) Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of September 30, 2018, and the changes during the nine months ended September 30, 2018, are presented below:

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months September 30, 2019 and 2018 was $112,340 and $118,003, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

6) Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Numerator:
Net earnings	$3,617,414	$2,013,746	$9,027,786	$22,177,886
Denominator:
Basic weighted-average shares outstanding	17,230,987	17,152,656	17,240,745	17,072,531
Effect of dilutive securities:
Employee stock options	189,744	234,670	194,010	222,771

Diluted weighted-average shares outstanding	17,420,731	17,387,326	17,434,755	17,295,302

Basic net earnings per share	$0.21	$0.12	$0.52	$1.30

Diluted net earnings per share	$0.21	$0.12	$0.52	$1.28

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the nine months September 30, 2019 and 2018, there were 864,915 and 589,822 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
September 30, 2019
Revenues from external customers	$29,824,686	$3,570,419	$41,984,554	$-	$75,379,659
Intersegment revenues	1,465,778	106,638	120,891	(1,693,307)	-
Segment profit before income taxes	1,263,836	213,198	3,282,788	-	4,759,822
		-
For the Three Months Ended
September 30, 2018
Revenues from external customers	$28,962,288	$4,008,943	$34,251,862	$-	$67,223,093
Intersegment revenues	1,108,093	106,637	117,746	(1,332,476)	-
Segment profit before income taxes	2,192,036	781,875	(762,113)	-	2,211,798

For the Nine Months Ended
September 30, 2019
Revenues from external customers	$88,937,110	$12,472,711	$103,908,855	$-	$205,318,676
Intersegment revenues	3,441,497	336,911	372,170	(4,150,578)	-
Segment profit before income taxes	4,568,178	2,421,845	4,825,801	-	11,815,824

Identifiable Assets	941,739,161	84,250,592	243,272,631	(110,132,588)	1,159,129,796
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	944,504,731	85,004,610	243,272,631	(110,132,588)	1,162,649,384

For the Nine Months Ended
September 30, 2018
Revenues from external customers	$109,198,662	$13,060,357	$95,905,309	$-	$218,164,328
Intersegment revenues	2,915,379	322,675	383,625	(3,621,679)	-
Segment profit before income taxes	28,840,882	3,714,304	(4,993,976)	-	27,561,210

Identifiable Assets	920,458,422	91,084,393	178,089,215	(128,148,062)	1,061,483,968
Goodwill	2,765,570	-	-	-	2,765,570
Total Assets	923,223,992	91,084,393	178,089,215	(128,148,062)	1,064,249,538

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

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
September 30, 2019 (Unaudited)

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

Impaired Mortgage Loans Held for Investment: The Company believes that the fair value of these nonperforming loans will approximate the unpaid principal balance expected to be recovered based on the fair value of the underlying collateral.  For residential and commercial properties, the collateral value is estimated by obtaining an independent appraisal.  The appraisal typically considers area comparables and property condition as well as potential rental income that could be generated (particularly for commercial properties).  For residential construction loans, the collateral is typically incomplete, so fair value is estimated as the replacement cost using data from a provider of building cost information to the real estate construction.

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

It should be noted that for replacement cost, when determining the fair value of mortgage properties, the Company uses a provider of building cost information to the real estate construction industry. For the investment analysis, the Company uses market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company also considers area comparables and property condition when determining fair value.

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
September 30, 2019 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$8,109,778	$8,109,778	$-	$-
Total equity securities	$8,109,778	$8,109,778	$-	$-

Loans held for sale	$233,713,098	$-	$-	$233,713,098
Restricted assets (1)	1,145,917	1,145,917	-	-
Cemetery perpetual care trust investments (1)	908,493	908,493	-	-
Derivatives - loan commitments (2)	4,047,124	-	-	4,047,124

Total assets accounted for at fair value on a recurring basis	$247,924,410	$10,164,188	$-	$237,760,222

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (3)	$(75,604)	$(75,604)	$-	$-
Derivatives - put options (3)	(29,547)	(29,547)	-	-
Derivatives - loan commitments (3)	(540,085)	-	-	(540,085)

Total liabilities accounted for at fair value on a recurring basis	$(645,236)	$(105,151)	$-	$(540,085)

(1) Mutual funds and equity securities
(2) Included in other assets on the condensed consolidated balance sheets
(3) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Loans Held for Sale
Balance - December 31, 2018	$1,591,816	$136,210,853
Originations	-	1,840,552,029
Sales	-	(1,805,713,146)
Total gains (losses):
Included in earnings (1)	1,915,223	62,663,362

Balance - September 30, 2019	$3,507,039	$233,713,098

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$243,937	$-	$-	$243,937
Impaired real estate held for investment	6,256,277	-	-	6,256,277
Total assets accounted for at fair value on a nonrecurring basis	$6,500,214	$-	$-	$6,500,214

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments	Loans Held for Sale
Balance - December 31, 2017	$1,996,589	$133,414,188
Originations	-	2,194,607,543
Sales	-	(2,259,145,473)
Transfer to mortgage loans held for investment	-	(10,827,797)
Total gains (losses):
Included in earnings (1)	(404,773)	78,162,392
Balance - December 31, 2018	$1,591,816	$136,210,853

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
September 30, 2019 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2019 and December 31, 2018.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2019:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Fixed maturity securities held to maturity	$239,749,797	$-	$253,688,345	$3,749,490	$257,437,835
Mortgage loans held for investment:
Residential	78,144,568	-	-	82,208,452	82,208,452
Residential construction	91,837,299	-	-	91,837,299	91,837,299
Commercial	26,527,036	-	-	27,156,433	27,156,433
Mortgage loans held for investment, net	$196,508,903	$-	$-	$201,202,184	$201,202,184
Policy loans	6,344,074	-	-	6,344,074	6,344,074
Insurance assignments, net (1)	32,909,498	-	-	32,909,498	32,909,498
Restricted assets (2)	976,869	-	1,010,581	-	1,010,581
Restricted assets (3)	2,265,669	-	-	2,259,287	2,259,287
Cemetery perpetual care trust investments (2)	978,913	-	1,010,634	-	1,010,634
Mortgage servicing rights, net	16,951,124	-	-	20,216,363	20,216,363

Liabilities
Bank and other loans payable	$(261,034,322)	$-	$-	$(261,034,322)	$(261,034,322)
Policyholder account balances (4)	(45,480,785)	-	-	(36,775,860)	(36,775,860)
Future policy benefits - annuities (4)	(96,259,449)	-	-	(96,537,956)	(96,537,956)

(1) Included in other investments and policy loans on the condensed consolidated balance sheet.
(2) Fixed maturity securities held to maturity
(3) Mortgage loans held for investment
(4) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheet.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

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
September 30, 2019 (Unaudited)

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
September 30, 2019 (Unaudited)

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

The following table shows the notional amount and fair value of derivatives as of September 30, 2019 and December 31, 2018.

	Fair Values and Notional Values of Derivative Instruments
		September 30, 2019			December 31, 2018
Balance Sheet Location		Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$218,687,084	$4,047,124	$540,085	$93,758,218	$1,969,967	$378,151
Call options	Other liabilities	2,591,700	--	75,604	805,500	--	4,629
Put options	Other liabilities	1,444,490	--	29,547	4,861,700	--	296,053
Total		$222,723,274	$4,047,124	$645,236	$99,425,418	$1,969,967	$678,833

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

10)         Derivative Instruments (Continued)

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended September 30		Nine Months Ended September 30
Derivative	Classification	2019	2018	2019	2018
Loan commitments	Mortgage fee income	$378,899	$94,569	$1,915,223	$537,696

Call and put options	Gains on investments and other assets	$104,702	$83,612	$509,639	$313,913

11)         Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2019 and December 31, 2018, the balances were $3,882,000 and $3,605,000, respectively.

Mortgage Loan Loss Litigation

Lehman Brothers Holdings Litigation – Delaware and New York

In January 2014, Lehman Brothers Holdings Inc. (“Lehman Holdings”) entered into a settlement with the Federal National Mortgage Association (Fannie Mae) concerning the mortgage loan claims that Fannie Mae had asserted against Lehman Holdings, which were based on alleged breaches of certain representations and warranties by Lehman Holdings in the mortgage loans it had sold to Fannie Mae.  Lehman Holdings had acquired these loans from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, which in turn purchased the loans from residential mortgage loan originators, including SecurityNational Mortgage Company (“SecurityNational Mortgage”). A settlement based on similar circumstances was entered into between Lehman Holdings and the Federal Home Loan Mortgage Corporation (Freddie Mac) in February 2014.

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
September 30, 2019 (Unaudited)

11) Reinsurance, Commitments and Contingencies (Continued)

On February 3, 2016, Lehman Holdings filed an adversary proceeding against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York seeking a declaration of rights similar in nature to the declaration judgment that SecurityNational Mortgage sought in its Delaware lawsuit, and for damages relating to the alleged obligations of the defendants under  indemnification provisions of the alleged agreements, in amounts to be determined at trial, including interest, attorneys’ fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants. No response was required to be filed relative to the Complaint or the Amended Complaint dated March 7, 2016. A Case Management Order was entered on November 1, 2016.

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

On October 1, 2018, Lehman Holdings filed a motion for leave to file a Third Amended Complaints against numerous defendants including SecurityNational Mortgage. In addition to the Fannie Mae and Freddie Mac related loans, the amendments/supplements include additional mortgage loans sold to Lehman Holdings that were packaged for securitization (“RMBS loans”). The RMBS loans had allegedly been sold by defendants to Lehman Bank that, in turn, sold them to Lehman Holdings. The allegations pertaining to the RMBS loans include, e.g., purported breaches of representations and warranties made to the securitization trusts by Lehman Holdings. Lehman Holdings asserts that it made representations and warranties purportedly based in part by representations and warranties made to Lehman Bank by loan originators, including SecurityNational Mortgage.

The alleged RMBS loans in dispute with SecurityNational Mortgage allegedly involve millions of dollars pertaining to approximately 577 mortgage loans in addition to the Fannie Mae and Freddie Mac related loans. Lehman Holdings also moved the Court to simultaneously allow alternative dispute resolution procedures to take place, including potential mediation. Over objections, at a hearing on October 29, 2018, the Court granted Lehman Holdings’ motion to amend/supplement its complaints adding the RMBS loans, and also to mandate alternative dispute resolution procedures affecting many defendants including SecurityNational Mortgage.

Instead of filing a Third Amended Complaint to include the RMBS loans referenced above, Lehman Holdings filed the matter against SecurityNational Mortgage as a new complaint ("RMBS Complaint") (United States Bankruptcy Court, Southern District of New York, Adversary Proceeding 18-01819) pertaining to the approximately 577 RMBS loans, in addition to the Second Amended Complaint already on file. The RMBS Complaint seeks alleged damages relating to obligations under alleged contractual indemnification provisions in an amount to be determined at trial, interest, costs and expenses incurred by LBHI in enforcing alleged obligations, including attorneys' fees and any expert witness fees incurred in litigation; and such other relief as the Court deems just and proper. SecurityNational Mortgage denies any liability to Lehman Holdings and intends to vigorously protect and defend its position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

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

Lehman Holdings sent an Indemnification Alternative Dispute Resolution Notice (“Notice”) to SecurityNational Mortgage dated August 1, 2019. SecurityNational Mortgage sent its Statement of Position to Lehman Brothers Holdings dated September 3, 2019 in response to the Notice. Thereafter, Lehman Holdings sent its Reply dated October 2, 2019 to SecurityNational Mortgage. The parties are finalizing the selection of the mediator in anticipation of then working out details with the mediator for non-binding mediation.

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has a $100,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month LIBOR rate plus 2.1% and matures on June 16, 2020. SecurityNational Mortgage is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, the ratio of indebtedness to adjusted tangible net worth, and the liquidity overhead coverage ratio, and a quarterly gross profit of at least $1.

The Company, through its subsidiary SecurityNational Mortgage, also uses a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. SecurityNational Mortgage is currently approved to borrow $30,000,000 of the $100,000,000 available. The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on September 9, 2020. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1 on a rolling four-quarter basis.

The agreements for both warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  As of September 30, 2019, the Company had approximately $54,156,000 and $94,950,000 outstanding on the Texas Capital Bank and Wells Fargo warehouse lines, respectively, and was in compliance with all debt covenants.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of September 30, 2019, the Company’s commitments were approximately $123,113,000 for these loans, of which $94,570,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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
September 30, 2019 (Unaudited)
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

The following is a summary of the MSR activity for the periods presented.

	As of September 30 2019	As of December 31 2018
Amortized cost:
Balance before valuation allowance at beginning of year	$20,016,822	$21,376,937
MSR additions resulting from loan sales	2,015,872	3,922,816
Amortization (1)	(5,081,570)	(5,282,931)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$16,951,124	$20,016,822

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$16,951,124	$20,016,822

Estimated fair value of MSRs at end of period	$20,216,363	$28,885,316

(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

12) Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2019	1,447,366
2020	5,452,834
2021	3,769,028
2022	3,003,819
2023	2,412,176
Thereafter	865,901
Total	$16,951,124

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Contractual servicing fees	$1,765,957	$1,905,887	$5,433,970	$5,670,346
Late fees	82,547	106,354	261,437	334,452
Total	$1,848,504	$2,012,241	$5,695,407	$6,004,798

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of September 30 2019	As of December 31 2018
Servicing UPB	$2,754,157,857	$2,941,231,563

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2019	18.00	4.58	9.51
December 31, 2018	11.70	6.33	9.51

13)         Income Taxes

The Company’s overall effective tax rate for the three months ended September 30, 2019 and 2018 was 24.0% and 9.0%, respectively, which resulted in a provision for income taxes of $1,142,000 and $198,000, respectively. The Company’s overall effective tax rate for the nine months ended September 30, 2019 and 2018 was 23.6% and 19.5%, respectively, which resulted in a provision for income taxes of $2,788,000 and $5,383,000, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes.  The effective tax rate in the current period increased when compared to the prior year period largely due to the Company’s provision for state income taxes and larger discrete provision-to-return adjustments in the prior year mainly due to the Tax Cuts and Jobs Act reduction of the federal statutory rate from 35% to 21%.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2019)	$2,816,225	$-	$12,508,625
Closing (9/30/2019)	2,912,835	-	12,901,226
Increase/(decrease)	96,610	-	392,601

(1) Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three months ended September 30, 2019 and 2018 was $884,180 and $724,097, respectively, and for the nine months ended September 30, 2019 and 2018 was $2,515,278 and $2,079,157, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

14)         Revenues from Contracts with Customers (Continued)

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Major goods/service lines
At-need	$2,888,996	$2,772,859	$8,883,846	$7,973,554
Pre-need	637,420	873,431	2,321,928	2,456,574
	$3,526,416	$3,646,290	$11,205,774	$10,430,128

Timing of Revenue Recognition
Goods transferred at a point in time	$2,371,041	$2,448,836	$7,515,881	$6,934,973
Services transferred at a point in time	1,155,375	1,197,454	3,689,893	3,495,155
	$3,526,416	$3,646,290	$11,205,774	$10,430,128

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net mortuary and cemetery sales	$3,526,416	$3,646,290	$11,205,774	$10,430,128
Gains on investments and other assets	(100,685)	245,448	752,412	2,330,701
Net investment income	112,246	56,284	387,617	194,425
Other revenues	32,442	60,921	126,908	105,103
Revenues from external customers	3,570,419	4,008,943	12,472,711	13,060,357

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

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
September 30, 2019 (Unaudited)

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

16)         Subsequent Events

Kilpatrick Life Insurance Company

On October 11, 2019, the Company, through its wholly owned subsidiary, Security National Life Insurance Company (“Security Life”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Kilpatrick Life Insurance Company, a Louisiana domiciled life insurance company (“Kilpatrick Life”) and its shareholders to purchase all of the outstanding shares of common stock of Kilpatrick Life. The closing of the transaction is subject to approval by the Louisiana Department of Insurance of the change of control of Kilpatrick Life.  Closing will occur after approval by the Louisiana Department of Insurance.

Under the terms of the Stock Purchase Agreement, the aggregate purchase price for all the shares held by the Kilpatrick Life shareholders is $22,000,000 plus or minus adjustments for increases or decreases in the fair value of bonds held by Kilpatrick Life as defined in the Stock Purchase Agreement.

The Stock Purchase Agreement further provides that Security Life and Kilpatrick Life each agree to enter into a Coinsurance Agreement contemporaneous with the execution of the Stock Purchase Agreement. Subject to the terms and conditions of the Coinsurance Agreement, Security Life, as coinsurer, agrees to coinsure all of the insurance policies as of the coinsure effective date in exchange for receipt of the reinsurance settlement amount from Kilpatrick Life, to the extent permitted by the Louisiana Department of Insurance, except for certain policies not included with the coinsured policies. It is anticipated that the settlement amount compensating Security Life for assuming the obligations associated with these policies will be approximately $166,453,000.  Unless otherwise directed by Security Life, as coinsurer, Kilpatrick Life will administer the policies on behalf of Security Life, as coinsurer, for the duration of the Coinsurance Agreement.

For further information regarding the Stock Purchase Agreement and the Coinsurance Agreement between Security Life and Kilpatrick Life, please refer to the Company’s Form 8-K filed on November 14, 2019.

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

The following table shows the condensed financial results of the insurance operations for three and nine months ended September 30, 2019 and 2018.  See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$19,832	$18,639	6%	$58,505	$56,641	3%
Net investment income	10,147	9,376	8%	30,020	28,574	5%
Gains (losses) on investments and other assets	(486)	466	(204%)	(615)	22,786	(103%)
Other	331	482	(31%)	1,027	1,198	(14%)
Total	$29,824	$28,963	3%	$88,937	$109,199	(19%)
Intersegment revenue	$1,466	$1,108	32%	$3,441	$2,915	18%
Earnings before income taxes	$1,264	$2,192	(42%)	$4,568	$28,841	(84%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability in the three and nine months ended September 30, 2019 has decreased due to the $22,252,000 gain that was realized on the sale of Dry Creek at East Village Apartments in the first quarter of 2018 and impairment losses on commercial real estate recognized in 2019.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and nine months ended September 30, 2019 and 2018. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,465	$1,422	3%	$4,693	$4,071	15%
Cemetery revenues	2,061	2,225	(7%)	6,512	6,359	2%
Net investment income	112	56	100%	388	194	100%
Gains on investments and other assets	(101)	245	(141%)	752	2,331	(68%)
Other	32	61	(48%)	127	105	21%
Total	$3,569	$4,009	(11%)	$12,472	$13,060	(90%)
Earnings before income taxes	$213	$782	(73%)	$2,422	$3,714	(35%)

Included in Net investment income was rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and depreciation. Memorial Estates has recorded depreciation on these properties of $121,000 and $104,000 for the three months ended September 30, 2019 and 2018, respectively, and $384,000 and $413,000 for the nine months ended September 30, 2019 and 2018, respectively. Profitability in the nine months ended September 30, 2019 has decreased due to a realized gain recognized on the sale of assets of Deseret Mortuary in 2018. This decrease was partially offset by increases in net investment income and cemetery and mortuary at-need sales 2019.

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

For the nine months ended September 30, 2019 and 2018, SecurityNational Mortgage originated 7,817 loans ($1,792,058,000 total volume) and 7,953 loans ($1,169,071,000 total volume), respectively. For the nine months ended September 30, 2019 and 2018, EverLEND Mortgage originated 185 loans ($48,494,000 total volume) and 130 loans ($33,603,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2019 and 2018.  See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$12,162	$9,350	30%	$30,726	$30,201	2%
Secondary gains from investors	27,574	22,315	24%	66,435	58,633	13%
Net investment income	219	210	4%	654	689	(5%)
Gains on investments and other assets	67	311	(78%)	123	255	(52%)
Other	1,962	2,066	(5%)	5,971	6,128	(3%)
Total	$41,984	$34,252	23%	$103,909	$95,906	8%
Earnings before income taxes	$3,283	$(762)	531%	$4,826	$(4,994)	197%

Included in other revenues is service fee income. The increase in earnings for the nine months ended September 30, 2019 was due to the efforts to reduce costs and restructure internal processes.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of September 30, 2019 and December 31, 2018, the balances were $3,882,000 and $3,605,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total revenues increased by $8,157,000, or 12.1%, to $75,380,000 for the three months ended September 30, 2019, from $67,223,000 for the comparable period in 2018. Contributing to this increase in total revenues was a $8,071,000 increase in mortgage fee income, a $1,193,000 increase in insurance premiums and other considerations, and a $837,000 increase in net investment income. This increase in total revenues was partially offset by a $1,542,000 decrease in gains on investments and other assets, a $283,000 decrease in other revenues, and a $120,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $1,193,000, or 6.4%, to $19,832,000 for the three months ended September 30, 2019, from $18,639,000 for the comparable period in 2018. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $837,000, or 8.7%, to $10,478,000 for the three months ended September 30, 2019, from $9,641,000 for the comparable period in 2018. This increase was primarily attributable to a $318,000 increase in mortgage loan interest, a $268,000 increase in insurance assignment income, a $135,000 increase in rental income from real estate held for investment, an $82,000 increase in fixed maturity securities income, a $29,000 decrease in investment expenses, a $28,000 increase in policy loan income, a $24,000 increase in interest on cash and cash equivalents, and a $10,000 increase in equity securities income. This increase was partially offset by a $57,000 decrease in other investment income.

Net mortuary and cemetery sales decreased by $120,000, or 3.3%, to $3,526,000 for the three months ended September 30, 2019, from $3,646,000 for the comparable period in 2018. This decrease was primarily due to a $236,000 decrease in cemetery preneed sales. This decrease was partially offset by a $43,000 increase in mortuary at-need sales and a $73,000 increase in cemetery at-need sales

Gains on investments and other assets decreased by $1,542,000, or 150.8%, to losses of $520,000 for the three months ended September 30, 2019, from gains of $1,022,000 for the comparable period in 2018. This decrease in gains on investments and other assets was primarily due to an impairment loss of $791,000 recognized on a commercial real estate property held for investment. The Company elected to conduct a review of the property’s value after it received an unsolicited offer to buy during the second quarter 2019. The Company recognized an impairment loss of $1,867,000 in the second quarter 2019. The Company also obtained an independent appraisal from an outside commercial real estate valuation firm during the third quarter 2019 which indicated an additional impairment loss. This decrease was also the result of a $462,000 decrease in gains on other assets and a $308,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018, these changes in fair value are now recognized in earnings instead of other comprehensive income. This decrease in gains on investments and other assets was partially offset by a $19,000 increase in gains on fixed maturity securities.

Mortgage fee income increased by $8,071,000, or 25.5%, to $39,736,000, for the three months ended September 30, 2019, from $31,665,000 for the comparable period in 2018.  This increase was primarily due to a $5,259,000 increase in secondary gains from loans sold to third-party investors, an increase of $1,899,000 in the fair value of loans held for sale and loan commitments, an increase of $814,000 in loan fees and interest income, and a $99,000 decrease in the provision for loan loss reserve.

Other revenues decreased by $283,000, or 10.8%, to $2,326,000 for the three months ended September 30, 2019, from $2,609,000 for the comparable period in 2018. This decrease was primarily attributable to a decrease in servicing fee revenue.

Total benefits and expenses were $70,620,000, or 93.7% of total revenues, for the three months ended September 30, 2019, as compared to $65,011,000, or 96.7% of total revenues, for the comparable period in 2018.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $560,000 or 3.5%, to $16,555,000 for the three months ended September 30, 2019, from $15,995,000 for the comparable period in 2018. This increase was primarily the result of a $1,322,000 increase in death benefits. This decrease was partially offset by a $706,000 decrease in future policy benefits and a $56,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $731,000, or 26.6%, to $3,477,000 for the three months ended September 30, 2019, from $2,746,000 for the comparable period in 2018. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses increased by $3,969,000, or 9.1%, to $47,808,000 for the three months ended September 30, 2019, from $43,839,000 for the comparable period in 2018. This increase was primarily the result of a $3,095,000 increase in commissions and a $1,739,000 increase in other expenses. This increase was partially offset by a $787,000 decrease in personnel expenses, a $185,000 decrease in costs related to funding mortgage loans, a $164,000 decrease in rent and rent related expenses, a $62,000 decrease in advertising expenses, and a $35,000 decrease in depreciation on property and equipment.

Interest expense increased by $223,000, or 12.0%, to $2,079,000 for the three months ended September 30, 2019, from $1,856,000 for the comparable period in 2018. This increase was primarily due to an increase in interest expense on bank loans for real estate held for investment.

Cost of goods and services sold-mortuaries and cemeteries increased by $126,000, or 21.8%, to $702,000 for the three months ended September 30, 2019, from $576,000 for the comparable period in 2018. This increase was primarily due to increases in both mortuary and cemetery at-need sales and cemetery preneed sales.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

Total revenues decreased by $12,846,000, or 5.9%, to $205,319,000 for the nine months ended September 30, 2019, from $218,164,000 for the comparable period in 2018. Contributing to this decrease in total revenues was a $25,111,000 decrease in gains on investments and other assets and a $305,000 decrease in other revenues. This decrease in total revenues was partially offset by a $8,327,000 increase in mortgage fee income, a $1,864,000 increase in insurance premiums and other considerations, a $1,603,000 increase in net investment income, and a $776,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $1,864,000, or 3.3%, to $58,505,000 for the nine months ended September 30, 2019, from $56,640,000 for the comparable period in 2018. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $1,603,000, or 5.4%, to $31,061,000 for the nine months ended September 30, 2019, from $29,458,000 for the comparable period in 2018. This increase was primarily attributable to a $1,014,000 increase in insurance assignment income due to higher volume, a $907,000 decrease in investment expenses, and a $612,000 increase in interest on cash and cash equivalents due to higher invested balances and slight increases in interest rates, a $74,000 decrease in fixed maturity securities income, a $51,000 increase in equity securities income, and a $12,000 increase in policy loan income. This increase was partially offset by a $829,000 decrease in mortgage loan interest, a $158,000 decrease in rental income from real estate held for investment, and an $80,000 decrease in other investment income.

Net mortuary and cemetery sales increased by $776,000, or 7.4%, to $11,206,000 for the nine months ended September 30, 2019, from $10,430,000 for the comparable period in 2018. This increase was primarily due to a $613,000 increase in mortuary at-need sales and a $288,000 increase in cemetery at-need sales, driven in large measure by the acquisition of Probst Family Funerals and Cremations and Heber Valley Funeral Home. This increase was partially offset by a $135,000 decrease in cemetery preneed sales.

Gains on investments and other assets decreased by $25,111,000, or 99.0%, to $261,000 for the nine months ended September 30, 2019, from $25,372,000 for the comparable period in 2018. This decrease in gains on investments and other assets was primarily attributable to the $22,252,000 gain that was realized on the sale of Dry Creek at East Village Apartments in the first quarter of 2018 and an impairment loss of $2,658,000 recognized on a commercial real estate property held for investment. The Company elected to conduct a review of the property’s value after it received an unsolicited offer to buy and also obtained an independent appraisal from an outside commercial real estate valuation firm. This decrease was also the result of a $1,556,000 gain that was realized on the sale of assets of Deseret Mortuary in the second quarter of 2018. This decrease was partially offset by a $758,000 increase in gains on equity securities mostly attributable to increases in the fair value of these securities. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018, these changes in fair value are now recognized in earnings instead of other comprehensive income. This decrease was also partially offset by a $445,000 increase in gains on fixed maturity securities and a $153,000 increase in gains on other assets.

Mortgage fee income increased by $8,327,000, or 9.4%, to $97,161,000, for the nine months ended September 30, 2019, from $88,834,000 for the comparable period in 2018.  This increase was primarily due to $7,802,000 increase in secondary gains on loans sold to third-party investors from increased lending volumes, a $1,149,000 increase in other loan fees and interest income, and a $496,000 decrease in the provision for loan loss reserve. This increase was partially offset by a net decrease of $1,120,000 in the fair value of loans held for sale and loan commitments.

Other revenues decreased by $305,000, or 4.1%, to $7,125,000 for the nine months ended September 30, 2019, from $7,430,000 for the comparable period in 2018. This decrease was primarily attributable to a decrease in servicing fee revenue.

Total benefits and expenses were $193,503,000, or 94.2% of total revenues, for the nine months ended September 30, 2019, as compared to $190,603,000, or 87.4% of total revenues, for the comparable period in 2018.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $741,000 or 1.5%, to $48,939,000 for the nine months ended September 30, 2019, from $48,198,000 for the comparable period in 2018. This increase was primarily the result of a $1,685,000 increase in death benefits and a $68,000 increase in surrender and other policy benefits. This increase was partially offset by a $1,012,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,712,000, or 21.5%, to $9,679,000 for the nine months ended September 30, 2019, from $7,967,000 for the comparable period in 2018. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $12,000, or 0.0%, to $127,487,000 for the nine months ended September 30, 2019, from $127,499,000 for the comparable period in 2018. This decrease was primarily the result of a $3,529,000 decrease in personnel expenses, a $316,000 decrease in costs related to funding mortgage loans, a $428,000 decrease in rent and rent related expenses, a $132,000 decrease in depreciation on property and equipment, and a $81,000 decrease in advertising expenses. This decrease was partially offset by a $3,592,000 increase in other expenses from increased amortization of mortgage servicing rights and a $882,000 increase in commissions. The decreases in personnel expenses are primarily a result of the efforts of the Mortgage segment to reduce costs and restructure internal processes.

Interest expense increased by $56,000, or 1.1%, to $5,353,000 for the nine months ended September 30, 2019, from $5,297,000 for the comparable period in 2018. This increase was primarily due to an increase in interest expense on bank loans for real estate held for investment.

Cost of goods and services sold-mortuaries and cemeteries increased by $403,000, or 24.6%, to $2,045,000 for the nine months ended September 30, 2019, from $1,642,000 for the comparable period in 2018. This increase was primarily due to increases in both mortuary and cemetery at-need sales and cemetery preneed sales.

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

During the nine months ended September 30, 2019 and 2018, the Company's operations used cash of $62,866,000 and $10,251,000, respectively. This increase was due primarily to originations of mortgage loans held for sale.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $239,647,000 and $231,976,000 as of September 30, 2019 and December 31, 2018, respectively. This represents 39.2% and 38.9% of the total investments as of September 30, 2019 and December 31, 2018, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At September 30, 2019, 2.99% (or $7,160,000) and at December 31, 2018, 3.6% (or $8,413,000) of the Company’s total bond investments were invested in bonds in rating categories three through nine, which were considered non‑investment grade.

The Company has classified its fixed income securities as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2019 and December 31, 2018, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $442,107,000 as of September 30, 2019, as compared to $359,172,000 as of December 31, 2018. Stockholders’ equity as a percent of total capitalization was 41.0% and 47.8% as of September 30, 2019 and December 31, 2018, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2018 was 9.9% as compared to a rate of 10.6% for 2017. The 2019 lapse rate to date has been approximately the same as 2018.

At September 30, 2019, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $57,269,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2019, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company's repurchase activity during the three months ended September 30, 2019 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
7/1/2019-7/31/2019	10,000	$5.22	-	200,620
8/1/2019-8/31/2019	-	-	-	200,620
9/1/2019-9/30/2019	9,823	4.96	-	190,797

Total	19,823	$5.07	-	190,797

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

(a)(3)	Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Incorporation, as amended and restated (6)

3.2	Bylaws, as amended and restated (10)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Employee Stock Ownership Plan (ESOP) and Trust Agreement, as amended and restated (1)

10.2	2013 Stock Option and Other Equity Incentive Awards Plan, as amended and restated (4)

10.3	2014 Director Stock Option Plan (2)

10.4	Employment Agreement with Scott M. Quist (3)

10.5	Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson, sole shareholder (7)

10.6	Stock Repurchase Plan (8)

10.7
Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (9)

10.8	Stock Purchase Agreement among Security National Financial Corporation, Kilpatrick Life Insurance Company, and the Shareholders of Kilpatrick Life Insurance Company (11)

10.9	Coinsurance Agreement between Kilpatrick Life Insurance Company and Security National Life Insurance Company (12)

14	Code of Business Conduct and Ethics (10)

21	Subsidiaries of the Registrant (10)

23.1	Consent of Eide Bailly LLP (5)

23.2	Consent of Mackey Price & Mecham (5)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on June 29, 1987
(2)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company’s Annual Meeting of Stockholders
(3)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(4)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(5)	Incorporated by reference from Registration Statement on Form S-8, as filed on September 7, 2016
(6)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(7)	Incorporated by reference from Report on Form 8-K, as filed on June 6, 2018
(8)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(9)	Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019
(10)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(11)	Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019
(12)	Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 14, 2019	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)