Form 10-K
period 2019-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2020-03-30
CIK 318673

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-09341

SECURITY NATIONAL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Election Road, Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(801) 264-1060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Class A Common Stock	SNFCA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended (“Securities Act”).  [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  [  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes    [X] No

As of June 30, 2019, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $26,000,000 based on the $4.78 closing sale price of the Class A common stock as reported on The Nasdaq Stock Market.

As of March 30, 2020, there were outstanding 16,142,513 shares of Class A common stock, $2.00 par value per share, and 2,489,215 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2019

PART I

Item 1.  Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 40 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eight mortuaries and five cemeteries in the state of Utah and one cemetery in the state of California. The Company also engages in pre-need selling of funeral, cemetery, mortuary, and cremation services through its Utah and California operations. Many of the insurance agents also sell pre-need funeral, cemetery, and cremation services. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes, and other real estate projects. The mortgage segment operates through 77 retail offices and one wholesale office in 21 states, and is an approved mortgage lender in several other states.

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

The Company was organized as a holding company in 1979 when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has acquired or purchased significant blocks of business which include Capital Investors Life Insurance Company (1994), Civil Service Employees Life Insurance Company (1995), Southern Security Life Insurance Company (1998), Menlo Life Insurance Company (1999), Acadian Life Insurance Company (2002), Paramount Security Life Insurance Company (2004), Memorial Insurance Company of America (2005), Capital Reserve Life Insurance Company (2007), Southern Security Life Insurance Company, Inc. (2008), North America Life Insurance Company (2011, 2015), Trans-Western Life Insurance Company (2012), Mothe Life Insurance Company (2012), DLE Life Insurance Company (2012), American Republic Insurance Company (2015), First Guaranty Insurance Company (2016), and Kilpatrick Life Insurance Company (2019).

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

Life Insurance

Products

The Company, through Security National Life, issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, accident, and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company’s other insurance subsidiaries, Memorial Insurance Company of America (“Memorial Insurance”), Southern Security Life Insurance Company, Inc. (“Southern Security”), Trans-Western Life Insurance Company (“Trans-Western”), First Guaranty Insurance Company (“First Guaranty”), and Kilpatrick Life Insurance Company (“Kilpatrick”), service and maintain policies that were purchased prior to their acquisition by Security National Life.

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

Markets and Distribution

The Company is licensed to sell insurance in 40 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific niche markets. The Company’s funeral plan policies are sold primarily to persons who range in age from 45 to 85 and have low to moderate income. A majority of the Company’s funeral plan premiums come from the states of Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Texas, and Utah.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2019:

	2019		2018	2017	2016		2015
Life Insurance
Policy/Cert Count as of December 31	669,064	(1)	531,831	533,065	531,775	(2)	509,058
Insurance in force as of December 31 (omitted 000)	$2,877,402	(1)	$1,838,488	$1,759,148	$1,672,081	(2)	$2,862,803
Premiums Collected (omitted 000)	$78,253	(1)	$74,965	$69,565	$65,220	(2)	$55,780
_____________

(1)	Includes the acquisition of Kilpatrick

(2)	Includes the acquisition of First Guaranty and the termination of the reinsurance assumed from Servicemembers’ Group Life Insurance (“SGLI”)

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

The following table summarizes the annuity business for the five years ended December 31, 2019:

	2019		2018	2017	2016		2015
Annuities Policy/Cert Count as of December 31	26,565	(1)	22,313	22,729	21,364	(2)	12,022
Deposits Collected (omitted 000)	$10,400	(1)	$9,644	$10,353	$11,019	(2)	$8,069
_________
(1)	Includes the acquisition of Kilpatrick
(2)	Includes the acquisition of First Guaranty

Accident and Health

Products

With the acquisition of Capital Investors in 1994, the Company acquired a small block of accident and health policies. Since 1999, the Company has offered a low-cost comprehensive diver’s accident policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident. With the acquisition of Kilpatrick in 2019, the Company also acquired a small block of accident and health policies.

Markets and Distribution

The Company currently markets its diver’s accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2019:

	2019		2018	2017	2016	2015
Accident and Health Policy/Cert Count as of December 31	15,133	(1)	3,763	4,069	4,761	5,185
Premiums Collected (omitted 000)	$110	(1)	$98	$104	$113	$119
________
(1)	Includes the acquisition of Kilpatrick

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

It is the Company’s policy to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2019, was $465,460,000, which represents approximately 16.2% of the Company’s life insurance in force on that date.

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

Recent Acquisitions and Other Business Activities

Acquisitions

Acquisition of Kilpatrick Life Insurance Company

On December 13, 2019, the Company, through its wholly-owned subsidiary, Security National Life, completed a stock purchase transaction with Kilpatrick, a Louisiana domiciled insurance company, and Kilpatrick’s shareholders, to purchase all the outstanding shares of common stock of Kilpatrick.

Under the terms of the transaction, as set forth in the Stock Purchase Agreement, dated October 11, 2019, the Company paid purchase consideration at the closing of the transaction equal to $23,779,940 subject to a $1,400,000 holdback that was deposited into an interest bearing escrow account to be held for a period of eighteen months from the closing date.

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

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated February 15, 2019, the Company paid the net purchase price of $3,315,647 for the business and assets of Probst Family Funerals and Heber Valley Funeral Home, subject to a $150,000 holdback. In August 2019, this escrow account was settled and $137,550 was paid to the prior owners.

Acquisition of Beta Capital Corp.

On June 1, 2018, the Company completed a stock purchase transaction with Beta Capital Corp. ("Beta Capital") and Ronald D. Maxson, the sole owner of all the outstanding shares of common stock of Beta Capital, to purchase all of the outstanding shares of common stock of Beta Capital.  Beta Capital is engaged in the operation of a factoring business with the principal purpose of providing funding for funeral homes and mortuaries.

Under the terms of the transaction, as set forth in the Stock Purchase Agreement, dated June 1, 2018, the Company paid Mr. Maxson the purchase consideration at the closing of the transaction equal to the sum of (i) $890,000 in cash plus (ii)  the accounts receivable value of $2,515,783, representing the total amount of the Company's outstanding receivables as of the closing date of June 1, 2018, for a total closing payment of $3,405,783. From the $3,405,783 closing payment, a holdback amount equal to $175,000 was deposited into an interest bearing escrow account to be held for a period of eighteen months from the closing date to pay off any uncollected accounts receivable and other liabilities of Beta Capital as of the closing date. In November 2019, this escrow account was settled and $169,190 was paid to the prior owner.

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

Center53 Development

In 2015, the Company broke ground and commenced development on the first phase of its new corporate campus.  The anticipated project, comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City, is envisioned to be a multi-year, phased development. At full development, the project will include nearly one million square-feet in six buildings, ranging from four to ten stories, and will be serviced by three parking structures with about 4,000 stalls. The first phase of the project includes a building and a parking garage consisting of nearly 200,000 square feet of office and retail space with 748 parking stalls. This phase of the campus was completed in July 2017 and is currently 71% leased. The Company continues to market this building to potential tenants. The second phase of the project includes a six story building of nearly 200,000 square feet and will be partially occupied by the Company. Construction preparation for the second phase began in March 2020, and the Company anticipates occupying a portion of the building in June 2021 as its corporate headquarters.

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

The Company’s life insurance subsidiaries are currently subject to regulation in Utah, Arkansas, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Company’s subsidiary, First Guaranty, completed an examination by Louisiana for the three year period ending December 31, 2016. The Company’s subsidiary, Security National Life, has also completed examinations by Arkansas, Mississippi, Texas and Utah for the four year period ending December 31, 2017. The Company’s newly acquired subsidiary, Kilpatrick Life, is currently under examination for the three year period ending December 31, 2018. The Texas Department of Banking also audits pre-need insurance policies that are issued in the state of Texas.  Pre-need policies are life and annuity products sold as the funding mechanism for funeral plans through funeral homes by Security National agents.  The Company is required to send the Texas Department of Banking an annual report that summarizes the number of policies in force and the face amount or death benefit for each policy.  This annual report also indicates the number of new policies issued for that year, all death claims paid that year, and all premiums received.

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

Income Taxes

The Company’s insurance subsidiaries, Security National Life, First Guaranty and Kilpatrick, are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions and reserves for future policyholder benefits (with modifications). The Company may be subject to the corporate Alternative Minimum Tax (AMT) for tax years ending prior to January 1, 2018. The Tax Cuts and Jobs Act (the “Tax Act”) repealed the corporate AMT for tax years beginning after December 31, 2017. Also, under the Tax Act, December 31, 2017 policyholder surplus account balances result in taxable income over a period of eight years.

Security National Life, First Guaranty and Kilpatrick calculate their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company’s premium income is characterized as deferred expenses and recognized over a five or ten-year period. The Tax Act changed this recognition period for amounts deferred after December 31, 2017 to a five or fifteen-year period.

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

Employees

As of December 31, 2019, the Company had 1,125 full-time and 168 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
121 W. Election Rd., Suite 100	Draper	UT	Corporate Headquarters (1)	Owned	14,145	N/A			N/A
5300 S. 360 W.	Salt Lake City	UT	Corporate Headquarters (1)	Owned	36,000	N/A			N/A
5201 S. Green St.	Salt Lake City	UT	Mortgage and Insurance Operations	Owned	28,448	N/A			N/A
1044 River Oaks Dr.	Flowood	MS	Insurance Operations	Owned	5,522	N/A			N/A
5239 Greenpine Dr.	Murray	UT	Funeral Service Operations	Owned	1,642	N/A			N/A
1818 Marshall St.	Shreveport	LA	Insurance Operations	Owned	12,274	N/A			N/A
812 Sheppard St.	Minden	LA	Insurance Sales	Owned	1,560	N/A			N/A
909 Foisy Ave.	Alexandria	LA	Insurance Sales	Owned	8,059	N/A			N/A
1550 N. Third St.	Jena	LA	Insurance Sales	Owned	1,737	N/A			N/A
4455 South 700 East	Salt Lake City	UT	Insurance Operations	Leased	16,134	$22,520	/	mo	6/30/2021
1 Sanctuary Blvd. Suite 302A	Mandeville	LA	Insurance Sales	Leased	867	$1,382	/	mo	6/30/2020
79 E. Main Street	Midway	UT	Funeral Service Sales	Leased	4,476	$3,460	/	mo	10/31/2022
200 Market Way	Rainbow City	AL	Fast Funding Operations	Leased	12,850	$10,490	/	mo	12/31/2025
6000 Pelham Rd.	Greenville	SC	Fast Funding Operations	Leased	4,483	$4,109	/	mo	8/31/2022
4007 Seaboard Court, Suite 1	Portsmouth	VA	Fast Funding Operations	Leased	N/A	$3,000	/	mo	5/31/2020
1819 S. Dobson Rd., Suite 202/203	Mesa	AZ	Mortgage Sales	Leased	2,397	$2,447	/	mo	7/31/2021
17015 N. Scottsdale Rd., Suite 125	Scottsdale	AZ	Mortgage Sales	Leased	6,070	$13,415	/	mo	4/30/2020
1930 S Alma School Rd., Suite B-201	Mesa	AZ	Mortgage Sales	Leased	1,762	$1,909	/	mo	9/14/2020
4725 N. 19th Ave.	Phoenix	AZ	Mortgage Sales	Leased	600	$250	/	mo	month to month
77 E. Weldon Ave., Suite 220	Phoenix	AZ	Mortgage Sales	Leased	1,500	$2,000	/	mo	month to month
5100 N. 99th Ave., Suite 101/103	Phoenix	AZ	Mortgage Sales	Leased	2,540	$3,175	/	mo	month to month
2828 N. Central Ave., Suite 1006/1018	Phoenix	AZ	Mortgage Sales	Leased	245	$2,075	/	mo	month to month
2999 Douglas Blvd.	Roseville	CA	Mortgage Sales	Leased	1,515	$3,485	/	mo	6/30/2020
1855 Gladys Ave., Suite 2	Signal Hill	CA	Mortgage Sales	Leased	200	$100	/	mo	month to month
22775 Pine Lake Dr.	Colfax	CA	Mortgage Sales	Leased	200	$20	/	mo	month to month
40977 Oak Dr.	Forest Falls	CA	Mortgage Sales	Leased	250	$-	/	mo	month to month
5475 Tech Center Dr., Suite 100	Colorado Springs	CO	Mortgage Sales	Leased	3,424	$3,852	/	mo	7/31/2020
8480 E. Orchard Rd., Suite 4200	Greenwood Village	CO	Mortgage Sales	Leased	4,631	$9,841	/	mo	5/31/2021
1120 W. 122nd Ave., Suite 104	Denver	CO	Mortgage Sales	Leased	2,088	$3,654	/	mo	10/31/2021
27 Main St., Suite C-104B	Edwards	CO	Mortgage Sales	Leased	680	$1,600	/	mo	month to month
1145 Town Park Ave., Suite 2215	Lake Mary	FL	Mortgage Sales	Leased	9,390	$19,829	/	mo	2/29/2020
8191 College Parkway, Suite 201	Ft Myers	FL	Mortgage Sales	Leased	4,676	$3,917	/	mo	8/21/2021
1545 S. Belcher Rd., Suite B	Clearwater	FL	Mortgage Sales	Leased	N/A	$3,073	/	mo	month to month
3689 Tampa Rd., Suite 324	Oldsmar	FL	Mortgage Sales	Leased	2,553	$2,708	/	mo	2/28/2020
113th St. N. and 82nd Ave. N.	Seminole	FL	Mortgage Sales	Leased	N/A	$2,100	/	mo	8/30/2020
136 Parliament Loop	Lake Mary	FL	Mortgage Sales	Leased	1,527	$3,100	/	mo	11/30/2022
4370 Kukui Grove St., Suite 201	Lihue	HI	Mortgage Sales	Leased	864	$1,331	/	mo	2/28/2020
116 N. 3rd St., Suite 12	Mccall	ID	Mortgage Sales	Leased	480	$400	/	mo	month to month
7225-27 West Madison St.	Forest Park	IL	Mortgage Sales	Leased	1,800	$2,200	/	mo	6/30/2020
9963 Crosspoint Blvd Suites 101/102	Indianapolis	IN	Mortgage Sales	Leased	N/A	$1,350	/	mo	month to month
568 Greenluster Dr.	Covington	LA	Mortgage Sales	Leased	150	$750	/	mo	month to month
4987 Fall Creek Rd. Suite 1	Branson	MO	Mortgage Sales	Leased	700	$1,000	/	mo	month to month
7930 West Kenton Circle	Huntersville	NC	Mortgage Sales	Sub-Leased	951	$1,918	/	mo	2/29/2020
801 Cascade Pointe Lane, Suite 101	Raleigh	NC	Mortgage Sales	Sub-Leased	2,000	$2,961	/	mo	4/30/2020
1980 Festival Plaza Dr., Suite 850	Las Vegas	NV	Mortgage Sales	Leased	12,866	$43,615	/	mo	5/31/2021
2370 Corporate Circle, Suite 200/270	Henderson	NV	Mortgage Sales	Leased	10,261	$18,297	/	mo	4/30/2020
8720 Orion Place, Suite 160	Colombus	OH	Mortgage Sales	Leased	1,973	$1,726	/	mo	6/30/2023
10610 SE Washington	Portland	OR	Mortgage Sales	Leased	506	$600	/	mo	month to month
3311 NE MLK Jr Blvd., Suite 203	Portland	OR	Mortgage Sales	Leased	1,400	$875	/	mo	month to month
10365 SE Sunnyside Rd., Suite 310	Clackamus	OR	Mortgage Sales	Leased	1,288	$2,420	/	mo	11/30/2022
213 E. Butler, Suite E-1	Mauldin	SC	Mortgage Sales	Leased	250	$-	/	mo	month to month
6263 Poplar Ave., Suite 900	Memphis	TN	Mortgage Sales	Leased	1,680	$2,476	/	mo	3/31/2020
6640 Carothers Parkway, Suite 150	Franklin	TN	Mortgage Sales	Leased	3,229	$8,199	/	mo	3/31/2020
208 Sunset Dr., Suites 403/404	Knoxville	TN	Mortgage Sales	Leased	2,476	$3,817	/	mo	10/31/2022
6640 Carothers Parkway, Suite 110	Franklin	TN	Mortgage Sales	Leased	2,102	$4,668	/	mo	4/30/2020
602 S Main St., Suite 200	Weatherford	TX	Mortgage Sales	Leased	1,000	$1,865	/	mo	3/1/2020
52 Sugar Creek Center, Suite 150	Sugarland	TX	Mortgage Sales	Leased	1,788	$3,994	/	mo	3/31/2020
1 Chisholm Trail Rd., Suite 210	Round Rock	TX	Mortgage Sales	Leased	3,402	$4,961	/	mo	12/31/2020
3027 Marina Bay Dr., Suite 200	League City	TX	Mortgage Sales	Leased	1,225	$2,118	/	mo	3/31/2020
11550 Fuqua, Suite 200	Houston	TX	Mortgage Sales	Leased	1,865	$3,341	/	mo	4/30/2020
24668 Kingsland Blvd.	Katy	TX	Mortgage Sales	Leased	144	$500	/	mo	month to month
1848 Norwood Plaza, Suite 213	Hurst	TX	Mortgage Sales	Leased	1,596	$1,031	/	mo	month to month
17347 Village Green Dr., Suite 102	Houston	TX	Mortgage Sales	Leased	4,395	$8,970	/	mo	12/1/2024
4100 Alpha Rd., Suite 650	Farmers Branch	TX	Mortgage Sales	Leased	2,935	$4,158	/	mo	3/31/2020
1626 Lee Trevino, Suite A	El Paso	TX	Mortgage Sales	Leased	4,200	$7,799	/	mo	12/31/2022
9737 Great Hills Trail, Suites 150, 200, 220	Austin	TX	Mortgage Sales	Sub-Leased	19,891	$36,052	/	mo	8/31/2024
1213 East Alton Gloor Blvd., Suite H	Brownsville	TX	Mortgage Sales	Leased	2,000	$2,200	/	mo	3/31/2020
7920 Belt Line Rd., Suite 720	Dallas	TX	Mortgage Sales	Leased	1,714	$2,143	/	mo	month to month
5020 Collinwood Ave., Suite 100	Fort Worth	TX	Mortgage Sales	Leased	2,687	$5,150	/	mo	1/31/2021
240 North Adams St., Suite 4	Eagle Pass	TX	Mortgage Sales	Leased	275	$1,015	/	mo	12/31/2020
3000 Joe DiMaggio Blvd., Bldg 12 Suite 42	Round Rock	TX	Mortgage Sales	Leased	920	$1,750	/	mo	5/15/2021
2408 Jacaman Road, Suite F	Laredo	TX	Mortgage Sales	Leased	N/A	$900	/	mo	6/1/2020
1900 Country Club Dr., Suite 150	Mansfield	TX	Mortgage Sales	Leased	175	$325	/	mo	month to month
3220 Gus Thomasson Rd.	Mesquite	TX	Mortgage Sales	Leased	130	$1,000	/	mo	month to month
722 Kiowa Dr. West	Lake Kiowa	TX	Mortgage Sales	Leased	150	$-	/	mo	month to month
1224 S. River Rd., Suites E3/B4	Saint George	UT	Mortgage Sales	Leased	1,900	$1,869	/	mo	5/31/2020
1111 Brickyard Rd., Suite 107	Salt Lake City	UT	Mortgage Sales	Leased	4,857	$4,408	/	mo	1/31/2020
170 S Interstate Plaza, Suite 230	Lehi	UT	Mortgage Sales	Leased	1,927	$3,453	/	mo	7/31/2021
590 W. State Street	Pleasant Grove	UT	Mortgage Sales	Leased	250	$500	/	mo	month to month
5965 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	2,000	$600	/	mo	month to month
6575 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	3,323	$5,221	/	mo	12/31/2022
126 W. Sego Lily Dr., Suite 260	Sandy	UT	Mortgage Sales	Leased	2,794	$5,672	/	mo	8/31/2020
75 Towne Ridge Parkway, Suite 100	Sandy	UT	Mortgage Sales	Leased	6,867	$15,737	/	mo	8/31/2023
1145 S. 800 E.	Orem	UT	Mortgage Sales	Leased	2,581	$4,431	/	mo	1/31/2020
1133 North Main St., Suite 150	Layton	UT	Mortgage Sales	Sub-Leased	300	$1,000	/	mo	month to month
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	953	$765	/	mo	9/30/2021
6965 S. Union Park, Suites 100, 190, 260, 300, 460, 470, & 480	Midvale	UT	Mortgage Sales	Leased	39,649	$77,726	/	mo	6/30/2021
11240 S. River Heights Dr.	South Jordan	UT	Mortgage Sales	Leased	3,403	$7,515	/	mo	11/30/2024
500 East Village Blvd.	Stansbury Park	UT	Mortgage Sales	Leased	1,950	$3,088	/	mo	10/31/2024
1350 E. 300 S. 3rd Floor	Lehi	UT	Mortgage Sales	Leased	15,446	$34,110	/	mo	12/22/2026
21430 Cedar Dr., Suite 200-202	Sterling	VA	Mortgage Sales	Leased	4,000	$7,700	/	mo	10/31/2022
15640 NE Fourth Plain Blvd., Suite 220/221	Vancouver	WA	Mortgage Sales	Leased	360	$425	/	mo	9/30/2020
5816 Ledgemont Ct.	Fitchburg	WI	Mortgage Sales	Leased	200	$250	/	mo	month to month
1508 24th Ave., Suite 23	Kenosha	WI	Mortgage Sales	Leased	250	$150	/	mo	month to month
27903 99th St.	Trevor	WI	Mortgage Sales	Leased	300	$150	/	mo	month to month

________
(1)
The Company temporarily relocated its Corporate Headquarters from 5300 South 360 West, Salt Lake City, Utah to 121 W. Election Rd., Draper, Utah. The building at 5300 South 360 West was demolished in March 2020 as part of the second phase of the Center53 corporate campus development. The existing land will be used as the site to construct a building, which the Company anticipates occupying a part of the building in June 2021 as its new Corporate Headquarters.

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
_________
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
_________
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

On September 17, 2018, certain defendants, including SecurityNational Mortgage, also filed a notice of appeal, and thereafter a motion for leave to file an interlocutory appeal as to the Bankruptcy Court’s Decision pertaining to jurisdiction and improper venue as a “protective” appeal should the District Court decide not to treat the Decision as findings of fact and conclusions of law. Separately, certain other defendants also filed a notice of appeal and motion for leave to file an interlocutory appeal with respect to the Bankruptcy Court’s Decision concerning improper venue. Lehman Holdings filed its response on October 22, 2018, and defendants filed a joint reply to Lehman Holdings’ response on November 26, 2018. The motions to file appeals were consolidated before Valerie Caproni, U.S. District Court Judge, Case No. 18-cv-08986 (VEC). Case No. 18-mc-00392 (VEC) was also before Judge Caproni.

On May 8, 2019, Judge Caproni issued her Opinion and Order denying the motion for an interlocutory appeal of the bankruptcy court’s ruling relative to jurisdiction and venue. Further, the judge denied the motion for immediate de novo review of the bankruptcy court’s ruling indicating that de novo review can be left for the future.

On October 1, 2018, Lehman Holdings filed a motion for leave to file Third Amended Complaints against numerous defendants including SecurityNational Mortgage. In addition to the Fannie Mae and Freddie Mac related loans, the amendments and supplements include additional mortgage loans sold to Lehman Holdings that were packaged for securitization (“RMBS loans”). The RMBS loans had allegedly been sold by defendants to Lehman Bank that, in turn, sold them to Lehman Holdings. The allegations pertaining to the RMBS loans include, e.g., purported breaches of representations and warranties made to the securitization trusts by Lehman Holdings. Lehman Holdings asserts that it made representations and warranties purportedly based in part by representations and warranties made to Lehman Bank by loan originators, including SecurityNational Mortgage.

The alleged RMBS loans in dispute with SecurityNational Mortgage allegedly involve millions of dollars pertaining to approximately 577 mortgage loans in addition to the Fannie Mae and Freddie Mac related loans. Lehman Holdings also moved the Court to simultaneously allow alternative dispute resolution procedures to take place including potential mediation. Over objections, at a hearing on October 29, 2018, the Court granted Lehman Holdings’ motion to amend or supplement its complaints adding the RMBS loans, and also to mandate alternative dispute resolution procedures affecting many defendants, including SecurityNational Mortgage.

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

In response to a Court order, certain defendants referenced in the Second Amended Complaint and the RMBS Complaints negotiated with Lehman Holdings concerning an amended case management order pertaining to certain case procedures and management for both lawsuits including, but not limited to, timing for filing motions and answering the complaints, and provisions concerning discovery such as document production, taking depositions, and use of experts. At a hearing held on March 7, 2019, the Court considered differences of the parties as to the content of an amended case management order, and thereafter signed an amended case management order dated March 13, 2019. SecurityNational Mortgage filed an answer and amended answer in the Fannie Mae and Freddie Mac case, and in the RMBS case. Discovery is in process.

Lehman Holdings sent an Indemnification Alternative Dispute Resolution Notice to SecurityNational Mortgage dated August 1, 2019. SecurityNational Mortgage sent its Statement of Position to Lehman Brothers Holdings dated September 3, 2019 in response to the notice. Thereafter, Lehman Holdings sent its Reply dated October 2, 2019 to SecurityNational Mortgage. On January 9, 2020, SecurityNational Mortgage submitted further information to the mediator. Mediation was set to take place on January 23, 2020 in New York.

On January 15, 2020, SecurityNational Mortgage filed a motion to dismiss Lehman Holdings’ RMBS action in the Bankruptcy Court for lack of subject matter jurisdiction and standing. It was not filed in the Bankruptcy Court but in the United States District Court for the Southern District of New York. The District Court referred the matter to a magistrate judge for general pretrial, which “includes scheduling, discovery, non-dispositive pretrial motions, and settlement,” as well as for “a Report and Recommendation” as to the pending motion. The final disposition of the motion will be with the District Court judge. Lehman Holdings has asked the District Court to transfer the case to one of two other judges allegedly due to related matters. No action has been taken by the District Court on the request.

However, a briefing schedule is in place before the original assigned magistrate judge. Lehman Holdings’ response brief to SecurityNational Mortgage’s motion is due March 6, 2020, and SecurityNational Mortgage’s reply brief is due April 6, 2020. In view of SecurityNational Mortgage’s motion to dismiss, Lehman Holdings requested that the mediation set for January 23, 2020 be adjourned “pending resolution of your [SecurityNational Mortgage] motion by the court.” On January 17, 2020, the mediator adjourned the scheduled mediation without a date.

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

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A common stock trades on The NASDAQ National Market under the symbol “SNFCA.” As of March 27, 2019, the closing stock price of the Class A common stock was $3.77 per share. The following were the high and low market closing stock prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2018:

	Price Range (1)
	High	Low
Period (Calendar Year)
2018
First Quarter	$4.90	$3.92
Second Quarter	$4.99	$4.67
Third Quarter	$5.03	$4.58
Fourth Quarter	$5.35	$4.68

2019
First Quarter	$5.34	$4.50
Second Quarter	$5.38	$4.53
Third Quarter	$5.20	$4.55
Fourth Quarter	$5.74	$4.58

2020
First Quarter (through March 27, 2020)	$6.25	$3.77
________
(1)	Stock prices have been adjusted retroactively for the effect of annual 5% stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 12 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C common stock has been paid each year from 1990 through 2019.

On September 7, 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company's Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company's employer matching contribution to the Employee 401(k) Retirement Savings Plan. The following table shows the Company’s repurchase activity of its common stock during the three months ended December 31, 2019 under its Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Plan or Program
10/1/2019-10/31/2019	8,790	$5.01	-	182,007
11/1/2019-11/30/2019	10,000	$5.36	-	172,007
12/1/2019-12/31/2019	10,000	$5.73	-	162,007

Total	28,790	$5.41	-	162,007

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2015 through December 31, 2019. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was $100 at December 31, 2015 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
SNFC
S & P 500
S & P Insurance

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
SNFC	100	104	88	91	109
S & P 500	100	110	131	123	158
S & P Insurance	100	115	131	113	143
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

As of December 31, 2019, there were 2,647 record holders of Class A common stock and 64 record holders of Class C common stock.

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

Insurance Operations

The following table shows the condensed financial results for the Company’s insurance operations for the years ended December 31, 2019 and 2018.  See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2019	2018	2019 vs 2018 % Increase (Decrease)
Revenues from external customers:
Insurance premiums	$81,861	$75,929	8%
Net investment income	41,611	38,720	7%
Gains (losses) on investments and other assets	138	21,396	(99%)
Other	2,129	1,637	30%
Total	$125,739	$137,682	(9%)
Intersegment revenue	$4,455	$3,973	12%
Earnings before income taxes	$6,565	$30,124	(78%)

Intersegment revenues for the Company’s insurance operations were primarily interest income from the warehouse lines provided to its mortgage lending affiliates to fund loans held for sale. Profitability in 2019 decreased due to the one-time gain of $22,252,000 on the sale of Dry Creek at East Village Apartments that was recognized in 2018, offset by increases in investment income, and increases in insurance premiums. These increases were partially offset by increases in benefits and expenses.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for the years ended December 31, 2019 and 2018. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2019	2018	2019 vs 2018 % Increase (Decrease)
Revenues from external customers:
Mortuary revenues	$6,541	$5,514	19%
Cemetery revenues	8,755	8,213	7%
Net investment income	580	283	105%
Gains on investments and other assets	530	2,301	(77%)
Other	95	129	(26%)
Total	$16,501	$16,440	0%
Earnings before income taxes	$2,660	$3,916	(32%)

Included in net investment income was net rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income was offset by property insurance, taxes, maintenance expenses and depreciation. Memorial Estates recorded depreciation on these properties of $452,000 and $598,000 for the twelve months ended December 31, 2019 and 2018, respectively. Profitability in 2019 has decreased due to a one-time gain on the sale of assets of Deseret Mortuary recognized in 2018, offset by increases in cemetery and mortuary revenues for 2019.

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

For the twelve months ended December 31, 2019 and 2018, SecurityNational Mortgage originated 10,885 loans ($2,534,399,000 total volume) and 10,252 loans ($2,150,933,000 total volume), respectively. For the twelve months ended December 31, 2019 and 2018, EverLEND Mortgage originated 275 loans ($72,440,000 total volume) and 173 loans ($43,675,000 total volume), respectively.

The following table shows the condensed financial results for the Company’s mortgage operations for the years ended 2019 and 2018.  See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2019	2018	2019 vs 2018 % Increase (Decrease)
Revenues from external customers:
Income from loan originations	$38,394	$35,769	7%
Secondary gains from investors	93,582	80,417	16%
Net investment income	829	910	(9%)
Gains on investments and other assets	60	243	(75%)
Other	7,956	8,157	(2%)
Total	$140,821	$125,496	12%
Earnings before income taxes	$4,718	$(7,860)	160%

Included in other revenues is service fee income. The increase in revenues for the Company’s mortgage operations for the twelve months ended December 31, 2019 as compared to December 31, 2018 was due to an increase in mortgage loan originations and refinancings, and subsequent sales into the secondary market.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2019 and 2018, the balances were $4,046,000 and $3,605,000, respectively.

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

Mortgage Operations

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans. The Company has elected to use fair value accounting for all mortgage loans that are held for sale. Accordingly, all revenues and costs are now recognized when the mortgage loan is funded and any changes in fair value are shown as a component of mortgage fee income.

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

Results of Consolidated Operations

2019 Compared to 2018

Total revenues increased by $3,442,000, or 1.2%, to $283,061,000 for 2019 from $279,619,000 for the fiscal year 2018. Contributing to this increase in total revenues was a $15,490,000 increase in mortgage fee income, a $5,932,000 increase in insurance premiums and other considerations, a $3,106,000 increase in net investment income, a $1,570,000 increase in net cemetery and mortuary sales, and a $257,000 increase in other revenues. This increase in total revenues was offset by a $23,213,000 decrease in gains on investments and other assets.

Insurance premiums and other considerations increased by $5,932,000, or 7.8%, to $81,861,000 for 2018, from $75,929,000 for the comparable period in 2018. This increase was primarily due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $3,106,000, or 7.8%, to $43,019,000 for 2019, from $39,913,000 for the comparable period in 2018. This increase was primarily attributable to a $1,315,000 increase in insurance assignment income, a $625,000 decrease in investment expenses, a $560,000 increase in interest income from cash and cash equivalents, a $408,000 increase in rental income from real estate held for investment, a $331,000 increase in fixed maturity securities income, a $145,000 increase in policy loan income, and a $76,000 increase in equity securities income. This increase was partially offset by a $311,000 decrease in interest from mortgage loans held for investment and a $43,000 decrease in income from other investments.

Net mortuary and cemetery sales increased by $1,570,000, or 11.4%, to $15,296,000 for 2019, from $13,726,000 for the comparable period in 2018. This increase was primarily due to a $1,019,000 increase in at-need sales in the mortuary operations and a $915,000 increase in at-need sales in the cemetery operations. This increase was partially offset by a $364,000 decrease in pre-need sales in the cemetery operations.

Gains on investments and other assets decreased by $23,213,000, or 97.0%, to $728,000 in gains for 2019, from $23,941,000 in gains for the comparable period in 2018. This decrease in gains on investments and other assets was primarily attributable to the $22,252,000 gain that was realized on the sale of Dry Creek at East Village Apartments in the first quarter of 2018 and an impairment loss of $2,769,000 recognized in 2019 on a commercial real estate property held for investment. The Company elected to conduct a review of the property’s value after it received an unsolicited offer to buy and also obtained an independent appraisal from an outside commercial real estate valuation firm. This decrease was also the result of a $1,556,000 gain that was realized on the sale of assets of Deseret Mortuary in the second quarter of 2018. This decrease was partially offset by a $2,570,000 increase in gains on equity securities mostly attributable to increases in the fair value of these securities. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018, these changes in fair value are now recognized in earnings instead of other comprehensive income. This decrease was also partially offset by a $443,000 increase in gains on fixed maturity securities and a $351,000 increase in gains on other assets.

Mortgage fee income increased by $15,790,000, or 13.6%, to $131,976,000 for 2019, from $116,186,000 for the comparable period in 2018. This increase was primarily due to $13,165,000 increase in secondary gains on loans sold to third-party investors from increased lending volumes, a $2,054,000 increase in other loan fees and interest income, a $505,000 decrease in the provision for loan loss reserve, and a net increase of $66,000 in the fair value of loans held for sale and loan commitments.

Other revenues increased by $257,000, or 2.6%, to $10,180,000 for 2019 from $9,923,000 for the comparable period in 2018. This increase was primarily due to a $630,000 increase in experience refunds on reinsurance due to the coinsurance agreement with Kilpatrick Life Insurance Company (“Kilpatrick”) prior to the acquisition of Kilpatrick by the Company. This increase was partially offset by a $349,000 decrease in mortgage loan servicing fee revenue.

Total benefits and expenses were $269,117,000, or 95.1% of total revenues for 2019, as compared to $253,438,000, or 90.6% of total revenues, for the comparable period in 2018.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $4,963,000, or 7.8%, to $68,480,000 for 2019, from $63,517,000 for the comparable period in 2018. This increase was primarily the result of a $5,292,000 increase in death benefits and a $434,000 increase in surrenders and other policy benefits. This increase was partially offset by a $763,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $3,003,000, or 25.8%, to $14,634,000 for 2019, from $11,631,000 for the comparable period in 2018. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses increased by $6,563,000, or 3.9%, to $175,737,000 for 2019, from $169,174,000 for the comparable period in 2018. This increase was primarily due to a $6,472,000 increase in commission expenses due to an increase in mortgage loan originations, a $3,908,000 increase in other expenses, and a $182,000 increase in advertising expenses. This increase was partially offset by a $3,148,000 decrease in personnel expenses due to the efforts of the Mortgage segment to reduce costs and restructure internal processes, a $550,000 decrease in rent and rent related expenses, a $156,000 decrease in depreciation on property and equipment, and a $145,000 decrease in costs related to funding mortgage loans.

Interest expense increased by $430,000, or 6.2%, to $7,387,000 for 2019, from $6,957,000 for the comparable period in 2018. This increase was primarily due to a $373,000 increase in interest expense on mortgage warehouse lines and a $163,000 increase in interest expense on bank loans for real estate held for investment. This increase was partially offset by a decrease of $105,000 in interest on funds withheld reinsurance.

Cost of goods and services sold of the cemeteries and mortuaries increased by $719,000, or 33.3%, to $2,878,000 for 2019, from $2,159,000 for the comparable period in 2018. This increase was primarily due to a $292,000 increase in costs related to cemetery at-need sales, a $268,000 increase in costs related to mortuary at-need sales, and a $159,000 increase in costs related to cemetery pre-need sales.

Income tax expense decreased by $1,444,000, or 32.1%, to $3,050,000 for 2019, from $4,494,00 for the comparable period in 2018.  This decrease was primarily due to a decrease in earnings before income taxes for 2019 compared to 2018.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The initial reserve for loan losses in years ended December 31, 2019 and 2018 were $643,000 and $1,148,000, respectively, and the charge has been included in mortgage fee income. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2019 and 2018, the balances were $4,046,000 and $3,605,000, respectively. The Company believes the loan loss reserve represent probable loan losses incurred as of December 31, 2019. There is a risk, however, that future loan losses may exceed the loan loss reserve.

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

The total amount of potential claims by third-party investors is difficult to determine.  The Company has reserved and accrued $4,046,000 as of December 31, 2019 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan losses, which includes provisions for probable losses and indemnification on loans held for sale, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third-party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

As of December 31, 2019, the Company’s mortgage loans held for investment portfolio consisted of $8,895,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $1,651,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $8,895,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2019, the Company increased its allowance for loan losses by $105,000 and during the twelve months ended December 31, 2018, the Company decreased its allowance for loan losses by $415,000, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for loan losses as of December 31, 2019 and 2018 were $1,453,000 and $1,348,000, respectively.

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

COVID-19. Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as "COVID-19", has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company and its operating subsidiaries in future periods. Further, these uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s debt securities and individual borrowers with mortgage loans held by the Company.

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

During the twelve months ended December 31, 2019, the Company's operations used cash of $75,602,000. This increase was primarily due to originations of mortgage loans held for sale. During the twelve months ended December 31, 2018, the Company’s operations provided cash of $7,009,000. This was primarily due to an increase in cash collected on loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $355,613,000 (at estimated fair value) and $231,976,000 (at amortized cost) as of December 31, 2019 and 2018, respectively. This represents 45.5% and 38.9% of the total investments as of December 31, 2019, and 2018, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2019, 2.2% (or $7,633,000) and at December 31, 2018, 3.6% (or $8,413,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non‑investment grade.

On December 31, 2019, the Company changed the classification of its bonds to available for sale from held to maturity. As a result, bonds available for sale are carried at estimated fair value instead of amortized cost. See Note 2 of the Notes to Consolidated Financial Statements for additional disclosures regarding the change in classification.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities and for the schedule of principal payments for mortgage loans held for investment.

See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s sources of liquidity.

If market conditions were to cause interest rates to change, the fair value of the Company’s fixed income portfolio, which includes bonds, preferred stocks and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the fair values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Fair Value (in thousands)	$52,282	$23,017	$(14,014)	$4,386

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2019 and 2018, the capital levels of the life insurance subsidiaries exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank loans and other loans payable was $414,283,000 as of December 31, 2019, as compared to $359,172,000 as of December 31, 2018. Stockholders’ equity as a percent of total capitalization was 47.5% and 47.8% as of December 31, 2019 and December 31, 2018, respectively. Bank loans and other loans payable increased by $30,051,000 for the twelve months ended December 31, 2019 as compared to December 31, 2018, thus limiting the increase in the stockholders’ equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 9.8% in 2019 as compared to a rate of 9.9% for 2018.

At December 31, 2019, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $74,140,000. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

At December 31, 2019, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid.

The total of the Company’s unfunded residential construction loan and land development loan commitments as of December 31, 2019, was approximately $33,036,000.

In 2016, the Company, through its wholly-owned subsidiary 5300 Development, LLC, entered into a Construction Loan Agreement with a bank. Under the terms of this Agreement, the Company agrees to pay the bank the current outstanding principal up to $40,740,000 plus interest. These funds are being used for the construction of phase 1 of the Company’s new Center53 corporate campus development in Salt Lake City, Utah. As of December 31, 2019, the Company has used $33,913,000 of these funds.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2019, and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Bank and other loans payable	192,985,602	5,408,387	2,466,203	16,712,420	217,572,612
Non-cancelable operating leases	4,241,547	4,712,587	2,445,058	2,919,074	14,318,266
Future policy benefits (1)	8,630,570	36,211,003	50,924,810	718,220,779	813,987,162
	$205,857,719	$46,331,977	$55,836,071	$737,852,273	$1,045,878,040
________
(1)	Amounts represent the present value of future policy benefits, net of estimated future premiums.

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

Item 8.  Financial Statements and Supplementary Data

Deloitte & Touche LLP 111 South Main Street Suite 1500 Salt Lake City, UT 84111 USA Tel: +1 801 328 4706 Fax: +1 801 366 7900 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Security National Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 30, 2020

We have served as the Company's auditor since 2017.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2019	2018
Investments:
Fixed maturity securities, available for sale, at estimated fair value	$355,977,820	$-
Fixed maturity securities, held to maturity, at amortized cost	-	232,078,723
Equity securities, available for sale, at estimated fair value	7,271,165	5,558,611
Mortgage loans held for investment (net of allowances for loan losses of $1,453,037 and $1,347,972 for 2019 and 2018)	236,694,546	186,465,069
Real estate held for investment (net of accumulated depreciation of $12,788,739 and $16,739,578 for 2019 and 2018)	102,756,946	121,558,222
Real estate held for sale	14,097,627	-
Other investments and policy loans (net of allowances for doubtful accounts of $1,448,026 and $1,092,528 for 2019 and 2018)	60,245,269	46,617,655
Accrued investment income	4,833,232	3,566,146
Total investments	781,876,605	595,844,426
Cash and cash equivalents	127,754,719	142,199,942
Loans held for sale at estimated fair value	213,457,632	136,210,853
Receivables (net of allowances for doubtful accounts of $1,724,156 and $1,519,842 for 2019 and 2018)	9,236,330	8,935,343
Restricted assets (including $2,985,347 and $744,673 for 2019 and 2018 at estimated fair value)	13,935,317	10,981,562
Cemetery perpetual care trust investments (including $2,581,124 and $483,353 for 2019 and 2018 at estimated fair value)	4,411,864	4,335,869
Receivable from reinsurers	15,747,768	10,820,102
Cemetery land and improvements	9,519,950	9,878,427
Deferred policy and pre-need contract acquisition costs	94,701,920	89,362,096
Mortgage servicing rights, net	17,155,529	20,016,822
Property and equipment, net	14,600,394	7,010,778
Value of business acquired	9,876,647	5,765,190
Goodwill	3,519,588	2,765,570
Other	18,649,812	6,684,143
Total Assets	$1,334,444,075	$1,050,811,123

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2019	2018
Liabilities
Future policy benefits and unpaid claims	$825,600,918	$620,399,714
Unearned premium reserve	3,621,697	3,920,473
Bank and other loans payable	217,572,612	187,521,188
Deferred pre-need cemetery and mortuary contract revenues	12,607,978	12,508,625
Cemetery perpetual care obligation	3,933,719	3,821,979
Accounts payable	5,056,983	2,883,349
Other liabilities and accrued expenses	50,652,591	31,821,624
Income taxes	18,686,972	16,122,998
Total liabilities	1,137,733,470	878,999,950
Stockholders’ Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 16,107,779 shares in 2019 and 15,304,798 shares in 2018	32,215,558	30,609,596
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,500,887 shares in 2019 and 2,193,643 shares in 2018	5,001,774	4,387,286
Additional paid-in capital	46,091,112	41,821,778
Accumulated other comprehensive income, net of taxes	13,726,514	(2,823)
Retained earnings	101,256,229	95,201,732
Treasury stock, at cost - 490,823 Class A shares and -0- Class C shares in 2019; 302,541 Class A shares and -0- Class C shares in 2018	(1,580,582)	(206,396)
Total stockholders’ equity	196,710,605	171,811,173
Total Liabilities and Stockholders’ Equity	$1,334,444,075	$1,050,811,123

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2019	2018
Revenues:
Insurance premiums and other considerations	$81,860,610	$75,928,910
Net investment income	43,019,473	39,913,267
Net mortuary and cemetery sales	15,296,235	13,726,518
Gains on investments and other assets	728,367	23,941,179
Mortgage fee income	131,976,082	116,185,853
Other	10,180,163	9,923,000
Total revenues	283,060,930	279,618,727

Benefits and expenses:
Death benefits	41,591,057	36,298,789
Surrenders and other policy benefits	3,320,748	2,886,298
Increase in future policy benefits	23,568,497	24,332,088
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	14,634,577	11,631,346
Selling, general and administrative expenses:
Commissions	56,762,891	50,291,352
Personnel	64,221,270	67,368,952
Advertising	4,784,558	4,602,591
Rent and rent related	7,055,456	7,605,375
Depreciation on property and equipment	1,711,369	1,867,001
Costs related to funding mortgage loans	6,278,954	6,423,944
Other	34,922,761	31,014,999
Interest expense	7,386,688	6,956,707
Cost of goods and services sold – cemeteries and mortuaries	2,878,169	2,158,895
Total benefits and expenses	269,116,995	253,438,337

Earnings before income taxes	13,943,935	26,180,390
Income tax expense	(3,050,416)	(4,494,311)
Net earnings	$10,893,519	$21,686,079

Net earnings per Class A equivalent common share (1)	$0.60	$1.21

Net earnings per Class A equivalent common share - assuming dilution (1)	$0.60	$1.19

Weighted average Class A equivalent common shares outstanding (1)	18,104,681	17,968,062

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	18,229,116	18,188,665
_________
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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2019	2018
Net earnings	$10,893,519	$21,686,079
Other comprehensive income:
Unrealized gains on fixed maturity securities available for sale	17,315,770	-
Unrealized gains on restricted assets	35,550	-
Unrealized gains on cemetery perpetual care trust investments	29,904
Foreign currency translation adjustments	972	(3,761)
Other comprehensive income, before income tax	17,382,196	(3,761)
Income tax benefit (expense)	(3,652,859)	938
Other comprehensive income (loss), net of income tax	13,729,337	(2,823)
Comprehensive income	$24,622,856	$21,683,256

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2017	29,071,154	4,178,748	38,125,042	603,170	77,520,951	(931,075)	148,567,990

Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)				(603,170)	603,170		-
Net earnings	-	-	-	-	21,686,079	-	21,686,079
Other comprehensive loss	-	-	-	(2,823)	-	-	(2,823)
Stock based compensation expense	-	-	237,123	-	-	-	237,123
Exercise of stock options	76,946	-	(19,534)	-	-	-	57,412
Sale of treasury stock	-	-	540,713	-	-	940,200	1,480,913
Purchase of treasury stock	-	-	-	-	-	(215,521)	(215,521)
Stock dividends	1,461,120	208,914	2,938,434	-	(4,608,468)	-	-
Conversion Class C to Class A	376	(376)	-	-	-	-	-
Balance at December 31, 2018	30,609,596	4,387,286	41,821,778	(2,823)	95,201,732	(206,396)	171,811,173

Net earnings	-	-	-	-	10,893,519	-	10,893,519
Other comprehensive income	-	-	-	13,729,337	-	-	13,729,337
Stock based compensation expense	-	-	256,996	-	-	-	256,996
Exercise of stock options	65,034	382,886	415,990	-	-	-	863,910
Sale of treasury stock	-	-	529,858	-	-	165,702	695,560
Purchase of treasury stock	-	-	-	-	-	(1,539,888)	(1,539,888)
Stock dividends	1,534,356	238,174	3,066,490	-	(4,839,022)	-	(2)
Conversion Class C to Class A	6,572	(6,572)	-	-	-	-	-
Balance at December 31, 2019	$32,215,558	$5,001,774	$46,091,112	$13,726,514	$101,256,229	$(1,580,582)	$196,710,605

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018
Cash flows from operating activities:
Net earnings	$10,893,519	$21,686,079
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Gains on investments and other assets	(728,367)	(23,941,179)
Depreciation	5,183,658	5,456,185
Provision for loan losses and doubtful accounts	1,202,688	377,683
Net amortization of deferred fees and costs, premiums and discounts	(887,605)	(1,110,363)
Provision for deferred income taxes	(1,857,897)	(2,605,401)
Policy and pre-need acquisition costs deferred	(19,176,531)	(19,544,569)
Policy and pre-need acquisition costs amortized	13,787,037	10,807,777
Value of business acquired amortized	847,540	823,569
Mortgage servicing rights, additions	(4,194,502)	(3,922,816)
Amortization of mortgage servicing rights	7,055,795	5,282,931
Stock based compensation expense	256,996	237,123
Benefit plans funded with treasury stock	695,560	1,480,913
Net change in fair value of loans held for sale	(2,498,097)	(3,736,209)
Originations of loans held for sale	(2,606,839,175)	(2,194,607,543)
Proceeds from sales of loans held for sale	2,580,875,055	2,259,145,473
Net gains on sales of loans held for sale	(80,666,413)	(74,426,183)
Change in assets and liabilities:
Land and improvements held for sale	358,477	64,506
Future policy benefits and unpaid claims	18,394,928	21,710,347
Other operating assets and liabilities	1,695,259	3,830,947
Net cash provided by (used in) operating activities	(75,602,075)	7,009,270
Cash flows from investing activities:
Purchases of fixed maturity securities	(110,601,438)	(37,488,774)
Calls and maturities of fixed maturity securities	26,624,182	32,993,161
Purchase of equity securities	(3,264,028)	(3,354,274)
Sales of equity securities	2,639,729	2,886,492
Net changes in restricted assets	(1,254,991)	(241,665)
Net changes in cemetery perpetual care trust investments	299,897	1,207,622
Mortgage loans held for investment, other investments and policy loans made	(572,171,590)	(505,060,464)
Payments received for mortgage loans held for investment, other investments and policy loans	556,352,676	535,354,544
Purchases of property and equipment	(1,839,293)	(1,282,704)
Sales of property and equipment	54,496	2,016,156
Purchases of real estate held for investment	(8,572,556)	(29,193,332)
Sales of real estate held for investment	11,614,927	68,875,269
Cash received for reinsurance assumed	158,358,594	-
Cash paid for purchase of subsidiaries, net of cash acquired	(20,141,074)	(3,405,783)
Net cash provided by investing activities	38,099,531	63,306,248

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2019	2018
Cash flows from financing activities:
Investment contract receipts	$12,141,627	$11,571,551
Investment contract withdrawals	(16,911,841)	(15,356,571)
Proceeds from stock options exercised	863,910	57,412
Purchase of treasury stock	(1,539,888)	(215,521)
Repayment of bank loans	(236,790,722)	(133,123,024)
Proceeds from bank borrowings	196,610,127	162,653,177
Net change in warehouse line borrowings for loans held for sale	69,928,331	(717,792)
Net change in line of credit borrowings	-	1,250,000
Net cash provided by financing activities	24,301,544	26,119,232
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(13,201,000)	96,434,750
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	150,936,673	54,501,923
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$137,735,673	$150,936,673

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$7,284,078	$6,878,048
Income taxes	4,861,318	5,701,565

Non Cash Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$31,881,851	$10,827,797
Right-of-use assets obtained in exchange for operating lease liabilities	16,544,406	-
Transfer of real estate held for investment to property and equipment	3,261,259	-
Mortgage loans held for investment foreclosed into real estate held for investment	1,704,015	670,601
Accrued real estate construction costs and retainage	590,256	214,200
Right-of-use assets obtained in exchange for finance lease liabilities	252,763	-
Mortgage loans held for investment foreclosed into receivables	155,347	-

See Note 20 regarding non cash transactions included in the acquisitions of Beta Capital Corporation, Probst Family Funerals and Cremations and Heber Valley Funeral Home and Kilpatrick Life Insurance Company

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the consolidated statements of cash flows is presented in the table below:

	Years Ended December 31
	2019	2018
Cash and cash equivalents	$127,754,719	$142,199,942
Restricted assets	8,674,214	7,179,225
Cemetery perpetual care trust investments	1,306,740	1,557,506
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$137,735,673	$150,936,673

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

Fixed maturity securities available for sale are carried at estimated fair value. Changes in fair values are reported as unrealized gains or losses and are recorded in accumulated other comprehensive income. On December 31, 2019, the Company changed the classification of its bond and preferred stock investments to available for sale from held to maturity. As a result, securities available for sale are carried at estimated fair value instead of amortized cost.

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

Equity securities are carried at estimated fair value. Changes in fair values are reported as unrealized gains or losses and are recorded through net earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

1) Significant Accounting Policies (Continued)

Mortgage loans held for investment are carried at their unpaid principal balances adjusted for net deferred fees, net discounts, charge-offs and the related allowance for loan losses. Interest income is included in net investment income on the consolidated statements of earnings and is recognized when earned. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans. Origination fees are included in net investment income on the consolidated statements of earnings.

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

Real estate held for sale is carried at lower of cost or fair value. Depreciation is not recognized on real estate classified as held for sale.

Other investments and policy loans are carried at the aggregate unpaid balances, less allowances for losses.

Gains and losses on investments (except for equity securities carried at fair value through net earnings) arise when investments are sold (as determined on a specific identification basis) or are other than temporarily impaired. If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and credit worthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and the Company’s ability and intent to hold the investment until the fair value recovers, which is not assured.

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

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination of mortgage loans held for sale. All revenues and costs are recognized when the mortgage loan is funded and any changes in fair value are shown as a component of mortgage fee income.  See Note 3 and Note 17 to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

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
Years Ended December 31, 2019 and 2018

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

The appraised value of the real estate underlying the original mortgage loan adds support to the Company’s determination of fair value because if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan, thus minimizing credit losses.

The majority of loans originated are sold to third-party investors. The amounts expected to be sold to investors are shown on the consolidated balance sheets as loans held for sale.

Loan Loss Reserve

The loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on loans sold. The Company may be required to reimburse third-party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

Restricted Assets

Restricted assets are assets held in a trust account for future mortuary services and merchandise and consist of cash and cash equivalents; participations in mortgage loans held for investment with Security National Life Insurance Company (“Security National Life”); mutual funds carried at estimated fair value; equity securities carried at estimated fair value; and a surplus note with Security National Life (which is eliminated in consolidation). Restricted assets also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company elected to fund its medical benefit safe-harbor limit based on the qualified direct costs, and has included this amount as a component of restricted cash.

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
Years Ended December 31, 2019 and 2018

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

When accounting for DAC, the Company considers internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract are accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract are written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract.

Value of business acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSR”) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate owned and property dispositions.

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
Years Ended December 31, 2019 and 2018

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

Long-lived Assets

Long-lived assets to be held and used, including property and equipment and real estate held for investment, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairment of long-lived assets has been recognized in the accompanying financial statements except for certain impairments of real estate held for investment as disclosed in Note 2.

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
Years Ended December 31, 2019 and 2018

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

Call and Put Option Derivatives

The Company uses a strategy of selling “out of the money” call options on its equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company uses the strategy of selling put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for options is adjusted to fair value at each reporting date. In the event a call option is exercised, the Company sells the equity security at a favorable price enhanced by the value of the option that was sold. If the option expires unexercised, the Company recognizes a gain from the expired option. In the event a put option is exercised, the Company acquires an equity security at the strike price of the option reduced by the value received from the sale of the put option. The equity security is then treated as a normal equity security in the Company’s portfolio. The net changes in the fair value of call and put options are shown in current earnings as a component of realized gains (losses) on investments and other assets. Call and put options are shown in other liabilities and accrued expenses on the consolidated balance sheets.

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
Years Ended December 31, 2019 and 2018

1) Significant Accounting Policies (Continued)

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

Future Policy Benefits and Unpaid Claims

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries’ experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity, which are deemed a reasonable equivalent for GAAP. The range of assumed interest rates for all traditional life insurance policy reserves was 4% to 10%. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred. Increases in future policy benefits are charged to expense.

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

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2019 and 2018. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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
Years Ended December 31, 2019 and 2018

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

Other Intangibles (trade name and customer lists)

Other intangibles are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability.  The Company engaged a valuation firm to analyze the value of the Kilpatrick Life name in conjunction with its acquisition.  The value of the trade name is included in Other Assets and was determined using the income approach, relying on a relief from the royalty method.

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
Years Ended December 31, 2019 and 2018

1) Significant Accounting Policies (Continued)

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

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” – Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. In October 2019, the FASB proposed an update to ASU No. 2016-13 that would make the ASU effective for the Company on January 1, 2023. The Company is in the process of evaluating the potential impact of this standard, especially as it relates to mortgage loans held for investment.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

1) Significant Accounting Policies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments

The Company’s investments as of December 31, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019:
Fixed maturity securities available for sale at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$142,740,641	$632,185	$(25,215)	$143,347,611

Obligations of states and political subdivisions	7,450,366	87,812	(9,026)	7,529,152

Corporate securities including public utilities	156,599,184	16,768,449	(463,413)	172,904,220

Mortgage-backed securities	31,475,280	597,395	(240,177)	31,832,498

Redeemable preferred stock	364,339	-	-	364,339

Total fixed maturity securities available for sale	$338,629,810	$18,085,841	$(737,831)	$355,977,820

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,900,537	$1,139,799	$(769,171)	$7,271,165

Total equity securities at estimated fair value	$6,900,537	$1,139,799	$(769,171)	$7,271,165

Mortgage loans held for investment at amortized cost:
Residential	$113,043,965
Residential construction	89,430,237
Commercial	38,718,220
Less: Unamortized deferred loan fees, net	(2,391,567)
Less: Allowance for loan losses	(1,453,037)
Less: Net discounts	(653,272)

Total mortgage loans held for investment	$236,694,546

Real estate held for investment - net of accumulated depreciation:
Residential	$12,530,306
Commercial	90,226,640

Total real estate held for investment	$102,756,946

Real estate held for sale:
Residential	$8,021,306
Commercial	6,076,321

Total real estate held for sale	$14,097,627

Other investments and policy loans at amortized cost:
Policy loans	$14,762,805
Insurance assignments	41,062,965
Federal Home Loan Bank stock (1)	894,300
Other investments	4,973,225
Less: Allowance for doubtful accounts	(1,448,026)

Total policy loans and other investments	$60,245,269

Accrued investment income	$4,833,232

Total investments	$781,876,605
________
(1)	Includes $894,300 of Membership stock and $-0- of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

The Company’s investments as of December 31, 2018 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018:
Fixed maturity securities held to maturity at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$52,017,683	$264,891	$(727,798)	$51,554,776

Obligations of states and political subdivisions	6,959,237	32,274	(111,271)	6,880,240

Corporate securities including public utilities	157,639,860	7,002,864	(3,704,137)	160,938,587

Mortgage-backed securities	15,358,746	227,398	(308,864)	15,277,280

Redeemable preferred stock	103,197	1,903	(5,125)	99,975

Total fixed maturity securities held to maturity	$232,078,723	$7,529,330	$(4,857,195)	$234,750,858

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,312,158	$422,528	$(1,176,075)	$5,558,611

Total equity securities at estimated fair value	$6,312,158	$422,528	$(1,176,075)	$5,558,611

Mortgage loans held for investment at amortized cost:
Residential	$89,935,600
Residential construction	71,366,544
Commercial	27,785,927
Less: Unamortized deferred loan fees, net	(1,275,030)
Less: Allowance for loan losses	(1,347,972)

Total mortgage loans held for investment	$186,465,069

Real estate held for investment - net of accumulated depreciation:
Residential	$29,507,431
Commercial	92,050,791

Total real estate held for investment	$121,558,222

Other investments and policy loans at amortized cost:
Policy loans	$6,424,325
Insurance assignments	35,239,396
Federal Home Loan Bank stock (1)	2,548,700
Other investments	3,497,762
Less: Allowance for doubtful accounts	(1,092,528)

Total policy loans and other investments	$46,617,655

Accrued investment income	$3,566,146

Total investments	$595,844,426
_________
(1)	Includes $708,700 of Membership stock and $1,840,000 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

Fixed Maturity Securities

On December 31, 2019, the Company changed the classification of its bond and preferred stock investments from held to maturity to available for sale based on the Company’s need to be able to respond proactively to market risks in managing its portfolio. Such investments are carried at fair value with any unrealized gains and losses reported as a component of other accumulated comprehensive income or loss. At the date of the transfer, the carrying value of the Company’s held to maturity securities was $338,629,810, and net unrealized gains of $17,315,770 were recognized in accumulated other comprehensive income.

The following tables summarize unrealized losses on fixed maturities securities that were carried at estimated fair value at December 31, 2019 and carried at amortized cost at December 31, 2018. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2019
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$20,211	$30,629,288	$5,004	$10,000,400	$25,215	$40,629,688
Obligations of States and Political Subdivisions	9,026	3,062,889	-	-	9,026	3,062,889
Corporate Securities	118,746	7,184,311	344,667	3,950,509	463,413	11,134,820
Mortgage and other asset-backed securities	205,470	13,266,443	34,707	502,769	240,177	13,769,212
Total unrealized losses	$353,453	$54,142,931	$384,378	$14,453,678	$737,831	$68,596,609

At December 31, 2018
U.S. Treasury Securities and Obligations of U.S. Government Agencies	$10,519	$695,863	$717,279	$39,930,052	$727,798	$40,625,915
Obligations of States and Political Subdivisions	6,643	1,791,257	104,628	2,889,517	111,271	4,680,774
Corporate Securities	2,514,549	61,090,431	1,189,588	11,767,349	3,704,137	72,857,780
Mortgage and other asset-backed securities	79,896	1,705,296	228,968	2,690,065	308,864	4,395,361
Redeemable preferred stock	5,125	90,000	-	-	5,125	90,000
Total unrealized losses	$2,616,732	$65,372,847	$2,240,463	$57,276,983	$4,857,195	$122,649,830

There were 93 securities with fair value of 98.9% of amortized cost at December 31, 2019. There were 361 securities with fair value of 96.2% of amortized cost at December 31, 2018. No credit losses have been recognized for the years ended December 31, 2019 and 2018.

On a quarterly basis, the Company evaluates its fixed maturity securities classified as available for sale or held to maturity. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for impairment. Securities with ratings of 3 to 5 are evaluated for impairment. Securities with a rating of 6 are automatically determined to be impaired and are written down. The evaluation involves an analysis of the securities in relation to historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. If it is unlikely that the security will meet contractual obligations, the loss is considered to be other than temporary, the security is written down to the new anticipated market value and an impairment loss is recognized. Impairment losses are treated as credit losses as the Company holds fixed maturity securities to maturity unless the underlying conditions have changed in the financial instrument to require an impairment.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$104,805,927	$104,845,243
Due in 2-5 years	67,412,618	69,126,500
Due in 5-10 years	71,110,341	76,249,550
Due in more than 10 years	63,461,305	73,559,690
Mortgage-backed securities	31,475,280	31,832,498
Redeemable preferred stock	364,339	364,339
Total held to maturity	$338,629,810	$355,977,820

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $60,000,000, par value, of United States Treasury fixed maturity securities with the FHLB at December 31, 2019. These securities are used as collateral on any cash borrowings from the FHLB. As of December 31, 2019, the Company did not have any outstanding amounts owed to the FHLB and its estimated maximum borrowing capacity was $57,727,738.

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, and other than temporary impairments from investments and other assets for the years ended December 31 are summarized as follows:

	2019	2018
Fixed maturity securities held to maturity:
Gross realized gains	$459,286	$522,937
Gross realized losses	(162,649)	(669,303)

Equity securities:
Gains (losses) on securities sold	256,520	(173,413)
Unrealized gains (losses) on securities held at the end of the period	1,086,116	(1,053,756)

Other assets:
Gross realized gains	2,844,673	26,553,814	(1)
Gross realized losses	(3,755,579)	(1,239,100)
Total	$728,367	$23,941,179
________
(1)	Includes a one-time gain of $22,252,000 from the sale of Dry Creek at East Village Apartments.

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

The carrying amount of held to maturity securities sold was $4,950,041 and $5,808,244, for the years ended December 31, 2019 and 2018, respectively.  The net realized gain related to these sales was $43,039, for the year ended December 31, 2019, and the net realized loss related to these sales was $268,823, for the year ended December 31, 2018.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

Major categories of net investment income for the years ended December 31, were as follows:

	2019	2018
Fixed maturity securities	$10,372,559	$10,041,349
Equity securities	309,918	233,555
Mortgage loans held for investment	18,405,010	18,716,226
Real estate held for investment and sale	8,782,959	8,375,257
Policy loans	554,969	409,589
Insurance assignments	16,086,059	14,771,336
Other investments	184,439	227,930
Cash and cash equivalents	1,824,443	1,264,611
Gross investment income	56,520,356	54,039,853
Investment expenses	(13,500,883)	(14,126,586)
Net investment income	$43,019,473	$39,913,267

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $448,754 and $386,659 for the years ended December 31, 2019 and 2018, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,633,818 and $9,220,520 at December 31, 2019 and 2018, respectively. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities) at December 31, 2019, other than investments issued or guaranteed by the United States Government.

Real Estate Held for Investment and Held for Sale

The Company continues to strategically deploy resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business segments in the form of acquisition, development and mortgage foreclosures. The Company reports real estate held for investment and held for sale pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

Commercial Real Estate Held for Investment and Held for Sale

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

The Company employs full-time employees to attend to the day-to-day operations of those assets within the greater Salt Lake area and close surrounding markets.  The Company utilizes third-party property managers when the geographic boundary does not warrant full-time staff or through strategic lease-up periods. The Company generally looks to acquire assets in regions that are high growth regions for employment and population and assets that provide operational efficiencies.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

The Company currently owns and operates 16 commercial properties in 5 states. These properties include industrial warehouses, office buildings, retail centers, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company also holds undeveloped land that may be used for future commercial developments. The Company does use debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset. See Note 20 regarding commercial real estate held for investment in Louisiana acquired with the acquisition of Kilpatrick Life Insurance Company.

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $87,815,000 and $84,880,000 as of December 31, 2019 and 2018, respectively. The associated bank loan carrying values totaled approximately $54,917,000 and $52,237,000 as of December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the Company recorded impairment losses on commercial real estate held for investment of $2,768,979 and $-0-, respectively. The impairment loss of $2,768,979 recognized relates to an office building in Kansas held by the life insurance segment for which the Company received an unsolicited bid from a potential buyer that was significantly below the building’s carrying value. Although management did not consider the offer as representative of fair value, the Company evaluated the unsolicited bid as a potential impairment indicator. The Company performed an impairment analysis internally and obtained an independent appraisal from an outside commercial real estate valuation firm, concluding that the fair value of the building was less than its carrying value. This office building was recently listed for sale and is included in commercial real estate held for sale. This impairment loss is included in gains (losses) on investments and other assets on the consolidated statements of earnings.

The Company’s commercial real estate held for investment for the years ended December 31, is summarized as follows:

	Net Ending Balance				Total Square Footage
	2019		2018		2019	2018
Arizona	$-		$4,000	(1)	-	-
Kansas	-		6,861,898		-	222,679
Louisiana	6,009,079		467,694		125,114	7,063
Mississippi	2,951,478		3,329,948		21,521	33,821
New Mexico	-		7,000	(1)	-	-
Texas	-		300,000	(2)	-	-
Utah	81,266,083	(3)	81,080,251		465,230	502,129

	$90,226,640		$92,050,791		611,865	765,692
________
(1)	Undeveloped Land
(2)	Improved commercial pad
(3)	Includes Center53 phase 1 completed in July 2017

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

The Company’s commercial real estate held for sale for the years ended December 31, is summarized as follows:

	Net Ending Balance			Total Square Footage
	2019		2018	2019	2018
Arizona	$2,500	(1)	$-	-	-
Kansas	4,800,000		-	222,679	-
Mississippi	318,322		-	12,300	-
Nevada	655,499		-	4,800	-
Texas	300,000	(2)	-	-	-

	$6,076,321		$-	239,779	-
_________
(1)	Undeveloped Land
(2)	Improved commercial pad

These properties are all actively being marketed with the assistance of commercial real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

Residential Real Estate Held for Investment and Held for Sale

The Company owns a portfolio of residential homes primarily as a result of loan foreclosures.  The strategy has been to lease these homes to produce cash flow, and allow time for the economic fundamentals to return to the various markets. As an orderly and active market for these homes returns, the Company has the option to dispose or to continue and hold them for cash flow and acceptable returns. The Company also invests in residential subdivision developments.

The Company established Security National Real Estate Services (“SNRE”) to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.

As of December 31, 2019, SNRE manages 38 residential properties in 6 states across the United States.

During the years ended December 31, 2019 and 2018, the Company recorded impairment losses on residential real estate held for investment of $700,134 and $486,457, respectively. These impairment losses are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment is approximately $12,434,000 and $23,532,000 as of December 31, 2019 and 2018, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

The Company’s residential real estate held for investment for the years ended December 31, is summarized as follows:

	Net Ending Balance
	2019		2018
California	$-		$2,644,321
Florida	2,487,723		6,534,277
Nevada	293,516		-
Ohio	-		10,000
Oklahoma	-		-
Tennessee	-		105,260
Texas	-		139,174
Utah	9,462,886	(1)	19,598,218	(1)
Washington	286,181		476,181
	$12,530,306		$29,507,431
________
(1)	Includes subdivision developments

The Company’s residential real estate held for sale for the years ended December 31, is summarized as follows:

	Net Ending Balance
	2019	2018
California	640,452	-
Florida	1,300,641	-
Ohio	10,000	-
Utah	5,880,213	-
Washington	190,000	-
	$8,021,306	$-

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the commercial real estate owned by the Company. As of December 31, 2019, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
121 W. Election Rd., Draper, UT	Corporate Offices, Life Insurance and Cemetery/Mortuary Operations	78,979	18%
5201 Green Street, Salt Lake City, UT (1)	Life Insurance and Mortgage Operations	39,157	73%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	19,694	28%
1818 Marshall Street, Shreveport, LA (1)(2)	Life Insurance Operations	12,274	100%
909 Foisy Street, Alexandria, LA (1)(2)	Life Insurance Sales	8,059	100%
812 Sheppard Street, Minden, LA (1)(2)	Life Insurance Sales	1,560	100%
1550 N 3rd Street, Jena, LA (1)(2)	Life Insurance Sales	1,737	100%
__________
(1)	Included in property and equipment on the consolidated balance sheets
(2)	See Note 20 regarding the acquisition of Kilpatrick Life Insurance Company.

Mortgage Loans Held for Investment

The Company reports mortgage loans held for investment pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2019, the Company had 48%, 16%, 10%, 6%, 6% and 5% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans Held for Investment
Years Ended December 31

	Commercial	Residential	Residential Construction	Total
2019
Allowance for credit losses:
Beginning balance	$187,129	$1,125,623	$35,220	$1,347,972
Charge-offs	-	(32,692)	-	(32,692)
Provision	-	129,775	7,982	137,757
Ending balance	$187,129	$1,222,706	$43,202	$1,453,037

Ending balance: individually evaluated for impairment	$-	$195,993	$-	$195,993

Ending balance: collectively evaluated for impairment	$187,129	$1,026,713	$43,202	$1,257,044

Mortgage loans:
Ending balance	$38,718,220	$113,043,965	$89,430,237	$241,192,422

Ending balance: individually evaluated for impairment	$4,488,719	$3,752,207	$655,000	$8,895,926

Ending balance: collectively evaluated for impairment	$34,229,501	$109,291,758	$88,775,237	$232,296,496

2018
Allowance for credit losses:
Beginning balance	$187,129	$1,546,447	$35,220	$1,768,796
Charge-offs	-	(5,725)	-	(5,725)
Provision	-	(415,099)	-	(415,099)
Ending balance	$187,129	$1,125,623	$35,220	$1,347,972

Ending balance: individually evaluated for impairment	$-	$74,185	$-	$74,185

Ending balance: collectively evaluated for impairment	$187,129	$1,051,438	$35,220	$1,273,787

Mortgage loans:
Ending balance	$27,785,927	$89,935,600	$71,366,544	$189,088,071

Ending balance: individually evaluated for impairment	$196,182	$2,939,651	$502,991	$3,638,824

Ending balance: collectively evaluated for impairment	$27,589,745	$86,995,949	$70,863,553	$185,449,247

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented.

Age Analysis of Past Due Mortgage Loans Held for Investment
Years Ended December 31

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Unamortized discounts, net	Net Mortgage Loans
2019
Commercial	$1,872,000	$-	$4,488,719	$-	$6,360,719	$32,357,501	$38,718,220	$(187,129)	$(88,918)	$(653,272)	$37,788,901
Residential	10,609,296	4,085,767	2,100,742	1,651,465	18,447,270	94,596,695	113,043,965	(1,222,706)	(1,567,581)	-	110,253,678
Residential Construction	-	-	655,000	-	655,000	88,775,237	89,430,237	(43,202)	(735,068)	-	88,651,967

Total	$12,481,296	$4,085,767	$7,244,461	$1,651,465	$25,462,989	$215,729,433	$241,192,422	$(1,453,037)	$(2,391,567)	$(653,272)	$236,694,546

2018
Commercial	$4,588,424	$-	$196,182	$-	$4,784,606	$23,001,321	$27,785,927	$(187,129)	$32,003	$-	$27,630,801
Residential	9,899,380	2,312,252	1,715,362	1,224,289	15,151,283	74,784,317	89,935,600	(1,125,623)	(862,411)	-	87,947,566
Residential Construction	-	-	-	502,991	502,991	70,863,553	71,366,544	(35,220)	(444,622)	-	70,886,702

Total	$14,487,804	$2,312,252	$1,911,544	$1,727,280	$20,438,880	$168,649,191	$189,088,071	$(1,347,972)	$(1,275,030)	$-	$186,465,069
_________
(1)	There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

Impaired Loans
Years Ended December 31

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2019
With no related allowance recorded:
Commercial	$4,488,719	$4,488,719	$-	$1,499,043	$-
Residential	2,254,189	2,254,189	-	3,367,151	-
Residential construction	655,000	655,000	-	1,457,278	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,498,018	1,498,018	195,993	665,270	-
Residential construction	-	-	-	-	-

Total:
Commercial	$4,488,719	$4,488,719	$-	$1,499,043	$-
Residential	3,752,207	3,752,207	195,993	4,032,421	-
Residential construction	655,000	655,000	-	1,457,278	-

2018
With no related allowance recorded:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	1,612,164	1,612,164	-	2,423,135	-
Residential construction	502,991	502,991	-	675,950	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,327,487	1,327,487	74,185	1,543,416	-
Residential construction	-	-	-	-	-

Total:
Commercial	$196,182	$196,182	$-	$98,023	$-
Residential	2,939,651	2,939,651	74,185	3,966,551	-
Residential construction	502,991	502,991	-	675,950	-

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
Years Ended December 31, 2019 and 2018

2) Investments (Continued)

The Company’s performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity
Years Ended December 31

	Commercial		Residential		Residential Construction		Total
	2019	2018	2019	2018	2019	2018	2019	2018

Performing	$34,229,501	$27,589,745	$109,291,758	$86,995,949	$88,775,237	$70,863,553	$232,296,496	$185,449,247
Non-performing	4,488,719	196,182	3,752,207	2,939,651	655,000	502,991	8,895,926	3,638,824

Total	$38,718,220	$27,785,927	$113,043,965	$89,935,600	$89,430,237	$71,366,544	$241,192,422	$189,088,071

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current.  Interest not accrued on these loans totals approximately $203,000 and $151,000 as of December 31, 2019 and 2018, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-accrual Status Years Ended December 31
	2019	2018
Commercial	$4,488,719	$196,182
Residential	3,752,207	2,939,651
Residential construction	655,000	502,991
Total	$8,895,926	$3,638,824

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2019 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$113,043,965	$6,234,913	$27,161,628	$79,647,424
Residential Construction	89,430,237	$60,376,688	$29,053,549	-
Commercial	38,718,220	24,175,464	4,020,999	10,521,757
Total	$241,192,422	$90,787,065	$60,236,176	$90,169,181

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

3) Loans Held for Sale

The Company has elected the fair value option for loans held for sale as disclosed in Note 1. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the consolidated statement of earnings. There are five loans with an aggregate unpaid principal balance of $1,130,028 that are 90 or more days past due and on a nonaccrual status as of December 31, 2019. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of December 31 2019	As of December 31 2018

Aggregate fair value	$213,457,632	$136,210,853
Unpaid principal balance	206,417,122	131,663,946
Unrealized gain	7,040,510	4,546,907

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale for the years ended December 31, were as follows:

	2019	2018
Loan fees	$28,660,966	$27,429,237
Interest income	6,978,930	6,156,796
Secondary gains	93,581,956	80,416,718
Change in fair value of loan commitments	899,417	(404,773)
Change in fair value of loans held for sale	2,498,097	3,736,209
Provision for loan loss reserve	(643,284)	(1,148,334)
Mortgage fee income	$131,976,082	$116,185,853

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

3) Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	December 31
	2019	2018
Balance, beginning of period	$3,604,869	$2,571,524
Provision for current loan originations (1)	643,284	1,148,334
Charge-offs, net of recaptured amounts	(201,865)	(114,989)
Balance, at December 31	$4,046,288	$3,604,869
__________
(1)	Included in Mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. The Company also retains loss reserves for loans that the Company originated between 2005 and 2007, in which the possibility of an investor claim or potential settlement may still exist. During 2019, reserves were added at a rate of 2.5 basis points per loan originated, the equivalent of $250 per $1,000,000 in loans originated. During 2018, reserves were added at an average rate of 5.0 basis points per loan originated.

Based on the Company’s best estimate for potential loan losses and considering published industry data, loss reserve basis points are established to create an adequate reserve. The reserve is intended to cover both expected losses on recent period loan production and possible losses on earlier loans that were sold. The strong housing market over the last several years has reduced the Company’s exposure to losses on more recent loan production, but exposure still remains on older loans.

During the period from 2006 to 2019, over $60 million has been reserved for loan losses. A large majority of that reserve has been used to settle investor claims or potential claims on alternative documentation loans originated between 2005 to 2007. As the time since the origination of these loans has increased, estimating the potential of a claim being made, when it might be made, the validity of the claim, and the amount of such claim becomes more difficult. However, because some loans remain from the original 2005 to 2007 time period that have not been settled, the Company still includes a reserve for the potential of future loan demands and potential settlements of such loans. As of December 31, 2019, the loan loss reserve includes an estimate of approximately $3,000,000 for remaining losses still to be settled on loans from this time period with a general reserve for more recent loan production. Thus, the Company believes that the final loan loss reserve as of December 31, 2019, represents its best estimate for adequate loss reserves on loans sold.

The Company believes that actual loan loss experience could change in the near-term from the established reserve based upon claims that could be asserted by a third-party investor. The Company believes there is potential to resolve any alleged claims by a third-party investor on acceptable terms. If the Company is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third-party investor, the Company believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

4) Receivables

Receivables consist of the following:

	December 31
	2019	2018
Trade contracts	$2,795,471	$2,816,225
Receivables from sales agents	2,962,571	3,079,688
Other	5,202,444	4,559,272
Total receivables	10,960,486	10,455,185
Allowance for doubtful accounts	(1,724,156)	(1,519,842)
Net receivables	$9,236,330	$8,935,343

5) Value of Business Acquired, Intangible Assets and Goodwill

Information with regard to value of business acquired was as follows:

	December 31
	2019		2018
Balance at beginning of year	$5,765,190		$6,588,759
Value of business acquired	4,962,831	(1)	-
Imputed interest at 7% included in earnings	472,916		421,122
Amortization included in earnings	(1,320,456)		(1,244,691)
Shadow amortization included in other comprehensive income	(3,834)		-
Net amortization	(851,374)		(823,569)
Balance at end of year	$9,876,647		$5,765,190
_________
(1)	See Note 20 regarding the acquisition of Kilpatrick Life Insurance Company

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,194,000, $1,065,000, $985,000, $916,000, and $845,000 for the years 2020 through 2025. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2019, value of business acquired is being amortized over a weighted average life of 6.8 years.

The carrying value of the Company’s intangible assets were as follows:

		December 31
		2019		2018
Intangible asset - customer lists	15 years	$890,000	(1)	$890,000	(1)
Intangible asset - trade name	15 years	$610,000	(2)	$-
Less accumulated amortization		(98,222)		(34,611)
Balance at end of year		$1,401,778		$855,389
_________
(1)	See Note 20 regarding the acquisition of Beta Capital Corp.
(2)	See Note 20 regarding the acquisition of Kilpatrick Life Insurance Company

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

5) Value of Business Acquired, Intangible Assets and Goodwill (Continued)

Information regarding goodwill by segment was as follows:

	Life Insurance	Cemetery/Mortuary		Total
Balance at January 1, 2018:
Goodwill	$2,765,570	$-		$2,765,570
Accumulated impairment	-	-		-
Total goodwill, net	2,765,570	-		2,765,570

Balance at December 31, 2018:
Goodwill	2,765,570	-		2,765,570
Accumulated impairment	-	-		-
Total goodwill, net	2,765,570	-		2,765,570

Acquisition	-	754,018	(1)	754,018

Balance at December 31, 2019:
Goodwill	2,765,570	754,018		3,519,588
Accumulated impairment	-	-		-
Total goodwill, net	$2,765,570	$754,018		$3,519,588
_________
(1)	See Note 20 regarding the acquisition of Probst Family Funerals and Cremations and Heber Valley Funeral Home

Goodwill of $3,519,588 is not amortized but is tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill for the years ended December 31, 2019 and 2018.

6) Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2019	2018
Land and buildings	$15,131,301	$7,775,922
Furniture and equipment	18,987,984	16,731,457
	34,119,285	24,507,379
Less accumulated depreciation	(19,518,891)	(17,496,601)
Total	$14,600,394	$7,010,778

Depreciation expense for the years ended December 31, 2019 and 2018 was $1,711,369 and $1,867,001, respectively. During 2019, the Company transferred $3,261,259 from real estate held for investment to property and equipment. This transfer is shown as a non cash item on the consolidated statements of cash flows. See Note 20 for additional information regarding property and equipment acquired through acquisitions.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

7) Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31
	2019	2018
2.25% above the monthly LIBOR rate plus 1/16th of the monthly LIBOR rate note payable in monthly principal payments of $13,167 plus interest, collateralized by real property with a book value of approximately $4,244,000, due September 2021.	$2,659,769	$2,817,775

4.27% fixed note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2021.	1,238,619	1,817,905

Prime rate note payable in monthly installments of $75,108 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2024.	4,000,000	-

4.40% fixed note payable in monthly installments of $46,825 including principal and interest, collateralized by real property with a book value of approximately $12,923,000, due January 2026.	7,247,651	7,492,140

4.329% fixed note payable in monthly installments of $9,775 including principal and interest, collateralized by real property with a book value of approximately $3,261,000, due September 2025.	1,896,450	1,929,725

2.5% above the monthly LIBOR rate plus 1/16th of the monthly LIBOR rate construction loan payable in monthly principal payments of $113,000 plus interest, collateralized by real property with a book value of approximately $49,378,000, due August 2020.	33,811,559	30,796,861

4.7865% fixed interest only note payable in monthly installments, collateralized by real property with a book value of approximately $18,009,000, due June 2028.	9,200,000	9,200,000

1 month LIBOR rate plus 3% loan purchase agreement with a warehouse line availability of $100,000,000, matures June 2020.	88,509,536	60,438,156

1 month LIBOR rate plus 3% loan purchase agreement with a warehouse line availability of $100,000,000, matures September 2020.	67,537,600	25,680,649

Other short-term borrowings (1)	1,250,000	47,250,000

Finance lease liabilities	153,439	-

Other loans payable	67,989	97,977
Total bank and other loans	217,572,612	187,521,188

Less current installments	192,985,602	165,219,632
Bank and other loans, excluding current installments	$24,587,010	$22,301,556
________
(1)	Federal Home Loan Bank and Revolving Lines of Credit

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

7) Bank and Other Loans Payable (Continued)

Sources of Liquidity

Federal Home Loan Bank Membership

The Federal Home Loan Banks (“the FHLBs”) are a group of cooperatives that lending institutions use to finance housing and economic development in local communities.  The Company is a member of the FHLB based in Des Moines, Iowa and based in Dallas, Texas.  As a member of the FHLB, the Company is required to maintain a minimum investment in capital stock of the FHLB and may pledge collateral to the bank for advances of funds to be used in its operations.

Federal Home Loan Bank of Des Moines

At December 31, 2019, the amount available for borrowings from the FHLB of Des Moines was approximately $57,727,738, compared with $534,579 at December 31, 2018. United States Treasury fixed maturity securities with an estimated fair value of $59,877,900 at December 31, 2019 have been pledged at the FHLB of Des Moines as collateral for current and potential borrowings compared with $49,342,210 at December 31, 2018.  At December 31, 2019, the Company had no outstanding FHLB borrowings. At December 31, 2019, the Company’s total investment in FHLB stock was $806,500 compared with $2,548,700 at December 31, 2018. The Company’s decreased investment in FHLB stock was a result of its decrease in short-term FHLB borrowings during 2019.

Federal Home Loan Bank of Dallas

The membership of the FHLB of Dallas was acquired with the acquisition of Kilpatrick Life Insurance Company. See Note 20 regarding this acquisition. At December 31, 2019, the Company’s total investment in FHLB stock was $87,800. The Company does not have any collateral pledged at the FHLB of Dallas or any outstanding borrowings.

Revolving Lines of Credit

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75%, secured by the capital stock of Security National Life and maturing September 30, 2020, renewable annually. At December 31, 2019, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit. The standby letter of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2019, there were no amounts outstanding under the revolving line-of-credit.

The Company also has a $2,500,000 revolving line-of-credit with a bank with interest payable at the overnight LIBOR rate plus 2.25% maturing September 30, 2020. As of December 31, 2019, there was $1,250,000 outstanding under the revolving line-of-credit.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

7) Bank and Other Loans Payable (Continued)

The agreements for both warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  As of December 31, 2019, the Company had approximately $67,538,000 and $88,510,000 outstanding on the Texas Capital Bank and Wells Fargo warehouse lines, respectively, and was in compliance with all debt covenants.

The following tabulation shows the combined maturities of bank and other loans payable:

2019	$192,985,602
2020	4,256,684
2021	1,151,703
2022	1,218,742
2023	1,247,461
Thereafter	16,712,420
Total	$217,572,612

Interest expense in 2019 and 2018 was $7,386,688 and $6,956,707, respectively. Interest paid in 2019 and 2018 was $7,284,078 and $6,878,048, respectively.

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

The components of the cemetery perpetual care investments and obligation are as follows:

	December 31
	2019	2018
Cash and cash equivalents	$1,306,740	$1,557,506
Fixed maturity securities, available for sale, at estimated fair value	975,673	990,390
Equity securities, at estimated fair value	1,605,451	483,353
Commerical mortgage loans held for investment	524,000	-
Real estate held for investment	-	1,304,620
Note receivables from Cottonwood Mortuary, Singing Hills
Cemetery and Memorial Estates eliminated in consolidation	1,541,120	1,606,155
Total cemetery perpetual care trust investments	5,952,984	5,942,024
Cemetery perpetual care obligation	(3,933,719)	(3,821,979)
Trust investments in excess of trust obligations	$2,019,265	$2,120,045

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

Restricted assets are summarized as follows:

	December 31
	2019	2018
Cash and cash equivalents (1)	$8,674,214	$7,179,225
Mutual funds, at estimated fair value	-	677,795
Fixed maturity securities, available for sale, at estimated fair value	1,008,867	1,258,397
Equity securities, at estimated fair value	1,976,480	66,878
Participating interests in mortgage loans held for investment with Security National Life	2,275,756	1,799,267
Total	$13,935,317	$10,981,562
_________
(1)	Including cash and cash equivalents of $7,170,092 and $5,668,580 as of December 31, 2019 and 2018, respectively, for the life insurance and mortgage segments.

A surplus note receivable in the amount of $4,000,000 at December 31, 2019 and 2018, from Security National Life, was eliminated in consolidation.

See Notes 1 and 17 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

9) Income Taxes

The Company’s income tax liability is summarized as follows:

	December 31
	2019	2018
Current	$1,410,153	$473,800
Deferred	17,276,819	15,649,198
Total	$18,686,972	$16,122,998

Significant components of the Company’s deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2019	2018
Assets
Future policy benefits	$(12,450,229)	$(8,293,592)
Loan loss reserve	(1,053,256)	(938,496)
Unearned premium	(760,556)	(823,299)
Available for sale securities	-	(366,279)
Net operating loss	(438,420)	(593,272)
Deferred compensation	(1,996,865)	(1,677,118)
Deposit obligations	(619,633)	(610,769)
Other	(1,020,718)	(185,557)
Less: Valuation allowance	2,439,394	-
Total deferred tax assets	(15,900,283)	(13,488,382)

Liabilities
Deferred policy acquisition costs	15,536,717	15,255,960
Basis difference in property and equipment	3,638,512	4,309,162
Value of business acquired	2,074,096	1,210,690
Deferred gains	5,169,104	6,267,373
Trusts	1,064,387	1,064,387
Tax on unrealized appreciation	5,694,286	1,030,008
Total deferred tax liabilities	33,177,102	29,137,580
Net deferred tax liability	$17,276,819	$15,649,198

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.  For the year ended December 31, 2019, the Company has recorded a valuation allowance related to Kilpatrick Life Insurance Company that was acquired in December 2019. See Note 20 regarding the acquisition.

The Company paid $4,861,318 and $5,701,565 in income taxes for the years ended December 31, 2019 and 2018, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

9) Income Taxes (Continued)

The Company’s income tax expense is summarized as follows for the years ended December 31:

	2019	2018
Current
Federal	$4,404,041	$6,933,145
State	504,272	166,567
	4,908,313	7,099,712
Deferred
Federal	(1,551,725)	(1,838,947)
State	(306,172)	(766,454)
	(1,857,897)	(2,605,401)

Total	$3,050,416	$4,494,311

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2019	2018
Computed expense at statutory rate	$2,928,226	$5,497,882
State tax expense, net of federal tax benefit	156,499	(473,911)
Change in valuation allowance	194,364	-
Other, net	(228,673)	(529,660)
Income tax expense	$3,050,416	$4,494,311

The Company’s overall effective tax rate for the years ended December 31, 2019 and 2018 was 21.9% and 17.2%, respectively.  The Company’s effective tax rates differ from the U.S. federal statutory corporate income tax rate of 21% partially due to its provision for state income taxes and an increase to the valuation allowance related to Kilpatrick Life Insurance Company that increased the effective income tax rate when compared to the prior year.

At December 31, 2019, the Company had no significant unrecognized tax benefits. As of December 31, 2019, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2016 through 2019 are subject to examination by taxing authorities.

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2020	$114,601
2021	17,101
2022	-
2023	-
2024	-
Thereafter up through 2037	1,701,126

$1,832,828

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

10) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2019 and 2018. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $99,000,000 and approximately $103,000,000 at December 31, 2019 and 2018, respectively.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that its reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2019 and 2018, the balances were $4,046,000 and $3,605,000, respectively.

During the period from 2006 to 2019, over $60 million has been reserved for loan losses. A large majority of that reserve has been used to settle investor claims or potential claims on alternative documentation loans originated between 2005 to 2007. As the time since the origination of these loans has increased, estimating the potential of a claim being made, when it might be made, the validity of the claim, and the amount of such claim becomes more difficult. However, because some loans remain from the original 2005 to 2007 time period that have not been settled, the Company still includes a reserve for the potential of future loan demands and potential settlements of such loans. As of December 31, 2019, the loan loss reserve includes an estimate of approximately $3,000,000 for remaining losses still to be settled on loans from this time period with a general reserve for more recent loan production. Thus, the Company believes that the final loan loss reserve as of December 31, 2019, represents its best estimate for adequate loss reserves on loans sold.

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
Years Ended December 31, 2019 and 2018

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

On September 17, 2018, certain defendants, including SecurityNational Mortgage, also filed a notice of appeal, and thereafter a motion for leave to file an interlocutory appeal as to the Bankruptcy Court’s Decision pertaining to jurisdiction and improper venue as a “protective” appeal should the District Court decide not to treat the Decision as findings of fact and conclusions of law. Separately, certain other defendants also filed a notice of appeal and motion for leave to file an interlocutory appeal with respect to the Bankruptcy Court’s Decision concerning improper venue. Lehman Holdings filed its response on October 22, 2018, and defendants filed a joint reply to Lehman Holdings’ response on November 26, 2018. The motions to file appeals were consolidated before Valerie Caproni, U.S. District Court Judge, Case No. 18-cv-08986 (VEC). Case No. 18-mc-00392 (VEC) was also before Judge Caproni.

On October 1, 2018, Lehman Holdings filed a motion for leave to file Third Amended Complaints against numerous defendants including SecurityNational Mortgage. In addition to the Fannie Mae and Freddie Mac related loans, the amendments and supplements include additional mortgage loans sold to Lehman Holdings that were packaged for securitization (“RMBS loans”). The RMBS loans had allegedly been sold by defendants to Lehman Bank that, in turn, sold them to Lehman Holdings. The allegations pertaining to the RMBS loans include, e.g., purported breaches of representations and warranties made to the securitization trusts by Lehman Holdings. Lehman Holdings asserts that it made representations and warranties purportedly based in part by representations and warranties made to Lehman Bank by loan originators, including SecurityNational Mortgage.

On May 8, 2019, Judge Caproni issued her Opinion and Order denying the motion for an interlocutory appeal of the bankruptcy court’s ruling relative to jurisdiction and venue. Further, the judge denied the motion for immediate de novo review of the bankruptcy court’s ruling indicating that de novo review can be left for the future.

The alleged RMBS loans in dispute with SecurityNational Mortgage allegedly involve millions of dollars pertaining to approximately 577 mortgage loans in addition to the Fannie Mae and Freddie Mac related loans. Lehman Holdings also moved the Court to simultaneously allow alternative dispute resolution procedures to take place including potential mediation. Over objections, at a hearing on October 29, 2018, the Court granted Lehman Holdings’ motion to amend or supplement its complaints adding the RMBS loans, and also to mandate alternative dispute resolution procedures affecting many defendants, including SecurityNational Mortgage.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

10) Reinsurance, Commitments and Contingencies (Continued)

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

In response to a Court order, certain defendants referenced in the Second Amended Complaint and the RMBS Complaints negotiated with Lehman Holdings concerning an amended case management order pertaining to certain case procedures and management for both lawsuits including, but not limited to, timing for filing motions and answering the complaints, and provisions concerning discovery such as document production, taking depositions, and use of experts. At a hearing held on March 7, 2019, the Court considered differences of the parties as to the content of an amended case management order, and thereafter signed an amended case management order dated March 13, 2019. SecurityNational Mortgage filed an answer and amended answer in the Fannie Mae and Freddie Mac case, and in the RMBS case. Discovery is in process.

Lehman Holdings sent an Indemnification Alternative Dispute Resolution Notice to SecurityNational Mortgage dated August 1, 2019. SecurityNational Mortgage sent its Statement of Position to Lehman Brothers Holdings dated September 3, 2019 in response to the notice. Thereafter, Lehman Holdings sent its Reply dated October 2, 2019 to SecurityNational Mortgage. On January 9, 2020, SecurityNational Mortgage submitted further information to the mediator. Mediation was set to take place on January 23, 2020 in New York.

On January 15, 2020, SecurityNational Mortgage filed a motion to dismiss Lehman Holdings’ RMBS action in the Bankruptcy Court for lack of subject matter jurisdiction and standing. It was not filed in the Bankruptcy Court but in the United States District Court for the Southern District of New York. The District Court referred the matter to a magistrate judge for general pretrial, which “includes scheduling, discovery, non-dispositive pretrial motions, and settlement,” as well as for “a Report and Recommendation” as to the pending motion. The final disposition of the motion will be with the District Court judge. Lehman Holdings has asked the District Court to transfer the case to one of two other judges allegedly due to related matters. No action has been taken by the District Court on the request.

However, a briefing schedule is in place before the original assigned magistrate judge. Lehman Holdings’ response brief to SecurityNational Mortgage’s motion is due March 6, 2020, and SecurityNational Mortgage’s reply brief is due April 6, 2020. In view of SecurityNational Mortgage’s motion to dismiss, Lehman Holdings requested that the mediation set for January 23, 2020 be adjourned “pending resolution of your [SecurityNational Mortgage] motion by the court.” On January 17, 2020, the mediator adjourned the scheduled mediation without a date.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements. See Note 24 regarding leases.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2019, the Company’s commitments were approximately $123,601,000, for these loans of which $90,566,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for the years ended December 31, 2019 and 2018. On November 25, 2019, the Company distributed a “Notice of Intent to Terminate” the ESOP Plan to all current plan participants.  The Company also filed Form 5310 “Application for Determination for Terminating Plan”, with the IRS on December 6, 2019.  The Company is awaiting approval of its application from the IRS prior to its final distribution of the ESOP Plan assets to the participants. At December 31, 2019, the ESOP held 495,618 shares of Class A and 307,491 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $19,000 and $18,500 for the years 2019 and 2018, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for the years ended December 31, 2019 and 2018 was $695,560 and $1,480,913, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2019 and 2018.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

11) Retirement Plans (Continued)

Effective December 4, 2018, the Board members approved a motion to extend Mr. Quist’s employment agreement, dated December 4, 2012, for an additional four-year term ending December 2022. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level of compensation.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $660,000 and $660,000 during the years ended December 31, 2019 and 2018, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $5,722,837 and $5,191,670 as of December 31, 2019 and 2018, respectively.

The Company, through its wholly owned subsidiary, SecurityNational Mortgage, also has an employment agreement with its former Vice President of Mortgage Operations and President of SecurityNational Mortgage, who retired from the Company on December 31, 2015. Under the terms of the employment agreement, this individual is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments are paid monthly during the ten-year period. In the event that this individual dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The company paid $133,843 and $133,843 in retirement compensation to this individual during the years ended December 31, 2019 and 2018, respectively. The liability accrued was $803,055 and $841,591 as of December 31, 2019 and 2018, respectively and is included in Other liabilities and accrued expenses on the consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

Stockholders of both Class A and Class C common stock have received 5% stock dividends in the years 1990 through 2019, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

The following table summarizes the activity in shares of capital stock for the two-year period ended December 31, 2019:

	Class A	Class C
Outstanding shares at December 31, 2017	14,535,577	2,089,374

Exercise of stock options	38,473	-
Stock dividends	730,560	104,457
Conversion of Class C to Class A	188	(188)

Outstanding shares at December 31, 2018	15,304,798	2,193,643

Exercise of stock options	32,517	191,443
Stock dividends	767,178	119,087
Conversion of Class C to Class A	3,286	(3,286)

Outstanding shares at December 31, 2019	16,107,779	2,500,887

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

12) Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	2019	2018
Numerator:
Net earnings	$10,893,519	$21,686,079

Denominator:

Denominator for basic earnings per share-weighted-average shares	18,104,681	17,968,062

Effect of dilutive securities
Employee stock options	124,435	220,603
Dilutive potential common shares	124,435	220,603

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	18,229,116	18,188,665

Basic earnings per share	$0.60	$1.21
Diluted earnings per share	$0.60	$1.19

For the years ended December 31, 2019 and 2018, there were 382,289 and 862,915 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

13) Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $256,996 and $237,123 has been recognized under these plans for the years ended December 31, 2019 and 2018, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2019, the total unrecognized compensation expense related to the options issued in December 2019 was $230,446, which is expected to be recognized over the vesting period of one year.

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

The following table summarizes the assumptions used in estimating the fair value of each option granted along with the weighted-average fair value of the options granted:

			Assumptions
Grant Date	Plan	Weighted-Average Fair Value of Each Option	Expected Dividend Yield	Underlying stock FMV	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (years)
December 6, 2019	All Plans	$0.96	5%	$5.19	32.79%	1.64%	4.83

January 17, 2019	All Plans	$1.12	5%	$4.98	36.04%	2.56%	5.31

November 30, 2018	All Plans	$1.12	5%	$4.91	34.61%	2.86%	4.56

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

13) Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	880,426	$4.35	523,603	$5.24
Adjustment for the effect of stock dividends	48,168		27,491
Granted	142,000		90,000
Exercised	(42,211)		-
Cancelled	(17,109)		(63,814)

Outstanding at December 31, 2018	1,011,274	$4.49	577,280	$5.15
Adjustment for the effect of stock dividends	51,018		28,295
Granted	81,000		180,000
Exercised	(45,834)		(191,443)
Cancelled	(11,405)		-

Outstanding at December 31, 2019	1,086,053	$4.41	594,132	$5.36

Exercisable at end of year	1,002,603	$4.34	405,132	$5.40

Available options for future grant	205,664		-

Weighted average contractual term of options outstanding at December 31, 2019	5.62 years		5.82 years

Weighted average contractual term of options exercisable at December 31, 2019	5.26 years		4.54 years

Aggregated intrinsic value of options outstanding at December 31, 2019 (1)	$1,291,602		$2,177,223

Aggregated intrinsic value of options exercisable at December 31, 2019 (1)	$1,259,786		$159,028
_________
(1)	The Company used a stock price of $5.57 as of December 31, 2019 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2019 and 2018 was $271,220 and $123,154, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Statutory Net Income			Statutory Capital and Surplus
	2019		2018	2019	2018
Amounts by insurance subsidiary:
Security National Life Insurance Company	$3,589,552		$17,963,528	$49,390,181	$47,184,064
Kilpatrick Life Insurance Company	12,752,100	(1)	-	15,208,071	-
First Guaranty Insurance Company	1,078,733		1,042,683	6,352,670	5,786,369
Memorial Insurance Company of America	(107)		94	1,088,559	1,088,880
Southern Security Life Insurance Company, Inc.	87		68	1,588,396	1,586,915
Trans-Western Life Insurance Company	3,773		5,460	512,163	508,390
Total	$17,424,138		$19,011,833	$74,140,040	$56,154,618
_________
(1)	Includes 12 months even though Kilpatrick Life Insurance Company wasn't acquired by the Company until December 2019.

The Utah, Arkansas, Louisiana, Mississippi and Texas Insurance Departments impose minimum risk-based capital (RBC) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries each have a ratio that is greater than the first level of regulatory action as of December 31, 2019.

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

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay a stockholder dividend to the Company as long as the Company provides the Utah Insurance Commissioner (the “Utah Commissioner”) with at least 30 days notice and the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) net gain from operations, not including realized capital gains, for the immediately preceding calendar year, not including pro rata distributions of the Company’s own securities. In determining whether a dividend is extraordinary, the Company may include carryforward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. Security National Life Insurance Company will be permitted to pay a dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Utah Commissioner and the Utah Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In all cases, a dividend may not be paid that would reduce the insurer’s total adjusted capital below the insurer’s company action level risk-based capital, as defined for statutory reporting purposes. Amounts available to be paid as dividends in the next 12 months totals approximately $4,795,000.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

14) Statutory Financial Information and Dividend Limitations (Continued)

Under the Louisiana Insurance Code, First Guaranty Insurance Company and Kilpatrick Life Insurance Company are permitted to pay a stockholder dividend to Security National Life as long as their capital has been (i) fully paid in cash, (ii) is unimpaired, (iii) has a surplus beyond its capital stock and (iv) has a surplus beyond its minimum required surplus. In 2018, First Guaranty Insurance Company paid to Security National Life a cash dividend of $500,000 and Kilpatrick Life Insurance Company paid a cash dividend of $3,000,000. Amounts available to be paid as dividends at December 31, 2019 totaled approximately $2,453,000 for First Guaranty Insurance Company and totaled approximately $11,508,000 for Kilpatrick Life Insurance Company.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

15) Business Segment Information (Continued)

	2019
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$81,860,610	$15,296,235	$131,976,082	$-	$229,132,927
Net investment income	41,610,831	579,995	828,647	-	43,019,473
Gains on investments and other assets	138,330	530,098	59,939	-	728,367
Other revenues	2,128,961	95,197	7,956,005	-	10,180,163
Intersegment revenues:
Net investment income	4,455,034	443,548	508,637	(5,407,219)	-
Total revenues	130,193,766	16,945,073	141,329,310	(5,407,219)	283,060,930
Expenses:
Death, surrenders and other policy benefits	44,911,805	-	-	-	44,911,805
Increase in future policy benefits	23,568,497	-	-	-	23,568,497
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	14,199,152	435,425	-	-	14,634,577
Selling, general and administrative expenses:
Commissions	3,632,780	1,084,079	52,046,032	-	56,762,891
Personnel	20,311,591	5,177,810	38,731,869	-	64,221,270
Advertising	595,118	368,173	3,821,267	-	4,784,558
Rent and rent related	451,380	47,525	6,556,551	-	7,055,456
Depreciation on property and equipment	477,247	428,633	805,489	-	1,711,369
Cost related to funding mortgage loans	-	-	6,278,954	-	6,278,954
Intersegment	412,853	180,594	544,463	(1,137,910)	-
Other	11,769,097	3,241,023	19,912,641	-	34,922,761
Interest expense:
Intersegment	490,756	154,615	3,623,938	(4,269,309)	-
Other	2,808,081	288,768	4,289,839	-	7,386,688
Costs of goods and services sold-mortuaries and cemeteries	-	2,878,169	-	-	2,878,169
Total benefits and expenses	123,628,357	14,284,814	136,611,043	(5,407,219)	269,116,995
Earnings before income taxes	$6,565,409	$2,660,259	$4,718,267	$-	$13,943,935
Income tax benefit (expense)	(1,085,848)	(649,144)	(1,315,424)	-	(3,050,416)
Net earnings	$5,479,561	$2,011,115	$3,402,843	$-	$10,893,519

Identifiable assets	$1,110,641,526	$81,014,182	$249,970,323	$(110,701,544)	$1,330,924,487

Goodwill	$2,765,570	$754,018	$-	$-	$3,519,588

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

15) Business Segment Information (Continued)

	2018
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$75,928,910	$13,726,518	$116,185,853	$-	$205,841,281
Net investment income	38,720,365	283,343	909,559	-	39,913,267
Gains on investments and other assets	21,396,282	2,301,342	243,555	-	23,941,179
Other revenues	1,636,901	128,797	8,157,302	-	9,923,000
Intersegment revenues:
Net investment income	3,972,532	429,312	503,794	(4,905,638)	-
Total revenues	141,654,990	16,869,312	126,000,063	(4,905,638)	279,618,727
Expenses:
Death, surrenders and other policy benefits	39,185,087	-	-	-	39,185,087
Increase in future policy benefits	24,332,088	-	-	-	24,332,088
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	11,270,579	360,767	-	-	11,631,346
Selling, general and administrative expenses:
Commissions	3,242,745	1,222,642	45,825,965	-	50,291,352
Personnel	18,489,063	4,773,866	44,106,023	-	67,368,952
Advertising	566,154	333,852	3,702,585	-	4,602,591
Rent and rent related	321,701	33,138	7,250,536	-	7,605,375
Depreciation on property and equipment	400,686	372,469	1,093,846	-	1,867,001
Cost related to funding mortgage loans	-	-	6,423,944	-	6,423,944
Intersegment	402,213	182,009	531,370	(1,115,592)	-
Other	10,094,626	3,046,902	17,873,471	-	31,014,999
Interest expense:
Intersegment	481,587	173,807	3,134,652	(3,790,046)	-
Other	2,744,841	294,535	3,917,331	-	6,956,707
Costs of goods and services sold-mortuaries and cemeteries	-	2,158,895	-	-	2,158,895
Total benefits and expenses	111,531,370	12,952,882	133,859,723	(4,905,638)	253,438,337
Earnings before income taxes	$30,123,620	$3,916,430	$(7,859,660)	$-	$26,180,390
Income tax benefit (expense)	(5,275,662)	(946,820)	1,728,171	-	(4,494,311)
Net earnings	$24,847,958	$2,969,610	$(6,131,489)	$-	$21,686,079

Identifiable assets	$928,251,387	$90,639,130	$159,680,649	$(130,525,613)	$1,048,045,553

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

16) Related Party Transactions

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company. The Company and its Board of Directors is unaware of any related party transactions that require disclosure as of December 31, 2019.

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Fixed Maturity Securities Available for Sale: The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements (considered Level 3 investments), are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

17) Fair Value of Financial Instruments (Continued)

Cemetery Perpetual Care Trust Investments:  A portion of these assets include equity securities and fixed maturity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature

Loan Commitments and Forward Sale Commitments: The Company’s mortgage segment enters into loan commitments with potential borrowers and forward sale commitments to sell loans to third-party investors. The Company also uses a hedging strategy for these transactions. A loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after issuance of the loan commitment. Loan commitments are defined to be derivatives under GAAP and are recognized at fair value on the consolidated balance sheets with changes in their fair values recorded in current earnings.

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

Impaired Real Estate Held for Investment: The Company believes that in an orderly market, fair value will approximate the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for future estimated policy claims.

It should be noted that for replacement cost, when determining the fair value of real estate held for investment, the Company uses a provider of building cost information to the real estate construction industry. For the investment analysis, the Company used market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company also considers area comparables and property condition when determining fair value.

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
Years Ended December 31, 2019 and 2018

17) Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$355,977,820	$-	$352,761,438	$3,216,382
Equity securities	7,271,165	7,271,165	-	-
Loans held for sale	213,457,632	-	-	213,457,632
Restricted assets (1)	1,008,867	-	1,008,867	-
Restricted assets (2)	1,976,480	1,976,480	-	-
Cemetery perpetual care trust investments (1)	975,673	-	975,673	-
Cemetery perpetual care trust investments (2)	1,605,451	1,605,451	-	-
Derivatives - loan commitments (3)	2,722,580	-	-	2,722,580
Total assets accounted for at fair value on a recurring basis	$584,995,668	$10,853,096	$354,745,978	$219,396,594

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(62,265)	$(62,265)	$-	$-
Derivatives - put options (4)	(22,282)	(22,282)	-	-
Derivatives - loan commitments (4)	(231,347)	-	-	(231,347)
Total liabilities accounted for at fair value on a recurring basis	$(315,894)	$(84,547)	$-	$(231,347)

__________
(1)	Fixed maturity securities available for sale
(2)	Mutual funds and equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair		Significant	Range of Inputs
	Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2019	Technique	Input(s)	Value	Value	Average
Loans held for sale	$213,457,632	Market approach	Investor contract pricing as a percentage of unpaid principal balance	98.0%	109.0%	103.0%

Derivatives - loan commitments (net)	2,491,233	Market approach	Fall-out factor	1.0%	92.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	318 bps	79 bps

Fixed maturity securities available for sale	3,216,382	Broker quotes	Pricing quotes	$95.02	$115.80	$107.98

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

17) Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2018	$1,591,816	$136,210,853	$-
Originations/purchases	-	2,606,839,175	-
Sales	-	(2,580,875,055)	-
Transfer to mortgage loans held for investment	-	(31,881,851)	-
Transfer from fixed maturity securities held to maturity	-		3,216,382
Total gains (losses):
Included in earnings (1)	899,417	83,164,510	-

Balance - December 31, 2019	$2,491,233	$213,457,632	$3,216,382
___________
(1)	As a component of mortgage fee income on the consolidated statements of earnings

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,302,025	$-	$-	$1,302,025
Impaired real estate held for investment	8,375,884	-	-	8,375,884
Total assets accounted for at fair value on a nonrecurring basis	$9,677,909	$-	$-	$9,677,909

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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
__________
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
_________
(1)	As a component of mortgage fee income on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2019 and 2018.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$110,253,678	$-	$-	$115,320,638	$115,320,638
Residential construction	88,651,967	-	-	88,651,967	88,651,967
Commercial	37,788,901	-	-	39,289,462	39,289,462
Mortgage loans held for investment, net	$236,694,546	$-	$-	$243,262,067	$243,262,067
Policy loans	14,762,805	-	-	14,762,805	14,762,805
Insurance assignments, net (1)	39,614,939	-	-	39,614,939	39,614,939
Restricted assets (2)	2,275,756	-	-	2,289,679	2,289,679
Cemetery perpetual care trust investments (2)	524,000	-	-	536,553	536,553
Mortgage servicing rights, net	17,155,529	-	-	22,784,571	22,784,571

Liabilities
Bank and other loans payable	$(217,572,612)	$-	$-	$(217,572,612)	$(217,572,612)
Policyholder account balances (3)	(45,154,180)	-	-	(41,828,469)	(41,828,469)
Future policy benefits - annuities (3)	(113,579,830)	-	-	(117,304,614)	(117,304,614)
_________
(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

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
_________
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
Years Ended December 31, 2019 and 2018

17) Fair Value of Financial Instruments (Continued)

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

18) Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2019	2018
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01) for equity securities	$-	$(603,170)

Unrealized gains on fixed maturity securities available for sale	17,315,770	-
Reclassification adjustment for net realized gains in net income	-	-
Net unrealized gains before taxes	17,315,770	-
Tax expense	(3,636,311)	-
Net	13,679,459	-
Unrealized gains on restricted assets (1)	35,550	-
Tax expense	(8,856)	-
Net	26,694	-
Unrealized gains on cemetery perpetual care trust investments (1)	29,904	-
Tax expense	(7,449)	-
Net	22,455	-
Unrealized gains for foreign currency translations adjustments	972	(3,761)
Tax expense	(243)	938
Net	729	(2,823)
Other comprehensive income changes	$13,729,337	$(605,993)
______
(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

18) Accumulated Other Comprehensive Income (Continued)

The following is the accumulated balances of other comprehensive income as of December 31, 2019:

	Beginning Balance December 31, 2018	Change for the period	Ending Balance December 31, 2019
Unrealized gains on fixed maturity securities available for sale	$-	$13,679,459	$13,679,459
Unrealized gains on restricted assets (1)	-	26,694	26,694
Unrealized gains on cemetery perpetual care trust investments (1)	-	22,455	22,455
Foreign currency translation adjustments	(2,823)	729	(2,094)
Other comprehensive income (loss)	$(2,823)	$13,729,337	$13,726,514
_______
(1)	Fixed maturity securities available for sale
The following is the accumulated balances of other comprehensive income as of December 31, 2018:

	Beginning Balance December 31, 2017	Change for the period		Ending Balance December 31, 2018
Unrealized gains on equity securities, restricted assets and cemetery perpetual care trust investments	$603,170	$(603,170)	(1)	$-
Foreign currency translation adjustments	-	(2,823)		(2,823)
Other comprehensive income (loss)	$603,170	$(605,993)		$(2,823)
__________
(1)	Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-01)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

19)               Derivative Instruments

The following table shows the fair value and notional amounts of derivative instruments as of December 31, 2019 and 2018.

	Fair Values and Notional Amounts of Derivative Instruments

		December 31, 2019			December 31, 2018
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$224,202,514	$2,722,580	$231,347	$93,758,218	$1,969,967	$378,151
Call options	Other liabilities	1,813,500	--	62,265	805,500	--	4,629
Put options	Other liabilities	1,573,100	--	22,282	4,861,700	--	296,053
Total		$225,326,654	$2,722,580	$315,894	$99,425,418	$1,969,967	$678,833

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)
		Years ended December 31
Derivative	Classification	2019	2018
Loan commitments	Mortgage fee income	$899,417	$(404,773)

Call and put options	Gains on investments and other assets	$626,208	$187,786

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

20) Acquisitions

Kilpatrick Life Insurance Company

On December 13, 2019, the Company, through its wholly owned subsidiary, Security National Life Insurance Company (“Security National Life”) completed a stock purchase transaction with Kilpatrick Life Insurance Company, a Louisiana domiciled life insurance company (“Kilpatrick Life”) and its shareholders, which resulted in the purchase of all the outstanding shares of common stock of Kilpatrick Life. The closing of the transaction was subject to approval by the Louisiana Department of Insurance of the change of control of Kilpatrick Life, which was received on December 12, 2019.  Under the terms of the transaction, the total Purchase Price that Security National Life paid for all the shares held by the Kilpatrick shareholders was $23,779,940 subject to a $1,400,000 holdback, as agreed with the shareholders.

Kilpatrick Life has been in operation since 1932 and provides life insurance products and services through insurance plans such as permanent and term life insurance, asset protection plans, graded whole life insurance, and annuities.  Additionally, it provides insurance services for emergencies and pre‐arranged funeral services. Kilpatrick Life is based in Shreveport, Louisiana with additional offices in Jena, Alexandria, Minden, and Arcadia, Louisiana.

Kilpatrick Life employs a staff of almost 120 associates in four offices in Louisiana and is licensed to operate in Louisiana, Texas, Arkansas, Oklahoma, and Mississippi with the home office located in Shreveport, LA.  It is the mission of Kilpatrick Life to continue providing the utmost service and protection for its policyholders for generations to come.

Prior to the stock purchase transaction, Security National life and Kilpatrick Life entered into a coinsurance agreement, effective October 1, 2019. After the effective date, Security National Life, as coinsurer, agreed to be responsible for and was obligated with respect to 100% of the contractual liabilities under the Kilpatrick Life’s life insurance policies in accordance with the terms and conditions of the policies and applicable law. Unless otherwise directed by Security National Life, as coinsurer, Kilpatrick Life continued to administer the policies on behalf of Security National Life, as coinsurer, for the duration of the coinsurance agreement.

As part of the coinsurance agreement, effective October 1, 2019, Security National Life acquired the following assets and assumed the following contractual liabilities.

Other investments and policy loans	$9,124,459
Real estate held for investment	2,850,000
Mortgage loans held for investment	200,000
Receivables	131,258
Total assets acquired	12,305,717

Future policy benefits and unpaid claims	(165,404,970)
Other liabilities and accrued expenses	(5,259,341)
Total liabilities assumed	(170,664,311)
Cash received for reinsurance assumed	$158,358,594

Contemporaneous with the stock purchase transaction, both Kilpatrick Life and Security National Life, as coinsurer, agreed terminate the coinsurance agreement, to require the recapture of the life insurance policies by Kilpatrick Life and provided notification to the Louisiana Department of Insurance. The final settlement and transfer of the coinsurance trust assets from Security National Life back to Kilpatrick Life occurred shortly thereafter.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

20) Acquisitions (Continued)

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition, on December 13, 2019, are shown in the following table. At the time of acquisition some of these assets and liabilities became intercompany items, and the Company has eliminated them for consolidation.

Fixed maturity securities, available for sale	$22,766,520
Fixed maturity securities, held to maturity	16,436
Mortgage loans held for investment	8,011,660
Real estate held for investment	2,708,557
Other investments	446,655
Accrued investment income	183,527
Total investments	34,133,355

Cash and cash equivalents	6,900,654
Receivables, net	5,407,736	(1)
Receivables from reinsurers	168,105,064	(1)
Property and equipment, net	1,498,245
Value of business acquired	4,962,831
Deferred taxes	167,344
Other	712,323
Total assets acquired	221,887,552

Future policy benefits and unpaid claims	(189,071,407)
Accounts payable	(283,304)
Other liabilities and accrued expenses	(7,870,944)
Income taxes	(881,957)
Total liabilities assumed	(198,107,612)
Fair value of net assets acquired/consideration paid	$23,779,940

Fair value of net assets acquired/consideration paid, net of cash acquired	$16,879,286
_________
(1)	Receivable from reinsurers of $162,907,008 and receivables, net of $5,000,000 were settled with the recapture of the coinsurance agreement by Kilpatrick Life from Security National Life.

Kilpatrick Life’s revenues and net loss since the date of acquisition were $1,461,011 and $848,031, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018
20) Acquisitions (Continued)

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

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated February 15, 2019, Memorial Mortuary Inc. paid a net purchase price of $3,315,647 for the business and assets of Probst Family Funerals and Heber Valley Funeral Home, subject to a $150,000 holdback. In August 2019, this escrow account was settled and $137,550 was paid to the prior owners.

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows:

Cash	$53,859
Property and equipment	2,475,526
Receivables	13,620
Goodwill	754,018
Other	21,800
Total assets acquired	3,318,823

Bank and other loans payable	(3,176)
Total liabilities assumed	(3,176)
Fair value of net assets acquired/consideration paid	$3,315,647

Fair value of net assets acquired/consideration paid, net of cash acquired	$3,261,788

Probst Family Funerals and Heber Valley Funeral Home’s revenues and net earnings since the date of acquisition were $796,992 and $97,400, respectively.

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

Under the terms of the transaction, as set forth in the Stock Purchase Agreement, dated June 1, 2018, by and among the Company, Beta Capital and Maxson, the Company paid Maxson the purchase consideration at the closing of the transaction equal to the sum of (i) $890,000 in cash plus (ii) the accounts receivable value of $2,515,783, representing the total amount of the Company's outstanding receivables as of the closing date of June 1, 2018, for a total closing payment of $3,405,783. From the $3,405,783 closing payment, a holdback amount equal to $175,000 was deposited into an interest bearing escrow account. In November 2019, this escrow account was settled and $169,190 was paid to the prior owner.

The estimated fair values of the assets acquired at the date of acquisition were as follows:

Other investments - insurance assignments	$2,515,783
Other - customer list intangible asset	890,000
Total assets acquired	3,405,783
Fair value of net assets acquired/consideration paid	$3,405,783

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018
21) Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table presents the MSR activity for the periods presented.

	December 31
	2019	2018
Amortized cost:
Balance before valuation allowance at beginning of year	$20,016,822	$21,376,937
MSR additions resulting from loan sales	4,194,502	3,922,816
Amortization (1)	(7,055,795)	(5,282,931)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$17,155,529	$20,016,822

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$17,155,529	$20,016,822

Estimated fair value of MSRs at year end	$22,784,571	$28,885,316
_________
(1)	Included in other expenses on the consolidated statements of earnings

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2019 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2020	$2,999,452
2021	2,376,277
2022	1,971,249
2023	1,631,010
2024	1,359,492
Thereafter	6,818,049
Total	$17,155,529

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

21) Mortgage Servicing Rights (Continued)

During the years ended December 31, 2019 and 2018, the Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings:

	2019	2018
Contractual servicing fees	$7,212,164	$7,561,226
Late fees	365,477	319,244
Total	$7,577,641	$7,880,470

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	Years Ended December 31
	2019	2018
Servicing UPB	$2,804,139,415	$2,941,231,563

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2019	15.30	5.27	9.51
December 31, 2018	11.70	6.33	9.51

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

22) Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table provides information regarding future policy benefits and unpaid claims and the related receivable from reinsurers.

	Years Ended September 30
	2019	2018
Life	$654,585,723	$466,232,621
Annuities	113,579,831	98,137,615
Policyholder account balances	45,154,180	46,479,853
Accident and health	667,428	482,693
Other policyholder funds	4,530,227	4,431,296
Reported but unpaid claims	4,891,922	3,365,872
Incurred but not reported claims	2,191,607	1,269,764

Gross future policy benefits and unpaid claims	$825,600,918	$620,399,714

Receivable from reinsurers

Life	11,040,398	6,702,328
Annuities	4,038,007	4,078,666
Accident and health	90,113	-
Reported but unpaid claims	569,250	33,108
Incurred but not reported claims	10,000	6,000

Total receivable from reinsurers	15,747,768	10,820,102

Net future policy benefits and unpaid claims	$809,853,150	$609,579,612

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

23)  Revenues from Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

Contracts with Customers

Information about Performance Obligations and Contract Balances

The Company’s cemetery and mortuary segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled. The total contract liability for future obligations is included in deferred pre-need cemetery and mortuary contract revenues on the consolidated balance sheets and, as of December 31, 2019 and 2018, the balances were $12,607,978 and 12,508,625, respectively.

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred and the funds are placed in trust until the need arises, the merchandise is received or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. As of December 31, 2019 and 2018, the balances were $12,325,437 and $12,175,943, respectively.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from a manufacturer such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received. As of December 31, 2019 and 2018, the balances were $282,541 and $327,302, respectively. Deferred revenue for at-need specialty revenue is not placed in trust.

Deferred Pre-need Land Revenue: Deferred pre-need revenue and corresponding commissions are deferred until 10% of the funds are received from the customer through regular monthly payments. As of December 31, 2019 and 2018, the balances were $-0- and $5,380, respectively. Deferred pre-need land revenue is not placed in trust.

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2019)	$2,816,225	$-	$12,508,625
Closing (12/31/2019)	2,778,879	-	12,607,978
Increase/(decrease)	(37,346)	-	99,353

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2018)	$3,608,379	$-	$12,873,068
Closing (12/31/2018)	2,816,225	-	12,508,625
Increase/(decrease)	(792,154)	-	(364,443)
_______
(1)	Included in Receivables, net on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

23) Revenues from Contracts with Customers (Continued)

The following table disaggregates the opening and closing balances of the Company’s contract balances.

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$12,175,943
At-need specialty merchandise	-	327,302
Pre-need land sales	-	5,380
Opening (1/1/2019)	$-	$12,508,625

Pre-need merchandise and services	$-	$12,325,437
At-need specialty merchandise	-	282,541
Pre-need land sales	-	-
Closing (12/31/2019)	$-	$12,607,978

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$12,620,596
At-need specialty merchandise	-	236,572
Pre-need land sales	-	15,900
Opening (1/1/2018)	$-	$12,873,068

Pre-need merchandise and services	$-	$12,175,943
At-need specialty merchandise	-	327,302
Pre-need land sales	-	5,380
Closing (12/31/2018)	$-	$12,508,625

The amount of revenue recognized for the years ended December 31, 2019 and 2018 that was included in the opening contract liability balance was $3,558,103 and $2,623,903, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Years Ended December 31
	2019	2018
Major goods/service lines
At-need	$12,334,777	$10,391,976
Pre-need	2,961,458	3,334,542
	$15,296,235	$13,726,518

Timing of Revenue Recognition
Goods transferred at a point in time	$10,133,723	$9,100,851
Services transferred at a point in time	5,162,512	4,625,667
	$15,296,235	$13,726,518

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018
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

Practical Expedients

The Company has not elected to use any of the practical expedients under ASC 606.

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

At-need Specialty Merchandise Revenue: At-need specialty merchandise is ordered from a third-party manufacturer. Generally, at-need specialty merchandise is ordered and received within 90 days of order. These orders are also short-term in nature and are deferred until the product is received from the manufacturer and the obligation is satisfied.

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

	Years Ended December 31
	2019	2018
Pre-need merchandise and services	$3,590,266	$3,575,032
At-need specialty merchandise	10,688	15,926
Pre-need land sales	-	1,237
	$3,600,954	$3,592,195

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

24) Leases

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 regarding Leases ASC Topic 842. See Note 1 regarding the adoption of this standard.

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

Related Party Lease Transactions

The Company does not have any related party lease transactions that require disclosure as of December 31, 2019.

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
Years Ended December 31, 2019 and 2018

24) Leases (Continued)

The following table presents the Company’s total lease cost recognized in earnings, amounts capitalized as right-of- use assets and cash flows from lease transactions for the period presented:

Year Ended December 31
2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$38,351
Interest on lease liabilities (2)	9,001
Operating lease cost (3)	5,706,490
Short-term lease cost (3)(4)	233,318
Sublease income (3)	(663,242)
Total lease cost	$5,323,918

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,567,761
Operating cash flows from finance leases	9,001
Financing cash flows from finance leases	95,931

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$16,544,406
Finance leases	252,763

Weighted-average remaining lease term (in years)
Finance leases	3.23
Operating leases	4.67

Weighted-average discount rate
Finance leases	5.47%
Operating leases	5.06%
_________
(1)	Included in Depreciation on property and equipment on the consolidated statements of earnings
(2)	Included in Interest expense on the consolidated statements of earnings
(3)	Included in Rent and rent related expenses on the consolidated statements of earnings
(4)	Includes leases with a term of 12 months or less

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

24) Leases (Continued)

The following table presents the maturity analysis of the Company’s lease liabilities.

	Finance Leases	Operating Leases
Lease payments due in:
2020	$62,756	$4,241,547
2021	45,086	2,932,404
2022	32,646	1,780,183
2023	25,408	1,383,538
2024	2,542	1,061,520
Thereafter	-	2,919,074
Total undiscounted lease payments	168,438	14,318,266
Less: Discount on cash flows	(14,999)	(2,912,290)
Present value of lease liabilities	$153,439	$11,405,976

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

		Year Ended December 31
	Balance Sheet Location	2019
Operating Leases
Right-of-use assets	Other assets	$11,267,247

Lease liabilities	Other liabilities and accrued expenses	$11,405,976

Finance Leases
Right-of-use assets		$248,565
Accumulated amortization		(98,351)
Right-of-use assets, net	Property and equipment, net	$150,214

Lease liabilities	Bank and other loans payable	$153,439

The Company is also a lessor and has operating lease agreements with various tenants that lease its commercial and residential properties. See Note 2 for information about the Company’s real estate held for investment.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

25) Quarterly Financial Data (Unaudited)

	2019
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$61,493,835	$68,445,182	$75,379,659	$77,742,254
Benefits and expenses	59,061,676	63,821,339	70,619,837	75,614,143
Earnings before income taxes	2,432,159	4,623,843	4,759,822	2,128,111
Income tax expense	(501,841)	(1,143,789)	(1,142,408)	(262,378)
Net earnings	1,930,318	3,480,054	3,617,414	1,865,733
Net earnings per common share (1)	$0.11	$0.19	$0.20	$0.10
Net earnings per common share assuming dilution (1)	$0.11	$0.19	$0.20	$0.10

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$82,076,109	$68,865,126	$67,223,093	$61,454,399
Benefits and expenses	60,888,928	64,702,895	65,011,295	62,835,219
Earnings before income taxes	21,187,181	4,162,231	2,211,798	(1,380,820)
Income tax expense	(4,261,258)	(924,014)	(198,052)	889,013
Net earnings	16,925,923	3,238,217	2,013,746	(491,807)
Net earnings per common share (1)	$0.95	$0.18	$0.11	$(0.03)
Net earnings per common share assuming dilution (1)	$0.94	$0.18	$0.11	$(0.03)
___________
(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

26) Subsequent Events

COVID-19

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as "COVID-19", has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company and its operating subsidiaries in future periods. Further, these uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s debt securities and individual borrowers with mortgage loans held by the Company.

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

As disclosed in Item 8: Financial Statements, the Company acquired Kilpatrick Life in December 2019. Prior to the acquisition, the Company identified a material weakness in Kilpatrick Life’s internal control over financial reporting. The material weakness identified had not been remediated as of December 31, 2019. Specifically, the Company determined that Kilpatrick Life’s controls related to Change Management and Segregation of Duties for the Policy Administration System did not operate effectively.  As a result of the control deficiency, a risk exists that inappropriate system changes could potentially result in a material misstatement of Kilpatrick Life’s financial information, which is consolidated with the Company’s 2019 year-end results.  Prior to the closing of the acquisition, the Company’s management developed and initiated a plan to remediate these internal control deficiencies

As of March 30, 2020, management has not fully assessed Kilpatrick Life’s internal controls over financial reporting and is currently testing new and revised internal controls for design and operating effectiveness. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and management has elected to exclude Kilpatrick Life from our assessment.  Kilpatrick Life accounted for approximately 15% of total assets as of December 31, 2019.  Management has performed additional analysis and procedures to conclude that it believes the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2019. Based on that assessment management believes that due to the acquisition of Kilpatrick Life on December 13, 2019, the Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

There have been significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) in the first quarter of 2020 that are reasonably likely to materially affect, the Company’s internal control over financial reporting in future reporting periods. These changes are a direct result of remediation efforts undertaken by the Company to address the material weakness in Kilpatrick Life’s financial reporting as discussed above.

Remediation Efforts to Address the Material Weakness

The Company implemented controls to remediate the underlying causes that gave rise to the material weakness.

The following controls have been implemented by management:

•	Execution of a formal consultant agreement with the former system developer.

•	Creation of unique login credentials for system users.

•	Implementation of system change control processes, including the installation of a third-party database logging software.

In addition to the steps taken above, the Company will also transition Kilpatrick Life’s policies to its own Policy Administration System, which has appropriate controls in place.

The Company is committed to continuous improvement of its internal control processes and will continue to diligently review its financial reporting controls and procedures as it works to remedy Kilpatrick Life’s material weakness in internal controls.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors consists of eight persons, five of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that S. Andrew Quist and Adam G. Quist are sons of Scott M. Quist, and Jason G. Overbaugh is a nephew of Scott M. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company

Scott M. Quist	66	Chairman of the Board, President, Chief Executive Officer, and Director

Garrett S. Sill	49	Chief Financial Officer and Treasurer

Jason G. Overbaugh	45	Vice President, National Marketing Director of Life Insurance and Director

S. Andrew Quist	39	Vice President, General Counsel, and Director

Jeffrey R. Stephens	66	Senior General Counsel and Secretary

Stephen C. Johnson	63	Vice President - Mortgage Operations

Adam G. Quist	34	Vice President - Memorial Services, Assistant Secretary, and General Counsel

John L. Cook	65	Director

Gilbert A. Fuller	79	Director

Robert G. Hunter	60	Director

H. Craig Moody	68	Director

Norman G. Wilbur	81	Director

Directors

The following is a description of the business experience of each of the Company’s directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since 2012. Mr. Quist also serves as the Company’s President, a position he has held since 2002. He has additionally served as a director of the Company since 1986.  From 1993 to 2013, Mr. Quist served as Treasurer and a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, and as its President from 1990 to 2000. From 1986 to 1991, Mr. Quist was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since 1993.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree also from Brigham Young University.  Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his 18 year tenure as President of the Company and 33 year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that Mr. Quist should serve as Chairman of the Board, President, and Chief Executive Officer of the Company.

Jason G. Overbaugh has served as a director of the Company since 2013. Mr. Overbaugh has also served as a Vice President and the Assistant Secretary of the Company from 2002 to 2013. Mr. Overbaugh has additionally served as Vice President and National Marketing Director of Security National Life Insurance Company since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., with responsibilities over operations and sales. Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh’s expertise in insurance and marketing, and his 23 years of experience with the Company in its insurance, real estate, and mortuary and cemetery operations led the Board of Directors to conclude that he should serve as a director of the Company.

 S. Andrew Quist has served as a director of the Company since 2013. Mr. Quist has also served as a Vice President of the Company since 2010. In addition, from 2007 to December 2017, he served as the Company’s Associate General Counsel and since December 2017 as the Company’s General Counsel, where his responsibilities have included the Company’s regulatory matters and acquisitions. In addition, Mr. Quist has served as Executive Vice President and Chief Operating Officer since 2010, and as Vice President from 2008 to 2010, of C&J Financial, LLC, which funds the purchase of funeral and burial policies from funeral homes after the death of the insureds. Mr. Quist has also served since 2013 as a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies. From 2014 to 2016, he served as President of the NALC. Mr. Quist previously served as President of the Utah Life Convention, a consortium of Utah domestic life insurers. Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree from the University of Southern California. Mr. Quist is a member of the State Bar of California.  Mr. Quist’s expertise in insurance, legal and regulatory matters led the Board of Directors to conclude that he should serve as a director of the Company.

John L. Cook has served as a director of the Company since 2013.  Mr. Cook has served since 1982 as co-owner and operator of Cook Brothers Painting, Inc., a company that provides painting services for contractors and builders of residential and commercial properties. In addition, Mr. Cook attended the University of Utah. As a director, Mr. Cook advised the Board concerning the Company’s investments in commercial and residential real estate projects. Moreover, Mr. Cook’s extensive background in construction and building is important as the Company continues to acquire new real estate holdings and develop its current portfolio of undeveloped land. Mr. Cook’s years of experience in the construction industry and with construction projects led the Board of Directors to conclude that he should serve as a director of the Company.

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

The Board of Directors, Board Committees, and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than five or more than twelve members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah or a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2019. Each of the directors attended 75% or more of the meetings of the Board of Directors during 2019.

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

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, H. Craig Moody, and Norman G. Wilbur (Chairman of the committee).  During 2019, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Non-Qualified Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2019, the Compensation Committee met on two occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee).  During 2019, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become Board members consistent with criteria approved by the Board, recommends to the Board the persons to be nominated by the Board for election as directors at a meeting of stockholders, and develops and recommends to the Board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2019, the Nominating and Corporate Governance Committee met on two occasions.

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

Executive Officers

Garrett S. Sill has served as Chief Financial Officer and Treasurer since 2013. From 2011 to 2013, Mr. Sill served as Vice President and Assistant Treasurer of Security National Life Insurance Company, a wholly owned subsidiary of the Company. From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage, a wholly owned subsidiary of the Company. Mr. Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and a Master’s degree in Business Administration from the University of Utah. Mr. Sill also serves as a member of the Advisory Council of the School of Accounting and Taxation at Weber State University.

Jeffrey R. Stephens has served as Senior General Counsel of the Company since 2017, as General Counsel from 2006 to 2017, and as Secretary of the Company since 2008. Mr. Stephens was in private practice from 1981 to 2006 in the states of Washington and Utah. Mr. Stephens holds a B.A. degree in Geography from the University of Utah and received his law degree from Brigham Young University.  Mr. Stephens is a member of the Utah State Bar Association and the Washington State Bar Association.

Stephen C. Johnson began serving as the Vice President of Mortgage Operations of the Company and as the President of SecurityNational Mortgage in 2016. Prior to Mr. Johnson’s appointment as President of SecurityNational Mortgage, Mr. Johnson served as Executive Vice President and Chief Operating Officer of SecurityNational Mortgage. Mr. Johnson has over 30 years of experience at the executive management level in the mortgage banking industry. Mr. Johnson holds a B.A. degree in International Relations from Brigham Young University and Master's degree in International Management and Finance from the American Graduate School of International Management (Thunderbird).

Adam G. Quist has served as Vice President – Memorial Services and Assistant Secretary of the Company since 2015. From 2015 to 2017, he also served as the Company’s Associate General Counsel. Since 2017, Mr. Quist has served as the Company’s General Counsel. Mr. Quist has also served since 2015 as Vice President of Memorial Estates, Inc. (“Memorial Estates”) and since 2016 as Chief Operating Officer of Memorial Estates. Additionally, Mr. Quist has further served since 2015 as Vice President of Memorial Mortuary, Inc. (“Memorial Mortuary”) and since 2016 as Chief Operating Officer of Memorial Mortuary. Both Memorial Estates and Memorial Mortuary are wholly owned subsidiaries of the Company. Mr. Quist hold a B.S. degree and a Master’s degree in Accounting with an emphasis on taxation from Brigham Young University. He received his law degree from the University of Utah. Mr. Quist is a member of the Utah State Bar.

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

Corporate Governance

Corporate Governance Guidelines. The Board of Directors has adopted the Security National Financial Corporation Corporate Governance Guidelines. These guidelines outline the functions of the board, director qualifications and responsibilities, and various processes and procedures designed to insure effective and responsive governance. The Board of Directors has also adopted a written committee charter for its Audit Committee and Compensation Committee. The guidelines and committee charters are reviewed from time to time in response to regulatory requirements and best practices and are revised accordingly. The full text of the guidelines and the committee charters are available on the Company’s website at www.securitynational.com. A copy of the Corporate Governance Guidelines may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 121 West Election Road., Suite 100, Draper, Utah 84020.

Code of Business Conduct and Ethics. All of the Company’s officers, employees, and directors are required to comply with the Company’s Code of Business Conduct and Ethics to help ensure that the Company’s business is conducted in accordance with appropriate standards of ethical behavior. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property, and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company’s business. Employees are required to report any violations or suspected violations of the Code. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics is available on the Company’s website at www.securitynational.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 121 West Election Road., Suite 100, Draper, Utah 84020.

Item 11.  Executive Compensation

The following table sets forth, for each of the last two fiscal years, the compensation received by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2019 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compensation (2) ($)	Total ($)
Scott M. Quist Chairman of the	2019	$528,498	$151,300	--	--	--	$48,012	$727,810
Board, President and Chief Executive Officer	2018	489,174	124,500	--	--	--	47,221	660,895

Garrett S. Sill Chief Financial	2019	$223,373	$36,200	--	--	--	$31,534	$291,107
Officer and Treasurer	2018	214,165	25,457	--	--	--	27,107	266,729

Stephen C. Johnson Vice President of	2019	$325,841	$87,617	--	--	--	$8,279	$421,737
Mortgage Operations	2018	361,284	17,900	--	--	--	18,257	397,441

S. Andrew Quist Vice President and	2019	$245,440	$92,325	--	--	--	$31,279	$369,044
General Counsel	2018	221,228	41,075	--	--	--	27,163	289,466

Jeffrey R. Stephens Senior General	2019	$197,205	$15,875	--	--	--	$23,201	$236,281
Counsel and Secretary	2018	190,250	13,525	--	--	--	24,434	228,209
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
a)
payments related to the operation of automobiles for Scott M. Quist ($7,200 for each of the years 2019 and 2018); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2019 and 2018). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist, nor the payment of insurance and property taxes with respect to the automobile operated by such executive officer;

b)
group life insurance premiums that the Company paid to a group life insurance plan for Scott M. Quist, Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($176 for 2019 and $178 for 2018);

c)
life insurance premiums that the Company paid for the benefit of Scott M. Quist ($14,934 for each of the years 2019 and 2018); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2019 and 2018);

d)
medical insurance premiums that the Company paid to a medical insurance plan for Scott M. Quist ($14,251 for 2019 and $13,658 for 2018); Garrett S. Sill ($20,508 for 2019 and $19,657 for 2018); Stephen C. Johnson ($7,652 for 2019 and $6,790 for 2018); S. Andrew Quist ($20,508 for 2019 and $19,654 for 2018); and Jeffrey R. Stephens ($14,251 for 2019 and $18,140 for 2018);

e)
long term disability insurance premiums that the Company paid to a provider of such insurance for Scott M. Quist, Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($251 for each of the years 2019 and 2018);

f)
contributions that the Company made to defined contribution plans for Scott M. Quist ($11,200 for 2019 and $11,000 for 2018); Garrett S. Sill ($10,599 for 2019 and $9,248 for 2018); Stephen C. Johnson ($-0- for 2019 and $10,838 for 2018); S. Andrew Quist ($10,344 for 2019 and $7,080 for 2018); and Jeffrey R. Stephens ($8,523 for 2019 and $5,865 for 2018); and

g)
contributions that the Company made to health savings accounts for Scott M. Quist, Garrett S. Sill, S. Andrew Quist and Jeffrey R. Stephens ($-0- for each of the years 2019 and 2018); and Stephen C. Johnson ($200 for each of the years 2019 and 2018);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2019 and 2018.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimbursements	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
Scott M. Quist	2019	$7,200	-	-	-	$11,200	$29,612	-	-
	2018	7,200	-	-	-	11,000	29,021	-	-

Garrett S. Sill	2019	-	-	-	-	$10,599	$20,935	-	-
	2018	-	-	-	-	7,021	20,086	-	-

Stephen C. Johnson	2019	-	-	-	-	$-	$8,279	-	-
	2018	-	-	-	-	10,838	7,419	-	-

S. Andrew Quist	2019	-	-	-	-	$1,034	$20,935	-	-
	2018	-	-	-	-	7,080	20,083	-	-

Jeffrey R. Stephens	2019	-	-	-	-	$8,523	$14,678	-	-
	2018	-	-	-	-	5,865	18,569	-	-

 GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 2019.

Name of		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying		Exercise or Base Price of Option		Closing Price on Grant		Grant Date Fair Value of Stock and Option
Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)		Awards ($/Sh)		Date ($/Sh)		Awards ($)
Scott M. Quist	12/6/19	--	--	--	52,500	(1)	$5.44	(2)	5.19	(2)	$40,006

Garrett S. Sill	12/6/19	--	--	--	26,250	(1)	5.19	(2)	5.19	(2)	24,900

Stephen C. Johnson	12/6/19	--	--	--	10,500	(1)	5.19	(2)	5.19	(2)	9,960

S. Andrew Quist	12/6/19	--	--	--	42,000	(1)	5.19	(2)	5.19	(2)	39,839

Jeffrey R. Stephens	12/6/19	--	--	--	7,875	(1)	5.19	(2)	5.19	(2)	7,470

__________________
(1)	The stock options have been adjusted for the 5% annual stock dividend declared on December 6, 2019 and paid on February 7, 2020.
(2)	Prices have been adjusted for the effect of the 5% annual stock dividend declared on December 6, 2019 and paid on February 7, 2020.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2019.

	Option Awards							Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (1) (#)		Option Exercise Price (2) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	12/4/15	127,629	(3)	--		5.72	12/04/20	--	--	--	--	--
	12/2/16	97,241	(4)	--		6.30	12/02/21	--	--	--	--	--
	12/1/17	86,822		--		4.77	12/02/22	--	--	--	--	--
	11/30/18	77,175		--		5.48	11/30/23	--	--	--	--	--
	12/6/19	--		52,500	(7)(8)	5.44	12/06/24	--	--	--	--	--

Garrett S. Sill	12/6/13	5,629		--		$3.38	12/06/23	--	--	--	--	--
	7/2/14	5,361		--		3.16	07/02/24	--	--	--	--	--
	12/5/14	10,721		--		3.70	12/05/24	--	--	--	--	--
	12/4/15	12,763		--		5.20	12/04/25	--	--	--	--	--
	12/2/16	12,155		--		5.73	12/02/26	--	--	--	--	--
	12/1/17	17,365	(5)	--		4.33	12/01/27	--	--	--	--	--
	11/30/18	22,050	(6)	--		4.98	11/30/28	--	--	--	--	--
	12/6/19	--		26,250	(7)(8)	5.19	12/06/29	--	--	--	--	--

Stephen C. Johnson	4/13/12	4,432		--		$1.04	04/13/22	--	--	--	--	--
	12/6/13	4,221		--		3.38	12/06/23	--	--	--	--	--
	7/2/14	4,020		--		3.16	07/02/24	--	--	--	--	--
	12/5/14	8,041		--		3.70	12/05/24	--	--	--	--	--
	12/4/15	12,763		--		5.20	12/04/25	--	--	--	--	--
	12/2/16	6,078		--		5.73	12/02/26	--	--	--	--	--
	12/1/17	11,576		--		4.33	12/01/27	--	--	--	--	--
	12/6/19	--		10,500	(8)	5.19	12/06/29	--	--	--	--	--

S. Andrew Quist	4/13/12	22,162		--		$1.04	04/13/22	--	--	--	--	--
	12/6/13	14,071		--		3.38	12/06/23	--	--	--	--	--
	7/2/14	13,401		--		3.16	07/02/24	--	--	--	--	--
	12/5/14	26,803		--		3.70	12/05/24	--	--	--	--	--
	12/4/15	25,527		--		5.20	12/04/25	--	--	--	--	--
	12/2/16	24,311		--		5.73	12/02/26	--	--	--	--	--
	12/1/17	23,153	(5)	--		4.33	12/01/27	--	--	--	--	--
	11/30/18	27,563	(6)	--		4.98	11/30/28	--	--	--	--	--
	12/6/19	--		42,000	(7)(8)	5.19	12/06/29	--	--	--	--	--

Jeffrey R. Stephens	4/13/12	3,695		--		$1.04	04/13/22	--	--	--	--	--
	12/6/13	3,519		--		3.38	12/06/23	--	--	--	--	--
	7/2/14	3,351		--		3.16	07/02/24	--	--	--	--	--
	12/5/14	6,701		--		3.70	12/05/24	--	--	--	--	--
	12/4/15	6,382		--		5.20	12/04/25	--	--	--	--	--
	12/2/16	6,078		--		5.73	12/02/26	--	--	--	--	--
	12/1/17	5,789		--		4.33	12/01/27	--	--	--	--	--
	11/30/18	8,269		--		4.98	11/30/28	--	--	--	--	--
	12/6/19	--		7,875	(8)	5.19	12/06/29	--	--	--	--	--

________________
(1)
Except for options granted to Scott M. Quist that have five-year terms, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.

(2)	Exercise prices have been adjusted for the effect of annual stock dividends.
(3)
On December 4, 2015, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $5.72 per share or 100,000 shares of Class C common stock at an exercise price of $5.72 per share, or any combination thereof.

(4)
On December 2, 2016, Scott Quist was granted stock options to purchase 80,000 shares of Class A common stock at an exercise price of $6.30 per share or 80,000 shares of Class C common stock at an exercise price of $6.30 per share, or any combination thereof.

(5)
On December 1, 2017, Garrett S. Sill was granted stock options to purchase 15,000 shares of Class A common stock at an exercise price of $4.33 per share or 15,000 shares of Class C common stock at an exercise price of $4.33 per share, or any combination thereof. Also, on December 1, 2017, S. Andrew Quist was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $4.33 per share or 20,000 shares of Class C common stock at an exercise price of $4.33 per share, or any combination thereof.

(6)
On November 30, 2018, Garrett S. Sill was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $4.98 per share or 20,000 shares of Class C common stock at an exercise price of $4.98 per share, or any combination thereof. Also, on November 30, 2018, S. Andrew Quist was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $4.98 per share or 20,000 shares of Class C common stock at an exercise price of $4.98 per share, or any combination thereof.

(7)
On December 6, 2019, Scott M. Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $5.44 per share or 50,000 shares of Class C common stock at an exercise price of $5.44 per share, or any combination thereof.  Also, on December 6, 2019, Garrett S. Sill was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $5.19 per share or 25,000 shares of Class C common stock at an exercise price of $5.19 per share, or any combination thereof. Also, on December 6, 2019, S. Andrew Quist was granted stock options to purchase 40,000 shares of Class A common stock at an exercise price of $5.19 per share or 40,000 shares of Class C common stock at an exercise price of $5.19 per share, or any combination thereof.

(8)	Stock options vest at the rate of 25% of the total number of shares subject to the options on March 1, 2020 and 25% of the total number of shares on the last day of each three month period thereafter.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vested 25% per quarter over a one year period after the grant date.
07/02/14	These options vested 25% per quarter over a one year period after the grant date.
12/05/14	These options vested 25% per quarter over a one year period after the grant date.
12/04/15	These options vested 25% per quarter over a one year period after the grant date.
12/02/16	These options vested 25% per quarter over a one year period after the grant date.
12/01/17	These options vested 25% per quarter over a one year period after the grant date.
11/30/18	These options vested 25% per quarter over a one year period after the grant date.
12/06/19	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2019.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	191,443	$208,673	--	--
Garrett S. Sill	--	--	--	--
Stephen C. Johnson	--	--	--	--
S. Andrew Quist	--	--	--	--
Jeffrey R. Stephens	--	--	--	--

PENSION BENEFITS

The following table sets forth the present value as of December 31, 2019 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott M. Quist	None	--	--	--
Garrett S. Sill	None	--	--	--
Stephen C. Johnson	None	--	--	--
S. Andrew Quist	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and

•	All compensation plans previously approved by security holders; and

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	1,680,185	(2)	$4.41	(2)	205,664	(3)
Equity compensation plans not approved by stockholders	0		-		0
__________
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
(3)
This number includes 188,054 shares of Class A common stock available for future issuance under the 2013 Plan, and 17,610 shares of Class A common stock available for future issuance under the 2014 Director Plan.

Employment Agreement with Scott M. Quist

On December 4, 2012, the Company entered into an employment agreement with Scott M. Quist, Chairman of the Board, President, and Chief Executive Officer of the Company. The agreement was for a six-year term beginning on December 4, 2012 and ending on December 4, 2018. Under the terms of the Agreement, the Board of Directors may, in its sole discretion, extend the term of the agreement for an additional four-year term provided that Mr. Quist has continued to perform his duties with usual and customary care, diligence and prudence commensurate with his position with the Company. In addition, Mr. Quist is required to perform such additional duties as may be assigned to him from time to time by the Company’s Board of Directors.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The employment agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $660,000 and $660,000 during the years ended December 31, 2019 and 2018, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $5,851,670 and $5,191,670 as of December 31, 2019 and 2018, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $21,600 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005, under the 2006 Director Stock Option Plan and under the 2014 Director Plan for years 2006 to 2019. During 2019 each director was granted additional stock options to purchase 1,000 shares of Class A common stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook (1)	$23,850	--	$5,976	--	--	--	$29,826
Gilbert A. Fuller (2)	23,850	--	5,976	--	--	--	29,826
Robert G. Hunter, M.D. (3)	21,600	--	5,976	--	--	--	27,576
H. Craig Moody (4)	23,850	--	5,976	--	--	--	29,826
Norman G. Wilbur (5)	23,850	--	5,976	--	--	--	29,826
_______________________
(1)	Mr. Cook has options to purchase 45,289 shares of the Company’s Class A common stock.
(2)	Mr. Fuller has options to purchase 46,767 shares of the Company’s Class A common stock.
(3)	Dr. Hunter has options to purchase 73,239 shares of the Company’s Class A common stock.
(4)	Mr. Moody has options to purchase 72,773 shares of the Company’s Class A common stock.
(5)	Mr. Wilbur has options to purchase 30,505 shares of the Company’s Class A common stock.

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A common stock. The Company’s contribution for 2019 and 2018 was $695,560 and $1,480,913 respectively, under the “Safe Harbor” plan.

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

Employee Stock Ownership Plan (ESOP)

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “ESOP Plan”) for the benefit of career employees of the Company and its subsidiaries. Under the ESOP Plan, the Company used discretionary power to make contributions on behalf of all eligible employees into a trust created under the ESOP Plan. Employees became eligible to participate in the ESOP Plan when they attained the age of 19 and completed one year of service (a twelve month period in which the Employee completes at least 1,040 hours of service).

The Company’s contributions under the ESOP Plan were allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. Benefits under the ESOP Plan vested as follows: 20% after the second year of eligible service by an employee and an additional 20% each year thereafter of eligible service until 100% vested.  Benefits under the ESOP Plan will be paid out in one lump sum or in installments in the event the employee becomes disabled, reaches the age of 65, or is terminated by the Company or demonstrates financial hardship.

On November 25, 2019, the Company distributed a “Notice of Intent to Terminate” the ESOP Plan to all current plan participants.  The Company also filed Form 5310 “Application for Determination for Terminating Plan”, with the IRS on December 6, 2019.  The Company is awaiting approval of its application from the IRS prior to its final distribution of the ESOP Plan assets to the participants. At December 31, 2019, the ESOP Plan had 495,618 shares of SNFC Class A and 307,491 shares of Class C Stock.  The trustees of the trust fund under the ESOP Plan are Scott M. Quist (Chairman), S. Andrew Quist, and Robert G. Hunter, who each serve as a director of the Company.

Non-Qualified Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005 and later in 2019. Under the terms of the plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2019 and 2018. The investment committees of the Company’s Non-Qualified Deferred Compensation Plan consists of Scott M. Quist, Stephen C. Johnson, and Garrett S. Sill.

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth contributions to the non-qualified deferred compensation account of the Named Executive Officers in fiscal 2019 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2019.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	In Last FY	In Last FY	in last FY	Distributions	at last FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	--	--	--	--	$566,241
Garrett S. Sill	--	--	--	--	--
Stephen C. Johnson	--	--	--	--	$37,319
S. Andrew Quist	--	--	--	--	--
Jeffrey R. Stephens	--	--	--	--	--

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

Based solely on its review of the copies of stock reports received by the Company with respect to fiscal 2019, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of the executive officers and directors, through an oversight, filed one late Form 4 report disclosing the granting of stock options on December 6, 2019.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2020, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) for each director of the Company, and (iii) for all executive officers and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class

George R. and Shirley C. Quist Family Partnership, Ltd. (2)	1,443,659	9.2%	856,553	34.4%	2,300,212	12.6%
401(k) Retirement Savings Plan (3)	2,132,195	13.6%	-	-	2,132,195	11.7%
Scott M. Quist (4)(5)(6)(7)(8)	517,812	3.3%	1,495,547	54.8%	2,013,359	10.8%
M3 Funds, LLC (9)	1,073,409	6.7%	-	-	1,073,409	5.8%
Non-Qualified Deferred Compensation Plan (10)	931,140	5.9%	-	-	931,140	5.1%
Employee Stock Ownership Plan (ESOP) (11)	520,399	3.3%	322,866	13.0%	843,265	4.6%
Jason G. Overbaugh (12)	270,581	1.7%	58,591	2.3%	329,172	1.8%
S. Andrew Quist (6)(13)	207,657	1.3%	61,216	2.4%	268,873	1.5%
Associated Investors (14)	85,087	*	132,853	5.3%	217,940	1.2%
Estate of George R. Quist	128,061	*	79,539	3.2%	207,600	1.2%
Garrett S. Sill (5)(7)(15)	120,079	*	45,977	1.8%	166,056	*
Jeffrey R. Stephens (16)	136,755	*	-	-	136,755	*
Adam G. Quist (17)	57,624	*	48,602	1.9%	106,226	*
H. Craig Moody (18)	104,481	*	-	-	104,481	*
Stephen C. Johnson(5)(7)(19)	85,722	*	-	-	85,722	*
Robert G. Hunter, M.D. (6)(20)	80,901	*	-	-	80,901	*
Gilbert A. Fuller (21)	42,745	*	-	-	42,745	*
John L. Cook (22)	40,563	*	-	-	40,563	*
Norman G. Wilbur (23)	26,462	*	-	-	26,462	*
All directors and executive officers (12 persons)	1,691,382	10.3%	1,709,933	59.4%	3,401,315	17.5%

* Less than 1%
________
(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 121 West Election Road, Suite 100, Draper, Utah 84020.
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

(4)
Mr. Scott Quist is the Company’s Chairman of the Board, President, and Chief Executive Officer. Includes options to purchase 163,997 shares of Class A common stock and 237,995 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2020. Mr. Quist’s options to purchase 237,995 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 237,995 shares of Class A common stock, or any combination thereof. Mr. Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.

(5)
Does not include 2,132,195 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, Stephen C. Johnson and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(6)
Does not include 520,399 shares of Class A common stock and 322,866 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 931,140 shares of Class A common stock owned by the Company’s Non-Qualified Deferred Compensation Plan, of which Scott M. Quist, Stephen C. Johnson and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)
Does not include 85,087 shares of Class A common stock and 132,853 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(9)
Based solely on the Schedule 13G/A filed on February 12, 2020, Jason A. Stock, Manager of M3 Partners, LP, a Delaware limited partnership, and M3 Funds, LLC, a Delaware limited liability company, General Partner of M3 Partners, LP; Jason A. Stock, Manager of M3 Funds, LLC;  Jason A. Stock, Managing Director of M3F, Inc., a Utah corporation; Jason A. Stock, individually, and William C. Waller, individually, exercise shared voting and investment powers with respect to 1,073,409 shares of the Company’s Class A common stock, or 6.7% of the outstanding shares of the Company’s Class A common stock. The address of all entities and individuals filing the Schedule 13G/A is 10 Exchange Place, Suite 510, Salt Lake City, Utah 84111.

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
(12)
Mr. Overbaugh is the Company’s Vice President, National Marketing Director of Life Insurance, and a director. Includes options to purchase 104,113 shares of Class A common stock and options to purchase 58,591 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2020. The options to purchase 58,591 shares of Class C common stock may also, at Mr. Overbaugh’s election, consist of options to purchase 58,591 shares of Class A common stock, or any combination thereof. Mr. Overbaugh has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Overbaugh will elect to purchase shares of Class A common stock with respect to such options.

(13)
Mr. Andrew Quist is the Company’s Vice President, General Counsel, and a director. Includes options to purchase 126,275 shares of Class A common stock and options to purchase 61,216 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2020. The options to purchase 61,216 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 61,216 shares of Class A common stock, or any combination thereof. Mr. Andrew Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.

(14)	The managing general partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers with respect to such shares.
(15)
Mr. Sill is the Company’s Chief Financial Officer and Treasurer. Includes options to purchase 46,629 shares of Class A common stock and options to purchase 45,977 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2020. The options to purchase 45,977 shares of Class C common stock may also, at Mr. Sill’s election, consist of options to purchase 45,977 shares of Class A common stock, or any combination thereof. Mr. Sill has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Sill will elect to purchase shares of Class A common stock with respect to such options.

(16)
Mr. Stephens is the Company’s Senior General Counsel and Secretary. Includes options to purchase 45,752 shares of Class A common stock granted to Mr. Stephens that are currently exercisable or will become exercisable within 60 days of March 31, 2020.

(17)
Mr. Adam Quist is the Vice President – Memorial Services, Assistant Secretary, and General Counsel of the Company. Includes options to purchase 23,770 shares of Class A common stock and options to purchase 48,602 shares of Class C common stock that are currently exercisable or will become exercisable within 60 days of March 31, 2020. The options to purchase 48,602 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 48,602 shares of Class A common stock, or any combination thereof. Mr. Adam Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.

(18)
Mr. Moody is a director of the Company. Includes options to purchase 58,738 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2020.

(19)
Mr. Johnson is the Company’s Vice President of Mortgage Operations. Includes options to purchase 53,756 shares of Class A common stock granted to Mr. Johnson that are currently exercisable or will become exercisable within 60 days of March 31, 2020.

(20)
Dr. Hunter is a director of the Company. Includes options to purchase 68,513 shares of Class A common stock granted to Dr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2020.

(21)
Mr. Fuller is a director of the Company. Includes options to purchase 42,041 shares of Class A common stock granted to Mr. Fuller that are currently exercisable or will become exercisable within 60 days of March 31, 2020.

(22)
Mr. Cook is a director of the Company. Includes options to purchase 40,563 shares of Class A common stock granted to Mr. Cook that are currently exercisable or will become exercisable within 60 days of March 31, 2020.

(23)
Mr. Wilbur is a director of the Company. Includes options to purchase 25,779 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2020.

The Company’s executive officers and directors, as a group, own beneficially approximately 17.5% of the outstanding shares of the Company’s Class A and Class C common stock.

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

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2019	2018
Audit Fees (1)	$917,200	$778,738
Audit-Related Fees (2)	26,250	25,500
Tax Fees (3)	92,350	90,800
All Other Fees (4)	-	-
	$1,035,800	$895,038
_____________
(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2019 and 2018.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2) Financial Statement Schedules

II. Condensed Balance Sheets as of December 31, 2019 and 2018 and Condensed
     Statement of Earnings and Cash Flows for the years ended 2019 and 2018

IV. Reinsurance

V. Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S‑X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S‑K or are incorporated by reference to previous filings.

3.1	Articles of Incorporation, as amended and restated (6)

3.2	Bylaws, as amended and restated (10)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)

10.2	2013 Stock Option and Other Equity Incentive Awards Plan, as amended and restated (4)

10.3	2014 Director Stock Option Plan (2)

10.4	Employment Agreement with Scott M. Quist (3)

10.5	Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson, sole shareholder (7)

10.6	Stock Repurchase Plan (8)

10.7
Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, LLC, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (9)

10.8	Coinsurance Agreement between Kilpatrick Life Insurance Company and Security National Life Insurance Company (11)

10.9	Stock Purchase Agreement among Security National Financial Corporation, Kilpatrick Life Insurance Company, and the shareholders of Kilpatrick Life Insurance Company (11)

10.10	Consolidated Statement of Assets Acquired and Liabilities Assumed at December 31, 2019 (12)

14	Code of Business Conduct and Ethics (10)

21	Subsidiaries of the Registrant

23.1	Consent of Eide Bailly LLP (5)

23.2	Consent of Mackey Price & Mecham (5)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

_______
(1)	Incorporated by reference from Registration Statement on Form S‑1, as filed on June 29, 1987
(2)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company’s Annual Meeting of Stockholders
(3)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(4)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(5)	Incorporated by reference from Registration Statement on Form S-8, as filed on September 7, 2016
(6)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(7)	Incorporated by reference from Report on Form 8-K, as filed on June 6, 2018
(8)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(9)	Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019
(10)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(11)	Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019
(12)	Incorporated by reference from Report on Form 8-K/A, as filed on February 26, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 30, 2020	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 30, 2020

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 30, 2020

/s/ Jason G. Overbaugh	Vice President and Director	March 30, 2020
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 30, 2020
S. Andrew Quist

/s/ John L. Cook	Director	March 30, 2020
John L. Cook

/s/ Gilbert A. Fuller	Director	March 30, 2020
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 30, 2020
Robert G. Hunter

/s/ H. Craig Moody	Director	March 30, 2020
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 30, 2020
Norman G. Wilbur

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2019	2018
Assets

Mortgage loans held for investment	$2,952,000	$2,179,000
Accrued investment income	192,608	-
Cash	1,432,830	6,217,897
Investment in subsidiaries (equity method)	188,187,440	166,020,225
Receivable from affiliates	13,190,260	13,136,647
Restricted cash	3,180,382	3,265,075
Property and equipment, at cost, net of accumulated depreciation of $1,659,613 for 2019 and $1,659,613 for 2018	-	-
Other	2,422	-
Total assets	$209,137,942	$190,818,844

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2019	2018
Liabilities and Stockholders’ Equity Liabilities
Bank and other loans payable:
Current installments	$1,334,798	$579,286
Long-term	3,903,821	1,238,619
Advances from affiliated companies	640,774	9,089,255
Other liabilities and accrued expenses	1,847,705	1,892,261
Income taxes	4,700,239	6,208,250
Total liabilities	12,427,337	19,007,671

Stockholders’ Equity
Preferred stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 16,107,779 shares in 2019 and 15,304,798 shares in 2018	32,215,558	30,609,596
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C convertible common stock, $2.00 par value; 3,000,000 shares authorized; issued 2,500,887 shares in 2019 and 2,193,643 shares in 2018	5,001,774	4,387,286
Additional paid-in capital	46,091,112	41,821,778
Accumulated other comprehensive income, net of taxes	13,726,514	(2,823)
Retained Earnings	101,256,229	95,201,732
Treasury stock at cost - 490,823 Class A shares and -0- Class C shares in 2019; 302,541 Class A shares and -0- Class C shares in 2018, held by affiliated companies	(1,580,582)	(206,396)
Total stockholders’ equity	196,710,605	171,811,173
Total Liabilities and Stockholders’ Equity	$209,137,942	$190,818,844

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Years Ended December 31
	2019	2018
Revenue
Net investment income	$260,022	$186,464
Fees from affiliates	1,152,480	1,151,763
Other Income	23,864	48,219
Total revenue	1,436,366	1,386,446

Benefits and Expenses:
General and administrative expenses	1,100,010	570,869
Interest expense	68,821	90,793
Total benefits and expenses	1,168,831	661,662

Earnings before income taxes, and earnings of subsidiaries	267,535	724,784
Income tax benefit	304,548	20,793
Equity in earnings of subsidiaries	10,321,436	20,940,502

Net earnings	$10,893,519	$21,686,079

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Years Ended December 31
	2019	2018
Cash flows from operating activities:
Net earnings	$10,893,519	$21,686,079
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of affiliates	10,321,436	20,940,502
Provision for deferred and other income taxes	(1,508,011)	(21,034)
Stock based compensation expense	256,996	237,123
Benefit plans funded with treasury stock	695,560	1,480,913
Change in assets and liabilities:
Other assets	(2,422)	-
Other liabilities	(44,558)	752,154

Net cash provided by operating activities	20,612,520	45,075,737
	-	-
Cash flows from investing activities:
Investment in subsidiaries	(18,759,314)	(40,644,827)
Mortgage loans held for investment made	(2,593,000)	(3,893,000)
Payments received for mortgage loans held for investment	1,820,000	3,439,000

Net cash used in investing activities	(19,532,314)	(41,098,827)

Cash flows from financing activities:
Advances to affiliates	(8,694,702)	1,889,398
Purchase of treasury stock	(1,539,888)	(215,521)
Proceeds from stock options exercised	863,910	57,412
Repayment of bank loans	(579,286)	(640,204)
Proceeds from borrowing on bank loans	4,000,000	-

Net cash provided by (used in) financing activities	(5,949,966)	1,091,085

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(4,869,760)	5,067,995
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	9,482,972	4,414,977
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$4,613,212	$9,482,972
See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1) Bank and Other Loans Payable

	December 31
	2019	2018

4.27% fixed note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2021.	$1,238,619	$1,817,905

Prime rate note payable in monthly installements of $75,108 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2024	4,000,000	-

Total bank and other loans	5,238,619	1,817,905

Less current installments	1,334,798	579,286

Bank and other loans, excluding current installments	$3,903,821	$1,238,619

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75%, secured by the capital stock of Security National Life and maturing September 30, 2020, renewable annually. At December 31, 2019, the Company was contingently liable under a standby letter of credit aggregating $625,405, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit. This standby letter of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2019, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank and other loans payable:

2020	$1,334,798
2021	1,394,369
2022	797,923
2023	837,210
2024	874,319
Thereafter	-
Total	$5,238,619

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

2) Advances from Affiliated Companies

	December 31
	2019	2018
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$638,418	$1,459,841
Life insurance subsidiaries	2,356	7,629,414
	$640,774	$9,089,255

3) Dividends and Capital Contributions

In 2019, SecurityNational Mortgage Company paid cash dividends of $1,199,865 and declared cash dividends of $2,435,605 to be paid to the registrant at a future date to be determined by the Board of Directors. In 2018, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $204,886 and declared cash dividends of $3,195,841 to be paid to the registrant at a future date to be determined by the Board of Directors.

In 2019, the Company made capital contributions to its subsidiaries in the amounts of $2,983,493 to Memorial Estates, Inc., $37,430 to Memorial Mortuary, Inc., $160,799 to Greer Wilson Funeral Home, Inc., $150,000 to Beta Capital Corp., $550,000 to C&J Financial, LLC and $4,000,000 to Security National Life.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2019
Life Insurance in force ($000)	$2,778,103	$465,460	$99,299	$2,411,942	4.1%

Premiums:
Life Insurance	$81,825,194	$547,762	$472,886	$81,750,318	0.6%
Accident and Health Insurance	110,282	-	10	110,292	0.0%
Total premiums	$81,935,476	$547,762	$472,896	$81,860,610	0.6%

2018
Life Insurance in force ($000)	$1,735,888	$56,707	$102,600	$1,781,781	5.8%

Premiums:
Life Insurance	$75,754,594	$432,647	$510,514	$75,832,461	0.7%
Accident and Health Insurance	96,437	-	12	96,449	0.0%
Total premiums	$75,851,031	$432,647	$510,526	$75,928,910	0.7%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals		Balance
	Beginning	Costs and	and		at End of
	of Year	Expenses	Write-offs	Reclassifications	Year
For the Year Ended December 31, 2019

Accumulated depreciation on real estate held for investment	$16,739,578	$3,472,289	$(2,093,633)	$(5,329,495)	$12,788,739

Allowance for losses on mortgage loans held for investment	1,347,972	137,757	(32,692)	-	1,453,037

Accumulated depreciation on property and equipment	17,496,601	1,711,369	(69,878)	380,799	19,518,891

Allowance for doubtful accounts on receivables	1,519,842	267,374	(63,060)	-	1,724,156

Allowance for doubtful accounts on other investments	1,092,528	797,557	(442,059)	-	1,448,026

For the Year Ended December 31, 2018

Accumulated depreciation on real estate held for investment	$18,788,869	$3,589,184	$(5,638,475)	$-	$16,739,578

Allowance for losses on mortgage loans held for investment	1,768,796	(415,099)	(5,725)	-	1,347,972

Accumulated depreciation on property and equipment	17,572,326	1,867,001	(1,942,726)	-	17,496,601

Allowance for doubtful accounts on receivables	1,544,518	71,326	(96,002)	-	1,519,842

Allowance for doubtful accounts on other investments	846,641	721,456	(475,569)	-	1,092,528