Form 10-Q
period 2020-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2020-05-15
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

Commission File Number: 000-09341

SECURITY NATIONAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 West Election Road, Suite 100, Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)

(801) 264-1060 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Class A Common Stock	SNFCA	The Nasdaq Global Select Market

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

Non-accelerated filer [  ] (Do not check if a smaller reporting company)Smaller reporting company [X]

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

Yes [  ] No[X]

As of May 15, 2020, the registrant had 16,142,513 shares of Class A Common Stock, $2.00 par value, outstanding and 2,489,215 shares of Class C Common Stock, $2.00 par value, outstanding.

===================================================================================

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2020

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

Assets	March 31 2020 (Unaudited)	December 31 2019
Investments:
Fixed maturity securities, available for sale, at estimated fair value	$ 329,145,562	$ 355,977,820
Equity securities at estimated fair value	8,235,945	7,271,165
Mortgage loans held for investment (net of allowances for loan losses of $2,089,670 and $1,453,037 for 2020 and 2019)	250,404,519	236,694,546
Real estate held for investment (net of accumulated depreciation of $12,858,882 and $12,788,739 for 2020 and 2019)	102,916,419	102,756,946
Real estate held for sale	11,724,432	14,097,627
Other investments and policy loans (net of allowances for doubtful accounts of $1,489,113 and $1,448,026 for 2020 and 2019)	58,487,143	60,245,269
Accrued investment income	5,757,535	4,833,232
Total investments	766,671,555	781,876,605
Cash and cash equivalents	103,769,066	127,754,719
Loans held for sale at estimated fair value	281,052,576	213,457,632
Receivables (net of allowances for doubtful accounts of $1,710,087 and $1,724,156 for 2020 and 2019)	10,089,043	9,236,330
Restricted assets (including $2,716,047 and $2,985,347 for 2020 and 2019 at estimated fair value)	19,605,629	13,935,317
Cemetery perpetual care trust investments (including $2,344,229 and $2,581,124 for 2020 and 2019 at estimated fair value)	4,150,667	4,411,864
Receivable from reinsurers	15,517,323	15,747,768
Cemetery land and improvements	9,260,286	9,519,950
Deferred policy and pre-need contract acquisition costs	95,942,560	94,701,920
Mortgage servicing rights, net	16,777,131	17,155,529
Property and equipment, net	13,111,612	14,600,394
Value of business acquired	9,821,074	9,876,647
Goodwill	3,519,588	3,519,588
Other	26,872,727	18,649,812

Total Assets	$ 1,376,160,837	$ 1,334,444,075

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31 2020 (Unaudited)	December 31 2019
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$ 831,659,523	$ 825,600,918
Unearned premium reserve	3,568,325	3,621,697
Bank and other loans payable	253,965,181	217,572,612
Deferred pre-need cemetery and mortuary contract revenues	12,689,862	12,607,978
Cemetery perpetual care obligation	3,955,244	3,933,719
Accounts payable	4,345,576	5,056,983
Other liabilities and accrued expenses	59,882,522	50,652,591
Income taxes	16,382,341	18,686,972
Total liabilities	1,186,448,574	1,137,733,470

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 16,142,513 shares in 2020 and 16,107,779 shares in 2019	32,285,026	32,215,558
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,489,215 shares in 2020 and 2,500,887 shares in 2019	4,978,430	5,001,774
Additional paid-in capital	46,343,631	46,091,112
Accumulated other comprehensive income, net of taxes	4,874,201	13,726,514
Retained earnings	102,677,084	101,256,229
Treasury stock at cost - 430,280 Class A shares in 2020 and 490,823 Class A shares in 2019	(1,446,109)	(1,580,582)

Total stockholders' equity	189,712,263	196,710,605

Total Liabilities and Stockholders' Equity	$ 1,376,160,837	$ 1,334,444,075

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31
	2020	2019
Revenues:
Insurance premiums and other considerations	$ 22,291,276	$ 19,027,002
Net investment income	13,400,499	10,041,668
Net mortuary and cemetery sales	4,458,091	3,678,628
Gains (losses) on investments and other assets	(3,212,247)	1,806,661
Mortgage fee income	40,281,761	24,478,871
Other	2,389,569	2,461,005
Total revenues	79,608,949	61,493,835

Benefits and expenses:
Death benefits	13,407,627	10,077,903
Surrenders and other policy benefits	1,070,475	865,931
Increase in future policy benefits	7,038,033	5,751,130
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	3,515,057	3,128,274
Selling, general and administrative expenses:
Commissions	16,554,743	9,675,092
Personnel	18,719,998	15,031,336
Advertising	1,005,317	1,033,175
Rent and rent related	1,614,741	1,904,288
Depreciation on property and equipment	516,213	449,680
Costs related to funding mortgage loans	1,956,282	1,354,925
Other	10,075,542	7,645,127
Interest expense	1,818,609	1,491,887
Cost of goods and services sold-mortuaries and cemeteries	842,078	652,928
Total benefits and expenses	78,134,715	59,061,676

Earnings before income taxes	1,474,234	2,432,159
Income tax expense	(49,785)	(501,841)

Net earnings	$ 1,424,449	$ 1,930,318

Net earnings per Class A Equivalent common share (1)	$0.08	$0.11

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.08	$0.11

Weighted-average Class A equivalent common share outstanding (1)	18,184,575	18,102,318

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	18,371,352	18,323,402

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
	2020	2019
Net earnings	$ 1,424,449	$ 1,930,318
Other comprehensive income (loss):
Unrealized losses on fixed maturity securities available for sale	$ (11,181,151)	-
Unrealized losses on restricted assets	(13,085)	-
Unrealized losses on cemetery perpetual care trust investments	(12,046)	-
Foreign currency translation adjustments	(445)	1,092
Other comprehensive income (loss), before income tax	(11,206,727)	1,092
Income tax benefit (expense)	2,354,414	(272)
Other comprehensive income (loss), net of income tax	(8,852,313)	820
Comprehensive income (loss)	$ (7,427,864)	$ 1,931,138

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2020
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2020	$ 32,215,558	$ 5,001,774	$ 46,091,112	$ 13,726,514	$ 101,256,229	$ (1,580,582)	$ 196,710,605

Net earnings	-	-	-	-	1,424,449	-	1,424,449
Other comprehensive loss	-	-	-	(8,852,313)	-	-	(8,852,313)
Stock-based compensation expense	-	-	65,877	-	-	-	65,877
Exercise of stock options	44,822	-	(33,930)	-	-	-	10,892
Sale of treasury stock	-	-	218,280	-	-	264,081	482,361
Purchase of treasury stock	-	-	-	-	-	(129,608)	(129,608)
Stock dividends	2,322	(1,020)	2,292	-	(3,594)	-	-
Conversion Class C to Class A	22,324	(22,324)	-	-	-	-	-
March 31, 2020	$ 32,285,026	$4,978,430	$ 46,343,631	$ 4,874,201	$ 102,677,084	$ (1,446,109)	$ 189,712,263

	Three Months Ended March 31, 2019
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2019	$ 30,609,596	$ 4,387,286	$ 41,821,778	$ (2,823)	$ 95,201,732	$ (206,396)	$ 171,811,173

Net earnings	-	-	-	-	1,930,318	-	1,930,318
Other comprehensive gain	-	-	-	820	-	-	820
Stock-based compensation expense	-	-	64,704	-	-	-	64,704
Exercise of stock options	8,936	-	8,444	-	-	-	17,380
Sale of treasury stock	-	-	295,153	-	-	42,343	337,496
Purchase of treasury stock	-	-	-	-	-	(112,404)	(112,404)
Stock dividends	282	(4)	489	-	(769)	-	(2)
Conversion Class C to Class A	6,560	(6,560)	-	-	-	-	-
March 31, 2019	$ 30,625,374	$ 4,380,722	$ 42,190,568	$ (2,003)	$ 97,131,281	$ (276,457)	$ 174,049,485

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2020	2019
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ (63,771,244)	$ 19,519,486

Cash flows from investing activities:
Purchases of fixed maturity securities	(28,691,834)	(928,996)
Sales, calls and maturities of fixed maturity securities	44,166,424	1,541,770
Purchases of equity securities	(10,650,102)	(1,061,710)
Sales of equity securities	7,576,507	355,562
Net changes in restricted assets	753,326	(482,975)
Net changes in perpetual care trusts	(107,286)	484,581
Mortgage loans held for investment, other investments and policy loans made	(153,050,405)	(137,912,509)
Payments received for mortgage loans held for investment, other investments and policy loans	149,366,124	123,293,624
Purchases of property and equipment	(534,737)	(76,403)
Sales of property and equipment	-	799
Purchases of real estate	(750,018)	(1,309,373)
Sales of real estate	4,153,329	2,349,864
Cash paid for purchase of subsidiaries, net of cash acquired	-	(3,261,788)
Net cash provided by (used in) investing activities	12,231,328	(17,007,554)

Cash flows from financing activities:
Investment contract receipts	2,640,020	2,760,871
Investment contract withdrawals	(4,662,891)	(3,959,861)
Proceeds from stock options exercised	10,892	17,380
Purchases of treasury stock	(129,608)	(112,404)
Repayment of bank and other loans	(810,623)	(46,299,191)
Proceeds from bank borrowings	20,172,821	47,273,807
Net change in warehouse line borrowings for loans held for sale	16,982,783	(13,643,525)
Net cash provided by (used in) financing activities	34,203,394	(13,962,923)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(17,336,522)	(11,450,991)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	137,735,673	150,936,673

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$ 120,399,151	$ 139,485,682

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 1,845,747	$ 1,508,895
Income taxes (net of refunds)	-	(15,975)

Non Cash Operating, Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$ 8,933,676	$ -
Right-of-use assets obtained in exchange for operating lease liabilities	3,271,518	11,931,889
Benefit plans funded with treasury stock	482,361	337,496
Accrued real estate construction costs and retainage	399,976	786,859
Right-of-use assets obtained in exchange for finance lease liabilities	9,394	238,335
Mortgage loans held for investment foreclosed into real estate held for investment	-	550,000
Mortgage loans held for investment foreclosed into receivables	-	155,347

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

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three Months Ended March 31
	2020	2019
Cash and cash equivalents	$ 103,769,066	$ 130,133,196
Restricted assets	15,347,648	7,751,804
Cemetery perpetual care trust investments	1,282,437	1,600,682

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$ 120,399,151	$ 139,485,682

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

1)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt policies and make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In applying these policies and estimates, the Company makes judgments that frequently require assumptions about matters that are inherently uncertain The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter 2020 and was declared a pandemic (the “COVID-19 Pandemic”) by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect the Company’s operations in March and will likely adversely affect nearly all of the Company’s operations in the second quarter, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect the Company’s future earnings, cash flows, and financial condition include the nature and duration of the curtailment or closure of the Company’s various facilities and the long-term effect on the demand for the Company’s products and services. Accordingly, significant estimates used in the preparation of the Company’s financial statements may be subject to significant adjustments in future periods. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment; those used in determining the liability for future policy benefits; those used in estimating other than temporary impairments on available for sale securities; those used in determining the value of mortgage servicing rights; those used in determining allowances for loan losses for mortgage loans held for investment; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

2)Recent Accounting Pronouncements

Accounting Standards Adopted in 2020

ASU No. 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” – Issued in August 2018, ASU 2018-13 modifies the disclosure requirements of Topic 820 by removing, modifying or adding certain disclosures. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 does not change the fair value measurements already required or permitted by existing standards. The Company adopted this standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s financial statements. See Note 8 for the Company’s fair value disclosures.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

Accounting Standards Adopted in 2019

ASU No. 2016-02: “Leases (Topic 842)” - Issued in February 2016, ASU 2016-02 supersedes the requirements in Accounting Standards Codification (“ASC”) Topic 840, “Leases”, and was issued to increase transparency and comparability among organizations. The new standard sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet right-of-use assets and lease liabilities, equal to the present value of the remaining lease payments. The lease classification will determine whether the lease expense is recognized based on an effective interest rate met hod or a straight-line basis over the term of the leases. The FASB further clarified ASU 2016-02 and provided targeted improvements by issuing ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The Company adopted this standard on January 1, 2019 using the modified retrospective transition method with no cumulative-effect adjustment to the opening balance of retained earnings. Under this transition method, the application date was the beginning of the reporting period, January 1, 2019, in which the Company first applied the standard. Under this transition option, the Company will apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company has made an accounting policy election not to apply the recognition requirements to short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying assets that the lessee is reasonably certain to exercise. The new authoritative guidance allows for certain practical expedients to be utilized to assist with the implementation of the new standard. The Company has elected the transition package of practical expedients which allows the Company to not reassess whether any expired or existing contracts are or contain leases, to not reassess the lease classification for any expired or existing leases and to not reassess initial direct costs for any existing leases.

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

March 31, 2020 (Unaudited)

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

3)Investments

The Company’s investments as of March 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$ 112,607,309	$ 2,088,697	$ -	$ 114,696,006

Obligations of states and political subdivisions	6,399,567	194,880	(9,121)	6,585,326

Corporate securities including public utilities	171,895,973	12,098,857	(7,611,064)	176,383,766

Mortgage-backed securities	31,789,238	634,576	(1,317,320)	31,106,494

Redeemable preferred stock	364,339	18,381	(8,750)	373,970

Total fixed maturity securities available for sale	$ 323,056,426	$ 15,035,391	$ (8,946,255)	$ 329,145,562

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$ 9,970,160	$ 786,981	$ (2,521,196)	$ 8,235,945

Total equity securities at estimated fair value	$ 9,970,160	$ 786,981	$ (2,521,196)	$ 8,235,945

Mortgage loans held for investment at amortized cost:
Residential	$ 117,696,147
Residential construction	93,590,770
Commercial	44,604,661
Less: Unamortized deferred loan fees, net	(2,169,620)
Less: Allowance for loan losses	(2,089,670)
Less: Net discounts	(1,227,769)

Total mortgage loans held for investment	$ 250,404,519

Real estate held for investment - net of accumulated depreciation:
Residential	$ 10,939,769
Commercial	91,976,650

Total real estate held for investment	$ 102,916,419

Real estate held for sale:
Residential	$ 5,648,111
Commercial	6,076,321

Total real estate held for sale	$ 11,724,432

Other investments and policy loans at amortized cost:
Policy loans	$ 14,617,151
Insurance assignments	38,444,267
Federal Home Loan Bank stock (1)	1,674,400
Other investments	5,240,438
Less: Allowance for doubtful accounts	(1,489,113)

Total policy loans and other investments	$ 58,487,143

Accrued investment income	$ 5,757,535

Total investments	$ 766,671,555

(1) Includes $874,400 of Membership stock and $800,000 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

The Company’s investments as of December 31, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$ 142,740,641	$ 632,185	$ (25,215)	$ 143,347,611

Obligations of states and political subdivisions	7,450,366	87,812	(9,026)	7,529,152

Corporate securities including public utilities	156,599,184	16,768,449	(463,413)	172,904,220

Mortgage-backed securities	31,475,280	597,395	(240,177)	31,832,498

Redeemable preferred stock	364,339	-	-	364,339

Total fixed maturity securities available for sale	$ 338,629,810	$ 18,085,841	$ (737,831)	$ 355,977,820

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$ 6,900,537	$ 1,139,799	$ (769,171)	$ 7,271,165

Total equity securities at estimated fair value	$ 6,900,537	$ 1,139,799	$ (769,171)	$ 7,271,165

Mortgage loans held for investment at amortized cost:
Residential	$ 113,043,965
Residential construction	89,430,237
Commercial	38,718,220
Less: Unamortized deferred loan fees, net	(2,391,567)
Less: Allowance for loan losses	(1,453,037)
Less: Net discounts	(653,272)

Total mortgage loans held for investment	$ 236,694,546

Real estate held for investment - net of accumulated depreciation:
Residential	$ 12,530,306
Commercial	90,226,640

Total real estate held for investment	$ 102,756,946

Real estate held for sale:
Residential	$ 8,021,306
Commercial	6,076,321

Total real estate held for sale	$ 14,097,627

Other investments and policy loans at amortized cost:
Policy loans	$ 14,762,805
Insurance assignments	41,062,965
Federal Home Loan Bank stock (1)	894,300
Other investments	4,973,225
Less: Allowance for doubtful accounts	(1,448,026)

Total policy loans and other investments	$ 60,245,269

Accrued investment income	$ 4,833,232

Total investments	$ 781,876,605

(1) Includes $894,300 of Membership stock and $-0- of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities available for sale, which are carried at estimated fair value, at March 31, 2020 and December 31, 2019. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2020
Obligations of States and Political Subdivisions	$ 9,121	$ 1,517,439	$ -	$ -	$ 9,121	$ 1,517,439
Corporate Securities	6,202,615	45,578,852	1,408,449	2,597,590	7,611,064	48,176,442
Mortgage and other asset-backed securities	1,285,828	20,262,301	31,492	477,580	1,317,320	20,739,881
Redeemable preferred stock	8,750	241,250	-	-	8,750	241,250
Total unrealized losses	$ 7,506,314	$ 67,599,842	$ 1,439,941	$ 3,075,170	$ 8,946,255	$ 70,675,012

At December 31, 2019
U.S. Treasury Securities and Obligations
of U.S. Government Agencies	$ 20,211	$ 30,629,288	$ 5,004	$ 10,000,400	$ 25,215	$ 40,629,688
Obligations of States and Political Subdivisions	9,026	3,062,889	-	-	9,026	3,062,889
Corporate Securities	118,746	7,184,311	344,667	3,950,509	463,413	11,134,820
Mortgage and other asset-backed securities	205,470	13,266,443	34,707	502,769	240,177	13,769,212
Total unrealized losses	$ 353,453	$ 54,142,931	$ 384,378	$ 14,453,678	$ 737,831	$ 68,596,609

There were 253 securities with fair value of 88.8% of amortized cost at March 31, 2020. There were 93 securities with fair value of 98.9% of amortized cost at December 31, 2019. No credit losses have been recognized for the three months ended March 31, 2020 and 2019.

On a quarterly basis, the Company evaluates its fixed maturity securities available for sale. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for impairment. Securities with ratings of 3 to 5 are evaluated for impairment. Securities with a rating of 6 are automatically determined to be impaired and are written down. The evaluation involves an analysis of the securities in relation to historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. If it is unlikely that the security will meet contractual obligations, the loss is considered to be other than temporary, the security is written down to the new anticipated market value and an impairment loss is recognized. Impairment losses are treated as credit losses as the Company holds fixed maturity securities to maturity unless the underlying conditions have changed in the financial instrument to require an impairment.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities available for sale, at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$ 73,238,213	$ 73,502,130
Due in 2-5 years	71,857,335	73,583,452
Due in 5-10 years	77,612,911	76,748,155
Due in more than 10 years	68,194,390	73,831,361
Mortgage-backed securities	31,789,238	31,106,494
Redeemable preferred stock	364,339	373,970
Total	$ 323,056,426	$ 329,145,562

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $110,000,000, par value, of United States Treasury fixed maturity securities with the FHLB at March 31, 2020. These securities are used as collateral on any cash borrowings from the FHLB. As of March 31, 2020, the Company owed $20,000,000 to the FHLB and its estimated remaining maximum borrowing capacity was $88,389,000.

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended March 31
	2020	2019
Fixed maturity securities:
Gross realized gains	$ 95,821	$ 85,587
Gross realized losses	-	(35,393)

Equity securities:
Gains (losses) on securities sold	(57,442)	11,576
Unrealized gains and (losses) on securities held at the end of the period	(2,761,856)	761,208

Other assets:
Gross realized gains	457,028	1,104,935
Gross realized losses	(945,798)	(121,252)
Total	$ (3,212,247)	$ 1,806,661

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

On December 31, 2019, the Company changed the classification of its bond and preferred stock investments from held to maturity to available for sale based on the Company’s need to be able to respond proactively to market risks in managing its portfolio. Proceeds received from the sale of fixed maturity available for sale securities for the three months ended March 31, 2020, were $645,750, and resulted in gross realized gains and gross realized losses of $79,411 and $-0-, respectively. The carrying amount of held to maturity securities sold was $369,263 for the three months ended March 31, 2019.  The net realized loss related to these sales was $35,388 for the three months ended March 31, 2019.

Major categories of net investment income are as follows:

	Three Months Ended March 31
	2020	2019
Fixed maturity securities	$ 2,924,714	$ 2,503,865
Equity securities	92,042	77,921
Mortgage loans held for investment	5,653,890	4,103,367
Real estate held for investment	3,153,385	1,910,294
Policy loans	233,966	88,137
Insurance assignments	4,299,205	4,212,120
Other investments	25,023	54,548
Cash and cash equivalents	298,005	498,918
Gross investment income	16,680,230	13,449,170
Investment expenses	(3,279,731)	(3,407,502)
Net investment income	$ 13,400,499	$ 10,041,668

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $110,639 and $86,288 for the three months ended March 31, 2020 and 2019, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $9,633,176 at March 31, 2020 and $9,633,818 at December 31, 2019. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at March 31, 2020, other than investments issued or guaranteed by the United States Government.

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

March 31, 2020 (Unaudited)

3)Investments (Continued)

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

The Company currently owns and operates 14 commercial properties in 5 states. These properties include industrial warehouses, office buildings, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company also holds undeveloped land that may be used for future commercial developments. The Company uses bank debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $86,326,000 and $87,815,000 as of March 31, 2020 and December 31, 2019, respectively. The associated bank loan carrying values totaled approximately $54,641,000 and $54,917,000 as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company recorded impairment losses on commercial real estate held for sale of $31,429 and $-0-, respectively. This impairment loss relates to an office building held by the life insurance segment. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance		Total Square Footage
	March 31 2020	December 31 2019	March 31 2020	December 31 2019
Louisiana	$ 5,969,190	$ 6,009,079	125,114	125,114
Mississippi	2,933,234	2,951,478	21,521	21,521
Utah (1)	83,074,226	81,266,083	462,730	465,230

	$ 91,976,650	$ 90,226,640	609,365	611,865

(1) Includes Center53 phase 1 completed in July 2017 and phase 2 which is under construction

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

The following is a summary of the Company’s commercial real estate held for sale for the periods presented:

	Net Ending Balance		Total Square Footage
	March 31 2020	December 31 2019	March 31 2020	December 31 2019
Arizona (1)	$ 2,500	$ 2,500	-	-
Kansas	4,800,000	4,800,000	222,679	222,679
Mississippi	318,322	318,322	12,300	12,300
Nevada	655,499	655,499	4,800	4,800
Texas (2)	300,000	300,000	-	-

	$ 6,076,321	$ 6,076,321	239,779	239,779

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

As of March 31, 2020, SNRE manages 28 residential properties in 6 states across the United States.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment is $9,040,000 and $12,434,000 as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019 the Company did not record any impairment losses on residential real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	March 31 2020	December 31 2019
Florida	$ 2,166,615	$ 2,487,723
Nevada	-	293,516
Utah (1)	8,486,973	9,462,886
Washington	286,181	286,181
	$ 10,939,769	$ 12,530,306

(1) Includes subdivision developments

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

The following is a summary of the Company’s residential real estate held for sale for the periods presented:

	Net Ending Balance
	March 31 2020	December 31 2019
California	421,452	640,452
Florida	858,221	1,300,641
Nevada	293,516	-
Ohio	10,000	10,000
Utah	4,064,922	5,880,213
Washington	-	190,000
	$ 5,648,111	$ 8,021,306

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  As of March 31, 2020, real estate owned and occupied by the Company is summarized as follows:

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

(1) Included in property and equipment on the condensed consolidated balance sheets

(2) See Note 15 regarding the acquisition of Kilpatrick Life Insurance Company

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2020, the Company had 49%, 16%, 9%, 6%, 5% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, Nevada, California, and Arizona, respectively. At December 31, 2019, the Company had 48%, 16%, 10%, 6%, 6% and 5% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

Mortgage loans held for investment are carried at their unpaid principal balances adjusted for net deferred fees, charge-offs, premiums, discounts and the related allowance for loan losses. Interest income is included in net investment income on the condensed consolidated statements of earnings and is recognized when earned. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans. Origination fees are included in net investment income on the condensed consolidated statements of earnings.

Mortgage loans are secured by the underlying property and require an appraisal at the time of underwriting and funding.  Generally, the Company will fund a loan not to exceed 80% of the loan’s collateral fair market value.  Amounts over 80% will require additional collateral or mortgage insurance by an approved third-party insurer.

The Company provides for losses on its mortgage loans held for investment through an allowance for loan losses (a contra-asset account). The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment, the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as real estate held for investment or held for sale.

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

March 31, 2020 (Unaudited)

3)Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2020
Allowance for credit losses:
Beginning balance - January 1, 2020	$ 187,129	$ 1,222,706	$ 43,202	$ 1,453,037
Charge-offs	-	-	-	-
Provision	-	636,633	-	636,633
Ending balance - March 31, 2020	$ 187,129	$ 1,859,339	$ 43,202	$ 2,089,670

Ending balance: individually evaluated for impairment	$ -	$ 345,913	$ -	$ 345,913

Ending balance: collectively evaluated for impairment	$ 187,129	$ 1,513,426	$ 43,202	$ 1,743,757

Mortgage loans:
Ending balance	$ 44,604,661	$ 117,696,147	$ 93,590,770	$ 255,891,578

Ending balance: individually evaluated for impairment	$ 864,719	$ 4,536,840	$ -	$ 5,401,559

Ending balance: collectively evaluated for impairment	$ 43,739,942	$ 113,159,307	$ 93,590,770	$ 250,490,019

December 31, 2019
Allowance for credit losses:
Beginning balance - January 1, 2019	$ 187,129	$ 1,125,623	$ 35,220	$ 1,347,972
Charge-offs	-	(32,692)	-	(32,692)
Provision	-	129,775	7,982	137,757
Ending balance - December 31, 2019	$ 187,129	$ 1,222,706	$ 43,202	$ 1,453,037

Ending balance: individually evaluated for impairment	$ -	$ 195,993	$ -	$ 195,993

Ending balance: collectively evaluated for impairment	$ 187,129	$ 1,026,713	$ 43,202	$ 1,257,044

Mortgage loans:
Ending balance	$ 38,718,220	$ 113,043,965	$ 89,430,237	$ 241,192,422

Ending balance: individually evaluated for impairment	$ 4,488,719	$ 3,752,207	$ 655,000	$ 8,895,926

Ending balance: collectively evaluated for impairment	$ 34,229,501	$ 109,291,758	$ 88,775,237	$ 232,296,496

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

Age Analysis of Mortgage Loans Held for Investment

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Unamortized discounts, net	Net Mortgage Loans
March 31, 2020
Commercial	$ 1,713,947	$ 1,421,979	$ 864,719	$ -	$ 4,000,645	$ 40,604,016	$ 44,604,661	$ (187,129)	$ (74,850)	$ (824,461)	$ 43,518,221
Residential	12,130,781	3,423,153	2,730,747	1,806,094	20,090,775	97,605,372	117,696,147	(1,859,339)	(1,440,781)	(403,308)	113,992,719
Residential Construction	2,002,484	-	-	-	2,002,484	91,588,286	93,590,770	(43,202)	(653,989)	-	92,893,579

Total	$ 15,847,212	$ 4,845,132	$ 3,595,466	$ 1,806,094	$ 26,093,904	$ 229,797,674	$ 255,891,578	$ (2,089,670)	$ (2,169,620)	$ (1,227,769)	$ 250,404,519

December 31, 2019
Commercial	$ 1,872,000	$ -	$ 4,488,719	$ -	$ 6,360,719	$ 32,357,501	$ 38,718,220	$ (187,129)	$ (88,918)	$ (653,272)	$ 37,788,901
Residential	10,609,296	4,085,767	2,100,742	1,651,465	18,447,270	94,596,695	113,043,965	(1,222,706)	(1,567,581)	-	110,253,678
Residential Construction	-	-	655,000	-	655,000	88,775,237	89,430,237	(43,202)	(735,068)	-	88,651,967

Total	$ 12,481,296	$ 4,085,767	$ 7,244,461	$ 1,651,465	$ 25,462,989	$ 215,729,433	$ 241,192,422	$ (1,453,037)	$ (2,391,567)	$ (653,272)	$ 236,694,546

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2020
With no related allowance recorded:
Commercial	$ 864,719	$ 864,719	$ -	$ 864,719	$ -
Residential	2,231,530	2,231,530	-	2,231,530	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Residential	2,305,311	2,305,311	345,913	2,305,311	-
Residential construction	-	-	-	-	-

Total:
Commercial	$ 864,719	$ 864,719	$ -	$ 864,719	$ -
Residential	4,536,841	4,536,841	345,913	4,536,841	-
Residential construction	-	-	-	-	-

December 31, 2019
With no related allowance recorded:
Commercial	$ 4,488,719	$ 4,488,719	$ -	$ 1,499,043	$ -
Residential	2,254,189	2,254,189	-	3,367,151	-
Residential construction	655,000	655,000	-	1,457,278	-

With an allowance recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Residential	1,498,018	1,498,018	195,993	665,270	-
Residential construction	-	-	-	-	-

Total:
Commercial	$ 4,488,719	$ 4,488,719	$ -	$ 1,499,043	$ -
Residential	3,752,207	3,752,207	195,993	4,032,421	-
Residential construction	655,000	655,000	-	1,457,278	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

3)Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan held for investment portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The Company’s performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Performing	$ 43,739,942	$ 34,229,501	$ 113,159,306	$ 109,291,758	$ 93,590,770	$ 88,775,237	$ 250,490,018	$ 232,296,496
Non-performing	864,719	4,488,719	4,536,841	3,752,207	-	655,000	5,401,560	8,895,926

Total	$ 44,604,661	$ 38,718,220	$ 117,696,147	$ 113,043,965	$ 93,590,770	$ 89,430,237	$ 255,891,578	$ 241,192,422

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $346,000 and $203,000 as of March 31, 2020 and December 31, 2019, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-Accrual Status

	As of March 31 2020	As of December 31 2019
Commercial	$ 864,719	$ 4,488,719
Residential	4,536,841	3,752,207
Residential construction	-	655,000
Total	$ 5,401,560	$ 8,895,926

4)Loans Held for Sale

The Company has elected the fair value option for loans held for sale. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. There are two loans with an aggregate unpaid principal balance of $235,909 that are 90 or more days past due and on a nonaccrual status as of March 31, 2020. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

4)Loans Held for Sale (Continued)

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of March 31 2020	As of December 31 2019

Aggregate fair value	$ 281,052,576	$ 213,457,632
Unpaid principal balance	272,772,415	206,417,122
Unrealized gain	8,280,161	7,040,510

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended March 31
	2020	2019
Loan fees	$ 8,916,153	$ 5,741,262
Interest income	1,680,459	1,214,632
Secondary gains	26,641,492	16,364,771
Change in fair value of loan commitments	3,275,032	932,527
Change in fair value of loans held for sale	381,734	328,058
Provision for loan loss reserve	(613,109)	(102,379)
Mortgage fee income	$ 40,281,761	$ 24,478,871

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31 2020	As of December 31 2019
Balance, beginning of period	$ 4,046,288	$ 3,604,869
Provision on current loan originations (1)	613,109	643,284
Charge-offs, net of recaptured amounts	(1,230,348)	(201,865)
Balance, end of period	$ 3,429,049	$ 4,046,288

(1) Included in mortgage fee income

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

4)Loans Held for Sale (Continued)

The Company maintains reserves for estimated losses on current production volumes. The Company also retains loss reserves for loans that the Company originated between 2005 and 2007, in which the possibility of an investor claim or potential settlement may still exist. For the three months ended March 31, 2020 and 2019, reserves were added at a rate of 2.5 basis points per loan originated, the equivalent of $250 per $1,000,000 in loans originated.

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

During the period from 2006 to 2020, over $60 million has been reserved for loan losses. A large majority of that reserve has been used to settle investor claims or potential claims on alternative documentation loans originated between 2005 to 2007. As the time since the origination of these loans has increased, estimating the potential of a claim being made, when it might be made, the validity of the claim, and the amount of such claim becomes more difficult. However, because some loans remain from the original 2005 to 2007 time period that have not been settled, the Company still includes a reserve for the potential of future loan demands and potential settlements of such loans. As of March 31, 2020, the loan loss reserve includes an estimate of approximately $3,000,000 for remaining losses still to be settled on loans from this time period with a general reserve for more recent loan production. Thus, the Company believes that the final loan loss reserve as of March 31, 2020, represents its best estimate for adequate loss reserves on loans sold.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

5)Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $65,877 and $64,704 has been recognized for these plans for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total unrecognized compensation expense related to the options issued was $248,574, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company’s stock compensation plans as of March 31, 2020, and the changes during the three months ended March 31, 2020, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,086,053	$ 4.41	594,132	$ 5.36
Adjustment for effect of stock dividends	829		-
Granted	37,500		90,000
Exercised	(42,294)		-
Cancelled	-		-
Outstanding at March 31, 2020	1,082,088	$ 4.44	684,132	$ 5.15

As of March 31, 2020:
Options exercisable	985,366	$ 4.42	452,381	$ 5.39

As of March 31, 2020:
Available options for future grant	97,218		-

Weighted average contractual term of options
outstanding at March 31, 2020	5.57 years		5.96 years

Weighted average contractual term of options
exercisable at March 31, 2020	5.16 years		4.70 years

Aggregated intrinsic value of options
outstanding at March 31, 2020 (1)	$489,237		$41,150

Aggregated intrinsic value of options
exercisable at March 31, 2020 (1)	$471,642		$ -

(1) The Company used a stock price of $4.27 as of March 31, 2020 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

5)Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of March 31, 2019, and the changes during the three months ended March 31, 2019, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	1,011,274	$ 4.49	577,280	$ 5.15
Granted	2,000		-
Exercised	(968)		-
Cancelled	-		-
Outstanding at March 31, 2019	1,012,306	$ 4.49	577,280	$ 5.15

As of March 31, 2019:
Options exercisable	898,472	$ 4.36	506,404	$ 5.13

As of March 31, 2019:
Available options for future grant	295,128		146,425

Weighted average contractual term of options
outstanding at March 31, 2019	5.89 years		3.71 years

Weighted average contractual term of options
exercisable at March 31, 2019	5.71 years		2.87 years

Aggregated intrinsic value of options
outstanding at March 31, 2019 (1)	$704,498		$137,424

Aggregated intrinsic value of options
exercisable at March 31, 2019 (1)	$704,498		$137,424

(1) The Company used a stock price of $4.72 as of March 31, 2019 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months March 31, 2020 and 2019 was $73,072 and $1,539, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

6)Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2020	2019
Numerator:
Net earnings	$ 1,424,449	$ 1,930,318
Denominator:
Basic weighted-average shares outstanding	18,184,575	18,102,318
Effect of dilutive securities:
Employee stock options	186,777	221,084

Diluted weighted-average shares outstanding	18,371,352	18,323,402

Basic net earnings per share	$0.08	$0.11

Diluted net earnings per share	$0.08	$0.11

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the three months March 31, 2020 and 2019, there were 1,316,506 and 984,415 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

7)Business Segment Information

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2019. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

7)Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2020
Revenues from external customers	$ 33,205,762	$ 4,013,696	$ 42,389,491	$ -	$ 79,608,949
Intersegment revenues	908,168	103,514	200,332	(1,212,014)	-
Segment profit before income taxes	(3,069,167)	104,801	4,438,600		1,474,234
		-
Identifiable Assets	1,124,244,140	79,695,043	278,195,425	(109,493,359)	1,372,641,249
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	1,127,009,710	80,449,061	278,195,425	(109,493,359)	1,376,160,837

For the Three Months Ended
March 31, 2019
Revenues from external customers	$ 30,505,368	$ 4,359,285	$ 26,629,182	$ -	$ 61,493,835
Intersegment revenues	895,372	116,651	126,358	(1,138,381)	-
Segment profit before income taxes	2,085,341	1,184,865	(838,047)	-	2,432,159

Identifiable Assets	935,021,695	87,087,362	155,695,585	(125,548,998)	1,052,255,644
Goodwill	2,765,570	750,745	-	-	3,516,315
Total Assets	937,787,265	87,838,107	155,695,585	(125,548,998)	1,055,771,959

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

8)Fair Value of Financial Instruments

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

Level 1:Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2: Financial assets and financial liabilities whose values are based on the following:

a) Quoted prices for similar assets or liabilities in active markets;

b) Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

Restricted Assets: A portion of these assets include mutual funds and equity securities and fixed maturity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents and participations in mortgage loans. The carrying amounts reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature.

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

Call and Put Option Derivatives: The fair values for call and put options are based on quoted market prices.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$ 329,145,562	$ -	$ 325,870,236	$ 3,275,326
Equity securities	8,235,945	8,235,945	-	-
Loans held for sale	281,052,576	-	-	281,052,576
Restricted assets (1)	1,031,426	-	1,031,426	-
Restricted assets (2)	1,684,621	1,684,621	-	-
Cemetery perpetual care trust investments (1)	991,447	-	991,447	-
Cemetery perpetual care trust investments (2)	1,352,782	1,352,782	-	-
Derivatives - loan commitments (3)	9,465,448	-	-	9,465,448
Total assets accounted for at fair value on a recurring basis	$ 632,959,807	$ 11,273,348	$ 327,893,109	$ 293,793,350

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$ (8,972)	$ (8,972)	$ -	$ -
Derivatives - put options (4)	(944,992)	(944,992)	-	-
Derivatives - loan commitments (4)	(3,699,183)	-	-	(3,699,183)
Total liabilities accounted for at fair value on a recurring basis	$ (4,653,147)	$ (953,964)	$ -	$ (3,699,183)

(1) Fixed maturity securities available for sale
(2) Mutual funds and equity securities
(3) Included in other assets on the consolidated balance sheets
(4) Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	3/31/2020	Technique	Input(s)	Value	Value	Average
Loans held for sale	$ 281,052,576	Market approach	Investor contract pricing as a percentage of unpaid principal balance	98.4%	108.5%	103.4%

Derivatives - loan commitments (net)	5,766,265	Market approach	Fall-out factor	1.0%	92.0%	80.1%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	255 bps	57 bps

Fixed maturity securities available for sale	3,275,326	Broker quotes	Pricing quotes	$ 95.02	$ 119.33	$ 110.40

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2019	$ 2,491,233		$ 213,457,632		$ 3,216,382
Originations and purchases	-		792,193,592		-
Sales, maturities and paydowns	-		(739,130,456)		(10,300)
Transfer to mortgage loans held for investment	-		(8,933,676)		-
Total gains (losses):
Included in earnings	3,275,032	(1)	23,465,484	(1)	828	(2)
Included in other comprehensive income	-		-		68,416

Balance - March 31, 2020	$ 5,766,265		$ 281,052,576		$ 3,275,326

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2) As a component of Net investment income on the condensed consolidated statements of earnings

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at March 31, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$ 1,959,398	$ -	$ -	$ 1,959,398
Total assets accounted for at fair value on a nonrecurring basis	$ 1,959,398	$ -	$ -	$ 1,959,398

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$ 355,977,820	$ -	$ 352,761,438	$ 3,216,382
Equity securities	7,271,165	7,271,165	-	-
Loans held for sale	213,457,632	-	-	213,457,632
Restricted assets (1)	1,008,867	-	1,008,867	-
Restricted assets (2)	1,976,480	1,976,480	-	-
Cemetery perpetual care trust investments (1)	975,673	-	975,673	-
Cemetery perpetual care trust investments (2)	1,605,451	1,605,451	-	-
Derivatives - loan commitments (3)	2,722,580	-	-	2,722,580
Total assets accounted for at fair value on a recurring basis	$ 584,995,668	$ 10,853,096	$ 354,745,978	$ 219,396,594

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$ (62,265)	$ (62,265)	$ -	$ -
Derivatives - put options (4)	(22,282)	(22,282)	-	-
Derivatives - loan commitments (4)	(231,347)	-	-	(231,347)
Total liabilities accounted for at fair value on a recurring basis	$ (315,894)	$ (84,547)	$ -	$ (231,347)

(1) Fixed maturity securities available for sale
(2) Mutual funds and equity securities
(3) Included in other assets on the condensed consolidated balance sheets
(4) Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2019	Technique	Input(s)	Value	Value	Average
Loans held for sale	$ 213,457,632	Market approach	Investor contract pricing as a percentage of unpaid principal balance	98.0%	109.0%	103.0%

Derivatives - loan commitments (net)	2,491,233	Market approach	Fall-out factor	1.0%	92.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	318 bps	79 bps

Fixed maturity securities available for sale	3,216,382	Broker quotes	Pricing quotes	$ 95.02	$ 115.80	$ 107.98

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2018	$ 1,591,816	$ 136,210,853	$ -
Originations/purchases	-	2,606,839,175	-
Sales	-	(2,580,875,055)	-
Transfer to mortgage loans held for investment	-	(31,881,851)	-
Transfer from fixed maturity securities held to maturity	-	-	3,216,382
Total gains (losses):
Included in earnings (1)	899,417	83,164,510	-

Balance - December 31, 2019	$ 2,491,233	$ 213,457,632	$ 3,216,382

(1) As a component of mortgage fee income on the condensed consolidated statements of earnings

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2019.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$ 1,302,025	$ -	$ -	$ 1,302,025
Impaired real estate held for investment	8,375,884	-	-	8,375,884
Total assets accounted for at fair value on a nonrecurring basis	$ 9,677,909	$ -	$ -	$ 9,677,909

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2020 and December 31, 2019.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2020:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$ 113,992,719	$ -	$ -	$ 119,728,697	$ 119,728,697
Residential construction	92,893,579	-	-	92,893,579	92,893,579
Commercial	43,518,221	-	-	43,108,562	43,108,562
Mortgage loans held for investment, net	$ 250,404,519	$ -	$ -	$ 255,730,838	$ 255,730,838
Policy loans	14,617,151	-	-	14,617,151	14,617,151
Insurance assignments, net (1)	36,955,154	-	-	36,955,154	36,955,154
Restricted assets (2)	1,541,933	-	-	1,541,933	1,541,933
Cemetery perpetual care trust investments (2)	524,000	-	-	524,000	524,000
Mortgage servicing rights, net	16,777,131	-	-	16,976,241	16,976,241

Liabilities
Bank and other loans payable	$ (253,965,181)	$ -	$ -	$ (253,965,181)	$ (253,965,181)
Policyholder account balances (3)	(44,786,643)	-	-	(41,477,570)	(41,477,570)
Future policy benefits - annuities (3)	(112,487,611)	-	-	(116,245,685)	(116,245,685)

(1) Included in other investments and policy loans on the condensed consolidated balance sheets
(2) Mortgage loans held for investment
(3) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$ 110,253,678	$ -	$ -	$ 115,320,638	$ 115,320,638
Residential construction	88,651,967	-	-	88,651,967	88,651,967
Commercial	37,788,901	-	-	39,289,462	39,289,462
Mortgage loans held for investment, net	$ 236,694,546	$ -	$ -	$ 243,262,067	$ 243,262,067
Policy loans	14,762,805	-	-	14,762,805	14,762,805
Insurance assignments, net (1)	39,614,939	-	-	39,614,939	39,614,939
Restricted assets (2)	2,275,756	-	-	2,289,679	2,289,679
Cemetery perpetual care trust investments (2)	524,000	-	-	536,553	536,553
Mortgage servicing rights, net	17,155,529	-	-	22,784,571	22,784,571

Liabilities
Bank and other loans payable	$ (217,572,612)	$ -	$ -	$ (217,572,612)	$ (217,572,612)
Policyholder account balances (3)	(45,154,180)	-	-	(41,828,469)	(41,828,469)
Future policy benefits - annuities (3)	(113,579,830)	-	-	(117,304,614)	(117,304,614)

(1) Included in other investments and policy loans on the condensed consolidated balance sheets
(2) Mortgage loans held for investment
(3) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

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

Residential – The estimated fair value is determined through a combination of discounted cash flows (estimating expected future cash flows of payments and discounting them using current interest rates from single family mortgages) and considering pricing of similar loans that were sold recently.

Residential Construction – These loans are primarily short in maturity. Accordingly, the estimated fair value is determined to be the carrying value.

Commercial – The estimated fair value is determined by estimating expected future cash flows of payments and discounting them using current interest rates for commercial mortgages.

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

March 31, 2020 (Unaudited)

9)Allowance for Doubtful Accounts

The Company records an allowance and recognizes an expense for potential losses from other investments and receivables in accordance with generally accepted accounting principles.

Receivables are the result of cemetery and mortuary operations, mortgage loan operations and life insurance operations. The allowance is based upon the Company’s historical experience for collectively evaluated impairment. Other allowances are based upon receivables individually evaluated for impairment. Collectability of the cemetery and mortuary receivables is significantly influenced by current economic conditions. The critical issues that impact recovery of mortgage loan operations are interest rate risk, loan underwriting, new regulations and the overall economy

10)Derivative Instruments

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

March 31, 2020 (Unaudited)

10)Derivative Instruments (Continued)

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

The following table shows the notional amount and fair value of derivatives as of March 31, 2020 and December 31, 2019.

	Fair Values and Notional Values of Derivative Instruments
		March 31, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$631,137,439	$9,465,448	$ 3,699,183	$224,202,514	$2,722,580	$231,347
Call options	Other liabilities	611,100	-	8,972	1,813,500	-	62,265
Put options	Other liabilities	5,481,300	-	944,992	1,573,100	-	22,282
Total		$637,229,839	$9,465,448	$ 4,653,147	$227,589,114	$2,722,580	$315,894

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

10)Derivative Instruments (Continued)

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)
		Three Months Ended March 31
Derivative	Classification	2020	2019
Loan commitments	Mortgage fee income	$ 3,275,032	$ 932,527

Call and put options	Gains on investments and other assets	$ (737,860)	$ 290,028

11)Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2020 and December 31, 2019, the balances were $3,429,000 and $4,046,000, respectively.

During the period from 2006 to 2020, over $60 million has been reserved for loan losses. A large majority of that reserve has been used to settle investor claims or potential claims on alternative documentation loans originated between 2005 to 2007. As the time since the origination of these loans has increased, estimating the potential of a claim being made, when it might be made, the validity of the claim, and the amount of such claim becomes more difficult. However, because some loans remain from the original 2005 to 2007 time period that have not been settled, the Company still includes a reserve for the potential of future loan demands and potential settlements of such loans. As of March 31, 2020, the loan loss reserve includes an estimate of approximately $3,000,000 for remaining losses still to be settled on loans from this time period with a general reserve for more recent loan production. Thus, the Company believes that the final loan loss reserve as of March 31, 2020, represents its best estimate for adequate loss reserves on loans sold.

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

March 31, 2020 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

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

March 31, 2020 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

On January 15, 2020, SecurityNational Mortgage filed a motion to dismiss Lehman Holdings’ RMBS action in the Bankruptcy Court for lack of subject matter jurisdiction and standing. It was not filed in the Bankruptcy Court but in the United States District Court for the Southern District of New York. The District Court referred the matter to a magistrate judge for general pretrial, which “includes scheduling, discovery, non-dispositive pretrial motions, and settlement,” as well as for “a Report and Recommendation” as to the pending motion. The final disposition of the motion will be with the District Court judge. Lehman Holdings has asked the District Court to transfer the case to one of two other judges allegedly due to related matters. No action has been taken by the District Court to transfer the case.

However, Lehman Holdings filed its response brief to the motion and SecurityNational Mortgage filed its reply so the matter is now fully briefed. No decision has been made as to whether the magistrate judge will hold oral argument. In view of SecurityNational Mortgage’s motion to dismiss, Lehman Holdings requested that the mediation set for January 23, 2020 be adjourned “pending resolution of your [SecurityNational Mortgage] motion by the court.” On January 17, 2020, the mediator adjourned the scheduled mediation without a date.

On March 17, 2020, Lehman Holdings filed a motion for partial summary judgment against dozens of defendants asserting that sufficient notice was given defendants concerning the settlement of the RMBS claims so that Lehman Holdings, as an indemnitee, would not have to prove that it (Lehman Holdings) had liability to the RMBS Trustees, but only that its settlement was reasonable and in good faith. Defendants involved will file a response brief that for various reasons Lehman Holdings cannot establish sufficient notice as required by law. Defendants are intending to file a cross motion to seek an affirmative ruling on the issue of Lehman Holdings’ motion. Thereafter, Lehman Holdings is entitled to file a reply brief and also a response to defendants’ cross motion. Defendants then would have the opportunity to file a reply. Even if Lehman Holdings were to prevail on its motion, it does not absolve Lehman Holdings of its burden to prove indemnity liability to the defendants.

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has a $100,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month LIBOR rate plus 2.1% and matures on June 16, 2020. SecurityNational Mortgage is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, the ratio of indebtedness to adjusted tangible net worth, and the liquidity overhead coverage ratio, and a quarterly gross profit of at least $1.00. SecurityNational Mortgage has requested but not yet received a waiver from Wells Fargo Bank N.A. as SecurityNational Mortgage did not meet the indebtedness to adjusted tangible net worth ratio for March or April 2020 due to high mortgage origination volume in both months that resulted in aggregate borrowings in excess of the defined limits. SecurityNational Mortgage plans to negotiate an amendment to adjust the ratio to return to compliance when SecurityNational Mortgage renews the agreement at the end of May 2020.

The Company, through its subsidiary SecurityNational Mortgage, also uses a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on September 9, 2020. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The agreements for both warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  SecurityNational Mortgage has requested but not yet received a waiver from Texas Capital Bank in regard to its current violation with Wells Fargo Bank N.A. As of March 31, 2020, the Company had approximately $74,955,000 and $98,074,000 outstanding on the Texas Capital Bank and Wells Fargo warehouse lines, respectively. In the unlikely event SecurityNational Mortgage is required to repay both warehouse lines, SecurityNational Mortgage has sufficient cash and borrowing capacity to do so and to continue to fund its origination activities through the other internal funding sources.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of March 31, 2020, the Company’s commitments were approximately $135,902,000 for these loans, of which $94,834,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

March 31, 2020 (Unaudited)

12)Mortgage Servicing Rights

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

The following is a summary of the MSR activity for the periods presented.

	As of March 31 2020	As of December 31 2019
Amortized cost:
Balance before valuation allowance at beginning of year	$ 17,155,529	$ 20,016,822
MSR additions resulting from loan sales	1,677,178	4,194,502
Amortization (1)	(2,055,576)	(7,055,795)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$ 16,777,131	$ 17,155,529

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$ -	$ -
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$ -	$ -

Mortgage servicing rights, net	$ 16,777,131	$ 17,155,529

Estimated fair value of MSRs at end of period	$ 16,976,241	$ 22,784,571

(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

12)Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2020	4,027,387
2021	2,899,758
2022	2,191,385
2023	1,678,517
2024	1,311,478
Thereafter	4,668,606
Total	$ 16,777,131

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended March 31
	2020	2019
Contractual servicing fees	$ 1,784,944	$ 1,858,599
Late fees	97,808	87,291
Total	$ 1,882,752	$ 1,945,890

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of March 31 2020	As of December 31 2019
Servicing UPB	$ 2,820,985,128	$ 2,804,139,415

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2020	21.20	3.85	9.51
December 31, 2019	15.30	5.27	9.51

13) Income Taxes

The Company’s overall effective tax rate for the three months ended March 31, 2020 and 2019 was 3.4% and 20.6%, respectively, which resulted in a provision for income taxes of $50,000 and $502,000, respectively. During the first quarter of 2020, the Company recorded a tax benefit of $433,000 related to the enactment of the Coronavirus Aid, Relief and Economic Security ("CARES") Act signed into law March 27, 2020.  The benefit is primarily related to the net operating loss carryback provisions enacted by the CARES Act and higher tax rates in those carryback periods.  The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partially due to the tax benefit recorded for the CARES Act and its provision for state income taxes.  The effective tax rate in the current period decreased when compared to the prior year period largely due to the benefit recorded for the CARES Act.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2020)	$ 2,778,879	$ -	$ 12,607,978
Closing (3/31/2020)	3,284,942	-	12,689,862
Increase/(decrease)	506,063	-	81,884

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2019)	$ 2,816,225	$ -	$ 12,508,625
Closing (12/31/2019)	2,778,879	-	12,607,978
Increase/(decrease)	(37,346)	-	99,353

(1) Included in Receivables, net on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The amount of revenue recognized and included in the opening contract liability balance for the three months ended March 31, 2020 and 2019 was $950,772 and $741,520, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended March 31
	2020	2019
Major goods/service lines
At-need	$ 3,385,191	$ 2,969,067
Pre-need	1,072,900	709,561
	$ 4,458,091	$ 3,678,628

Timing of Revenue Recognition
Goods transferred at a point in time	$ 2,993,704	$ 2,390,609
Services transferred at a point in time	1,464,387	1,288,019
	$ 4,458,091	$ 3,678,628

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended March 31
	2020	2019
Net mortuary and cemetery sales	$ 4,458,091	$ 3,678,628
Gains (losses) on investments and other assets	(660,123)	498,597
Net investment income	204,846	112,809
Other revenues	10,882	69,251
Revenues from external customers	4,013,696	4,359,285

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

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

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows:

Cash	$ 53,859
Property and equipment	2,475,526
Receivables	13,620
Goodwill	754,018
Other	21,800
Total assets acquired	3,318,823

Bank and other loans payable	(3,176)
Total liabilities assumed	(3,176)
Fair value of net assets acquired/consideration paid	$ 3,315,647

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

15) Acquisitions (Continued)

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

Other investments and policy loans	$ 9,124,459
Real estate held for investment	2,850,000
Mortgage loans held for investment	200,000
Receivables	131,258
Total assets acquired	12,305,717

Future policy benefits and unpaid claims	(165,404,970)
Other liabilities and accrued expenses	(5,259,341)
Total liabilities assumed	(170,664,311)
Cash received for reinsurance assumed	$ 158,358,594

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited)

15) Acquisitions (Continued)

Contemporaneous with the stock purchase transaction, both Kilpatrick Life and Security National Life, as coinsurer, agreed to terminate the coinsurance agreement, to require the recapture of the life insurance policies by Kilpatrick Life and provided notification to the Louisiana Department of Insurance. The final settlement and transfer of the coinsurance trust assets from Security National Life back to Kilpatrick Life occurred shortly thereafter.

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition, on December 13, 2019, are shown in the following table. At the time of acquisition some of these assets and liabilities became intercompany items, and the Company has eliminated them for consolidation.

Fixed maturity securities, available for sale	$ 22,766,520
Fixed maturity securities, held to maturity	16,436
Mortgage loans held for investment	8,011,660
Real estate held for investment	2,708,557
Other investments	446,655
Accrued investment income	183,527
Total investments	34,133,355

Cash and cash equivalents	6,900,654
Receivables, net	5,407,736	(1)
Receivables from reinsurers	168,105,064	(1)
Property and equipment, net	1,498,245
Value of business acquired	4,962,831
Deferred taxes	167,344
Other	712,323
Total assets acquired	221,887,552

Future policy benefits and unpaid claims	(189,071,407)
Accounts payable	(283,304)
Other liabilities and accrued expenses	(7,870,944)
Income taxes	(881,957)
Total liabilities assumed	(198,107,612)
Fair value of net assets acquired/consideration paid	$ 23,779,940

Fair value of net assets acquired/consideration paid, net of cash acquired	$ 16,879,286

(1) Receivable from reinsurers of $162,907,008 and receivables, net of $5,000,000 were settled with the recapture of the coinsurance agreement by Kilpatrick Life from Security National Life.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s operations over the last several years generally reflect three trends or events which the Company expects to continue to focus on: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on an improving housing market by originating mortgage loans. The Company may need to adjust its strategy temporarily to respond to the changing economic circumstances resulting from the COVID-19 Pandemic.

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

The following table shows the condensed financial results of the insurance operations for three months ended March 31, 2020 and 2019.  See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2020	2019	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$ 22,291	$ 19,027	17%
Net investment income	13,051	9,753	34%
Gains (losses) on investments and other assets	(2,545)	1,343	(290%)
Other	408	382	7%
Total	$ 33,205	$ 30,505	9%
Intersegment revenue	$ 908	$ 895	1%
Earnings before income taxes	$ (3,069)	$ 2,085	(247%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability in the three months ended March 31, 2020 has decreased due to a $3,888,000 decrease in gains on investments and other assets mostly attributable to decreases in gains on equity securities of $2,772,000 and decreases in gains on call and put option derivatives of $1,028,000. These decreases were primarily the result of decreases in the fair value of these investments due to the recent downturn of the economy caused by the COVID-19 Pandemic. Also contributing to the decrease in profitability was a $3,534,000 increase in death, surrenders and other policy benefits, a $1,287,000 increase in future policy benefits, a $326,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs, and a $2,744,000 increase in selling, general and administrative expenses. This decrease was partially offset by a $3,264,000 increase in insurance premiums and a $3,298,000 increase in net investment income. The Company acquired Kilpatrick Life Insurance Company (“Kilpatrick Life”) in December 2019. See Note 15 to the condensed consolidated financial statements. This acquisition is the primary reason for the increases in insurance premiums, net investment income, death, surrenders and other policy benefits, and selling, general and administrative expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three months ended March 31, 2020 and 2019. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2020	2019	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$ 1,762	$ 1,633	8%
Cemetery revenues	2,696	2,046	32%
Net investment income	205	113	81%
Gains (losses) on investments and other assets	(660)	498	(233%)
Other	11	69	(84%)
Total	$ 4,014	$ 4,359	(8%)
Earnings before income taxes	$ 105	$ 1,185	(91%)

Profitability in the three months ended March 31, 2020 has decreased due to a $1,158,000 decrease in gains on investments and other assets primarily attributable to a $821,000 decrease in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments due to the recent downturn of the economy caused by the COVID-19 Pandemic and a decrease of $298,000 in gains on real estate sales. This decrease was partially offset by a $363,000 increase in cemetery pre-need sales, a $287,000 increase in cemetery at-need sales, a $129,000 increase in mortuary at-need sales, and a $92,000 increase in net investment income.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 26% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the three months ended March 31, 2020 and 2019, SecurityNational Mortgage originated 3,067 loans ($769,309,000 total volume) and 1,953 loans ($419,493,000 total volume), respectively. For the three months ended March 31, 2020 and 2019, EverLEND Mortgage originated 86 loans ($22,885,000 total volume) and 40 loans ($9,008,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2020 and 2019.  See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2020	2019	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$ 13,641	$ 8,114	68%
Secondary gains from investors	26,641	16,365	63%
Net investment income	144	176	(18%)
Gains on investments and other assets	(7)	(35)	(80%)
Other	1,970	2,009	(2%)
Total	$ 42,389	$ 26,629	59%
Earnings before income taxes	$ 4,439	$ (838)	630%

Included in other revenues is service fee income. The increase in earnings for the three months ended March 31, 2020 was due to an increase in mortgage loan originations and refinancings, and subsequent sales of mortgage loans into the secondary market.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of March 31, 2020 and December 31, 2019, the balances were $3,429,000 and $4,046,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Total revenues increased by $18,115,000, or 29.5%, to $79,609,000 for the three months ended March 31, 2020, from $61,494,000 for the comparable period in 2019. Contributing to this increase in total revenues was a $15,803,000 increase in mortgage fee income, a $3,359,000 increase in net investment income, a $3,264,000 increase in insurance premiums and other considerations, and a $779,000 increase in net mortuary and cemetery sales. This increase in total revenues was partially offset by a $5,019,000 decrease in gains on investments and other assets and a $71,000 decrease in other revenues.

Insurance premiums and other considerations increased by $3,264,000, or 17.2%, to $22,291,000 for the three months ended March 31, 2020, from $19,027,000 for the comparable period in 2019. This increase was primarily due to $2,911,000 from the acquisition of Kilpatrick Life in December 2019. See Note 15 to the condensed consolidated financial statements. This increase was also due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $3,359,000, or 33.4%, to $13,400,000 for the three months ended March 31, 2020, from $10,042,000 for the comparable period in 2019. This increase was primarily attributable to a $1,551,000 increase in mortgage loan interest ($580,000 due to the acquisition of Kilpatrick Life), a $1,243,000 increase in rental income from real estate held for investment ($506,000 due to the acquisition of Kilpatrick Life), a $421,000 increase in fixed maturity securities income ($471,000 due to the acquisition of Kilpatrick Life), a $146,000 increase in policy loan income ($136,000 due to the acquisition of Kilpatrick Life), a $128,000 decrease in investment expenses ($114,000 increase due to the acquisition of Kilpatrick Life), a $87,000 increase in insurance assignment income, and a $14,000 increase in equity securities income. This increase was partially offset by a $201,000 decrease in interest on cash and cash equivalents ($111,000 increase due to the acquisition of Kilpatrick Life) and a $30,000 decrease in other investment income ($25,000 increase due to the acquisition of Kilpatrick Life).

Net mortuary and cemetery sales increased by $779,000, or 21.2%, to $4,458,000 for the three months ended March 31, 2020, from $3,679,000 for the comparable period in 2019. This increase was primarily due to a $363,000 increase in cemetery pre-need sales, a $287,000 increase in cemetery at-need sales, and a $129,000 increase in mortuary at-need sales.

Gains on investments and other assets decreased by $5,019,000, or 277.8%, to losses of $3,212,000 for the three months ended March 31, 2020, from gains of $1,807,000 for the comparable period in 2019. This decrease in gains on investments and other assets was primarily due a $3,592,000 decrease in gains on equity securities ($148,000 due to the acquisition of Kilpatrick Life) mostly attributable to decreases in the fair value of these equity securities, due to the recent downturn of the economy caused by the COVID-19 Pandemic. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2019, these changes in fair value are recognized in earnings instead of other comprehensive income. This decrease in gains on investments and other assets was also due to a $1,472,000 decrease in gains on other assets mostly attributable to decreases in the fair value of call and put option derivatives. This decrease in gains on investments and other assets was partially offset by a $45,000 increase in gains on fixed maturity securities ($36,000 due to the acquisition of Kilpatrick Life).

Mortgage fee income increased by $15,803,000, or 64.6%, to $40,282,000, for the three months ended March 31, 2020, from $24,479,000 for the comparable period in 2019.  This increase was primarily due to a $10,277,000 increase in secondary gains from loans sold to third-party investors, a $3,641,000 increase in loan fees and interest income, and a $2,396,000 increase in the fair value of loans held for sale and loan commitments. This increase in mortgage fee income was partially offset by a $511,000 increase in the provision for loan loss reserve.

Other revenues decreased by $71,000, or 2.9%, to $2,390,000 for the three months ended March 31, 2020, from $2,461,000 for the comparable period in 2019. This decrease was primarily attributable to a decrease in servicing fee revenue.

Total benefits and expenses were $78,135,000, or 98.1% of total revenues, for the three months ended March 31, 2020, as compared to $59,062,000, or 96.0% of total revenues, for the comparable period in 2019.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $4,821,000 or 28.9%, to $21,516,000 for the three months ended March 31, 2020, from $16,695,000 for the comparable period in 2019. This increase was primarily the result of a $3,330,000 increase in death benefits ($2,522,000 due to the acquisition of Kilpatrick Life), a $1,287,000 increase in future policy benefits ($929,000 due to the acquisition of Kilpatrick Life) and a $204,000 increase in surrender and other policy benefits ($277,000 due to the acquisition of Kilpatrick Life).

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $387,000, or 12.4%, to $3,515,000 for the three months ended March 31, 2020, from $3,128,000 for the comparable period in 2019. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs and $13,000 due to the acquisition of Kilpatrick Life.

Selling, general and administrative expenses increased by $13,349,000, or 36.0%, to $50,443,000 for the three months ended March 31, 2020, from $37,094,000 for the comparable period in 2019. This increase was primarily the result of a $6,880,000 increase in commissions, a $3,689,000 increase in personnel expenses, a $2,430,000 increase in other expenses, a $601,000 increase in costs related to funding mortgage loans, and a $67,000 increase in depreciation on property and equipment. This increase was partially offset by a $290,000 decrease in rent and rent related expenses and a $28,000 decrease in advertising expenses. Most of these increases are attributable to the mortgage segment due to the increase in mortgage loan originations and refinancings, most notably $6,561,000 in commissions, $2,108,000 in personnel expenses, and $1,615,000 in other expenses. Also, these increases are attributable to the acquisition of Kilpatrick Life, most notably $953,000 in personnel expenses, $543,000 in commissions, and $618,000 in other expenses.

Interest expense increased by $327,000, or 21.9%, to $1,819,000 for the three months ended March 31, 2020, from $1,492,000 for the comparable period in 2019. This increase was primarily due to a $305,000 increase in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold-mortuaries and cemeteries increased by $189,000, or 29.8%, to $842,000 for the three months ended March 31, 2020, from $653,000 for the comparable period in 2019. This increase was primarily due to a $87,000 increase in cemetery at-need sales, a $80,000 increase in cemetery pre-need sales, and a $22,000 increase in mortuary at-need sales.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity or sale of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans, and fees earned from mortgage loans held for sale that are sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, and debt service, and to meet current operating expenses. It should be noted that current conditions in the financial markets and economy caused by the COVID-19 Pandemic may affect the cash flows of the Company.

During the three months ended March 31, 2020 and 2019, the Company's operations used cash of $63,771,000 and provided cash of $19,519,000, respectively. This decrease was due primarily to originations of mortgage loans held for sale.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries and classified as fixed maturity securities available for sale carried at estimated fair value amounted to $328,772,000 and $355,613,000 as of March 31, 2020 and December 31, 2019, respectively. This represents 42.9% and 45.5% of the total investments as of March 31, 2020 and December 31, 2019, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2020, 2.15% (or $7,063,000) and at December 31, 2019, 2.2% (or $7,633,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2020 and December 31, 2019, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $443,627,000 as of March 31, 2020, as compared to $414,283,000 as of December 31, 2019. Stockholders’ equity as a percent of total capitalization was 42.8% and 47.5% as of March 31, 2020 and December 31, 2019, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2019 was 9.8% as compared to a rate of 9.9% for 2018. The 2020 lapse rate to date has been approximately the same as 2019.

At March 31, 2020, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $70,563,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

COVID-19 Pandemic

During the first quarter 2020, the outbreak of COVID-19 has spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company is closely monitoring developments relating to the COVID-19 Pandemic and assessing its impact on the Company’s business. The COVID-19 Pandemic has had and continues to have a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus, which include the implementation of travel bans, self-imposed quarantine periods and social distancing. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

Like most businesses, COVID-19 has impacted the Company. However, the Company cannot, with certainty, presently predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risks.” These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

The Company has implemented risk management, business continuity plans and has taken preventive measures and other precautions, such as business travel restrictions and remote work arrangements. Such measures and precautions have enabled the Company to continue to conduct business.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2020, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

Except for the material weakness discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, there have not been any significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

The Company acquired Kilpatrick Life in December 2019. Prior to the acquisition, the Company identified a material weakness in Kilpatrick Life’s internal control over financial reporting. The material weakness identified had not been remediated as of March 31, 2020. Specifically, the Company determined that Kilpatrick Life’s controls related to change management and segregation of duties for the policy administration system did not operate effectively.  As a result of the control deficiency, a risk exists that inappropriate system changes could potentially result in a material misstatement of Kilpatrick Life’s financial information, which is consolidated with the Company’s results.  Prior to the closing of the acquisition, the Company’s management developed and initiated a plan to remediate these internal control deficiencies

As of May 14, 2020, the Company had not fully assessed Kilpatrick Life’s internal controls over financial reporting and is currently testing new and revised internal controls for design and operating effectiveness. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and the Company has elected to exclude Kilpatrick Life from its assessment. The Company has performed additional analysis and procedures to conclude that it believes the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

The Company has implemented controls to remediate the underlying causes that gave rise to the material weakness.

The following controls have been implemented by management:

•Execution of a formal consultant agreement with the former system developer.

•Creation of unique login credentials for system users.

•Implementation of system change control processes, including the installation of a third-party database logging software.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company's Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company's employer matching contribution to the Employee 401(k) Retirement Savings Plan.

The following table shows the Company's repurchase activity during the three months ended March 31, 2020 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
1/1/2020-1/31/2020	10,000	$ 6.08	-	152,007
2/1/2020-2/29/2020	5,940	5.55	-	146,067
3/1/2020-3/31/2020	400	5.22	-	145,667

Total	16,340	$ 5.79	-	145,667

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)(1)Financial Statements

See “Table of Contents – Part I – Financial Information” under page 2 above

(a)(2)Financial Statement Schedules

None

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1Amended and Restated Articles of Incorporation (6)

3.2Amended and Restated Bylaws (10)

4.1Specimen Class A Stock Certificate (1)

4.2Specimen Class C Stock Certificate (1)

4.3Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)

10.2Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (4)

10.3Amended and Restated 2014 Director Stock Option Plan (2)

10.4Employment Agreement with Scott M. Quist (3)

10.5Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson, sole shareholder (7)

10.6Stock Repurchase Plan (8)

10.7Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (9)

10.8Coinsurance Agreement between Kilpatrick Life Insurance Company and Security National Life Insurance Company (11)

10.9 Stock Purchase Agreement among Security National Financial Corporation, Kilpatrick Life Insurance Company, and the Shareholders of Kilpatrick Life Insurance Company (11)

10.10Consolidated Statement of Assets Acquired and Liabilities Assumed at December 13, 2019 (12)

14Code of Business Conduct and Ethics (10)

21Subsidiaries of the Registrant (13)

23.1Consent of Eide Bailly LLP (5)

23.2Consent of Mackey Price & Mecham (5)

31.1Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xmlInstance Document

101.xsdTaxonomy Extension Schema Document

101.calTaxonomy Extension Calculation Linkbase Document

101.defTaxonomy Extension Definition Linkbase Document

101.labTaxonomy Extension Label Linkbase Document

101.preTaxonomy Extension Presentation Linkbase Document

(1)Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987

(2)Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company’s Annual Meeting of Stockholders

(3)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015

(4)Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016

(5)Incorporated by reference from Registration Statement on Form S-8, as filed on September 7, 2016

(6)Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(7)Incorporated by reference from Report on Form 8-K, as filed on June 6, 2018

(8)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018

(9)Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019

(10)Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

(11)Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019

(12)Incorporated by reference from Report on Form 8-K/A, as filed on February 26, 2020

(13)Incorporated by reference from Report on Form 10-K, as filed on March 31, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: May 15, 2020	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2020	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)