Form 10-Q
period 2020-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2020-08-14
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

Commission File Number: 000-09341

SECURITY NATIONAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 West Election Road, Suite 100, Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)

(801) 264-1060 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	SNFCA	The Nasdaq Global Select Market

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

Yes [  ] No[X]

As of August 10, 2020, the registrant had 16,557,925 shares of Class A Common Stock, $2.00 par value, outstanding and 2,551,445 shares of Class C Common Stock, $2.00 par value, outstanding.

===================================================================================

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2020

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

Assets	June 30 2020 (Unaudited)	December 31 2019
Investments:
Fixed maturity securities, available for sale, at estimated fair value	$ 348,628,792	$ 355,977,820
Equity securities at estimated fair value	11,791,511	7,271,165
Mortgage loans held for investment (net of allowances for loan losses of $2,443,557 and $1,453,037 for 2020 and 2019)	260,418,004	236,694,546
Real estate held for investment (net of accumulated depreciation of $12,801,555 and $12,788,739 for 2020 and 2019)	113,192,422	102,756,946
Real estate held for sale	10,598,341	14,097,627
Other investments and policy loans (net of allowances for doubtful accounts of $1,533,696 and $1,448,026 for 2020 and 2019)	65,700,611	60,245,269
Accrued investment income	5,008,772	4,833,232
Total investments	815,338,453	781,876,605
Cash and cash equivalents	116,961,182	127,754,719
Loans held for sale at estimated fair value	356,949,958	213,457,632
Receivables (net of allowances for doubtful accounts of $1,731,873 and $1,724,156 for 2020 and 2019)	10,208,989	9,236,330
Restricted assets (including $3,029,593 and $2,985,347 for 2020 and 2019 at estimated fair value)	16,445,277	13,935,317
Cemetery perpetual care trust investments (including $2,671,716 and $2,581,124 for 2020 and 2019 at estimated fair value)	5,230,630	4,411,864
Receivable from reinsurers	15,858,896	15,747,768
Cemetery land and improvements	9,173,403	9,519,950
Deferred policy and pre-need contract acquisition costs	97,528,343	94,701,920
Mortgage servicing rights, net	21,695,123	17,155,529
Property and equipment, net	12,952,262	14,600,394
Value of business acquired	9,570,741	9,876,647
Goodwill	3,519,588	3,519,588
Other	29,628,897	18,649,812

Total Assets	$ 1,521,061,742	$ 1,334,444,075

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30 2020 (Unaudited)	December 31 2019
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$ 837,481,978	$ 825,600,918
Unearned premium reserve	3,476,463	3,621,697
Bank and other loans payable	347,139,008	217,572,612
Deferred pre-need cemetery and mortuary contract revenues	12,930,466	12,607,978
Cemetery perpetual care obligation	4,003,169	3,933,719
Accounts payable	4,920,178	5,056,983
Other liabilities and accrued expenses	62,689,482	50,652,591
Income taxes	25,806,772	18,686,972
Total liabilities	1,298,447,516	1,137,733,470

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 16,557,554 shares in 2020 and 16,107,779 shares in 2019	33,115,108	32,215,558
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,551,445 shares in 2020 and 2,500,887 shares in 2019	5,102,890	5,001,774
Additional paid-in capital	48,917,891	46,091,112
Accumulated other comprehensive income, net of taxes	16,894,089	13,726,514
Retained earnings	120,126,524	101,256,229
Treasury stock at cost - 349,850 Class A shares in 2020 and 490,823 Class A shares in 2019	(1,542,276)	(1,580,582)

Total stockholders' equity	222,614,226	196,710,605

Total Liabilities and Stockholders' Equity	$ 1,521,061,742	$ 1,334,444,075

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues:
Insurance premiums and other considerations	$ 22,924,709	$ 19,645,218	$ 45,215,985	$ 38,672,220
Net investment income	12,962,745	10,540,835	26,363,244	20,582,503
Net mortuary and cemetery sales	4,700,778	4,000,730	9,158,869	7,679,358
Gains (losses) on investments and other assets	2,238,279	(1,025,893)	(973,968)	780,768
Mortgage fee income	73,368,333	32,946,567	113,650,094	57,425,438
Other	2,466,898	2,337,725	4,856,467	4,798,730
Total revenues	118,661,742	68,445,182	198,270,691	129,939,017

Benefits and expenses:
Death benefits	13,586,723	9,248,796	26,994,350	19,326,699
Surrenders and other policy benefits	838,191	763,978	1,908,666	1,629,909
Increase in future policy benefits	6,603,843	5,676,111	13,641,876	11,427,241
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	3,026,666	3,073,478	6,541,723	6,201,752
Selling, general and administrative expenses:
Commissions	27,239,088	13,853,889	43,793,831	23,528,981
Personnel	20,538,655	15,699,260	39,258,653	30,730,596
Advertising	1,229,841	1,171,903	2,235,158	2,205,078
Rent and rent related	1,662,853	1,724,179	3,277,594	3,628,467
Depreciation on property and equipment	518,070	422,926	1,034,283	872,606
Costs related to funding mortgage loans	2,378,815	1,559,289	4,335,097	2,914,214
Other	11,303,388	8,154,367	21,378,930	15,799,494
Interest expense	1,881,440	1,782,557	3,700,049	3,274,444
Cost of goods and services sold-mortuaries and cemeteries	660,413	690,606	1,502,491	1,343,534
Total benefits and expenses	91,467,986	63,821,339	169,602,701	122,883,015

Earnings before income taxes	27,193,756	4,623,843	28,667,990	7,056,002
Income tax expense	(6,636,709)	(1,143,789)	(6,686,494)	(1,645,630)

Net earnings	$ 20,557,047	$ 3,480,054	$ 21,981,496	$ 5,410,372

Net earnings per Class A Equivalent common share (1)	$1.10	$0.19	$1.18	$0.29

Net earnings per Class A Equivalent common share-assuming dilution (1)	$1.07	$0.19	$1.15	$0.29

Weighted-average Class A equivalent common share outstanding (1)	18,764,831	18,576,031	18,703,390	18,567,907

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	19,183,491	18,810,276	19,036,249	18,807,576

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net earnings	$ 20,557,047	$ 3,480,054	$ 21,981,496	$ 5,410,372
Other comprehensive income:
Unrealized gains on fixed maturity securities available for sale	$ 15,180,782	-	3,999,631	-
Unrealized gains on restricted assets	18,072	-	4,987	-
Unrealized gains on cemetery perpetual care trust investments	17,815	-	5,769	-
Foreign currency translation adjustments	165	954	(280)	2,046
Other comprehensive income, before income tax	15,216,834	954	4,010,107	2,046
Income tax expense	(3,196,946)	(238)	(842,532)	(510)
Other comprehensive income, net of income tax	12,019,888	716	3,167,575	1,536
Comprehensive income	$ 32,576,935	$ 3,480,770	$ 25,149,071	$ 5,411,908

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2020
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2020	$ 32,215,558	$ 5,001,774	$ 46,091,112	$ 13,726,514	$ 101,256,229	$ (1,580,582)	$ 196,710,605

Net earnings	-	-	-	-	1,424,449	-	1,424,449
Other comprehensive loss	-	-	-	(8,852,313)	-	-	(8,852,313)
Stock-based compensation expense	-	-	65,877	-	-	-	65,877
Exercise of stock options	44,822	-	(33,930)	-	-	-	10,892
Sale of treasury stock	-	-	218,280	-	-	264,081	482,361
Purchase of treasury stock	-	-	-	-	-	(129,608)	(129,608)
Stock dividends	2,322	(1,020)	2,292	-	(3,594)	-	-
Conversion Class C to Class A	22,324	(22,324)	-	-	-	-	-
March 31, 2020	$ 32,285,026	$4,978,430	$ 46,343,631	$ 4,874,201	$ 102,677,084	$ (1,446,109)	$ 189,712,263

Net earnings	-	-	-	-	20,557,047	-	20,557,047
Other comprehensive income	-	-	-	12,019,888	-	-	12,019,888
Stock-based compensation expense	-	-	101,520	-	-	-	101,520
Exercise of stock options	22,726	-	(22,726)	-	-	-	-
Sale of treasury stock	-	-	319,676	-	-	664,546	984,222
Purchase of treasury stock	-	-	-	-	-	(760,713)	(760,713)
Stock dividends	807,356	124,460	2,175,790	-	(3,107,607)	-	(1)
Conversion Class C to Class A	-	-	-	-	-	-	-
June 30, 2020	$ 33,115,108	$ 5,102,890	$ 48,917,891	$ 16,894,089	$ 120,126,524	$ (1,542,276)	$ 222,614,226

	Six Months Ended June 30, 2019
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2019	$ 30,609,596	$ 4,387,286	$ 41,821,778	$ (2,823)	$ 95,201,732	$ (206,396)	$ 171,811,173

Net earnings	-	-	-	-	1,930,318	-	1,930,318
Other comprehensive income	-	-	-	820	-	-	820
Stock-based compensation expense	-	-	64,704	-	-	-	64,704
Exercise of stock options	8,936	-	8,444	-	-	-	17,380
Sale of treasury stock	-	-	295,153	-	-	42,343	337,496
Purchase of treasury stock	-	-	-	-	-	(112,404)	(112,404)
Stock dividends	282	(4)	489	-	(769)	-	(2)
Conversion Class C to Class A	6,560	(6,560)	-	-	-	-	-
March 31, 2019	$ 30,625,374	$ 4,380,722	$ 42,190,568	$ (2,003)	$ 97,131,281	$ (276,457)	$ 174,049,485

Net earnings	-	-	-	-	3,480,054	-	3,480,054
Other comprehensive loss	-	-	-	716		-	716
Stock-based compensation expense	-	-	65,037	-	-	-	65,037
Exercise of stock options	20,274	-	9,519	-	-	-	29,793
Sale of treasury stock	-	-	92,605	-	-	25,190	117,795
Purchase of treasury stock	-	-	-	-	-	(174,704)	(174,704)
Conversion Class C to Class A	12	(14)	2	-	-	-	-
June 30, 2019	$ 30,645,660	$ 4,380,708	$ 42,357,731	$ (1,287)	$ 100,611,335	$ (425,971)	$ 177,568,176

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2020	2019
Cash flows from operating activities:
Net cash used in operating activities	$(109,561,903)	$ (40,725,988)

Cash flows from investing activities:
Purchases of fixed maturity securities	(49,243,362)	(4,570,527)
Sales, calls and maturities of fixed maturity securities	60,438,933	13,688,850
Purchases of equity securities	(13,396,648)	(2,046,346)
Sales of equity securities	7,841,952	763,548
Net changes in restricted assets	(1,476,279)	(1,380,216)
Net changes in perpetual care trusts	(120,904)	757,527
Mortgage loans held for investment, other investments and policy loans made	(313,439,255)	(273,167,834)
Payments received for mortgage loans held for investment, other investments and policy loans	291,577,885	269,379,815
Purchases of property and equipment	(910,429)	(367,466)
Sales of property and equipment	-	51,102
Purchases of real estate	(12,217,051)	(4,316,130)
Sales of real estate	6,584,359	4,945,323
Cash paid for purchase of subsidiaries, net of cash acquired	-	(3,261,788)
Net cash provided by (used in) investing activities	(24,360,799)	475,858

Cash flows from financing activities:
Investment contract receipts	5,180,530	6,275,671
Investment contract withdrawals	(8,606,537)	(8,729,845)
Proceeds from stock options exercised	10,892	47,173
Purchases of treasury stock	(890,321)	(287,108)
Repayment of bank and other loans	(48,739,820)	(93,583,859)
Proceeds from bank borrowings	119,172,821	92,967,146
Net change in warehouse line borrowings for loans held for sale	59,048,513	29,203,601
Net cash provided by financing activities	125,176,078	25,892,779

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(8,746,624)	(14,357,351)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	137,735,673	150,936,673

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$ 128,989,049	$ 136,579,322

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 3,732,031	$ 3,219,201
Income taxes (net of refunds)	409,223	960,408

Non Cash Operating, Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$ 8,933,676	$ -
Right-of-use assets obtained in exchange for operating lease liabilities	4,641,238	11,860,956
Benefit plans funded with treasury stock	1,466,583	455,291
Accrued real estate construction costs and retainage	687,314	823,545
Mortgage loans held for investment foreclosed into real estate held for investment	686,124	755,000
Right-of-use assets obtained in exchange for finance lease liabilities	8,494	244,855
Receivable for maturities of fixed maturity securities	-	10,000,000
Mortgage loans held for investment foreclosed into receivables	-	155,347

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

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Six Months Ended June 30
	2020	2019
Cash and cash equivalents	$ 116,961,182	$ 127,828,356
Restricted assets	9,992,953	7,076,341
Cemetery perpetual care trust investments	2,034,914	1,674,625

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$ 128,989,049	$ 136,579,322

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

1)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt policies and make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In applying these policies and estimates, the Company makes judgments that frequently require assumptions about matters that are inherently uncertain. The novel coronavirus (“COVID-19”) spread rapidly across the world in the first and second quarters of 2020 and was declared a pandemic (the “COVID-19 Pandemic”) by the World Health Organization. The government and private sector responses to contain its spread began to affect the Company’s operations in March, has continued to affect the Company’s operations and will likely continue to affect nearly all of the Company’s operations in the third quarter, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect the Company’s future earnings, cash flows, and financial condition include the nature and duration of the curtailment or closure of the Company’s various facilities and the long-term effect on the demand for the Company’s products and services. Accordingly, significant estimates used in the preparation of the Company’s financial statements may be subject to significant adjustments in future periods. Actual results could differ from those estimates.

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

June 30, 2020 (Unaudited)

2)Recent Accounting Pronouncements (Continued)

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

June 30, 2020 (Unaudited)

2)Recent Accounting Pronouncements (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

3)Investments

The Company’s investments as of June 30, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$ 102,442,154	$ 2,147,334	$ -	$ 104,589,488

Obligations of states and political subdivisions	5,878,900	269,394	(2,661)	6,145,633

Corporate securities including public utilities	182,731,042	21,371,660	(2,841,768)	201,260,934

Mortgage-backed securities	35,789,063	1,209,447	(734,173)	36,264,337

Redeemable preferred stock	364,339	21,561	(17,500)	368,400

Total fixed maturity securities available for sale	$ 327,205,498	$ 25,019,396	$ (3,596,102)	$ 348,628,792

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$ 12,380,259	$ 1,525,151	$ (2,113,899)	$ 11,791,511

Total equity securities at estimated fair value	$ 12,380,259	$ 1,525,151	$ (2,113,899)	$ 11,791,511

Mortgage loans held for investment at amortized cost:
Residential	$ 109,304,960
Residential construction	106,890,366
Commercial	49,613,367
Less: Unamortized deferred loan fees, net	(1,730,243)
Less: Allowance for loan losses	(2,443,557)
Less: Net discounts	(1,216,889)

Total mortgage loans held for investment	$ 260,418,004

Real estate held for investment - net of accumulated depreciation:
Residential	$ 19,973,537
Commercial	93,218,885

Total real estate held for investment	$ 113,192,422

Real estate held for sale:
Residential	$ 4,522,020
Commercial	6,076,321

Total real estate held for sale	$ 10,598,341

Other investments and policy loans at amortized cost:
Policy loans	$ 14,450,587
Insurance assignments	43,276,682
Federal Home Loan Bank stock (1)	4,056,600
Other investments	5,450,438
Less: Allowance for doubtful accounts	(1,533,696)

Total policy loans and other investments	$ 65,700,611

Accrued investment income	$ 5,008,772

Total investments	$ 815,338,453

(1) Includes $874,400 of Membership stock and $3,182,200 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

3)Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities available for sale, which were carried at estimated fair value, at June 30, 2020 and December 31, 2019. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2020
Obligations of States and Political Subdivisions	$ 2,661	$ 717,466	$ -	$ -	$ 2,661	$ 717,466
Corporate Securities	1,876,784	22,141,540	964,984	3,039,240	2,841,768	25,180,780
Mortgage and other asset-backed securities	710,364	10,024,319	23,809	504,583	734,173	10,528,902
Redeemable preferred stock	17,500	232,500	-	-	17,500	232,500
Total unrealized losses	$ 2,607,309	$ 33,115,825	$ 988,793	$ 3,543,823	$ 3,596,102	$ 36,659,648

At December 31, 2019
U.S. Treasury Securities and Obligations
of U.S. Government Agencies	$ 20,211	$ 30,629,288	$ 5,004	$ 10,000,400	$ 25,215	$ 40,629,688
Obligations of States and Political Subdivisions	9,026	3,062,889	-	-	9,026	3,062,889
Corporate Securities	118,746	7,184,311	344,667	3,950,509	463,413	11,134,820
Mortgage and other asset-backed securities	205,470	13,266,443	34,707	502,769	240,177	13,769,212
Total unrealized losses	$ 353,453	$ 54,142,931	$ 384,378	$ 14,453,678	$ 737,831	$ 68,596,609

There were 134 securities with fair value of 91.1% of amortized cost at June 30, 2020. There were 93 securities with fair value of 98.9% of amortized cost at December 31, 2019. No credit losses have been recognized for the three and six months ended June 30, 2020 and 2019.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

3)Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities available for sale, at June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$ 61,039,649	$ 61,451,128
Due in 2-5 years	73,278,818	76,149,038
Due in 5-10 years	82,777,913	88,468,598
Due in more than 10 years	73,955,716	85,927,291
Mortgage-backed securities	35,789,063	36,264,337
Redeemable preferred stock	364,339	368,400
Total	$ 327,205,498	$ 348,628,792

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $100,000,000, par value, of United States Treasury fixed maturity securities with the FHLB at June 30, 2020. These securities are used as collateral on any cash borrowings from the FHLB. As of June 30, 2020, the Company owed $79,000,000 to the FHLB and its estimated remaining maximum borrowing capacity was $19,572,000.

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Fixed maturity securities:
Gross realized gains	$ 55,138	$ 163,038	$ 150,959	$ 248,626
Gross realized losses	(12,089)	(69,622)	(12,089)	(105,015)

Equity securities:
Gains (losses) on securities sold	(50,029)	41,088	(107,471)	52,664
Unrealized gains and (losses) on securities held at the end of the period	1,738,059	14,016	(1,023,797)	775,224

Other assets:
Gross realized gains	48,736	688,289	505,764	1,793,223
Gross realized losses	458,464	(1,862,702)	(487,334)	(1,983,954)
Total	$ 2,238,279	$ (1,025,893)	$ (973,968)	$ 780,768

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

On December 31, 2019, the Company changed the classification of its bond and preferred stock investments from held to maturity to available for sale based on the Company’s need to be able to respond proactively to market risks in managing its portfolio. Proceeds received from the sale of fixed maturity available for sale securities for the six months ended June 30, 2020, were $2,753,331, and resulted in gross realized gains and gross realized losses of $133,339 and $137, respectively. The carrying amount of held to maturity securities sold for the six months ended June 30, 2019 was $662,972 and the net realized loss related to these sales was $53,097.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

3)Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Fixed maturity securities	$ 3,143,072	$ 2,528,689	$ 6,067,786	$ 5,032,554
Equity securities	111,122	74,730	203,164	152,651
Mortgage loans held for investment	5,582,152	4,525,817	11,236,042	8,629,184
Real estate held for investment	2,787,881	2,096,927	5,941,267	4,007,221
Policy loans	257,527	106,905	491,492	195,042
Insurance assignments	4,383,398	3,906,832	8,682,602	8,118,952
Other investments	398	52,130	25,421	106,678
Cash and cash equivalents	22,385	465,959	320,390	964,876
Gross investment income	16,287,935	13,757,989	32,968,164	27,207,158
Investment expenses	(3,325,190)	(3,217,154)	(6,604,920)	(6,624,655)
Net investment income	$ 12,962,745	$ 10,540,835	$ 26,363,244	$ 20,582,503

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $140,093 and $134,229 for the three months ended June 30, 2020 and 2019, respectively, and $250,732 and $220,516 for the six months ended June 30, 2020 and 2019, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $9,632,398 at June 30, 2020 and $9,633,818 at December 31, 2019. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at June 30, 2020, other than investments issued or guaranteed by the United States Government.

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

June 30, 2020 (Unaudited)

3)Investments (Continued)

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

The Company currently owns and operates 13 commercial properties in 5 states. These properties include office buildings, an assisted living facility, a funeral home, flex office space, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company also holds undeveloped land that may be used for future commercial developments. The Company uses bank debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $70,578,000 and $87,815,000 as of June 30, 2020 and December 31, 2019, respectively. The associated bank loan carrying values totaled approximately $47,068,000 and $54,917,000 as of June 30, 2020 and December 31, 2019, respectively.

During the three months ended June 30, 2020 and 2019, the Company recorded impairment losses on commercial real estate held for sale of $15,551 and $-0-, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded impairment losses on commercial real estate held for sale of $46,980 and $1,867,197, respectively. These impairment losses relate to an office building held by the life insurance segment. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance		Total Square Footage
	June 30 2020	December 31 2019	June 30 2020	December 31 2019
Louisiana	$ 5,929,267	$ 6,009,079	125,114	125,114
Mississippi	2,914,989	2,951,478	21,521	21,521
Utah (1)	84,374,629	81,266,083	462,730	462,730

	$93,218,885	$ 90,226,640	609,365	609,365

(1) Includes Center53 phase 1 completed in July 2017 and phase 2 which is under construction

The following is a summary of the Company’s commercial real estate held for sale for the periods presented:

	Net Ending Balance		Total Square Footage
	June 30 2020	December 31 2019	June 30 2020	December 31 2019
Arizona (1)	$ 2,500	$ 2,500	-	-
Kansas	4,800,000	4,800,000	222,679	222,679
Mississippi	318,322	318,322	12,300	12,300
Nevada	655,499	655,499	4,800	4,800
Texas (2)	300,000	300,000	-	-

	$ 6,076,321	$ 6,076,321	239,779	239,779

(1) Undeveloped land
(2) Improved commercial pad

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

3)Investments (Continued)

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

As of June 30, 2020, SNRE manages 24 residential properties in 6 states across the United States.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment and sale is $7,698,000 and $12,434,000 as of June 30, 2020 and December 31, 2019, respectively.

During the three and six months ended June 30, 2020 and 2019 the Company did not record any impairment losses on residential real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	June 30 2020	December 31 2019
Florida	$ 1,269,577	$ 2,487,723
Nevada	686,124	293,516
Utah (1)	17,731,655	9,462,886
Washington	286,181	286,181
	$ 19,973,537	$ 12,530,306

(1) Includes subdivision land developments

The following is a summary of the Company’s residential real estate held for sale for the periods presented:

	Net Ending Balance
	June 30 2020	December 31 2019
California	421,452	640,452
Florida	1,351,040	1,300,641
Nevada	293,516	-
Ohio	10,000	10,000
Utah	2,446,012	5,880,213
Washington	-	190,000
	$ 4,522,020	$ 8,021,306

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

3)Investments (Continued)

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  As of June 30, 2020, real estate owned and occupied by the Company is summarized as follows:

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

(1) Included in property and equipment on the condensed consolidated balance sheets

(2) See Note 15 regarding the acquisition of Kilpatrick Life Insurance Company

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2020, the Company had 54%, 15%, 8%, 5%, 5% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, Nevada, California, and Arizona, respectively. At December 31, 2019, the Company had 48%, 16%, 10%, 6%, 6% and 5% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

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

June 30, 2020 (Unaudited)

3)Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

3)Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Commercial	Residential	Residential Construction	Total
June 30, 2020
Allowance for credit losses:
Beginning balance - January 1, 2020	$ 187,129	$ 1,222,706	$ 43,202	$ 1,453,037
Charge-offs	-	-	-	-
Provision	-	990,520	-	990,520
Ending balance - June 30, 2020	$ 187,129	$ 2,213,226	$ 43,202	$ 2,443,557

Ending balance: individually evaluated for impairment	$ -	$ 427,069	$ -	$ 427,069

Ending balance: collectively evaluated for impairment	$ 187,129	$ 1,786,157	$ 43,202	$ 2,016,488

Mortgage loans:
Ending balance	$ 49,613,367	$ 109,304,960	$ 106,890,366	$ 265,808,693

Ending balance: individually evaluated for impairment	$ 1,039,013	$ 7,106,397	$ 1,389,574	$ 9,534,984

Ending balance: collectively evaluated for impairment	$ 48,574,354	$ 102,198,563	$ 105,500,792	$ 256,273,709

December 31, 2019
Allowance for credit losses:
Beginning balance - January 1, 2019	$ 187,129	$ 1,125,623	$ 35,220	$ 1,347,972
Charge-offs	-	(32,692)	-	(32,692)
Provision	-	129,775	7,982	137,757
Ending balance - December 31, 2019	$ 187,129	$ 1,222,706	$ 43,202	$ 1,453,037

Ending balance: individually evaluated for impairment	$ -	$ 195,993	$ -	$ 195,993

Ending balance: collectively evaluated for impairment	$ 187,129	$ 1,026,713	$ 43,202	$ 1,257,044

Mortgage loans:
Ending balance	$ 38,718,220	$ 113,043,965	$ 89,430,237	$ 241,192,422

Ending balance: individually evaluated for impairment	$ 4,488,719	$ 3,752,207	$ 655,000	$ 8,895,926

Ending balance: collectively evaluated for impairment	$ 34,229,501	$ 109,291,758	$ 88,775,237	$ 232,296,496

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

3)Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Unamortized discounts, net	Net Mortgage Loans
June 30, 2020
Commercial	$ 2,783,200	$ 371,938	$ 1,039,013	$ -	$ 4,194,151	$ 45,419,216	$ 49,613,367	$ (187,129)	$ (11,545)	$ (849,914)	$ 48,564,779
Residential	7,624,435	3,308,995	5,423,083	1,683,314	18,039,827	91,265,133	109,304,960	(2,213,226)	(1,258,346)	(366,975)	105,466,413
Residential Construction	-	-	1,389,574	-	1,389,574	105,500,792	106,890,366	(43,202)	(460,352)	-	106,386,812

Total	$ 10,407,635	$ 3,680,933	$ 7,851,670	$ 1,683,314	$23,623,552	$242,185,141	$ 65,808,693	$(2,443,557)	$ (1,730,243)	$ (1,216,889)	$ 260,418,004

December 31, 2019
Commercial	$ 1,872,000	$ -	$ 4,488,719	$ -	$ 6,360,719	$ 32,357,501	$ 38,718,220	$ (187,129)	$ (88,918)	$ (653,272)	$ 37,788,901
Residential	10,609,296	4,085,767	2,100,742	1,651,465	18,447,270	94,596,695	113,043,965	(1,222,706)	(1,567,581)	-	110,253,678
Residential Construction	-	-	655,000	-	655,000	88,775,237	89,430,237	(43,202)	(735,068)	-	88,651,967

Total	$ 12,481,296	$ 4,085,767	$ 7,244,461	$ 1,651,465	$25,462,989	$215,729,433	$241,192,422	$(1,453,037)	$ (2,391,567)	$ (653,272)	$236,694,546

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2020
With no related allowance recorded:
Commercial	$ 1,039,013	$ 1,039,013	$ -	$ 951,866	$ -
Residential	4,683,807	4,683,807	-	3,466,388	-
Residential construction	1,389,574	1,389,574	-	694,787	-

With an allowance recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Residential	2,422,590	2,422,590	427,069	2,355,231	-
Residential construction	-	-	-	-	-

Total:
Commercial	$ 1,039,013	$ 1,039,013	$ -	$ 951,866	$ -
Residential	7,106,397	7,106,397	427,069	5,821,619	-
Residential construction	1,389,574	1,389,574	-	694,787	-

December 31, 2019
With no related allowance recorded:
Commercial	$ 4,488,719	$ 4,488,719	$ -	$ 1,499,043	$ -
Residential	2,254,189	2,254,189	-	3,367,151	-
Residential construction	655,000	655,000	-	1,457,278	-

With an allowance recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Residential	1,498,018	1,498,018	195,993	665,270	-
Residential construction	-	-	-	-	-

Total:
Commercial	$ 4,488,719	$ 4,488,719	$ -	$ 1,499,043	$ -
Residential	3,752,207	3,752,207	195,993	4,032,421	-
Residential construction	655,000	655,000	-	1,457,278	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

The Company’s performing and non-performing mortgage loans held for investment were as follows:

	Commercial		Residential		Residential Construction		Total
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

Performing	$ 48,574,354	$ 34,229,501	$ 102,198,563	$109,291,758	$ 105,500,792	$ 88,775,237	$ 256,273,709	$ 232,296,496
Non-performing	1,039,013	4,488,719	7,106,397	3,752,207	1,389,574	655,000	9,534,984	8,895,926

Total	$ 49,613,367	$ 38,718,220	$ 109,304,960	$113,043,965	$ 106,890,366	$ 89,430,237	$ 265,808,693	$ 241,192,422

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $384,000 and $203,000 as of June 30, 2020 and December 31, 2019, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	As of June 30 2020	As of December 31 2019
Commercial	$ 1,039,013	$ 4,488,719
Residential	7,106,397	3,752,207
Residential construction	1,389,574	655,000
Total	$ 9,534,984	$ 8,895,926

4)Loans Held for Sale

The Company has elected the fair value option for loans held for sale. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. There is one loan with an unpaid principal balance of $227,794 that is 90 or more days past due and on a nonaccrual status as of June 30, 2020. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

4)Loans Held for Sale (Continued)

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of June 30 2020	As of December 31 2019

Aggregate fair value	$ 356,949,958	$ 213,457,632
Unpaid principal balance	344,480,058	206,417,122
Unrealized gain	12,469,900	7,040,510

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Loan fees	$ 15,226,536	$ 8,626,163	$ 22,940,750	$ 13,437,482
Interest income	2,601,605	1,690,098	4,282,063	2,904,730
Secondary gains	49,422,815	21,201,216	77,269,683	38,585,201
Change in fair value of loan commitments	5,278,099	603,797	8,553,132	1,536,324
Change in fair value of loans held for sale	2,363,713	977,799	2,742,010	1,216,586
Provision for loan loss reserve	(1,524,435)	(152,506)	(2,137,544)	(254,885)
Mortgage fee income	$ 73,368,333	$ 32,946,567	$ 113,650,094	$ 57,425,438

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30 2020	As of December 31 2019
Balance, beginning of period	$ 4,046,288	$ 3,604,869
Provision on current loan originations (1)	1,524,435	643,284
Charge-offs, net of recaptured amounts	(784,357)	(201,865)
Balance, end of period	$ 4,786,366	$ 4,046,288

(1) Included in mortgage fee income

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

4)Loans Held for Sale (Continued)

The Company maintains reserves for estimated losses on current production volumes. For the six months ended June 30, 2020, $1,768,968 in reserves were added at a rate of 8.6 basis points per loan, the equivalent of $860 per $1,000,000 in loans originated. This is an increase over the six months ended June 30, 2019, when reserves were added at a rate of 2.5 basis points per loan originated, the equivalent of $250 per $1,000,000 in loans originated. The economic impact of COVID-19 and subsequent government action has increased the potential for losses due to early payoff penalties and potential for losses due to increased delinquency.  The unique nature of these current events creates significant difficulty for forecasting potential future losses.  Based on the Company’s best estimate for potential loan losses and considering published industry data, a loss reserve of 8 basis points per loan originated will continue in the third quarter 2020.  The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production.

As of June 30, 2020, the loan loss reserve includes approximately $3,000,000 for remaining losses still to be settled on loans originated between 2004 and 2007. On July 30, 2020, a settlement agreement with an investor was executed which covered all remaining anticipated claims against this population of loans. Loss reserves are sufficient to cover the settlement expense, and the reserves will be reduced by that amount during the third quarter 2020. No additional loss reserves are being held for loans originated between 2004 and 2007.

Thus, the Company believes that the final loan loss reserve as of June 30, 2020, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

5)Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $101,520 and $65,037 has been recognized for these plans for the three months ended June 30, 2020 and 2019, respectively, and $167,397 and $129,741 has been recognized for these plans for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total unrecognized compensation expense related to the options issued was $227,269, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company’s stock compensation plans as of June 30, 2020, and the changes during the six months ended June 30, 2020, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,086,053	$ 4.41	594,132	$ 5.36
Adjustment for effect of stock dividends	29,099		22,544
Granted	77,000		180,000
Exercised	(78,803)		-
Cancelled	-		-
Outstanding at June 30, 2020	1,113,349	$ 4.27	796,676	$ 4.87

As of June 30, 2020:
Options exercisable	1,013,955	$ 4.27	561,440	$ 5.11

As of June 30, 2020:
Available options for future grant	325,372		266,500

Weighted average contractual term of options
outstanding at June 30, 2020	5.97 years		6.18 years

Weighted average contractual term of options
exercisable at June 30, 2020	5.61 years		5.32 years

Aggregated intrinsic value of options
outstanding at June 30, 2020 (1)	$2,568,502		$1,360,855

Aggregated intrinsic value of options
exercisable at June 30, 2020 (1)	$2,338,090		$823,712

(1) The Company used a stock price of $6.58 as of June 30, 2020 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

5)Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of June 30, 2019, and the changes during the three months ended June 30, 2019, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	1,011,274	$ 4.49	577,280	$ 5.15
Granted	2,000		-
Exercised	(15,328)		-
Cancelled	-		-
Outstanding at June 30, 2019	997,946	$ 4.50	577,280	$ 5.15

As of June 30, 2019:
Options exercisable	921,895	$ 4.42	530,030	$ 5.14

As of June 30, 2019:
Available options for future grant	299,351		146,425

Weighted average contractual term of options
outstanding at June 30, 2019	5.65 years		3.46 years

Weighted average contractual term of options
exercisable at June 30, 2019	5.53 years		2.93 years

Aggregated intrinsic value of options
outstanding at June 30, 2019 (1)	$822,875		$218,010

Aggregated intrinsic value of options
exercisable at June 30, 2019 (1)	$822,875		$218,010

(1) The Company used a stock price of $5.02 as of June 30, 2019 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months June 30, 2020 and 2019 was $191,656 and $15,220, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

6)Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Numerator:
Net earnings	$ 20,557,047	$ 3,480,054	$ 21,981,496	$ 5,410,372
Denominator:
Basic weighted-average shares outstanding	18,764,831	18,576,031	18,703,390	18,567,907
Effect of dilutive securities:
Employee stock options	418,660	234,245	332,859	239,669

Diluted weighted-average shares outstanding	19,183,491	18,810,276	19,036,249	18,807,576

Basic net earnings per share	$1.10	$0.19	$1.18	$0.29

Diluted net earnings per share	$1.07	$0.19	$1.15	$0.29

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the six months June 30, 2020 and 2019, there were -0- and 857,227 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

7)Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
June 30, 2020
Revenues from external customers	$ 37,788,593	$ 5,306,305	$ 75,566,844	$ -	$ 118,661,742
Intersegment revenues	1,816,185	89,799	190,701	(2,096,685)	-
Segment profit before income taxes	3,670,369	1,548,452	21,974,935	-	27,193,756

For the Three Months Ended

June 30, 2019
Revenues from external customers	$ 28,607,056	$ 4,543,007	$ 35,295,119	$ -	$ 68,445,182
Intersegment revenues	1,080,347	113,622	124,921	(1,318,890)	-
Segment profit before income taxes	1,219,001	1,023,782	2,381,060	-	4,623,843

For the Six Months Ended
June 30, 2020
Revenues from external customers	$ 70,994,355	$ 9,320,001	$ 117,956,335	$ -	$ 198,270,691
Intersegment revenues	2,724,353	193,313	391,033	(3,308,699)	-
Segment profit before income taxes	601,202	1,653,253	26,413,535	-	28,667,990

Identifiable Assets	1,206,815,231	75,048,428	346,286,603	(110,608,108)	1,517,542,154
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	1,209,580,801	75,802,446	346,286,603	(110,608,108)	1,521,061,742

For the Six Months Ended
June 30, 2019
Revenues from external customers	$ 59,112,424	$ 8,902,292	$ 61,924,301	$ -	$ 129,939,017
Intersegment revenues	1,975,719	230,273	251,279	(2,457,271)	-
Segment profit before income taxes	3,304,342	2,208,647	1,543,013	-	7,056,002

Identifiable Assets	929,442,236	87,450,987	202,723,000	(116,673,063)	1,102,943,160
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	932,207,806	88,205,005	202,723,000	(116,673,063)	1,106,462,748

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

June 30, 2020 (Unaudited)

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

June 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$ 348,628,792	$ -	$ 346,407,400	$ 2,221,392
Equity securities	11,791,511	11,791,511	-	-
Loans held for sale	356,949,958	-	-	356,949,958
Restricted assets (1)	1,041,792	-	1,041,792	-
Restricted assets (2)	1,987,801	1,987,801	-	-
Cemetery perpetual care trust investments (1)	1,003,687	-	1,003,687	-
Cemetery perpetual care trust investments (2)	1,668,029	1,668,029	-	-
Derivatives - loan commitments (3)	12,702,945	-	-	12,702,945
Total assets accounted for at fair value on a recurring basis	$ 735,774,515	$ 15,447,341	$ 348,452,879	$ 371,874,295

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$ (73,451)	$ (73,451)	$ -	$ -
Derivatives - put options (4)	(49,136)	(49,136)	-	-
Derivatives - loan commitments (4)	(1,658,581)	-	-	(1,658,581)
Total liabilities accounted for at fair value on a recurring basis	$ (1,781,168)	$ (122,587)	$ -	$ (1,658,581)

(1) Fixed maturity securities available for sale
(2) Equity securities
(3) Included in other assets on the consolidated balance sheets
(4) Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	6/30/2020	Technique	Input(s)	Value	Value	Average
Loans held for sale	$ 356,949,958	Market approach	Investor contract pricing as a percentage of unpaid principal balance	99.0%	109.0%	104.0%

Derivatives - loan commitments (net)	11,044,365	Market approach	Fall-out factor	1.0%	92.0%	80.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	190 bps	58 bps

Fixed maturity securities available for sale	2,221,392	Broker quotes	Pricing quotes	$ 91.49	$ 119.33	$ 113.29

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2019	$ 2,491,233		$ 213,457,632		$ 3,216,382
Originations and purchases	-		2,105,048,030		-
Sales, maturities and paydowns	-		(2,017,976,791)		(1,020,800)
Transfer to mortgage loans held for investment	-		(8,933,676)		-
Total gains (losses):
Included in earnings	8,553,132	(1)	65,354,763	(1)	1,672	(2)
Included in other comprehensive income	-		-		24,138

Balance - June 30, 2020	$ 11,044,365		$ 356,949,958		$ 2,221,392

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2) As a component of Net investment income on the condensed consolidated statements of earnings

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2018	$ 1,591,816	$ 136,210,853	$ -
Originations/purchases	-	2,606,839,175	-
Sales	-	(2,580,875,055)	-
Transfer to mortgage loans held for investment	-	(31,881,851)	-
Transfer from fixed maturity securities held to maturity	-	-	3,216,382
Total gains (losses):
Included in earnings (1)	899,417	83,164,510	-

Balance - December 31, 2019	$ 2,491,233	$ 213,457,632	$ 3,216,382

(1) As a component of mortgage fee income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at June 30, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$ 1,995,521	$ -	$ -	$ 1,995,521
Total assets accounted for at fair value on a nonrecurring basis	$ 1,995,521	$ -	$ -	$ 1,995,521

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

June 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2020 and December 31, 2019.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2020:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$ 105,466,412	$ -	$ -	$ 110,991,353	$ 110,991,353
Residential construction	106,386,812	-	-	106,386,812	106,386,812
Commercial	48,564,780	-	-	48,187,935	48,187,935
Mortgage loans held for investment, net	$ 260,418,004	$ -	$ -	$ 265,566,100	$ 265,566,100
Policy loans	14,450,587	-	-	14,450,587	14,450,587
Insurance assignments, net (1)	41,742,986	-	-	41,742,986	41,742,986
Restricted assets (2)	3,422,731	-	-	3,422,731	3,422,731
Cemetery perpetual care trust investments (2)	524,000	-	-	524,000	524,000
Mortgage servicing rights, net	21,695,123	-	-	22,921,824	22,921,824

Liabilities
Bank and other loans payable	$ (347,139,008)	$ -	$ -	$ (347,139,008)	$ (347,139,008)
Policyholder account balances (3)	(44,656,276)	-	-	(41,469,707)	(41,469,707)
Future policy benefits - annuities (3)	(111,726,731)	-	-	(115,708,414)	(115,708,414)

(1) Included in other investments and policy loans on the condensed consolidated balance sheets
(2) Mortgage loans held for investment
(3) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

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

June 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

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

June 30, 2020 (Unaudited)

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

The following table shows the notional amount and fair value of derivatives as of June 30, 2020 and December 31, 2019.

	Fair Values and Notional Values of Derivative Instruments
		June 30, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$839,341,522	$12,702,945	$ 1,658,581	$224,202,514	$2,722,580	$231,347
Call options	Other liabilities	3,126,800	-	73,451	1,813,500	-	62,265
Put options	Other liabilities	2,755,200	-	49,136	1,573,100	-	22,282
Total		$845,223,522	$12,702,945	$ 1,781,168	$227,589,114	$2,722,580	$315,894

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

10)Derivative Instruments (Continued)

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended June 30		Six Months Ended June 30
Derivative	Classification	2020	2019	2020	2019
Loan commitments	Mortgage fee income	$ 5,278,099	$ 603,797	$ 8,553,132	$ 1,536,324

Call and put options	Gains on investments and other assets	$ 828,205	$ 114,939	$ 90,346	$ 404,967

11)Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2020 and December 31, 2019, the balances were $4,786,000 and $4,046,000, respectively.

As of June 30, 2020, the loan loss reserve includes an estimate of approximately $3,000,000 for remaining losses still to be settled on loans originated between 2004 and 2007. On July 30, 2020, a settlement agreement was executed which covered all potential asserted claims against the population of loans referenced above. Loss reserves are sufficient to cover the settlement expense and the reserves will be reduced by that amount during the third quarter 2020. No additional loss reserves are being held for loans originated between 2004 and 2007.

Thus, the Company believes that the final loan loss reserve as of June 30, 2020, represents its best estimate for adequate loss reserves on loans sold.

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

June 30, 2020 (Unaudited)

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

June 30, 2020 (Unaudited)

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

Lehman Holdings sent an Indemnification Alternative Dispute Resolution Notice to SecurityNational Mortgage dated August 1, 2019. SecurityNational Mortgage sent its Statement of Position to Lehman Brothers Holdings dated September 3, 2019 in response to the notice. Thereafter, Lehman Holdings sent its Reply dated October 2, 2019 to SecurityNational Mortgage. On January 9, 2020, SecurityNational Mortgage submitted further information to the mediator. Mediation was set to take place on January 23, 2020 in New York. In view of SecurityNational Mortgage’s motion dated January 15, 2020, Lehman Holdings requested that the mediation be continued.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

However, Lehman Holdings filed its response brief to the motion and SecurityNational Mortgage filed its reply so the matter is now fully briefed. On July 10, 2020, the magistrate judge filed a report and recommendation with the District Court judge recommending that SecurityNational Mortgage’s motion to dismiss be denied on the basis that the motion should not be in the District Court, but the Bankruptcy Court. SecurityNational Mortgage filed an objection to the report and recommendation to which Lehman Holdings is entitled to respond. A ruling relative to the issue as to the proper court will be made by the District Court, and if the motion is retained by the District Court, the matter of dismissal for lack of subject matter jurisdiction and standing will be before the District Court.

On March 17, 2020, Lehman Holdings filed a motion for partial summary judgment against dozens of defendants asserting that sufficient notice was given defendants concerning the settlement of the RMBS claims so that Lehman Holdings, as an indemnitee, would not have to prove that it (Lehman Holdings) had liability to the RMBS Trustees, but only that its settlement was reasonable and in good faith. Defendants involved filed a response brief that for various reasons Lehman Holdings cannot establish sufficient notice as required by law. Certain defendants, excluding SecurityNational Mortgage, also filed a cross motion to seek an affirmative ruling on the issue of Lehman Holdings’ motion. Thereafter, Lehman Holdings filed a reply brief in support of its motion, and also a response brief to certain defendants’ cross motion. Defendants that filed a cross motion have the opportunity to file a reply brief in support of the cross motion. Even if Lehman Holdings were to prevail on its motion, it does not absolve Lehman Holdings of its burden to prove indemnity liability to the defendants. SecurityNational Mortgage denies any liability to Lehman Holdings and intends to vigorously protect and defend its position.

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has a $150,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month LIBOR rate plus 2.1% and matures on June 24, 2021. SecurityNational Mortgage is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, the ratio of indebtedness to adjusted tangible net worth, and the liquidity overhead coverage ratio, and a quarterly gross profit of at least $1.00.

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

The Company through its subsidiary SecurityNational Mortgage, also uses a line of credit with Comerica Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $40,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on May 27, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

The Company, through its subsidiary EverLEND Mortgage, also uses a line of credit with Texas Capital Bank N.A. This agreement with the bank allows EverLEND Mortgage to borrow up to $10,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on August 1, 2020. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  As of June 30, 2020, the Company believes that it was in compliance with all debt covenants.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of June 30, 2020, the Company’s commitments were approximately $161,213,000 for these loans, of which $108,801,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

June 30, 2020 (Unaudited)

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

The following is a summary of the MSR activity for the periods presented.

	As of June 30 2020	As of December 31 2019
Amortized cost:
Balance before valuation allowance at beginning of year	$ 17,155,529	$ 20,016,822
MSR additions resulting from loan sales	9,488,179	4,194,502
Amortization (1)	(4,948,585)	(7,055,795)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$ 21,695,123	$ 17,155,529

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$ -	$ -
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$ -	$ -

Mortgage servicing rights, net	$ 21,695,123	$ 17,155,529

Estimated fair value of MSRs at end of period	$ 22,921,824	$ 22,784,571

(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

12)Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2020	3,370,190
2021	2,535,104
2022	1,999,989
2023	1,608,753
2024	1,317,529
Thereafter	10,863,558
Total	$ 21,695,123

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Contractual servicing fees	$ 1,929,565	$ 1,858,599	$ 3,714,509	$ 3,668,013
Late fees	71,704	87,291	169,512	178,890
Total	$ 2,001,269	$ 1,945,890	$ 3,884,021	$ 3,846,903

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of June 30 2020	As of December 31 2019
Servicing UPB	$ 3,430,482,161	$ 2,804,139,415

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
June 30, 2020	18.90	4.57	9.51
December 31, 2019	15.30	5.27	9.51

13) Income Taxes

The Company’s overall effective tax rate for the three months ended June 30, 2020 and 2019 was 24.4% and 24.7%, respectively, which resulted in a provision for income taxes of $6,636,709 and $1,143,789, respectively. The Company’s overall effective tax rate for the six months ended June 30, 2020 and 2019 was 23.3% and 23.3%, respectively, which resulted in a provision for income taxes of $6,686,494 and $1,645,630, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes.  The effective tax rate in the current period decreased when compared to the prior year period partly due to the Company’s provision for state income taxes.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2020)	$ 2,778,879	$ -	$ 12,607,978
Closing (6/30/2020)	3,575,456	-	12,930,466
Increase/(decrease)	796,577	-	322,488

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2019)	$ 2,816,225	$ -	$ 12,508,625
Closing (12/31/2019)	2,778,879	-	12,607,978
Increase/(decrease)	(37,346)	-	99,353

(1) Included in Receivables, net on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The amount of revenue recognized and included in the opening contract liability balance for the three months ended June 30, 2020 and 2019 was $880,633 and $889,578, respectively, and for the six months ended June 30, 2020 and 2019 was $1,831,406 and $1,631,098, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Major goods/service lines
At-need	$ 3,257,705	$ 3,025,783	$ 6,642,896	$ 5,994,850
Pre-need	1,443,073	974,947	2,515,973	1,684,508
	$ 4,700,778	$ 4,000,730	$ 9,158,869	$ 7,679,358

Timing of Revenue Recognition
Goods transferred at a point in time	$ 3,088,616	$ 2,754,230	$ 6,082,320	$ 5,144,840
Services transferred at a point in time	1,612,162	1,246,500	3,076,549	2,534,518
	$ 4,700,778	$ 4,000,730	$ 9,158,869	$ 7,679,358

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net mortuary and cemetery sales	$ 4,700,778	$ 4,000,730	$ 9,158,869	$ 7,679,358
Gains (losses) on investments and other assets	482,383	354,500	(177,740)	853,097
Net investment income	71,647	162,562	276,493	275,371
Other revenues	51,497	25,215	62,379	94,466
Revenues from external customers	5,306,305	4,543,007	9,320,001	8,902,292

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020 (Unaudited)

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

June 30, 2020 (Unaudited)

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

June 30, 2020 (Unaudited)

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s operations over the last several years generally reflect three trends or events which the Company expects to continue to focus on: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on an improving housing market by originating mortgage loans. The Company has adjusted its strategy to respond to the changing economic circumstances resulting from the COVID-19 pandemic.

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

In response to the COVID-19 pandemic, the life insurance sales force has transitioned to virtual and tele sales processes and transitioned approximately 95% of office staff to work remotely.

The following table shows the condensed financial results of the insurance operations for three and six months ended June 30, 2020 and 2019.  See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2020	2019	% Increase (Decrease)	2020	2019	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$ 22,925	$ 19,645	17%	$ 45,216	$ 38,672	17%
Net investment income	12,782	10,119	26%	25,834	19,872	30%
Gains (losses) on investments and other assets	1,756	(1,471)	(219%)	(789)	(128)	516%
Other	325	314	4%	734	696	5%
Total	$ 37,788	$ 28,607	32%	$ 70,995	$ 59,112	20%
Intersegment revenue	$ 1,816	$ 1,080	68%	$ 2,724	$ 1,976	38%
Earnings before income taxes	$ 3,670	$ 1,219	201%	$ 601	$ 3,304	(82%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the six months ended June 30, 2020 has decreased due to a $7,946,000 increase in death, surrenders and other policy benefits, a $4,920,000 increase in selling, general and administrative expenses, a $2,215,000 increase in future policy benefits, a $661,000 decrease in gains on investments and other assets primarily due to a decrease in the fair value of equity securities due to the recent downturn of the economy caused by the COVID-19 Pandemic offset by a decrease in impairment losses on commercial real estate, and a $231,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs. This decrease was partially offset by a $6,544,000 increase in insurance premiums and a $5,961,000 increase in net investment income. The Company acquired Kilpatrick Life Insurance Company (“Kilpatrick Life”) in December 2019. See Note 15 to the condensed consolidated financial statements. This acquisition is the primary reason for the increases in insurance premiums, net investment income, death, surrenders and other policy benefits, and selling, general and administrative expenses.

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

As a result of the COVID-19 pandemic, the Company has seen a decrease in its average case size as funeral services have been limited. The Company has transitioned its pre-need sales force to virtual selling and has done in home sales as local regulations permit.

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and six months ended June 30, 2020 and 2019. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2020	2019	% Increase (Decrease)	2020	2019	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$ 1,687	$ 1,595	6%	$ 3,449	$ 3,228	7%
Cemetery revenues	3,014	2,405	25%	5,710	4,451	28%
Net investment income	72	163	(56%)	276	275	0%
Gains (losses) on investments and other assets	482	355	36%	(178)	853	(121%)
Other	51	25	104%	62	95	(35%)
Total	$ 5,306	$ 4,543	(87%)	$ 9,319	$ 8,902	(98%)
Earnings before income taxes	$ 1,548	$ 1,024	51%	$ 1,653	$ 2,209	(25%)

Profitability in the six months ended June 30, 2020 has decreased due to a $1,031,000 decrease in gains on investments and other assets primarily attributable to a $746,000 decrease in gains on real estate sales, a $285,000 decrease in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments due to the recent downturn of the economy caused by the COVID-19 Pandemic. Also contributing to the decrease in profitability was a $702,000 increase in selling, general and administrative expenses and a $159,000 increase in costs of goods sold. This decrease was partially offset by a $831,000 increase in cemetery pre-need sales, a $428,000 increase in cemetery at-need sales, and a $220,000 increase in mortuary at-need sales.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 77% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the six months ended June 30, 2020 and 2019, SecurityNational Mortgage originated 8,105 loans ($2,037,850,000 total volume) and 4,605 loans ($1,021,464,000 total volume), respectively. For the six months ended June 30, 2020 and 2019, EverLEND Mortgage originated 240 loans ($67,198,000 total volume) and 110 loans ($28,792,000 total volume), respectively.

During the COVID-19 pandemic, the appetite for mortgage loans has remained steady. The Company has seen most markets increase their demand for new homes and refinances on existing homes. The Company has transitioned 90% of its processes to a work from home environment. The largest hurdle that the Company faces is being able to process all applications in a timely manner.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2020 and 2019.  See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2020	2019	% Increase (Decrease)	2020	2019	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$ 23,945	$ 11,745	104%	$ 36,380	$ 18,840	93%
Secondary gains from investors	49,423	21,201	133%	77,270	38,585	100%
Net investment income	109	259	(58%)	253	435	(42%)
Gains on investments and other assets	-	91	(100%)	(7)	56	(113%)
Other	2,090	1,999	5%	4,060	4,008	1%
Total	$ 75,567	$ 35,295	(94%)	$ 117,956	$ 61,924	(93%)
Earnings before income taxes	$ 21,975	$ 2,381	823%	$ 26,414	$ 1,543	1612%

Included in other revenues is service fee income. The increase in earnings for the six months ended June 30, 2020 was due to an increase in mortgage loan originations and refinancings, and subsequent sales of mortgage loans into the secondary market.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of June 30, 2020 and December 31, 2019, the balances were $4,786,000 and $4,046,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Total revenues increased by $50,216,000, or 73.4%, to $118,662,000 for the three months ended June 30, 2020, from $68,445,000 for the comparable period in 2019. Contributing to this increase in total revenues was a $40,422,000 increase in mortgage fee income, a $3,279,000 increase in insurance premiums and other considerations, a $3,264,000 increase in gains on investments and other assets, a $2,422,000 increase in net investment income, a $700,000 increase in net mortuary and cemetery sales, and a $129,000 increase in other revenues.

Insurance premiums and other considerations increased by $3,280,000, or 16.7%, to $22,925,000 for the three months ended June 30, 2020, from $19,645,000 for the comparable period in 2019. This increase was primarily due to $2,880,000 from the acquisition of Kilpatrick Life in December 2019. See Note 15 to the condensed consolidated financial statements. This increase was also due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $2,422,000, or 23.0%, to $12,963,000 for the three months ended June 30, 2020, from $10,541,000 for the comparable period in 2019. This increase was primarily attributable to a $1,056,000 increase in mortgage loan interest ($486,000 due to the acquisition of Kilpatrick Life), a $691,000 increase in rental income from real estate held for investment, a $614,000 increase in fixed maturity securities income ($609,000 due to the acquisition of Kilpatrick Life), a $477,000 increase in insurance assignment income, a $151,000 increase in policy loan income ($133,000 due to the acquisition of Kilpatrick Life), and a $36,000 increase in equity securities income. This increase was partially offset by a $443,000 decrease in interest on cash and cash equivalents, a $108,000 increase in investment expenses, and a $52,000 decrease in other investment income.

Net mortuary and cemetery sales increased by $700,000, or 17.5%, to $4,701,000 for the three months ended June 30, 2020, from $4,001,000 for the comparable period in 2019. This increase was primarily due to a $468,000 increase in cemetery pre-need sales, a $140,000 increase in cemetery at-need sales, and a $92,000 increase in mortuary at-need sales.

Gains on investments and other assets increased by $3,264,000, or 318.2%, to gains of $2,238,000 for the three months ended June 30, 2020, from losses of $1,026,000 for the comparable period in 2019. This increase in gains on investments and other assets was primarily due a $1,682,000 increase in gains on other assets mostly attributable to increases in the fair value of call and put option derivatives and a decrease in impairment losses on commercial real estate. This increase in gains on investments and other assets was also due to a $1,633,000 increase in gains on equity securities ($303,000 due to the acquisition of Kilpatrick Life) mostly attributable to increases in the fair value of these equity securities. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2019, these changes in fair value are recognized in earnings instead of other comprehensive income. This decrease in gains on investments and other assets was partially offset by a $51,000 decrease in gains on fixed maturity securities.

Mortgage fee income increased by $40,422,000, or 122.7%, to $73,368,000, for the three months ended June 30, 2020, from $32,946,000 for the comparable period in 2019.  This increase was primarily due to a $28,222,000 increase in secondary gains from loans sold to third-party investors, a $7,512,000 increase in loan fees and interest income, and a $6,060,000 increase in the fair value of loans held for sale and loan commitments. This increase in mortgage fee income was partially offset by a $1,372,000 increase in the provision for loan loss reserve.

Other revenues increased by $129,000, or 5.5%, to $2,467,000 for the three months ended June 30, 2020, from $2,338,000 for the comparable period in 2019. This increase was primarily attributable to a increase in servicing fee revenue.

Total benefits and expenses were $91,468,000, or 77.1% of total revenues, for the three months ended June 30, 2020, as compared to $63,821,000, or 93.2% of total revenues, for the comparable period in 2019.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $5,340,000 or 34.0%, to $21,029,000 for the three months ended June 30, 2020, from $15,689,000 for the comparable period in 2019. This increase was primarily the result of a $4,338,000 increase in death benefits ($2,305,000 due to the acquisition of Kilpatrick Life and $1,150,000 for COVID-19 related deaths), a $928,000 increase in future policy benefits ($1,000,000 due to the acquisition of Kilpatrick Life) and a $74,000 increase in surrender and other policy benefits ($284,000 due to the acquisition of Kilpatrick Life).

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $47,000, or 1.5%, to $3,027,000 for the three months ended June 30, 2020, from $3,074,000 for the comparable period in 2019.

Selling, general and administrative expenses increased by $22,285,000, or 52.3%, to $64,871,000 for the three months ended June 30, 2020, from $42,586,000 for the comparable period in 2019. This increase was primarily the result of a $13,385,000 increase in commissions, a $4,839,000 increase in personnel expenses, a $3,149,000 increase in other expenses, a $820,000 increase in costs related to funding mortgage loans, a $95,000 increase in depreciation on property and equipment, and a $58,000 increase in advertising expenses. This increase was partially offset by a $61,000 decrease in rent and rent related expenses. Most of these increases are attributable to the mortgage segment due to the increase in mortgage loan originations and refinancings, most notably $12,954,000 in commissions,

$3,099,000 in personnel expenses, and $3,04,000 in other expenses. Also, these increases are attributable to the acquisition of Kilpatrick Life, most notably $484,000 in personnel expenses, $398,000 in other expenses, and $371,000 in commissions.

Interest expense increased by $99,000, or 5.5%, to $1,881,000 for the three months ended June 30, 2020, from $1,782,000 for the comparable period in 2019. This increase was primarily due to an increase in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold-mortuaries and cemeteries decreased by $30,000, or 4.4%, to $660,000 for the three months ended June 30, 2020, from $690,000 for the comparable period in 2019. This decrease was primarily due to a $32,000 decrease in cemetery pre-need sales and a $31,000 decrease in mortuary at-need sales. This decrease was partially offset by a $33,000 increase in cemetery at-need sales.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Total revenues increased by $68,332,000, or 52.6%, to $198,271,000 for the six months ended June 30, 2020, from $129,939,000 for the comparable period in 2019. Contributing to this increase in total revenues was a $56,225,000 increase in mortgage fee income, a $6,544,000 increase in insurance premiums and other considerations, a $5,781,000 increase in net investment income, a $1,480,000 increase in net mortuary and cemetery sales, and a $57,000 decrease in other revenues. This increase in total revenues was partially offset by a $1,755,000 decrease in gains on investments and other assets.

Insurance premiums and other considerations increased by $6,544,000, or 16.9%, to $45,216,000 for the six months ended June 30, 2020, from $38,672,000 for the comparable period in 2019. This increase was primarily due to $5,733,000 from the acquisition of Kilpatrick Life in December 2019. See Note 15 to the condensed consolidated financial statements. This increase was also due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $5,781,000, or 28.1%, to $26,363,000 for the six months ended June 30, 2020, from $20,582,000 for the comparable period in 2019. This increase was primarily attributable to a $2,607,000 increase in mortgage loan interest ($1,066,000 due to the acquisition of Kilpatrick Life), a $1,934,000 increase in rental income from real estate held for investment, a $1,035,000 increase in fixed maturity securities income ($1,080,000 due to the acquisition of Kilpatrick Life), a $564,000 increase in insurance assignment income, a $296,000 increase in policy loan income ($268,000 due to the acquisition of Kilpatrick Life), a $51,000 increase in equity securities income, and a $19,000 decrease in investment expenses ($118,000 increase due to the acquisition of Kilpatrick Life). This increase was partially offset by a $644,000 decrease in interest on cash and cash equivalents ($116,000 increase due to the acquisition of Kilpatrick Life) and a $81,000 decrease in other investment income ($25,000 increase due to the acquisition of Kilpatrick Life).

Net mortuary and cemetery sales increased by $1,480,000, or 19.3%, to $9,159,000 for the six months ended June 30, 2020, from $7,679,000 for the comparable period in 2019. This increase was primarily due to a $832,000 increase in cemetery pre-need sales, a $428,000 increase in cemetery at-need sales, and a $220,000 increase in mortuary at-need sales.

Gains on investments and other assets decreased by $1,755,000, or 224.7%, to losses of $974,000 for the six months ended June 30, 2020, from gains of $781,000 for the comparable period in 2019. This decrease in gains on investments and other assets was primarily due a $1,959,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities, due to the recent downturn of the economy caused by the COVID-19 Pandemic. Due to the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2019, these changes in fair value are recognized in earnings instead of other comprehensive income. This decrease in gains on investments and other assets was also due to a $290,000 decrease in gains on other assets mostly attributable to decreases in the fair value of call and put option derivatives and a $5,000 decrease in gains on fixed maturity securities.

Mortgage fee income increased by $56,225,000, or 97.9%, to $113,650,000, for the six months ended June 30, 2020, from $57,425,000 for the comparable period in 2019.  This increase was primarily due to a $38,684,000 increase in secondary gains from loans sold to third-party investors, a $10,881,000 increase in loan fees and interest income, and a $8,542,000 increase in the fair value of loans held for sale and loan commitments. This increase in mortgage fee income was partially offset by a $1,882,000 increase in the provision for loan loss reserve.

Other revenues increased by $57,000, or 1.2%, to $4,856,000 for the six months ended June 30, 2020, from $4,799,000 for the comparable period in 2019. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $169,603,000, or 85.5% of total revenues, for the six months ended June 30, 2020, as compared to $122,883,000, or 94.6% of total revenues, for the comparable period in 2019.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $10,161,000 or 31.4%, to $42,545,000 for the six months ended June 30, 2020, from $32,384,000 for the comparable period in 2019. This increase was primarily the result of a $7,668,000 increase in death benefits ($4,826,000 due to the acquisition of Kilpatrick Life and $1,150,000 for COVID-19 related deaths), a $2,215,000 increase in future policy benefits ($1,930,000 due to the acquisition of Kilpatrick Life) and a $278,000 increase in surrender and other policy benefits ($561,000 due to the acquisition of Kilpatrick Life).

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $340,000, or 5.5%, to $6,542,000 for the six months ended June 30, 2020, from $6,202,000 for the comparable period in 2019. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs and $26,000 due to the acquisition of Kilpatrick Life.

Selling, general and administrative expenses increased by $35,634,000, or 44.7%, to $115,313,000 for the six months ended June 30, 2020, from $79,679,000 for the comparable period in 2019. This increase was primarily the result of a $20,265,000 increase in commissions, a $8,528,000 increase in personnel expenses, a $5,579,000 increase in other expenses, a $1,421,000 increase in costs related to funding mortgage loans, a $162,000 increase in depreciation on property and equipment, and a $30,000 increase in advertising expenses. This increase was partially offset by a $351,000 decrease in rent and rent related expenses. Most of these increases are attributable to the mortgage segment due to the increase in mortgage loan originations and refinancings, most notably $19,405,000 in commissions, $5,207,000 in personnel expenses, and $4,619,000 in other expenses. Also, these increases are attributable to the acquisition of Kilpatrick Life, most notably $1,218,000 in personnel expenses, $959,000 in other expenses, and $915,000 in commissions.

Interest expense increased by $426,000, or 13.0%, to $3,700,000 for the six months ended June 30, 2020, from $3,274,000 for the comparable period in 2019. This increase was primarily due to a $525,000 increase in interest expense on mortgage warehouse lines for loans held for sale offset by a decrease in interest on bank loans.

Cost of goods and services sold-mortuaries and cemeteries increased by $159,000, or 11.8%, to $1,502,000 for the six months ended June 30, 2020, from $1,344,000 for the comparable period in 2019. This increase was primarily due to a $120,000 increase in cemetery at-need sales and a $48,000 increase in cemetery pre-need sales. This increase was partially offset by a $10,000 decrease in mortuary at-need sales.

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

During the six months ended June 30, 2020 and 2019, the Company's operations used cash of $109,562,000 and $40,726,000, respectively. This decrease was due primarily to originations of mortgage loans held for sale.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries and classified as fixed maturity securities available for sale carried at estimated fair value amounted to $348,260,000 and $355,613,000 as of June 30, 2020 and December 31, 2019, respectively. This represents 42.7% and 45.5% of the total investments as of June 30, 2020 and December 31, 2019, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2020, 3.3% (or $11,630,000) and at December 31, 2019, 2.2% (or $7,633,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2020 and December 31, 2019, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $569,753,000 as of June 30, 2020, as compared to $414,283,000 as of December 31, 2019. Stockholders’ equity as a percent of total capitalization was 39.1% and 47.5% as of June 30, 2020 and December 31, 2019, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2019 was 9.8% as compared to a rate of 9.9% for 2018. The 2020 lapse rate to date has been approximately the same as 2019.

At June 30, 2020, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $71,161,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

COVID-19 Pandemic

During the first and second quarters 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company is closely monitoring developments relating to the COVID-19 pandemic and assessing its impact on the Company’s business. The COVID-19 Pandemic has had and continues to have a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus, which include the implementation of travel bans, self-imposed quarantine periods, and social distancing. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

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

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2020, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Remediation Efforts to Address the Material Weakness

The Company acquired Kilpatrick Life in December 2019. Prior to the acquisition, the Company identified a material weakness in Kilpatrick Life’s internal control over financial reporting. The material weakness identified had not been remediated as of June 30, 2020. Specifically, the Company determined that Kilpatrick Life’s controls related to change management and segregation of duties for the policy administration system did not operate effectively.  As a result of the control deficiency, a risk exists that inappropriate system changes could potentially result in a material misstatement of Kilpatrick Life’s financial information, which is consolidated with the Company’s results.  Prior to the closing of the acquisition, the Company’s management developed and initiated a plan to remediate these internal control deficiencies.

As of August 14, 2020, the Company had not fully assessed Kilpatrick Life’s internal controls over financial reporting and is currently testing new and revised internal controls for design and operating effectiveness. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and the Company has elected to exclude Kilpatrick Life from its assessment. The Company has performed additional analysis and procedures to conclude that it believes the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

The Company has implemented controls to remediate the underlying causes that gave rise to the material weakness. As of August 14, 2020, the known deficiencies have been remediated to the extent that they no longer give rise to a material weakness.

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

The following table shows the Company's repurchase activity during the three months ended June 30, 2020 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
4/1/2020-4/30/2020	10,000	$ 4.64	-	135,667
5/1/2020-5/31/2020	6,780	6.10	-	128,887
6/1/2020-6/30/2020	6,960	6.48	-	121,927

Total	23,740	$ 5.58	-	121,927

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

3.1Amended and Restated Articles of Incorporation (5)

3.2Amended and Restated Bylaws (9)

4.1Specimen Class A Stock Certificate (1)

4.2Specimen Class C Stock Certificate (1)

4.3Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)

10.2Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)

10.3Amended and Restated 2014 Director Stock Option Plan

10.4Employment Agreement with Scott M. Quist (2)

10.5Stock Purchase Agreement among Security National Financial Corporation, Beta Capital Corp., and Ronald D. Maxson, sole shareholder (6)

10.6Stock Repurchase Plan (7)

10.7Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (8)

10.8Coinsurance Agreement between Kilpatrick Life Insurance Company and Security National Life Insurance Company (10)

10.9 Stock Purchase Agreement among Security National Financial Corporation, Kilpatrick Life Insurance Company, and the Shareholders of Kilpatrick Life Insurance Company (10)

10.10Consolidated Statement of Assets Acquired and Liabilities Assumed at December 13, 2019 (11)

14Code of Business Conduct and Ethics (9)

21Subsidiaries of the Registrant

23.1Consent of Eide Bailly LLP (4)

23.2Consent of Mackey Price & Mecham (4)

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

101.defTaxonomy Extension Definition Linkbase Document

101.labTaxonomy Extension Label Linkbase Document

101.preTaxonomy Extension Presentation Linkbase Document

(1)Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987

(2)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015

(3)Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016

(4)Incorporated by reference from Registration Statement on Form S-8, as filed on September 7, 2016

(5)Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(6)Incorporated by reference from Report on Form 8-K, as filed on June 6, 2018

(7)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018

(8)Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019

(9)Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

(10)Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019

(11)Incorporated by reference from Report on Form 8-K/A, as filed on February 26, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: August 14, 2020	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2020	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)