Form 10-Q
period 2020-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2020-11-13
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes [  ] No[X]

As of November 10, 2020, the registrant had 16,573,341 shares of Class A Common Stock, $2.00 par value, outstanding and 2,589,783 shares of Class C Common Stock, $2.00 par value, outstanding.

===================================================================================

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

Assets	September 30 2020 (Unaudited)	December 31 2019
Investments:
Fixed maturity securities, available for sale, at estimated fair value	$ 344,917,387	$ 355,977,820
Equity securities at estimated fair value	11,215,606	7,271,165
Mortgage loans held for investment (net of allowances for loan losses of $2,046,481 and $1,453,037 for 2020 and 2019)	245,609,527	236,694,546
Real estate held for investment (net of accumulated depreciation of $13,497,759 and $12,788,739 for 2020 and 2019)	123,002,683	102,756,946
Real estate held for sale	7,990,181	14,097,627
Other investments and policy loans (net of allowances for doubtful accounts of $1,602,483 and $1,448,026 for 2020 and 2019)	68,008,150	60,245,269
Accrued investment income	5,712,998	4,833,232
Total investments	806,456,532	781,876,605
Cash and cash equivalents	151,686,960	127,754,719
Loans held for sale at estimated fair value	445,878,979	213,457,632
Receivables (net of allowances for doubtful accounts of $1,698,836 and $1,724,156 for 2020 and 2019)	10,423,683	9,236,330
Restricted assets (including $3,663,945 and $2,985,347 for 2020 and 2019 at estimated fair value)	16,242,387	13,935,317
Cemetery perpetual care trust investments (including $2,408,995 and $2,581,124 for 2020 and 2019 at estimated fair value)	5,387,732	4,411,864
Receivable from reinsurers	15,849,961	15,747,768
Cemetery land and improvements	9,117,882	9,519,950
Deferred policy and pre-need contract acquisition costs	98,432,491	94,701,920
Mortgage servicing rights, net	28,387,476	17,155,529
Property and equipment, net	12,636,951	14,600,394
Value of business acquired	9,188,492	9,876,647
Goodwill	3,519,588	3,519,588
Other	33,988,873	18,649,812

Total Assets	$ 1,647,197,987	$ 1,334,444,075

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30 2020 (Unaudited)	December 31 2019
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$ 840,604,906	$ 825,600,918
Unearned premium reserve	3,404,592	3,621,697
Bank and other loans payable	424,932,007	217,572,612
Deferred pre-need cemetery and mortuary contract revenues	13,045,307	12,607,978
Cemetery perpetual care obligation	4,038,169	3,933,719
Accounts payable	5,185,265	5,056,983
Other liabilities and accrued expenses	68,639,787	50,652,591
Income taxes	31,301,997	18,686,972
Total liabilities	1,391,152,030	1,137,733,470

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 16,559,987 shares in 2020 and 16,107,779 shares in 2019	33,119,974	32,215,558
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,549,383 shares in 2020 and 2,500,887 shares in 2019	5,098,766	5,001,774
Additional paid-in capital	49,355,124	46,091,112
Accumulated other comprehensive income, net of taxes	19,909,604	13,726,514
Retained earnings	149,428,819	101,256,229
Treasury stock at cost - 189,390 Class A shares in 2020 and 490,823 Class A shares in 2019	(866,330)	(1,580,582)

Total stockholders' equity	256,045,957	196,710,605

Total Liabilities and Stockholders' Equity	$ 1,647,197,987	$ 1,334,444,075

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues:
Insurance premiums and other considerations	$ 23,766,576	$ 19,832,492	$ 68,982,561	$ 58,504,712
Net investment income	14,709,142	10,478,566	41,072,386	31,061,069
Net mortuary and cemetery sales	5,371,715	3,526,416	14,530,584	11,205,774
Gains (losses) on investments and other assets	800,507	(519,673)	(173,461)	261,095
Mortgage fee income	98,559,624	39,735,752	212,209,718	97,161,190
Other	2,997,001	2,326,106	7,853,468	7,124,836
Total revenues	146,204,565	75,379,659	344,475,256	205,318,676

Benefits and expenses:
Death benefits	16,026,897	9,937,711	43,021,247	29,264,410
Surrenders and other policy benefits	1,056,318	636,366	2,964,984	2,266,275
Increase in future policy benefits	4,892,972	5,980,721	18,534,848	17,407,962
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,239,935	3,477,160	10,781,658	9,678,912
Selling, general and administrative expenses:
Commissions	37,761,992	16,714,061	81,555,823	40,243,042
Personnel	21,700,446	16,287,957	60,959,099	47,018,553
Advertising	1,607,138	1,361,745	3,842,296	3,566,823
Rent and rent related	1,797,161	1,749,402	5,074,755	5,377,869
Depreciation on property and equipment	516,243	421,970	1,550,526	1,294,576
Costs related to funding mortgage loans	3,057,276	1,917,390	7,392,373	4,831,604
Other	11,701,986	9,355,218	33,080,916	25,154,712
Interest expense	2,363,169	2,078,733	6,063,218	5,353,177
Cost of goods and services sold-mortuaries and cemeteries	899,101	701,403	2,401,592	2,044,937
Total benefits and expenses	107,620,634	70,619,837	277,223,335	193,502,852

Earnings before income taxes	38,583,931	4,759,822	67,251,921	11,815,824
Income tax expense	(9,279,162)	(1,142,408)	(15,965,656)	(2,788,038)

Net earnings	$ 29,304,769	$ 3,617,414	$ 51,286,265	$ 9,027,786

Net earnings per Class A Equivalent common share (1)	$1.55	$0.19	$2.73	$0.49

Net earnings per Class A Equivalent common share-assuming dilution (1)	$1.51	$0.19	$2.68	$0.48

Weighted-average Class A equivalent common share outstanding (1)	18,873,886	18,551,116	18,760,884	18,560,874

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	19,433,619	18,755,091	19,164,890	18,769,435

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net earnings	$ 29,304,769	$ 3,617,414	$ 51,286,265	$ 9,027,786
Other comprehensive income:
Unrealized gains on fixed maturity securities available for sale	$ 3,810,906	-	7,810,537	-
Unrealized gains on restricted assets	23,323	-	28,309	-
Unrealized losses on cemetery perpetual care trust investments	(16,883)	-	(11,114)	-
Foreign currency translation adjustments	84	(340)	(196)	1,707
Other comprehensive income, before income tax	3,817,430	(340)	7,827,536	1,707
Income tax benefit (expense)	(801,915)	85	(1,644,446)	(426)
Other comprehensive income, net of income tax	3,015,515	(255)	6,183,090	1,281
Comprehensive income	$ 32,320,284	$ 3,617,159	$ 57,469,355	$ 9,029,067

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2020
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2020	$ 32,215,558	$ 5,001,774	$ 46,091,112	$ 13,726,514	$ 101,256,229	$ (1,580,582)	$ 196,710,605

Net earnings	-	-	-	-	1,424,449	-	1,424,449
Other comprehensive loss	-	-	-	(8,852,313)	-	-	(8,852,313)
Stock-based compensation expense	-	-	65,877	-	-	-	65,877
Exercise of stock options	44,822	-	(33,930)	-	-	-	10,892
Sale of treasury stock	-	-	218,280	-	-	264,081	482,361
Purchase of treasury stock	-	-	-	-	-	(129,608)	(129,608)
Stock dividends	2,322	(1,020)	2,292	-	(3,594)	-	-
Conversion Class C to Class A	22,324	(22,324)	-	-	-	-	-
March 31, 2020	$ 32,285,026	$4,978,430	$ 46,343,631	$ 4,874,201	$ 102,677,084	$ (1,446,109)	$ 189,712,263

Net earnings	-	-	-	-	20,557,047	-	20,557,047
Other comprehensive income	-	-	-	12,019,888	-	-	12,019,888
Stock-based compensation expense	-	-	101,520	-	-	-	101,520
Exercise of stock options	22,726	-	(22,726)	-	-	-	-
Sale of treasury stock	-	-	319,676	-	-	664,546	984,222
Purchase of treasury stock	-	-	-	-	-	(760,713)	(760,713)
Stock dividends	807,356	124,460	2,175,790	-	(3,107,607)	-	(1)
Conversion Class C to Class A	-	-	-	-	-	-	-
June 30, 2020	$ 33,115,108	$ 5,102,890	$ 48,917,891	$ 16,894,089	$ 120,126,524	$ (1,542,276)	$ 222,614,226

Net earnings	-	-	-	-	29,304,769	-	29,304,769
Other comprehensive income	-	-	-	3,015,515	-	-	3,015,515
Stock-based compensation expense	-	-	104,562	-	-	-	104,562
Sale of treasury stock	-	-	330,939	-	-	886,452	1,217,391
Purchase of treasury stock	-	-	-	-	-	(210,506)	(210,506)
Stock dividends	742	-	1,732	-	(2,474)	-	-
Conversion Class C to Class A	4,124	(4,124)	-	-	-	-	-
September 30, 2020	$ 33,119,974	$5,098,766	$ 49,355,124	$ 19,909,604	$ 149,428,819	$ (866,330)	$256,045,957

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Continued)

	Nine Months Ended September 30, 2019
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2019	$ 30,609,596	$ 4,387,286	$ 41,821,778	$ (2,823)	$ 95,201,732	$ (206,396)	171,811,173

Net earnings	-	-	-	-	1,930,318	-	1,930,318
Other comprehensive income	-	-	-	820	-	-	820
Stock-based compensation expense	-	-	64,704	-	-	-	64,704
Exercise of stock options	8,936	-	8,444	-	-	-	17,380
Sale of treasury stock	-	-	295,153	-	-	42,343	337,496
Purchase of treasury stock	-	-	-	-	-	(112,404)	(112,404)
Stock dividends	282	(4)	489	-	(769)	-	(2)
Conversion Class C to Class A	6,560	(6,560)	-	-	-	-	-
March 31, 2019	$ 30,625,374	$ 4,380,722	$ 42,190,568	$ (2,003)	$ 97,131,281	$ (276,457)	$ 174,049,485

Net earnings	-	-	-	-	3,480,054	-	3,480,054
Other comprehensive income	-	-	-	716		-	716
Stock-based compensation expense	-	-	65,037	-	-	-	65,037
Exercise of stock options	20,274	-	9,519	-	-	-	29,793
Sale of treasury stock	-	-	92,605	-	-	25,190	117,795
Purchase of treasury stock	-	-	-	-	-	(174,704)	(174,704)
Conversion Class C to Class A	12	(14)	2	-	-	-	-
June 30, 2019	$ 30,645,660	$ 4,380,708	$ 42,357,731	$ (1,287)	$100,611,335	$ (425,971)	$ 177,568,176

Net earnings	-	-	-	-	3,617,414	-	3,617,414
Other comprehensive loss	-	-	-	(255)	-	-	(255)
Stock-based compensation expense	-	-	65,746	-	-	-	65,746
Exercise of stock options	8,936	127,628	114,376	-	-	-	250,940
Sale of treasury stock	-	-	88,162	-	-	35,400	123,562
Purchase of treasury stock	-	-	-	-	-	(553,193)	(553,193)
Conversion Class C to Class A	-	-	-	-	-	-	-
September 30, 2019	$ 30,654,596	$ 4,508,336	$ 42,626,015	$ (1,542)	$104,228,749	$ (943,764)	$ 181,072,390

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2020	2019
Cash flows from operating activities:
Net cash used in operating activities	$(164,589,158)	$ (62,865,938)

Cash flows from investing activities:
Purchases of fixed maturity securities	(56,899,073)	(27,227,180)
Sales, calls and maturities of fixed maturity securities	75,523,084	19,444,922
Purchases of equity securities	(6,492,243)	(3,521,610)
Sales of equity securities	2,011,568	1,691,231
Net changes in restricted assets	(2,650,188)	(514,574)
Net changes in perpetual care trusts	(870,485)	(111,076)
Mortgage loans held for investment, other investments and policy loans made	(486,189,616)	(421,682,247)
Payments received for mortgage loans held for investment, other investments and policy loans	478,445,833	410,303,611
Purchases of property and equipment	(1,111,360)	(931,691)
Sales of property and equipment	-	51,104
Purchases of real estate	(27,528,643)	(6,465,802)
Sales of real estate	13,052,416	8,291,147
Cash paid for purchase of subsidiaries, net of cash acquired	-	(3,261,788)
Net cash used in investing activities	(12,708,707)	(23,933,953)

Cash flows from financing activities:
Investment contract receipts	8,656,037	9,628,472
Investment contract withdrawals	(13,759,734)	(13,282,143)
Proceeds from stock options exercised	10,892	298,113
Purchases of treasury stock	(1,100,827)	(840,301)
Repayment of bank and other loans	(251,041,466)	(139,046,605)
Proceeds from bank borrowings	329,672,821	149,304,399
Net change in warehouse line borrowings for loans held for sale	128,600,308	62,987,462
Net cash provided by financing activities	201,038,031	69,049,397

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	23,740,166	(17,750,494)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	137,735,673	150,936,673

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$ 161,475,839	$ 133,186,179

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$ 5,917,344	$ 5,292,868
Income taxes (net of refunds)	4,995,073	3,350,434

Non Cash Operating, Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$ 9,170,610	$ -
Right-of-use assets obtained in exchange for operating lease liabilities	4,796,580	13,441,537
Benefit plans funded with treasury stock	2,683,974	578,853
Mortgage loans held for investment foreclosed into real estate held for investment	686,124	1,410,499
Accrued real estate construction costs and retainage	347,826	689,291
Right-of-use assets obtained in exchange for finance lease liabilities	8,494	255,147
Mortgage loans held for investment foreclosed into receivables	-	155,347

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

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Nine Months Ended September 30
	2020	2019
Cash and cash equivalents	$ 151,686,960	$ 123,178,762
Restricted assets	8,468,191	9,166,838
Cemetery perpetual care trust investments	1,320,688	840,579

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$ 161,475,839	$ 133,186,179

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

1)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt policies and make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In applying these policies and estimates, the Company makes judgments that frequently require assumptions about matters that are inherently uncertain. The novel coronavirus (“COVID-19”) spread rapidly across the world in the first, second and third quarters of 2020 and was declared a pandemic (the “COVID-19 Pandemic”) by the World Health Organization. The government and private sector responses to contain its spread began to affect the Company’s operations in March, have continued to affect the Company’s operations and will likely continue to affect nearly all of the Company’s operations, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect the Company’s future earnings, cash flows, and financial condition include the nature and duration of the curtailment or closure of the Company’s various facilities and the long-term effect on the demand for the Company’s products and services. Accordingly, significant estimates used in the preparation of the Company’s financial statements may be subject to significant adjustments in future periods. Actual results could differ from those estimates.

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

September 30, 2020 (Unaudited)

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

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” – Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. In November 2019, the FASB issued an update to ASU No. 2016-13 that made the ASU effective for the Company on January 1, 2023. The Company is in the process of evaluating the potential impact of this standard, especially as it relates to mortgage loans held for investment.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

2)Recent Accounting Pronouncements (Continued)

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” – Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, the FASB issued an update to ASU No. 2018-12 that made the ASU effective for the Company on January 1, 2025. The Company is in the process of evaluating the potential impact of this standard.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

3)Investments

The Company’s investments as of September 30, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$ 92,395,468	$ 2,059,112	$ -	$ 94,454,580

Obligations of states and political subdivisions	5,765,286	322,859	(1,792)	6,086,353

Corporate securities including public utilities	189,323,616	24,248,838	(2,137,953)	211,434,501

Mortgage-backed securities	31,887,810	1,313,395	(499,496)	32,701,709

Redeemable preferred stock	269,214	3,530	(32,500)	240,244

Total fixed maturity securities available for sale	$ 319,641,394	$ 27,947,734	$ (2,671,741)	$ 344,917,387

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$ 11,304,152	$ 1,845,615	$ (1,934,161)	$ 11,215,606

Total equity securities at estimated fair value	$ 11,304,152	$ 1,845,615	$ (1,934,161)	$ 11,215,606

Mortgage loans held for investment at amortized cost:
Residential	$ 80,051,914
Residential construction	120,298,836
Commercial	49,378,938
Less: Unamortized deferred loan fees, net	(905,018)
Less: Allowance for loan losses	(2,066,481)
Less: Net discounts	(1,148,662)

Total mortgage loans held for investment	$ 245,609,527

Real estate held for investment - net of accumulated depreciation:
Residential	$ 25,166,274
Commercial	97,836,409

Total real estate held for investment	$ 123,002,683

Real estate held for sale:
Residential	$ 3,455,244
Commercial	4,534,937

Total real estate held for sale	$ 7,990,181

Other investments and policy loans at amortized cost:
Policy loans	$ 14,234,935
Insurance assignments	45,858,660
Federal Home Loan Bank stock (1)	4,066,600
Other investments	5,450,438
Less: Allowance for doubtful accounts	(1,602,483)

Total policy loans and other investments	$ 68,008,150

Accrued investment income	$ 5,712,998

Total investments	$ 806,456,532

(1) Includes $866,900 of Membership stock and $3,199,700 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

3)Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities available for sale, which were carried at estimated fair value, at September 30, 2020 and December 31, 2019. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At September 30, 2020
Obligations of States and Political Subdivisions	$ 1,792	$ 207,330	$ -	$ -	$ 1,792	$ 207,330
Corporate Securities	1,305,034	28,511,620	832,919	3,366,248	2,137,953	31,877,868
Mortgage and other asset-backed securities	476,698	5,601,677	22,798	401,217	499,496	6,002,894
Redeemable preferred stock	32,500	217,500	-	-	32,500	217,500
Total unrealized losses	$ 1,816,024	$ 34,538,127	$ 855,717	$ 3,767,465	$ 2,671,741	$ 38,305,592

At December 31, 2019
U.S. Treasury Securities and Obligations
of U.S. Government Agencies	$ 20,211	$ 30,629,288	$ 5,004	$ 10,000,400	$ 25,215	$ 40,629,688
Obligations of States and Political Subdivisions	9,026	3,062,889	-	-	9,026	3,062,889
Corporate Securities	118,746	7,184,311	344,667	3,950,509	463,413	11,134,820
Mortgage and other asset-backed securities	205,470	13,266,443	34,707	502,769	240,177	13,769,212
Total unrealized losses	$ 353,453	$ 54,142,931	$ 384,378	$ 14,453,678	$ 737,831	$ 68,596,609

There were 113 securities with fair value of 93.5% of amortized cost at September 30, 2020. There were 93 securities with fair value of 98.9% of amortized cost at December 31, 2019. No credit losses have been recognized for the three and nine months ended September 30, 2020 and 2019.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

3)Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities available for sale, at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$ 50,670,550	$ 51,171,942
Due in 2-5 years	74,293,341	77,094,479
Due in 5-10 years	85,128,399	92,517,720
Due in more than 10 years	77,392,080	91,191,293
Mortgage-backed securities	31,887,810	32,701,709
Redeemable preferred stock	269,214	240,244
Total	$ 319,641,394	$ 344,917,387

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $90,000,000, par value, of United States Treasury fixed maturity securities with the FHLB at September 30, 2020. These securities are used as collateral on any cash borrowings from the FHLB. As of September 30, 2020, the Company owed $88,000,000 to the FHLB and its estimated remaining maximum borrowing capacity was $384,000.

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Fixed maturity securities:
Gross realized gains	$ 50,171	$ 113,849	$ 201,130	$ 362,475
Gross realized losses	(39,130)	(16,814)	(51,219)	(121,829)

Equity securities:
Gains (losses) on securities sold	95,331	85,998	(12,141)	138,662
Unrealized gains and (losses) on securities held at the end of the period	511,168	(98,635)	(512,629)	676,589

Other assets:
Gross realized gains	1,480,053	472,691	1,985,817	2,265,914
Gross realized losses	(1,297,086)	(1,076,762)	(1,784,419)	(3,060,716)
Total	$ 800,507	$ (519,673)	$ (173,461)	$ 261,095

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

On December 31, 2019, the Company changed the classification of its bond and preferred stock investments from held to maturity to available for sale based on the Company’s need to be able to respond proactively to market risks in managing its portfolio. Proceeds received from the sale of fixed maturity available for sale securities for the nine months ended September 30, 2020, were $2,967,531, and resulted in gross realized gains and gross realized losses of $149,641 and $1,043, respectively. The carrying amount of held to maturity securities sold for the nine months ended September 30, 2019 was $2,724,199 and the net realized loss related to these sales was $12,394.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

3)Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Fixed maturity securities	$ 3,191,064	$ 2,563,481	$ 9,258,850	$ 7,596,035
Equity securities	126,369	74,629	329,534	227,280
Mortgage loans held for investment	6,918,081	4,558,232	18,154,123	13,187,416
Real estate held for investment	2,998,806	2,259,064	8,940,072	6,266,286
Policy loans	264,422	113,541	755,914	308,583
Insurance assignments	4,561,574	3,851,804	13,244,176	11,970,755
Other investments	-	-	25,421	106,678
Cash and cash equivalents	65,460	398,997	385,848	1,363,873
Gross investment income	18,125,776	13,819,748	51,093,938	41,026,906
Investment expenses	(3,416,634)	(3,341,182)	(10,021,552)	(9,965,837)
Net investment income	$ 14,709,142	$ 10,478,566	$ 41,072,386	$ 31,061,069

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $129,347 and $102,888 for the three months ended September 30, 2020 and 2019, respectively, and $380,079 and $323,404 for the nine months ended September 30, 2020 and 2019, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $9,735,147 at September 30, 2020 and $9,633,818 at December 31, 2019. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at September 30, 2020, other than investments issued or guaranteed by the United States Government.

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

September 30, 2020 (Unaudited)

3)Investments (Continued)

used for future commercial developments. The Company uses bank debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

The aggregated net ending balance of commercial real estate that serves as collateral for bank borrowings was approximately $70,054,000 and $87,815,000 as of September 30, 2020 and December 31, 2019, respectively. The associated bank loan carrying values totaled approximately $46,681,000 and $54,917,000 as of September 30, 2020 and December 31, 2019, respectively.

During the three months ended September 30, 2020 and 2019, the Company recorded impairment losses on commercial real estate held for sale of $800,000 and $790,827, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded impairment losses on commercial real estate held for sale of $846,980 and $2,658,024, respectively. These impairment losses relate to an office building held by the life insurance segment. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance		Total Square Footage
	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Louisiana	$ 5,889,327	$ 6,009,079	125,114	125,114
Mississippi	2,932,976	2,951,478	21,521	21,521
Utah (1)	89,014,106	81,266,083	462,730	465,230

	$ 97,836,409	$ 90,226,640	609,365	611,865

(1) Includes Center53 phase 1 completed in July 2017 and phase 2 which is under construction

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

3)Investments (Continued)

The following is a summary of the Company’s commercial real estate held for sale for the periods presented:

	Net Ending Balance		Total Square Footage
	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Arizona (1)	$ -	$ 2,500	-	-
Kansas	4,000,000	4,800,000	222,679	222,679
Mississippi	234,937	318,322	12,300	12,300
Nevada	-	655,499	-	4,800
Texas (2)	300,000	300,000	-	-

	$ 4,534,937	$ 6,076,321	234,979	239,779

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

As of September 30, 2020, SNRE manages 19 residential properties in 5 states across the United States.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment and sale is $6,256,000 and $12,434,000 as of September 30, 2020 and December 31, 2019, respectively.

During the three months ended September 30, 2020 and 2019 the Company recorded impairment losses on residential real estate held for investment of $-0- and $125,980, respectively, and during the nine months ended September 30, 2020 and 2019 the Company recorded impairment losses on residential real estate held for investment of $43,394 and $125,980, respectively. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

3)Investments (Continued)

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	September 30 2020	December 31 2019
Florida	$ 1,261,975	$ 2,487,723
Nevada	686,124	293,516
Utah (1)	22,931,994	9,462,886
Washington	286,181	286,181
	$ 25,166,274	$ 12,530,306

(1) Includes subdivision land developments

The following is a summary of the Company’s residential real estate held for sale for the periods presented:

	Net Ending Balance
	September 30 2020	December 31 2019
California	-	640,452
Florida	1,104,936	1,300,641
Nevada	293,516	-
Ohio	10,000	10,000
Utah	2,046,792	5,880,213
Washington	-	190,000
	$ 3,455,244	$ 8,021,306

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

3)Investments (Continued)

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  As of September 30, 2020, real estate owned and occupied by the Company is summarized as follows:

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

(1) Included in property and equipment on the condensed consolidated balance sheets

(2) See Note 15 regarding the acquisition of Kilpatrick Life Insurance Company

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2020, the Company had 62%, 11%, 8%, 3%, 5% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada, and Arizona, respectively. At December 31, 2019, the Company had 48%, 16%, 10%, 6%, 6% and 5% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

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

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

3)Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Commercial	Residential	Residential Construction	Total
September 30, 2020
Allowance for credit losses:
Beginning balance - January 1, 2020	$ 187,129	$ 1,222,706	$ 43,202	$ 1,453,037
Charge-offs	-	-	-	-
Provision	-	613,444	-	613,444
Ending balance - September 30, 2020	$ 187,129	$ 1,836,150	$ 43,202	$ 2,066,481

Ending balance: individually evaluated for impairment	$ -	$ 238,997	$ -	$ 238,997

Ending balance: collectively evaluated for impairment	$ 187,129	$ 1,597,153	$ 43,202	$ 1,827,484

Mortgage loans:
Ending balance	$ 49,378,938	$ 80,051,914	$ 120,298,836	$ 249,729,688

Ending balance: individually evaluated for impairment	$ 3,414,719	$ 5,193,865	$ 630,574	$ 9,239,158

Ending balance: collectively evaluated for impairment	$ 45,964,219	$ 74,858,049	$ 119,668,262	$ 240,490,530

December 31, 2019
Allowance for credit losses:
Beginning balance - January 1, 2019	$ 187,129	$ 1,125,623	$ 35,220	$ 1,347,972
Charge-offs	-	(32,692)	-	(32,692)
Provision	-	129,775	7,982	137,757
Ending balance - December 31, 2019	$ 187,129	$ 1,222,706	$ 43,202	$ 1,453,037

Ending balance: individually evaluated for impairment	$ -	$ 195,993	$ -	$ 195,993

Ending balance: collectively evaluated for impairment	$ 187,129	$ 1,026,713	$ 43,202	$ 1,257,044

Mortgage loans:
Ending balance	$ 38,718,220	$ 113,043,965	$ 89,430,237	$ 241,192,422

Ending balance: individually evaluated for impairment	$ 4,488,719	$ 3,752,207	$ 655,000	$ 8,895,926

Ending balance: collectively evaluated for impairment	$ 34,229,501	$ 109,291,758	$ 88,775,237	$ 232,296,496

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

3)Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Unamortized discounts, net	Net Mortgage Loans
September 30, 2020
Commercial	$ 255,858	$ 495,937	$ 3,414,719	$ -	$ 4,166,514	$ 45,212,424	$ 49,378,938	$ (187,129)	$ (43,338)	$ (828,049)	$ 48,320,422
Residential	5,261,818	1,930,361	3,745,621	1,448,244	12,386,044	67,665,870	80,051,914	(1,836,150)	(521,661)	(320,613)	77,373,490
Residential Construction	276,403	1,630,000	630,574	-	2,536,977	117,761,859	120,298,836	(43,202)	(340,019)	-	119,915,615

Total	$ 5,794,079	$ 4,056,298	$ 7,790,914	$ 1,448,244	$ 19,089,535	$ 230,640,153	$ 249,729,688	$ (2,066,481)	$ (905,018)	$ (1,148,662)	$ 245,609,527

December 31, 2019
Commercial	$ 1,872,000	$ -	$ 4,488,719	$ -	$ 6,360,719	$ 32,357,501	$ 38,718,220	$ (187,129)	$ (88,918)	$ (653,272)	$ 37,788,901
Residential	10,609,296	4,085,767	2,100,742	1,651,465	18,447,270	94,596,695	113,043,965	(1,222,706)	(1,567,581)	-	110,253,678
Residential Construction	-	-	655,000	-	655,000	88,775,237	89,430,237	(43,202)	(735,068)	-	88,651,967

Total	$ 12,481,296	$ 4,085,767	$ 7,244,461	$ 1,651,465	$ 25,462,989	$ 215,729,433	$ 241,192,422	$ (1,453,037)	$ (2,391,567)	$ (653,272)	$ 236,694,546

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2020
With no related allowance recorded:
Commercial	$ 3,414,719	$ 3,414,719	$ -	$ 1,772,817	$ -
Residential	3,435,710	3,435,710	-	4,235,285	-
Residential construction	630,574	630,574	-	673,383	-

With an allowance recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Residential	1,758,155	1,758,155	238,997	1,186,545	-
Residential construction	-	-	-	-	-

Total:
Commercial	$ 3,414,719	$ 3,414,719	$ -	$ 1,772,817	$ -
Residential	5,193,865	5,193,865	238,997	5,421,830	-
Residential construction	630,574	630,574	-	673,383	-

December 31, 2019
With no related allowance recorded:
Commercial	$ 4,488,719	$ 4,488,719	$ -	$ 1,499,043	$ -
Residential	2,254,189	2,254,189	-	3,367,151	-
Residential construction	655,000	655,000	-	1,457,278	-

With an allowance recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Residential	1,498,018	1,498,018	195,993	665,270	-
Residential construction	-	-	-	-	-

Total:
Commercial	$ 4,488,719	$ 4,488,719	$ -	$ 1,499,043	$ -
Residential	3,752,207	3,752,207	195,993	4,032,421	-
Residential construction	655,000	655,000	-	1,457,278	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

The Company’s performing and non-performing mortgage loans held for investment were as follows:

	Commercial		Residential		Residential Construction		Total
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

Performing	$ 45,964,219	$ 34,229,501	$ 74,858,049	$ 109,291,758	$ 119,668,262	$ 88,775,237	$ 240,490,530	$ 232,296,496
Non-performing	3,414,719	4,488,719	5,193,865	3,752,207	630,574	655,000	9,239,158	8,895,926

Total	$ 49,378,938	$ 38,718,220	$ 80,051,914	$ 113,043,965	$ 120,298,836	$ 89,430,237	$ 249,729,688	$ 241,192,422

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $397,000 and $203,000 as of September 30, 2020 and December 31, 2019, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	As of September 30 2020	As of December 31 2019
Commercial	$ 3,414,719	$ 4,488,719
Residential	5,193,865	3,752,207
Residential construction	630,574	655,000
Total	$ 9,239,158	$ 8,895,926

4)Loans Held for Sale

The Company has elected the fair value option for loans held for sale. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the condensed consolidated statement of earnings. There is one loan with an unpaid principal balance of $190,560 that is 90 or more days past due and on a nonaccrual status as of September 30, 2020. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

4)Loans Held for Sale (Continued)

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of September 30 2020	As of December 31 2019

Aggregate fair value	$ 445,878,979	$ 213,457,632
Unpaid principal balance	428,860,105	206,417,122
Unrealized gain	17,018,874	7,040,510

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Loan fees	$ 20,630,052	$ 8,438,471	$ 40,167,476	$ 22,162,455
Interest income	3,348,929	2,127,775	7,630,993	5,032,505
Secondary gains	70,627,864	27,574,294	151,215,666	66,434,923
Change in fair value of loan commitments	3,901,086	378,899	12,454,218	1,915,223
Change in fair value of loans held for sale	1,404,131	1,411,322	4,231,347	2,065,978
Provision for loan loss reserve	(1,352,438)	(195,009)	(3,489,982)	(449,894)
Mortgage fee income	$ 98,559,624	$ 39,735,752	$ 212,209,718	$ 97,161,190

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30 2020	As of December 31 2019
Balance, beginning of period	$ 4,046,288	$ 3,604,869
Provision on current loan originations (1)	3,489,982	643,284
Charge-offs, net of recaptured amounts	(4,527,157)	(201,865)
Balance, end of period	$ 3,009,113	$ 4,046,288

(1) Included in mortgage fee income

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

4)Loans Held for Sale (Continued)

The Company maintains reserves for estimated losses on current production volumes. For the nine months ended September 30, 2020, $3,489,982 in reserves were added at a rate of 8.9 basis points per loan, the equivalent of $890 per $1,000,000 in loans originated. This is an increase over the nine months ended September 30, 2019, when reserves were added at a rate of 2.5 basis points per loan originated, the equivalent of $250 per $1,000,000 in loans originated.  The economic impact of COVID-19 and subsequent government action has increased the potential for losses due to early payoff penalties and potential for losses due to increased delinquency.  The unique nature of these current events creates significant difficulty for forecasting potential future losses.  Based on the Company’s best estimate for potential loan losses and considering published industry data, a loss reserve of 8 basis points per loan originated will be used in the fourth quarter 2020.  The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production.

During the third quarter 2020, the loan loss reserve decreased significantly primarily due to a $3,000,000 settlement that was paid to an investor for loans originated between 2004 and 2007. No additional loss reserves are being held for loans originated between 2004 and 2007.

Thus, the Company believes that the final loan loss reserve as of September 30, 2020, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

5)Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $104,562 and $65,746 has been recognized for these plans for the three months ended September 30, 2020 and 2019, respectively, and $271,959 and $195,487 has been recognized for these plans for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total unrecognized compensation expense related to the options issued was $126,071, which is expected to be recognized over the vesting period of one year.

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

A summary of the status of the Company’s stock compensation plans as of September 30, 2020, and the changes during the nine months ended September 30, 2020, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,086,053	$ 4.41	594,132	$ 5.36
Adjustment for effect of stock dividends	27,968		19,354
Granted	77,000		180,000
Exercised	(78,803)		-
Cancelled	-		-
Outstanding at September 30, 2020	1,112,218	$ 4.28	793,486	$ 4.88

As of September 30, 2020:
Options exercisable	1,053,033	$ 4.39	652,805	$ 5.14

As of September 30, 2020:
Available options for future grant	325,372		266,500

Weighted average contractual term of options
outstanding at September 30, 2020	5.72 years		5.94 years

Weighted average contractual term of options
exercisable at September 30, 2020	5.51 years		5.49 years

Aggregated intrinsic value of options
outstanding at September 30, 2020 (1)	$2,242,693		$1,115,985

Aggregated intrinsic value of options
exercisable at September 30, 2020 (1)	$2,228,291		$894,505

(1) The Company used a stock price of $6.40 as of September 30, 2020 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

5)Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of September 30, 2019, and the changes during the nine months ended September 30, 2019, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	1,011,274	$ 4.49	577,280	$ 5.15
Granted	2,000		-
Exercised	(19,796)		(63,814)
Cancelled	-		-
Outstanding at September 30, 2019	993,478	$ 4.50	513,466	$ 5.33

As of September 30, 2019:
Options exercisable	955,195	$ 4.46	489,840	$ 5.34

As of September 30, 2019:
Available options for future grant	299,351		146,425

Weighted average contractual term of options
outstanding at September 30, 2019	5.40 years		3.63 years

Weighted average contractual term of options
exercisable at September 30, 2019	5.34 years		3.37 years

Aggregated intrinsic value of options
outstanding at September 30, 2019 (1)	$765,360		$106,646

Aggregated intrinsic value of options
exercisable at September 30, 2019 (1)	$765,360		$106,646

(1) The Company used a stock price of $4.90 as of September 30, 2019 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months September 30, 2020 and 2019 was $191,309 and $112,340, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

6)Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Numerator:
Net earnings	$ 29,304,769	$ 3,617,414	$ 51,286,265	$ 9,027,786
Denominator:
Basic weighted-average shares outstanding	18,873,886	18,551,116	18,760,884	18,560,874
Effect of dilutive securities:
Employee stock options	559,733	203,975	404,006	208,561

Diluted weighted-average shares outstanding	19,433,619	18,755,091	19,164,890	18,769,435

Basic net earnings per share	$1.55	$0.19	$2.73	$0.49

Diluted net earnings per share	$1.51	$0.19	$2.68	$0.48

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the nine months September 30, 2020 and 2019, there were -0- and 864,915 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

7)Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
September 30, 2020
Revenues from external customers	$ 39,261,044	$ 5,495,990	$ 101,447,531	$ -	$ 146,204,565
Intersegment revenues	2,952,836	79,096	168,890	(3,200,822)	-
Segment profit before income taxes	4,807,280	1,322,303	32,454,348	-	38,583,931
		-
For the Three Months Ended

September 30, 2019
Revenues from external customers	$ 29,824,686	$ 3,570,419	$ 41,984,554	$ -	$ 75,379,659
Intersegment revenues	1,465,778	106,638	120,891	(1,693,307)	-
Segment profit before income taxes	1,263,836	213,198	3,282,788	-	4,759,822

For the Nine Months Ended
September 30, 2020
Revenues from external customers	$ 110,255,399	$ 14,815,991	$ 219,403,866	$ -	$ 344,475,256
Intersegment revenues	5,677,189	272,409	559,923	(6,509,521)	-
Segment profit before income taxes	5,408,482	2,975,556	58,867,883	-	67,251,921

Identifiable Assets	1,232,786,760	55,339,760	443,756,079	(88,204,200)	1,643,678,399
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	1,235,552,330	56,093,778	443,756,079	(88,204,200)	1,647,197,987

For the Nine Months Ended
September 30, 2019
Revenues from external customers	$ 88,937,110	$ 12,472,711	$ 103,908,855	$ -	$ 205,318,676
Intersegment revenues	3,441,497	336,911	372,170	(4,150,578)	-
Segment profit before income taxes	4,568,178	2,421,845	4,825,801	-	11,815,824

Identifiable Assets	941,739,161	84,250,592	243,272,631	(110,132,588)	1,159,129,796
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	944,504,731	85,004,610	243,272,631	(110,132,588)	1,162,649,384

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$ 344,917,387	$ -	$ 342,627,234	$ 2,290,153
Equity securities	11,215,606	11,215,606	-	-
Loans held for sale	445,878,979	-	-	445,878,979
Restricted assets (1)	1,470,114	-	1,470,114	-
Restricted assets (2)	2,193,831	2,193,831	-	-
Cemetery perpetual care trust investments (1)	576,292	-	576,292	-
Cemetery perpetual care trust investments (2)	1,832,703	1,832,703	-	-
Derivatives - loan commitments (3)	17,945,259	-	-	17,945,259
Total assets accounted for at fair value on a recurring basis	$ 826,030,171	$ 15,242,140	$ 344,673,640	$ 466,114,391

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$ (126,193)	$ (126,193)	$ -	$ -
Derivatives - loan commitments (4)	(2,999,809)	-	-	(2,999,809)
Total liabilities accounted for at fair value on a recurring basis	$ (3,126,002)	$ (126,193)	$ -	$ (2,999,809)

(1) Fixed maturity securities available for sale
(2) Equity securities
(3) Included in other assets on the consolidated balance sheets
(4) Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	9/30/2020	Technique	Input(s)	Value	Value	Average
Loans held for sale	$ 445,878,979	Market approach	Investor contract pricing as a percentage of unpaid principal balance	99.0%	110.0%	104.0%

Derivatives - loan commitments (net)	14,945,451	Market approach	Fall-out factor	1.0%	92.0%	80.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	133 bps	67 bps

Fixed maturity securities available for sale	2,290,153	Broker quotes	Pricing quotes	$ 91.49	$ 123.46	$ 117.45

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2019	$ 2,491,233		$ 213,457,632		$ 3,216,382
Originations and purchases	-		3,824,329,264		-
Sales, maturities and paydowns	-		(3,709,992,155)		(1,031,500)
Transfer to mortgage loans held for investment	-		(9,170,610)		-
Total gains (losses):
Included in earnings	12,454,218	(1)	127,254,848	(1)	2,532	(2)
Included in other comprehensive income	-		-		102,739

Balance - September 30, 2020	$ 14,945,451		$ 445,878,979		$ 2,290,153

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2) As a component of Net investment income on the condensed consolidated statements of earnings

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2018	$ 1,591,816	$ 136,210,853	$ -
Originations/purchases	-	2,606,839,175	-
Sales	-	(2,580,875,055)	-
Transfer to mortgage loans held for investment	-	(31,881,851)	-
Transfer from fixed maturity securities held to maturity	-	-	3,216,382
Total gains (losses):
Included in earnings (1)	899,417	83,164,510	-

Balance - December 31, 2019	$ 2,491,233	$ 213,457,632	$ 3,216,382

(1) As a component of mortgage fee income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$ 1,519,159	$ -	$ -	$ 1,519,159
Impaired real estate held for sale	4,000,000	-	-	4,000,000
Total assets accounted for at fair value on a nonrecurring basis	$ 5,519,159	$ -	$ -	$ 5,519,159

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

September 30, 2020 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2020 and December 31, 2019.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2020:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$ 77,373,490	$ -	$ -	$ 82,076,345	$ 82,076,345
Residential construction	119,915,615	-	-	119,915,615	119,915,615
Commercial	48,320,422	-	-	47,954,726	47,954,726
Mortgage loans held for investment, net	$ 245,609,527	$ -	$ -	$ 249,946,686	$ 249,946,686
Policy loans	14,234,935	-	-	14,234,935	14,234,935
Insurance assignments, net (1)	44,256,177	-	-	44,256,177	44,256,177
Restricted assets (2)	4,110,252	-	-	4,110,252	4,110,252
Mortgage servicing rights, net	28,387,476	-	-	30,288,406	30,288,406

Liabilities
Bank and other loans payable	$ (424,932,007)	$ -	$ -	$ (424,932,007)	$ (424,932,007)
Policyholder account balances (3)	(44,246,123)	-	-	(41,229,265)	(41,229,265)
Future policy benefits - annuities (3)	(110,638,182)	-	-	(115,049,853)	(115,049,853)

(1) Included in other investments and policy loans on the condensed consolidated balance sheets
(2) Mortgage loans held for investment
(3) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

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

The following table shows the notional amount and fair value of derivatives as of September 30, 2020 and December 31, 2019.

	Fair Values and Notional Values of Derivative Instruments
		September 30, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$977,036,503	$17,945,259	$2,999,809	$224,202,514	$2,722,580	$231,347
Call options	Other liabilities	1,957,000	-	126,193	1,813,500	-	62,265
Put options	Other liabilities	-	-	-	1,573,100	-	22,282
Total		$978,993,503	$17,945,259	$3,126,002	$227,589,114	$2,722,580	$315,894

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

10)Derivative Instruments (Continued)

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended September 30		Nine Months Ended September 30
Derivative	Classification	2020	2019	2020	2019
Loan commitments	Mortgage fee income	$ 3,901,086	$ 378,899	$ 12,454,218	$ 1,915,223

Call and put options	Gains on investments and other assets	$ 34,171	$ 104,702	$ 124,516	$ 509,639

11)Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2020 and December 31, 2019, the balances were $3,009,000 and $4,046,000, respectively.

During the third quarter 2020, the loan loss reserve decreased significantly primarily due to a $3,000,000 settlement that was paid to an investor for loans originated between 2004 and 2007. No additional loss reserves are being held for loans originated between 2004 and 2007.

Thus, the Company believes that the final loan loss reserve as of September 30, 2020, represents its best estimate for adequate loss reserves on loans sold.

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

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

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

In response to a Court order, certain defendants referenced in the Second Amended Complaint and the RMBS Complaints negotiated with Lehman Holdings concerning an amended case management order pertaining to certain case procedures and management for both lawsuits including, but not limited to, timing for filing motions and answering the complaints, and provisions concerning discovery such as a document production, taking depositions, and use of experts. At a hearing held on March 7, 2019, the Court considered differences of the parties as to the content of an amended case management order, and thereafter signed an amended case management order dated March 13, 2019. SecurityNational Mortgage filed an answer and amended answer in the Fannie Mae and Freddie Mac case, and in the RMBS case. Discovery is in process.

Lehman Holdings sent an Indemnification Alternative Dispute Resolution Notice to SecurityNational Mortgage dated August 1, 2019. SecurityNational Mortgage sent its Statement of Position to Lehman Brothers Holdings dated September 3, 2019 in response to the notice. Thereafter, Lehman Holdings sent its Reply dated October 2, 2019 to SecurityNational Mortgage. On January 9, 2020, SecurityNational Mortgage submitted further information to the mediator. Mediation was set to take place on January 23, 2020 in New York. In view of a motion of SecurityNational Mortgage dated January 15, 2020, Lehman Holdings requested that the mediation be continued.

On January 15, 2020, SecurityNational Mortgage filed a motion to dismiss Lehman Holdings’ RMBS action in the Bankruptcy Court for lack of subject matter jurisdiction and standing. It was not filed in the Bankruptcy Court but in the United States District Court for the Southern District of New York. The District Court referred the matter to a magistrate judge for general pretrial, which “includes scheduling, discovery, non-dispositive pretrial motions, and settlement,” as well as for “a Report and Recommendation” as to the pending motion. The final disposition of the motion will be with the District Court judge. Lehman Holdings asked the District Court to transfer the case to one of two other judges allegedly due to related matters. No action has been taken by the District Court to transfer the case.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

However, Lehman Holdings filed its response brief to the motion and SecurityNational Mortgage filed its reply. On July 10, 2020, the Magistrate Judge filed a report and recommendation with the District Court judge recommending that SecurityNational Mortgage’s motion to dismiss be denied on the procedural basis that the motion should not be in the District Court, but the Bankruptcy Court. SecurityNational Mortgage filed an objection to the report and recommendation to which Lehman Holdings responded. The District Court entered an order on August 10, 2020 adopting the Magistrate Judge’s recommendation that SecurityNational Mortgage’s motion be denied on the procedural basis that the matter should not be in the District Court at present, and that the Bankruptcy Court may recommend on an interlocutory basis whether there is subject matter jurisdiction and standing, and that later in the proceedings the District Court could then review the recommendation as to subject matter jurisdiction and standing.

On September 15, 2020, SecurityNational Mortgage filed a Petition for a Writ of Mandamus with the Second Circuit Court of Appeals asking that the District Court be ordered to presently resolve SecurityNational Mortgage’s motion as its motion is filed in the proper court. No action has yet to be taken by the Second Circuit.

Earlier, on March 17, 2020, Lehman Holdings filed a motion for partial summary judgment against dozens of defendants asserting that sufficient notice was given defendants concerning the settlement of the RMBS claims so that Lehman Holdings, as an indemnitee, would not have to prove that it (Lehman Holdings) had liability to the RMBS Trustees, but only that its settlement was reasonable and in good faith. Defendants involved filed a response brief that for various reasons Lehman Holdings cannot establish sufficient notice as required by law. Certain defendants, excluding SecurityNational Mortgage, also filed a cross motion to seek an affirmative ruling on the issue of Lehman Holdings’ motion.

Thereafter, Lehman Holdings filed a reply brief in support of its motion, and also a response brief to certain defendants’ cross motion. Defendants that filed a cross motion filed a reply brief in support of the cross motion. The motions are now under advisement with the Bankruptcy Court. Even if Lehman Holdings were to prevail on its motion, it does not absolve Lehman Holdings of its burden to prove indemnity liability to the defendants. SecurityNational Mortgage denies any liability to Lehman Holdings and intends to vigorously protect and defend its position.

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

The Company, through its subsidiary SecurityNational Mortgage, also uses a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $175,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on November 15, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The Company through its subsidiary SecurityNational Mortgage, also uses a line of credit with Comerica Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $90,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on May 27, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

The Company, through its subsidiary EverLEND Mortgage, also uses a line of credit with Texas Capital Bank N.A. This agreement with the bank allows EverLEND Mortgage to borrow up to $5,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on August 1, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  As of September 30, 2020, the Company believes that it was in compliance with all debt covenants.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of September 30, 2020, the Company’s commitments were approximately $187,305,000 for these loans, of which $124,409,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

September 30, 2020 (Unaudited)

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

The following is a summary of the MSR activity for the periods presented.

	As of September 30 2020	As of December 31 2019
Amortized cost:
Balance before valuation allowance at beginning of year	$ 17,155,529	$ 20,016,822
MSR additions resulting from loan sales	19,400,262	4,194,502
Amortization (1)	(8,168,315)	(7,055,795)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$ 28,387,476	$ 17,155,529

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$ -	$ -
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$ -	$ -

Mortgage servicing rights, net	$ 28,387,476	$ 17,155,529

Estimated fair value of MSRs at end of period	$ 30,288,406	$ 22,784,571

(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

12)Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2020	4,926,285
2021	3,690,972
2022	3,094,986
2023	2,609,308
2024	2,213,796
Thereafter	11,852,129
Total	$ 28,387,476

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Contractual servicing fees	$ 2,340,546	$ 1,765,957	$ 6,055,055	$ 5,433,970
Late fees	69,314	82,547	238,826	261,437
Total	$ 2,409,860	$ 1,848,504	$ 6,293,881	$ 5,695,407

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of September 30 2020	As of December 31 2019
Servicing UPB	$ 4,215,559,388	$ 2,804,139,415

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2020	16.70	5.06	9.5
December 31, 2019	15.30	5.27	9.51

13) Income Taxes

The Company’s overall effective tax rate for the three months ended September 30, 2020 and 2019 was 24.0% and 24.0%, respectively, which resulted in a provision for income taxes of $9,279,162 and $1,142,408, respectively. The Company’s overall effective tax rate for the nine months ended September 30, 2020 and 2019 was 23.7% and 23.6%, respectively, which resulted in a provision for income taxes of $15,965,656 and $2,788,038, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes.  The effective tax rate increased when compared to the prior year period partly due the Company’s provision for state income taxes.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2020)	$ 2,778,879	$ -	$ 12,607,978
Closing (9/30/2020)	3,580,669	-	13,045,307
Increase/(decrease)	801,790	-	437,329

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2019)	$ 2,816,225	$ -	$ 12,508,625
Closing (12/31/2019)	2,778,879	-	12,607,978
Increase/(decrease)	(37,346)	-	99,353

(1) Included in Receivables, net on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The amount of revenue recognized and included in the opening contract liability balance for the three months ended September 30, 2020 and 2019 was $1,427,418 and $884,180, respectively, and for the nine months ended September 30, 2020 and 2019 was $3,258,824 and $2,515,278, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Major goods/service lines
At-need	$ 4,272,816	$ 2,888,996	$ 10,915,712	$ 8,883,846
Pre-need	1,098,899	637,420	3,614,872	2,321,928
	$ 5,371,715	$ 3,526,416	$ 14,530,584	$ 11,205,774

Timing of Revenue Recognition
Goods transferred at a point in time	$ 3,559,431	$ 2,371,041	$ 9,641,751	$ 7,515,881
Services transferred at a point in time	1,812,284	1,155,375	4,888,833	3,689,893
	$ 5,371,715	$ 3,526,416	$ 14,530,584	$ 11,205,774

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net mortuary and cemetery sales	$ 5,371,715	$ 3,526,416	$ 14,530,584	$ 11,205,774
Gains (losses) on investments and other assets	(66,673)	(100,685)	(244,413)	752,412
Net investment income	168,478	112,246	444,971	387,617
Other revenues	22,470	32,442	84,849	126,908
Revenues from external customers	5,495,990	3,570,419	14,815,991	12,472,711

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

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

September 30, 2020 (Unaudited)

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

The following table shows the condensed financial results of the insurance operations for three and nine months ended September 30, 2020 and 2019.  See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2020	2019	% Increase (Decrease)	2020	2019	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$ 23,767	$ 19,832	20%	$ 68,983	$ 58,505	18%
Net investment income	14,240	10,147	40%	40,074	30,020	3%
Gains (losses) on investments and other assets	860	(486)	(277%)	71	(615)	(112%)
Other	394	331	19%	1,127	1,027	10%
Total	$ 39,261	$ 29,824	32%	$ 110,255	$ 88,937	24%
Intersegment revenue	$ 2,953	$ 1,466	101%	$ 5,677	$ 3,441	65%
Earnings before income taxes	$ 4,807	$ 1,264	280%	$ 5,408	$ 4,568	18%

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the nine months ended September 30, 2020 has increased due to a $10,478,000 increase in insurance premiums and other considerations, a $10,054,000 increase in net investment income, a $2,236,000 increase in intersegment revenue, a $686,000 increase in gains on investments and other assets primarily due to a decrease in the fair value of equity securities due to the recent downturn of the economy caused by the COVID-19 Pandemic offset by a decrease in impairment losses on commercial real estate, a $100,000 increase in other revenues, and a $238,000 decrease in interest expense. This increase was partially offset by a $14,456,000 increase in death, surrenders and other policy benefits, a $5,907,000 increase in selling, general and administrative expenses, a $1,127,000 increase in future policy benefits, and a $980,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs. The Company acquired Kilpatrick Life Insurance Company (“Kilpatrick Life”) in December 2019. See Note 15 to the condensed consolidated financial statements. This acquisition is the primary reason for the increases in insurance premiums, net investment income, death, surrenders and other policy benefits, and selling, general and administrative expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and nine months ended September 30, 2020 and 2019. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2020	2019	% Increase (Decrease)	2020	2019	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$ 2,112	$ 1,465	44%	$ 5,560	$ 4,693	18%
Cemetery revenues	3,260	2,061	58%	8,970	6,512	38%
Net investment income	168	112	50%	445	388	15%
Gains (losses) on investments and other assets	(67)	(101)	(34%)	(244)	752	(132%)
Other	23	32	(28%)	85	127	(33%)
Total	$ 5,496	$ 3,569	54%	$ 14,816	$ 12,472	19%
Earnings before income taxes	$ 1,322	$ 213	521%	$ 2,976	$ 2,422	23%

Profitability in the nine months ended September 30, 2020 has increased due to a $1,293,000 increase in cemetery pre-need sales, a $1,165,000 increase in cemetery at-need sales, an $867,000 increase in mortuary at-need sales, and an $82,000 increase in net investment income. This increase was partially offset by a $997,000 decrease in gains on investments and other assets primarily attributable to a $564,000 decrease in gains on real estate sales and a $433,000 decrease in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments due to the recent downturn of the economy caused by the COVID-19 Pandemic, an $801,000 increase in selling, general and administrative expenses, and a $357,000 increase in costs of goods sold.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 65% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the nine months ended September 30, 2020 and 2019, SecurityNational Mortgage originated 14,462 loans ($3,708,810,000 total volume) and 7,817 loans ($1,792,058,000 total volume), respectively. For the nine months ended

September 30, 2020 and 2019, EverLEND Mortgage originated 400 loans ($115,519,000 total volume) and 185 loans ($48,494,000 total volume), respectively.

During the COVID-19 pandemic, the demand for mortgage loans has remained steady. The Company has seen most markets increase their demand for new homes and refinances on existing homes. The Company has transitioned 90% of its processes to a work from home environment. The largest hurdle that the Company faces is being able to process all applications in a timely manner.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2020 and 2019.  See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2020	2019	% Increase (Decrease)	2020	2019	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$ 27,932	$ 12,162	130%	$ 60,994	$ 30,726	99%
Secondary gains from investors	70,628	27,574	156%	151,216	66,435	128%
Net investment income	300	219	37	553	654	(15%)
Gains on investments and other assets	7	67	(90%)	-	123	(100%)
Other	2,581	1,962	32%	6,641	5,971	11%
Total	$ 101,448	$ 41,984	142%	$ 219,404	$ 103,909	111%
Earnings before income taxes	$ 32,454	$ 3,283	889%	$ 58,868	$ 4,826	1120%

Included in other revenues is service fee income. The increase in earnings for the nine months ended September 30, 2020 was due to an increase in mortgage loan originations and refinancings, and subsequent sales of mortgage loans into the secondary market.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of September 30, 2020 and December 31, 2019, the balances were $3,009,000 and $4,046,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 1. Notes to Condensed Consolidated Financial Statements (unaudited) in Note 11.

Consolidation

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Total revenues increased by $70,825,000, or 94.0%, to $146,205,000 for the three months ended September 30, 2020, from $75,380,000 for the comparable period in 2019. Contributing to this increase in total revenues was a $58,824,000 increase in mortgage fee income, a $4,231,000 increase in net investment income, a $3,934,000 increase in insurance premiums and other considerations, a $1,845,000 increase in net mortuary and cemetery sales, a $1,320,000 increase in gains on investments and other assets, and a $671,000 increase in other revenues.

Insurance premiums and other considerations increased by $3,934,000, or 19.8%, to $23,766,000 for the three months ended September 30, 2020, from $19,832,000 for the comparable period in 2019. This increase was primarily due to $2,715,000 from the acquisition of Kilpatrick Life in December 2019. See Note 15 to the condensed consolidated financial statements. This increase was also due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $4,231,000, or 40.4%, to $14,709,000 for the three months ended September 30, 2020, from $10,478,000 for the comparable period in 2019. This increase was primarily attributable to a $2,360,000 increase in mortgage loan interest ($545,000 due to the acquisition of Kilpatrick Life), a $740,000 increase in rental income from real estate held for investment ($52,000 due to the acquisition of Kilpatrick Life), a $628,000 increase in fixed maturity securities income ($719,000 due to the acquisition of Kilpatrick Life), a $710,000 increase in insurance assignment income, a $151,000 increase in policy loan income ($133,000 due to the acquisition of Kilpatrick Life), and a $52,000 increase in equity securities income. This increase was partially offset by a $334,000 decrease in interest on cash and cash equivalents and a $76,000 increase in investment expenses.

Net mortuary and cemetery sales increased by $1,845,000, or 52.3%, to $5,371,000 for the three months ended September 30, 2020, from $3,526,000 for the comparable period in 2019. This increase was primarily due to a $737,000 increase in cemetery at-need sales, a $647,000 increase in mortuary at-need sales, and a $461,000 increase in cemetery pre-need sales.

Gains on investments and other assets increased by $1,320,000, or 254.0%, to gains of $800,000 for the three months ended September 30, 2020, from losses of $520,000 for the comparable period in 2019. This increase in gains on investments and other assets was primarily due a $787,000 increase in gains ($338,000 due to the acquisition of Kilpatrick Life) on other assets mostly attributable to a decrease in impairment losses on commercial real estate. This increase in gains on investments and other assets was also due to a $619,000 increase in gains on equity securities ($149,000 due to the acquisition of Kilpatrick Life) mostly attributable to increases in the fair value of these equity securities. Due to the adoption of Accounting Standards Update (ASU) 2016-01 on January 1, 2019, these changes in fair value are recognized in earnings instead of other comprehensive income. This decrease in gains on investments and other assets was partially offset by a $86,000 decrease in gains on fixed maturity securities.

Mortgage fee income increased by $58,824,000, or 148.0%, to $98,560,000, for the three months ended September 30, 2020, from $39,736,000 for the comparable period in 2019.  This increase was primarily due to a $43,054,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market, a $13,412,000 increase in loan fees and interest income, and a $3,515,000 increase in the fair value of loans held for sale and loan commitments. This increase in mortgage fee income was partially offset by a $1,157,000 increase in the provision for loan loss reserve.

Other revenues increased by $671,000, or 28.8%, to $2,997,000 for the three months ended September 30, 2020, from $2,326,000 for the comparable period in 2019. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $107,621,000, or 73.6% of total revenues, for the three months ended September 30, 2020, as compared to $70,620,000, or 93.7% of total revenues, for the comparable period in 2019.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $5,421,000 or 32.7%, to $21,976,000 for the three months ended September 30, 2020, from $16,555,000 for the comparable period in 2019. This increase was primarily the result of a $6,089,000 increase in death benefits ($2,290,000 due to the acquisition of Kilpatrick Life and $2,045,000 for COVID-19 related deaths) and a $420,000 increase in surrender and other policy benefits ($279,000 due to the acquisition of Kilpatrick Life). This increase was partially offset by a $1,088,000 decrease in future policy benefits ($166,000 due to the acquisition of Kilpatrick Life).

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $763,000, or 21.9%, to $4,240,000 for the three months ended September 30, 2020, from $3,477,000 for the comparable period in 2019.

Selling, general and administrative expenses increased by $30,334,000, or 63.5%, to $78,142,000 for the three months ended September 30, 2020, from $47,808,000 for the comparable period in 2019. This increase was primarily the result of a $21,048,000 increase in commissions, a $5,412,000 increase in personnel expenses, a $2,347,000 increase in other expenses, a $1,140,000 increase in costs related to funding mortgage loans, a $245,000 increase in advertising expenses, a $94,000 increase in depreciation on property and equipment, and a $48,000 increase in rent and rent related expenses. Most of these increases are attributable to the mortgage segment due to the increase in mortgage loan originations and refinancings, most notably $38,936,000 in commissions, $3,904,000 in personnel expenses, $2,254,000 in other expenses, and $251,838 in advertising expenses. Also, these increases are attributable to the acquisition of Kilpatrick Life, most notably $490,000 in personnel expenses, $382,000 in other expenses, and $171,000 in commissions.

Interest expense increased by $284,000, or 13.7%, to $2,363,000 for the three months ended September 30, 2020, from $2,079,000 for the comparable period in 2019. This increase was primarily due to an increase of $470,000 in interest expense on mortgage warehouse lines for loans held for sale. This increase was partially offset by a $179,000 decrease in interest expense on bank loans collateralized by real estate held for investment.

Cost of goods and services sold-mortuaries and cemeteries increased by $198,000, or 28.2%, to $899,000 for the three months ended September 30, 2020, from $701,000 for the comparable period in 2019. This increase was primarily due to an $85,000 increase in mortuary at-need sales, a $61,000 increase in cemetery at-need sales, and a $51,000 increase in cemetery pre-need sales.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total revenues increased by $139,156,000, or 67.8%, to $344,475,000 for the nine months ended September 30, 2020, from $205,319,000 for the comparable period in 2019. Contributing to this increase in total revenues was a $115,048,000 increase in mortgage fee income, a $10,478,000 increase in insurance premiums and other considerations, a $10,011,000 increase in net investment income, a $3,325,000 increase in net mortuary and cemetery sales, and a $729,000 increase in other revenues. This increase in total revenues was partially offset by a $435,000 decrease in gains on investments and other assets.

Insurance premiums and other considerations increased by $10,478,000, or 17.9%, to $68,983,000 for the nine months ended September 30, 2020, from $58,505,000 for the comparable period in 2019. This increase was primarily due to $8,560,000 from the acquisition of Kilpatrick Life in December 2019. See Note 15 to the condensed consolidated financial statements. This increase was also due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $10,011,000, or 32.2%, to $41,072,000 for the nine months ended September 30, 2020, from $31,061,000 for the comparable period in 2019. This increase was primarily attributable to a $4,967,000 increase in mortgage loan interest ($1,611,000 due to the acquisition of Kilpatrick Life), a $2,674,000 increase in rental income from real estate held for investment ($145,000 due to the acquisition of Kilpatrick Life), a $1,663,000 increase in fixed maturity securities income ($1,799,000 due to the acquisition of Kilpatrick Life), a $1,273,000 increase in insurance assignment income, a $447,000 increase in policy loan income ($401,000 due to the acquisition of Kilpatrick Life), and a $102,000 increase in equity securities income. This increase was partially offset by a $978,000 decrease in interest on cash and cash equivalents ($120,000 increase due to the acquisition of Kilpatrick Life), a $81,000 decrease in other investment income ($25,000 increase due to the acquisition of Kilpatrick Life), and a $56,000 increase in investment expenses ($169,000 increase due to the acquisition of Kilpatrick Life)

Net mortuary and cemetery sales increased by $3,325,000, or 29.7%, to $14,531,000 for the nine months ended September 30, 2020, from $11,206,000 for the comparable period in 2019. This increase was primarily due to a $1,293,000 increase in cemetery pre-need sales, a $1,165,000 increase in cemetery at-need sales, and a $867,000 increase in mortuary at-need sales.

Gains on investments and other assets decreased by $435,000, or 166.4%, to losses of $174,000 for the nine months ended September 30, 2020, from gains of $261,000 for the comparable period in 2019. This decrease in gains on investments and other assets was primarily due a $1,340,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities, due to the recent downturn of the economy caused by the COVID-19 Pandemic. Due to the adoption of Accounting Standards Update (ASU) 2016-01 on January 1, 2019, these changes in fair value are recognized in earnings instead of other comprehensive income. This decrease in gains on investments and other assets was also due to a $91,000 decrease in gains on fixed maturity securities.

This decrease was partially offset by a $996,000 increase in gains on other assets mostly attributable to a decrease in impairment losses on commercial real estate held for sale.

Mortgage fee income increased by $115,049,000, or118.4%, to $212,210,000, for the nine months ended September 30, 2020, from $97,161,000 for the comparable period in 2019.  This increase was primarily due to a $84,781,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market, a $20,604,000 increase in loan fees and interest income, and a $12,704,000 increase in the fair value of loans held for sale and loan commitments. This increase in mortgage fee income was partially offset by a $3,040,000 increase in the provision for loan loss reserve.

Other revenues increased by $729,000, or 10.2%, to $7,854,000 for the nine months ended September 30, 2020, from $7,125,000 for the comparable period in 2019. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $277,223,000, or 80.5% of total revenues, for the nine months ended September 30, 2020, as compared to $193,503,000, or 94.2% of total revenues, for the comparable period in 2019.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $15,582,000 or 31.8%, to $64,521,000 for the nine months ended September 30, 2020, from $48,939,000 for the comparable period in 2019. This increase was primarily the result of a $13,757,000 increase in death benefits ($6,744,000 due to the acquisition of Kilpatrick Life and $3,338,000 for COVID-19 related deaths), a $1,127,000 increase in future policy benefits ($2,096,000 due to the acquisition of Kilpatrick Life) and a $699,000 increase in surrender and other policy benefits ($840,000 due to the acquisition of Kilpatrick Life).

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,103,000, or 11.4%, to $10,782,000 for the nine months ended September 30, 2020, from $9,679,000 for the comparable period in 2019. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs and $152,000 due to the acquisition of Kilpatrick Life.

Selling, general and administrative expenses increased by $65,969,000, or 51.7%, to $193,456,000 for the nine months ended September 30, 2020, from $127,487,000 for the comparable period in 2019. This increase was primarily the result of a $41,313,000 increase in commissions, a $13,941,000 increase in personnel expenses, a $7,926,000 increase in other expenses, a $2,561,000 increase in costs related to funding mortgage loans, a $256,000 increase in depreciation on property and equipment, and a $275,000 increase in advertising expenses. This increase was partially offset by a $303,000 decrease in rent and rent related expenses. Most of these increases are attributable to the mortgage segment due to the increase in mortgage loan originations and refinancings, most notably $40,244,000 in commissions, $9,111,000 in personnel expenses, and $6,873,000 in other expenses. Also, these increases are attributable to the acquisition of Kilpatrick Life, most notably $1,707,000 in personnel expenses, $1,341,000 in other expenses, and $1,086,000 in commissions.

Interest expense increased by $710,000, or 13.3%, to $6,063,000 for the nine months ended September 30, 2020, from $5,353,000 for the comparable period in 2019. This increase was primarily due to a $1,001,000 increase in interest expense on mortgage warehouse lines for loans held for sale offset by a $260,000 decrease in interest on bank loans collateralized by real estate held for investment.

Cost of goods and services sold-mortuaries and cemeteries increased by $357,000, or 17.4%, to $2,402,000 for the nine months ended September 30, 2020, from $2,045,000 for the comparable period in 2019. This increase was primarily due to a $182,000 increase in cemetery at-need sales, a $99,000 increase in cemetery pre-need sales, and a $76,000 increase in mortuary at-need sales.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity or sale of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans, and fees earned from mortgage loans held for sale that are sold to investors into the secondary market. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, and debt service, and to meet current operating expenses. It should be noted that current conditions in the financial markets and economy caused by the COVID-19 Pandemic may affect the cash flows of the Company.

During the nine months ended September 30, 2020 and 2019, the Company's operations used cash of $164,589,000 and $62,866,000, respectively. This decrease was due primarily to originations of mortgage loans held for sale.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries and classified as fixed maturity securities available for sale carried at estimated fair value amounted to $344,677,000 and $355,613,000 as of September 30, 2020 and December 31, 2019, respectively. This represents 42.74% and 45.5% of the total investments as of September 30, 2020 and December 31, 2019, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2020, 3.6% (or $12,269,000) and at December 31, 2019, 2.2% (or $7,633,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2020 and December 31, 2019, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $682,332,000 as of September 30, 2020, as compared to $414,283,000 as of December 31, 2019. Stockholders’ equity as a percent of total capitalization was 37.7% and 47.5% as of September 30, 2020 and December 31, 2019, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2019 was 9.8% as compared to a rate of 9.9% for 2018. The 2020 lapse rate to date has been approximately the same as 2019.

At September 30, 2020, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $74,881,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

COVID-19 Pandemic

During the first and second quarters of 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company is closely monitoring developments relating to the COVID-19 pandemic and assessing its impact on the Company’s business. The COVID-19 pandemic has had and continues to have a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus, which include the implementation of travel bans, self-imposed quarantine periods, and social distancing. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

Like most businesses, COVID-19 has impacted the Company. However, the Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risks.” These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

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

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2020, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

Except for the remediation steps taken to address the material weakness discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, there have not been any significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

The Company acquired Kilpatrick Life in December 2019. Prior to the acquisition, the Company identified a material weakness in Kilpatrick Life’s internal control over financial reporting related to change management and segregation of duties for the policy administration system. As of September 30, 2020, the known deficiencies have been remediated to the extent that they no longer give rise to a material weakness with the following controls implemented by management.

•Execution of a formal consultant agreement with the former system developer.

•Creation of unique login credentials for system users.

•Implementation of system change control processes, including the installation of a third-party database logging software.

As of November 13, 2020, the Company had not fully assessed Kilpatrick Life’s internal controls over financial reporting and is currently testing new and revised internal controls for design and operating effectiveness. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and the Company has elected to exclude Kilpatrick Life from its assessment. The Company has performed additional analysis and procedures to conclude that it believes the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

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

The following table shows the Company's repurchase activity during the three months ended September 30, 2020 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
7/1/2020-7/31/2020	12,809	$ 6.26	-	109,118
8/1/2020-8/31/2020	8,644	6.48	-	100,474
9/1/2020-9/30/2020	11,356	6.48	-	89,118

Total	32,809	$ 6.38	-	89,118

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

10.3Amended and Restated 2014 Director Stock Option Plan (12)

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

(7)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018

(8)Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019

(9)Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

(10) Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019

(11) Incorporated by reference from Report on Form 8-K/A, as filed on February 26, 2020

(12) Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: November 13, 2020	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2020	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)