Form 10-K
period 2020-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2021-03-31
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-09341

SECURITY NATIONAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
121 West Election Road, Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(801) 264-1060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Class A Common Stock	SNFCA	The Nasdaq Global Select Market

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

Non-accelerated filer [  ]Smaller reporting company [X]

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

[  ] Yes [X] No

As of June 30, 2020, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $50,000,000 based on the $6.58 closing sale price of the Class A common stock as reported on The Nasdaq Global Select Market.

As of March 23, 2021, there were outstanding 16,621,147 shares of Class A common stock, $2.00 par value per share, and 2,679,603 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2020

 PART I

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 40 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eight mortuaries and five cemeteries in the state of Utah and one cemetery in the state of California. The Company also engages in pre-need selling of funeral, cemetery, mortuary, and cremation services through its Utah and California operations. Many of the insurance agents also sell pre-need funeral, cemetery, and cremation services. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes, and other real estate projects. The mortgage segment operates through 98 retail offices in 23 states, and is an approved mortgage lender in several other states.

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

Life Insurance

Products

The Company, through Security National Life, First Guaranty Insurance Company (“First Guaranty”), and Kilpatrick Life Insurance Company (“Kilpatrick”), issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, accident, and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company’s insurance subsidiaries, Memorial Insurance Company of America (“Memorial Insurance”), Southern Security Life Insurance Company, Inc. (“Southern Security”), Trans-Western Life Insurance Company (“Trans-Western”), First Guaranty, and Kilpatrick, service and maintain policies that were purchased prior to their acquisition by Security National Life.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2020:

	2020	2019		2018	2017	2016
Life Insurance
Policy/Cert Count as of December 31	659,237	669,064	(1)	531,831	533,065	531,775	(2)
Insurance in force as of December 31 (omitted 000)	$2,890,791	$2,877,402	(1)	$1,838,488	$1,759,148	$1,672,081	(2)
Premiums Collected (omitted 000)	$92,058	$78,253	(1)	$74,965	$69,565	$65,220	(2)

_____________

(1)Includes the acquisition of Kilpatrick

(2)Includes the acquisition of First Guaranty and the termination of the reinsurance assumed from Servicemembers’ Group Life Insurance (“SGLI”)

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

The following table summarizes the annuity business for the five years ended December 31, 2020:

	2020	2019		2018	2017	2016
Annuities Policy/Cert Count as of December 31	25,476	26,565	(1)	22,313	22,729	21,364	(2)
Deposits Collected (omitted 000)	$9,637	$10,400	(1)	$9,644	$10,353	$11,019	(2)

____________

(1)Includes the acquisition of Kilpatrick

(2)Includes the acquisition of First Guaranty

Accident and Health

Products

With the acquisition of Capital Investors in 1994, the Company acquired a small block of accident and health policies. Since 1999, the Company has offered a low-cost comprehensive diver’s accident policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident. With the acquisition of Kilpatrick in 2019, the Company also acquired a block of accident and health policies.

Markets and Distribution

The Company currently markets its diver’s accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2020:

	2020	2019		2018	2017	2016
Accident and Health Policy/Cert Count as of December 31	13,735	15,133	(1)	3,763	4,069	4,761
Premiums Collected (omitted 000)	$296	$110	(1)	$98	$104	$113

____________

(1)Includes the acquisition of Kilpatrick

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

It is the Company’s policy to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2020, was $377,138,000, which represents approximately 13.0% of the Company’s life insurance in force on that date.

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

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to real estate brokers, builders and directly with consumers.  The Company has a strong retail origination presence in the Utah, Florida, Texas, Nevada and Arizona markets and is experiencing rapid growth with sales representatives in these and many other states across the country. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

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

Under the terms of the transaction, as set forth in the Stock Purchase Agreement, dated October 11, 2019, the Company paid purchase consideration at the closing of the transaction equal to $23,779,940 subject to a $1,400,000 holdback that was deposited into an interest bearing escrow account to be held for a period of eighteen months from the closing date. The current amount that is available to be disbursed to the prior owners is $598,949.

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

Real Estate Development

The Company is capitalizing on the opportunity to develop commercial and residential assets on its existing properties. The cost to acquire existing for-sale assets currently exceeds the replacement costs, thus creating the opportunity for development and redevelopment of the land that the Company currently owns. The Company has developed, or is in the process of developing, assets that have an initial development cost exceeding $100,000,000.  The Company plans to continue its development endeavors as the market demands.

Center53 Development

In 2015, the Company broke ground and commenced development on the first phase of its new corporate campus.  The anticipated project, comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City, is envisioned to be a multi-year, phased development. At full development, the project will include nearly one million square-feet in five buildings, ranging from four to ten stories, and will be serviced by three parking structures with about 4,000 stalls. The first phase of the project includes a building and a parking garage consisting of nearly 200,000 square feet of office space with 748 parking stalls. This phase of the campus was completed in July 2017 and is currently 96% occupied. The second phase of the project began in March 2020 and includes a six story building of nearly 218,000 square feet and a parking garage with approximately 870 stalls.  The Company will occupy half of the building as its corporate headquarters, and has leased the remainder of the building. It is anticipated that the Company will occupy the building in September 2021.

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

The Company’s life insurance subsidiaries are currently subject to regulation in Utah, Arkansas, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Company was notified that all of its life insurance subsidiaries have been selected for examination for the year ended December 31, 2020 and periods since their last examination. The Company was last examined in 2016 (First Guaranty Insurance), 2017 (Security National Life) and 2019 (Kilpatrick Life). The Texas Department of Banking also audits pre-need insurance policies that are issued in the state of Texas.  Pre-need policies are life and annuity products sold as the funding mechanism for funeral plans through funeral homes by Security National agents.  The Company is required to send the Texas Department of Banking an annual report that summarizes the number of policies in force and the face amount or death benefit for each policy.  This annual report also indicates the number of new policies issued for that year, all death claims paid that year, and all premiums received.

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

Competition

The life insurance industry is highly competitive. There are approximately 800 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price, and customer service. The Company’s insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and more diversified line of insurance products than the Company. In addition, such companies generally have a larger sales force. Further, the Company competes with mutual insurance companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is smaller by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

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

Employees

As of December 31, 2020, the Company had 1,511 full-time and 197 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
121 W. Election Rd., Suite 100	Draper	UT	Corporate Headquarters	Owned	14,145	N/A			N/A
5201 S. Green St.	Salt Lake City	UT	Mortgage and Insurance Operations	Owned	28,448	N/A			N/A
1044 River Oaks Dr.	Flowood	MS	Insurance Operations	Owned	5,522	N/A			N/A
1818 Marshall St.	Shreveport	LA	Insurance Operations	Owned	12,274	N/A			N/A
812 Sheppard St.	Minden	LA	Insurance Sales	Owned	1,560	N/A			N/A
909 Foisy Ave.	Alexandria	LA	Insurance Sales	Owned	8,059	N/A			N/A
1550 N. Third St.	Jena	LA	Insurance Sales	Owned	1,737	N/A			N/A
4455 South 700 East	Salt Lake City	UT	Insurance Operations	Leased	16,134	$ 23,196	/	mo	6/30/2021
1 Sanctuary Blvd. Suite 302A	Mandeville	LA	Insurance Sales	Leased	1,337	$ 2,196	/	mo	6/30/2023
79 E. Main Street	Midway	UT	Funeral Service Sales	Leased	4,476	$ 5,304	/	mo	10/31/2022
200 Market Way	Rainbow City	AL	Fast Funding Operations	Leased	12,850	$ 10,490	/	mo	1/31/2025
6000 Pelham Rd.	Greenville	SC	Fast Funding Operations	Leased	4,483	$ 4,233	/	mo	8/31/2022
199 Deauville Dr.	Maumelle	AR	Mortgage Sales	Leased	50	$ 100		mo	month to month
1819 S. Dobson Rd., Suite 202/203	Mesa	AZ	Mortgage Sales	Leased	2,397	$ 1,633	/	mo	7/31/2021
17015 N. Scottsdale Rd., Suite 125	Scottsdale	AZ	Mortgage Sales	Leased	6,070	$ 7,130	/	mo	7/31/2023
4725 N. 19th Ave.	Phoenix	AZ	Mortgage Sales	Leased	1,480	$ 1,700	/	mo	month to month
5100 N. 99th Ave., Suite 101/103	Phoenix	AZ	Mortgage Sales	Sub-Leased	3,940	$ 5,348	/	mo	month to month
5100 N. 99th Ave., Suite 111	Phoenix	AZ	Mortgage Sales	Sub-Leased	720	$ 1,023	/	mo	8/31/2022
10609 N. Hayden Rd., Suite 100	Scottsdale	AZ	Mortgage Sales	Leased	3,585	$ 8,500	/	mo	month to month
11225 N. 28th Dr., #C-200	Phoenix	AZ	Mortgage Sales	Leased	1,031	$ 2,000	/	mo	month to month
1819 Dobson Rd., Suite 202	Mesa	AZ	Mortgage Sales	Leased	890	$ 964	/	mo	7/31/2021
2828 N. Central Ave., Suite 1100A	Phoenix	AZ	Mortgage Sales	Sub-Leased	1,691	$ 4,859	/	mo	month to month
2777 S. Arizona Ave., Suite 3169	Chandler	AZ	Mortgage Sales	Leased	100	$ 100	/	mo	month to month
1490 S. Price Road, Suite 318	Chandler	AZ	Mortgage Sales	Leased	1,600	$ 3,050	/	mo	8/31/2021
2436 E. 4th St., Suite 920	Long Beach	CA	Mortgage Sales	Leased	100	$ 100	/	mo	month to month
40977 Oak Dr.	Forest Falls	CA	Mortgage Sales	Leased	250	$ -	/	mo	month to month
2934 E. Garvey Ave. South, Suite 250	West Covina	CA	Mortgage Sales	Leased	500	$ 712	/	mo	month to month
1910 Union St., Suite 2020	Anaheim	CA	Mortgage Sales	Sub-Leased	100	$ 100	/	mo	month to month
573 Chouinard Cir.	Claremont	CA	Mortgage Sales	Leased	100	$ 50	/	mo	month to month
7398 Fox Trail Unit B	Yucca Valley	CA	Mortgage Sales	Leased	900	$ 550	/	mo	month to month
26511 Silver Spring	Lake Forest	CA	Mortgage Sales	Leased	100	$ 50	/	mo	month to month
18647 Marimba St.	Rowland Heights	CA	Mortgage Sales	Leased	100	$ 50	/	mo	month to month
2325 El Empino	La Habra Heights	CA	Mortgage Sales	Leased	100	$ 50	/	mo	month to month
445 W. University Ave., Apt. A	San Deigo	CA	Mortgage Sales	Leased	120	$ -	/	mo	month to month
5475 Tech Center Dr., Suite 100	Colorado Springs	CO	Mortgage Sales	Leased	3,424	$ 4,565	/	mo	9/30/2023
8480 E. Orchard Rd., Suite 4200	Greenwood Village	CO	Mortgage Sales	Leased	4,631	$ 10,227	/	mo	5/31/2021
1120 W. 122nd Ave., Suite 104	Denver	CO	Mortgage Sales	Leased	2,088	$ 3,828	/	mo	10/31/2021
27 Main St., Suite C-104B	Edwards	CO	Mortgage Sales	Leased	680	$ 1,600	/	mo	month to month
4501 Mohawk Dr.	Larkspur	CO	Mortgage Sales	Leased	250	$ 50	/	mo	month to month
7800 E. Union Ave., Suite 550	Denver	CO	Mortgage Sales	Sub-Leased	4,656	$ 9,312	/	mo	9/30/2022
1145 Town Park Ave., Suite 2215	Lake Mary	FL	Mortgage Sales	Leased	5,901	$ 12,835	/	mo	2/28/2023
8191 College Parkway, Suite 201	Ft Myers	FL	Mortgage Sales	Leased	4,676	$ 4,006	/	mo	8/21/2021
1545 S. Belcher Rd., Suite B	Clearwater	FL	Mortgage Sales	Leased	100	$ 1,573	/	mo	month to month
3180 Curlew Rd. Unit 107	Oldsmar	FL	Mortgage Sales	Leased	1,705	$ 2,707	/	mo	2/14/2023
113th St. N. and 82nd Ave. N.	Seminole	FL	Mortgage Sales	Leased	1,400	$ 1,692	/	mo	8/31/2023
136 Parliament Loop	Lake Mary	FL	Mortgage Sales	Leased	1,527	$ 3,100	/	mo	11/30/2022
6456 Cypressdale Dr., Unit 102	Riverview	FL	Mortgage Sales	Leased	50	$ -	/	mo	month to month
800 Avalon Blvd., Suite 100	Alpharetta	GA	Mortgage Sales	Sub-Leased	1,000	$ 841	/	mo	month to month
106 A Adamson Square	Carrolton	GA	Mortgage Sales	Leased	1,000	$ 1,550	/	mo	10/31/2021
4370 Kukui Grove St., Suite 201	Lihue	HI	Mortgage Sales	Leased	864	$ 1,412	/	mo	2/28/2022
1001 Kamokila Blvd.	Kapolei	HI	Mortgage Sales	Leased	737	$ 1,708	/	mo	12/31/2022
116 N. 3rd St., Suite 12	Mccall	ID	Mortgage Sales	Leased	480	$ 466	/	mo	month to month
9963 Crosspoint Blvd Suites 101/102	Indianapolis	IN	Mortgage Sales	Leased	1,350	$ 1,570	/	mo	month to month
1739 E. Michigan St.	Indianapolis	IN	Mortgage Sales	Leased	200	$ 100	/	mo	month to month
568 Greenluster Dr.	Covington	LA	Mortgage Sales	Leased	150	$ 750	/	mo	month to month
3828 Veterans Blvd., Suite 101	Metairie	LA	Mortgage Sales	Sub-Leased	80	$ 350	/	mo	6/30/2021
8530 Veterans Hwy	Millersville	MD	Mortgage Sales	Leased	4,000	$ 6,000	/	mo	4/30/2021
4987 Fall Creek Rd. Suite 1	Branson	MO	Mortgage Sales	Leased	700	$ 1,000	/	mo	month to month
330 Camp Rd., Suite B-39	Charlotte	NC	Mortgage Sales	Leased	N/A	$ 650	/	mo	month to month
1980 Festival Plaza Dr., Suite 850	Las Vegas	NV	Mortgage Sales	Leased	12,866	$ 44,902	/	mo	10/31/2021

Item 2. Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
840 Pinnacle Ct., Suite 3	Mesquite	NV	Mortgage Sales	Leased	900	$ 720	/	mo	3/12/2022
2635 St. Rose Pkwy, Suites D 100, 110, 120	Hendeson	NV	Mortgage Sales	Leased	5,788	$ 11,576	/	mo	9/30/2025
8720 Orion Place, Suite 160	Colombus	OH	Mortgage Sales	Leased	1,973	$ 1,809	/	mo	6/30/2023
4294 Martin Dr.	North Olmstead	OH	Mortgage Sales	Leased	100	$ -	/	mo	month to month
3311 NE MLK Jr Blvd., Suite 203	Portland	OR	Mortgage Sales	Leased	1,400	$ 875	/	mo	month to month
10365 SE Sunnyside Rd., Suite 310	Clackamus	OR	Mortgage Sales	Leased	1,288	$ 2,653	/	mo	11/30/2022
11104 SE Stark St., Suite S	Portland	OR	Mortgage Sales	Sub-Leased	506	$ 600	/	mo	month to month
8285 SW Numbus, Suite 160	Beaverton	OR	Mortgage Sales	Sub-Leased	800	$ 888	/	mo	month to month
13 Park Shore Dr. North	Columbia	SC	Mortgage Sales	Leased	50	$ 100	/	mo	month to month
6263 Poplar Ave., Suite 900	Memphis	TN	Mortgage Sales	Leased	1,680	$ 1,921	/	mo	3/31/2022
144 Alf Taylor Rd.	Johnson City	TN	Mortgage Sales	Sub-Leased	1,521	$ 800	/	mo	month to month
347 Main St., Suite 200	Franklin	TN	Mortgage Sales	Leased	2,444	$ 5,703	/	mo	8/31/2025
3027 Marina Bay Dr., Suite 200	League City	TX	Mortgage Sales	Leased	1,225	$ 2,246	/	mo	4/30/2023
11550 Fuqua, Suite 200	Houston	TX	Mortgage Sales	Leased	1,865	$ 3,575	/	mo	4/30/2021
1848 Norwood Plaza, Suite 213	Hurst	TX	Mortgage Sales	Sub-Leased	1,596	$ 1,031	/	mo	month to month
17347 Village Green Dr., Suite 102	Houston	TX	Mortgage Sales	Sub-Leased	3,300	$ 8,970	/	mo	12/1/2024
1626 Lee Trevino, Suite A	El Paso	TX	Mortgage Sales	Leased	4,200	$ 7,853	/	mo	12/31/2022
9737 Great Hills Trail, Suites 150, 200, 220	Austin	TX	Mortgage Sales	Leased	19,891	$ 37,710	/	mo	8/31/2024
1213 East Alton Gloor Blvd., Suite H	Brownsville	TX	Mortgage Sales	Leased	2,000	$ 2,200	/	mo	2/28/2022
7920 Belt Line Rd., Suite 720	Dallas	TX	Mortgage Sales	Sub-Leased	1,714	$ 2,428	/	mo	month to month
5020 Collinwood Ave., Suite 100	Fort Worth	TX	Mortgage Sales	Leased	2,687	$ 5,300	/	mo	1/31/2025
3000 Joe DiMaggio Blvd., Bldg 12 Suite 42	Round Rock	TX	Mortgage Sales	Leased	920	$ 1,750	/	mo	5/15/2021
2408 Jacaman Road, Suite F	Laredo	TX	Mortgage Sales	Leased	N/A	$ 900	/	mo	6/1/2022
1900 Country Club Dr., Suite 150	Mansfield	TX	Mortgage Sales	Leased	175	$ 325	/	mo	month to month
3220 Gus Thomasson Rd.	Mesquite	TX	Mortgage Sales	Sub-Leased	130	$ 1,000	/	mo	month to month
722 Kiowa Dr. West	Lake Kiowa	TX	Mortgage Sales	Leased	150	$ 495	/	mo	month to month
1785 Preston Rd., Suite 550	Dallas	TX	Mortgage Sales	Leased	200	$ 657	/	mo	8/31/2021
6860 N. Dallas Pkwy	Plano	TX	Mortgage Sales	Leased	200	$ 582	/	mo	2/28/2021
2102 Jitterbug Ln.	Katy	TX	Mortgage Sales	Leased	100	$ 100	/	mo	month to month
124 N. Main St.	Mansfield	TX	Mortgage Sales	Sub-Leased	100	$ 3,000	/	mo	month to month
4411 W. Illinois, Suite B-4	Midland	TX	Mortgage Sales	Sub-Leased	100	$ 1,700	/	mo	month to month
590 W. State Street	Pleasant Grove	UT	Mortgage Sales	Leased	250	$ 500	/	mo	month to month
5965 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	1,000	$ 1,400	/	mo	month to month
6575 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	3,323	$ 5,491	/	mo	12/31/2022
126 W. Sego Lily Dr., Suite 260	Sandy	UT	Mortgage Sales	Leased	2,794	$ 5,944	/	mo	8/31/2021
75 Towne Ridge Parkway, Suite 100	Sandy	UT	Mortgage Sales	Leased	6,867	$ 16,695	/	mo	8/31/2023
1133 North Main St., Suite 150	Layton	UT	Mortgage Sales	Sub-Leased	300	$ 1,000	/	mo	month to month
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	1,884	$ 1,600	/	mo	4/30/2025
6965 S. Union Park, Suites 100, 190, 260, 300, 460, 470, & 480	Midvale	UT	Mortgage Sales	Leased	39,649	$ 82,465	/	mo	6/30/2021
11240 S. River Heights Dr.	South Jordan	UT	Mortgage Sales	Leased	3,403	$ 7,740	/	mo	11/30/2024
500 East Village Blvd.	Stansbury Park	UT	Mortgage Sales	Leased	1,950	$ 3,180	/	mo	10/31/2024
833 N. 900 W.	Orem	UT	Mortgage Sales	Leased	2,391	$ 3,104	/	mo	1/31/2023
1350 E. 300 S. 3rd Floor	Lehi	UT	Mortgage Sales	Leased	15,446	$ 35,140	/	mo	12/22/2026
2455 E. Parleys Way, Suites 120 & 150	Salt Lake City	UT	Mortgage Sales	Leased	5,256	$ 8,322	/	mo	7/31/2030
859 W. South Jordan Pkwy, Suite 101	South Jordan	UT	Mortgage Sales	Leased	3,376	$ 5,751	/	mo	3/22/2022
558 E. Riverside Dr., Suite 204	St. George	UT	Mortgage Sales	Leased	1,685	$ 2,106	/	mo	8/31/2023
21430 Cedar Dr., Suite 200-202	Sterling	VA	Mortgage Sales	Leased	6,850	$ 12,984	/	mo	3/9/2023
15640 NE Fourth Plain Blvd., Suite 220/221	Vancouver	WA	Mortgage Sales	Leased	360	$ 425	/	mo	9/30/2021
2701 Currant St.	Lynden	WA	Mortgage Sales	Leased	1,500	$ 50	/	mo	month to month
1508 24th Ave., Suite 23	Kenosha	WI	Mortgage Sales	Leased	250	$ 150	/	mo	month to month
27903 99th St.	Trevor	WI	Mortgage Sales	Leased	300	$ 150	/	mo	month to month
219 W. Washington St.	Charlestown	WV	Mortgage Sales	Leased	N/A	$ 1,700	/	mo	4/14/2023

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

______________

(1)The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports, or the Company’s inspection of the cemeteries. The Company estimates that there are approximately 1,200 spaces per developed acre.

(2)Includes both reserved and occupied spaces.

(3)Includes two granite mausoleums.

(4)Includes an open easement.

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

__________

(1)These funeral homes also provide burial niches at their respective locations.

Item 3.  Legal Proceedings

Settlement Agreement and Mutual Release with Lehman Brothers Holdings Inc.

From 2004 to early 2008, SecurityNational Mortgage Company (“SecurityNational Mortgage”), a wholly owned subsidiary of the Company, originated “limited documentation” or “reduced documentation” loans which were sold to certain affiliates of Lehman Brothers Holdings Inc. (“Lehman Holdings”). Certain of these loans became the subject of disputes between SecurityNational Mortgage and Lehman Holdings and certain Lehman Holdings affiliates. Lehman Holdings filed a Petition for Relief under Chapter 11 of the United States Bankruptcy Code in 2008. In May of 2011, SecurityNational Mortgage filed a complaint in U.S. District Court against certain Lehman Holdings affiliates.  In June of 2011, Lehman Holdings filed a complaint in Federal District Court against SecurityNational Mortgage, both of which were later resolved. In 2016, certain other pending loan disputes between SecurityNational Mortgage and Lehman Holdings became the subject of an unsuccessful, non-binding alternate dispute resolution mediation proceeding.

Thereafter, in 2016, Lehman Holdings filed an adversary proceeding complaint against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York, which included seeking damages relating to the alleged obligations of the defendants under indemnification provisions of alleged agreements, in amounts to be determined at trial, including interest, attorneys’

fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants. The complaint was later amended with the latest amended complaint filed against SecurityNational Mortgage on December 27, 2016, seeking damages to be determined at trial, including interest, attorneys’ fees and costs. This complaint involved approximately 135 mortgage loans, there being millions of dollars allegedly in dispute. These claims against SecurityNational Mortgage were asserted as a result of Lehman Holdings’ earlier settlements with the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Corporation (“Freddie Mac”).

In 2018, Lehman Holdings filed a separate adversary proceeding complaint against SecurityNational Mortgage. This adversary proceeding allegedly involved approximately 577 mortgage loans relative to private securitization trusts (“RMBS Loans”) and millions of dollars in damages. Thereafter, Lehman Holdings made a filing that effectively reduced the number of RMBS Loans to 248. This proceeding was in addition to the above-referenced proceeding involving the Fannie Mae and Freddie Mac mortgage loans. As with the above-referenced proceeding, damages were sought including interest, costs, and attorneys’ fees.

SecurityNational Mortgage, as well as other defendants, have been involved in written discovery, and production of documents relative to the cases, and the filing of motions. The deposition phase of the cases was yet to begin, as well as the later expert witness phase. Those phases would require substantial expenditures of legal fees and costs.

On February 1, 2021, SecurityNational Mortgage executed a settlement agreement with Lehman Holdings in relation to these two adversary proceedings wherein all mortgage loan related claims were resolved, thereby ending all liabilities asserted by Lehman Holdings and conclusively ending all proceedings between SecurityNational Mortgage and Lehman Holdings. In accordance with GAAP, the full amount of SecurityNational Mortgage’s settlement payment has been accounted for in the Company’s loan loss reserve as of December 31, 2020.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A common stock trades on The Nasdaq Global Select Market under the symbol “SNFCA.” As of March 23, 2021, the closing stock price of the Class A common stock was $9.69 per share. The following were the high and low market closing stock prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2019:

	Price Range (1)
	High	Low
Period (Calendar Year)
2019
First Quarter	$5.21	$4.39
Second Quarter	$5.25	$4.42
Third Quarter	$5.07	$4.44
Fourth Quarter	$5.60	$4.47

2020
First Quarter	$6.10	$3.67
Second Quarter	$7.32	$4.01
Third Quarter	$6.98	$5.55
Fourth Quarter	$8.91	$6.42

2021
First Quarter (through March 23, 2021)	$10.54	$8.48

_____________

(1)Stock prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 12 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C common stock has been paid each year from 1990 through 2019 and a 7.5% stock dividend was paid for year 2020.

On September 7, 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company's Class A Common Stock in the open market. The Stock Repurchase Plan was amended on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company's employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan. The following table shows the Company’s repurchase activity of its common stock during the three months ended December 31, 2020 under its Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Plan or Program
10/1/2020-10/31/2020	8,630	$ 6.46	-	80,488
11/1/2020-11/30/2020	9,960	$ 7.55	-	70,528
12/1/2020-12/31/2020	19,551	$ 8.36	-	750,977

Total	38,141	$ 7.79	-	750,977

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2016 through December 31, 2020. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was $100 at December 31, 2016 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
SNFC	100	85	88	104	160
S & P 500	100	119	112	144	168
S & P Insurance	100	114	99	125	121

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on an improving housing market by originating mortgage loans. The Company has adjusted its operations and sales approach to respond to the changing economic circumstances resulting from the COVID-19 pandemic.

Insurance Operations

The following table shows the condensed financial results for the Company’s insurance operations for the years ended December 31, 2020 and 2019.  See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2020	2019	2020 vs 2019 % Increase (Decrease)
Revenues from external customers:
Insurance premiums	$ 93,021	$ 81,861	14%
Net investment income	54,811	41,611	32%
Gains (losses) on investments and other assets	2,089	138	1414%
Other than temporary impairments	(371)	-	(100)%
Other	1,492	2,129	(30%)
Total	$ 151,042	$ 125,739	20%
Intersegment revenue	$ 8,023	$ 4,455	80%
Earnings before income taxes	$ 11,923	$ 6,565	82%

Intersegment revenues for the Company’s insurance operations were primarily interest income from the warehouse lines provided to its mortgage lending affiliates to fund loans held for sale. Profitability in 2020 increased due to a $13,201,000 increase in net investment income, a $11,160,000 increase in insurance premiums and other considerations, a $3,567,000 increase in intersegment revenue, a $1,950,000 increase in gains on investments and other assets primarily due to a decrease in impairment losses on commercial real estate, a $581,000 decrease in amortization of deferred policy acquisition costs, and a $453,000 decrease in interest expense. This increase was partially offset by a $17,930,000 increase in death, surrenders and other policy benefits ($6,239,000 for COVID-19 related deaths), a $6,449,000 increase in selling, general and administrative expenses, and a $637,000 decrease in other revenues. The Company acquired Kilpatrick Life Insurance Company (“Kilpatrick Life”) in December 2019. See Note 15 to the condensed consolidated financial statements. This acquisition is the primary reason for the increases in insurance premiums, net investment income, death, surrenders and other policy benefits, and selling, general and administrative expenses.

In response to the COVID-19 pandemic, the life insurance sales force has transitioned to virtual and tele sales processes and transitioned approximately 95% of office staff to work remotely.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for the years ended December 31, 2020 and 2019. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2020	2019	2020 vs 2019 % Increase (Decrease)
Revenues from external customers:
Mortuary revenues	$ 7,854	$ 6,541	20%
Cemetery revenues	12,454	8,755	42%
Net investment income	808	580	39%
Gains on investments and other assets	(163)	530	(131%)
Other	94	95	(1%)
Total	$ 21,047	$ 16,501	28%
Earnings before income taxes	$ 4,399	$ 2,660	65%

Profitability in 2020 has increased due to a $2,133,000 increase in cemetery pre-need sales, a $1,566,000 increase in cemetery at-need sales, a $1,312,000 increase in mortuary at-need sales, and a $228,000 increase in net investment income. This increase was partially offset by a $2,178,000 increase in selling, general and administrative expenses, a $693,000 decrease in gains on investments and other assets primarily attributable to a $621,000 decrease in gains on real estate sales and a $72,000 decrease in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments due to the recent downturn of the economy caused by the COVID-19 pandemic, and a $374,000 increase in costs of goods sold.

As a result of the COVID-19 pandemic, the Company has seen a decrease in its average case size as funeral services have been limited. The Company has transitioned its pre-need sales force to virtual selling and has done in home sales as local regulations permit.

Mortgage Operations

The Company’s wholly owned subsidiaries, SecurityNational Mortgage and EverLEND Mortgage Company, are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage and EverLEND Mortgage originate and refinance mortgage loans on a retail basis. Mortgage loans originated or refinanced by the Company’s mortgage subsidiaries are funded through loan purchase agreements with Security National Life, Kilpatrick Life and unaffiliated financial institutions.

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 67% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the twelve months ended December 31, 2020 and 2019, SecurityNational Mortgage originated 21,206 loans ($5,472,503,000 total volume) and 10,885 loans ($2,534,399,000 total volume), respectively. For the twelve months ended December 31, 2020 and 2019, EverLEND Mortgage originated 511 loans ($154,511,000 total volume) and 275 loans ($72,440,000 total volume), respectively.

During the COVID-19 pandemic, the demand for mortgage loans has increased. The Company has seen most markets increase their demand for new homes and refinances on existing homes. The Company has transitioned 90% of its processes to a remote work environment.

The following table shows the condensed financial results for the Company’s mortgage operations for the years ended 2020 and 2019.  See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2020	2019	2020 vs 2019 % Increase (Decrease)
Revenues from external customers:
Income from loan originations	$ 67,174	$ 38,394	75%
Secondary gains from investors	231,759	93,582	148%
Net investment income	711	829	(14%)
Gains on investments and other assets	0	60	(100%)
Other	9,732	7,956	22%
Total	$ 309,376	$ 140,821	120%
Earnings before income taxes	$ 55,128	$ 4,718	1068%

Included in other revenues is service fee income. The increase in revenues for the Company’s mortgage operations for the twelve months ended December 31, 2020 as compared to December 31, 2019 was due to an increase in mortgage loan originations and refinancings, and subsequent sales of mortgage loans into the secondary market.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate potential losses on mortgage loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2020 and 2019, the balances were $20,584,000 and $4,046,000, respectively.

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

The Company, through its mortgage subsidiaries, sells mortgage loans to third-party investors without recourse, unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

•Failure to deliver original documents specified by the investor,

•The existence of misrepresentation or fraud in the origination of the loan,

•The loan becomes delinquent due to nonpayment during the first several months after it is sold,

•Early pay-off of a loan, as defined by the agreements,

•Excessive time to settle a loan,

•Investor declines purchase, and

•Discontinued product and expired commitment.

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

It is the Company’s policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

•Research reasons for rejection,

•Provide additional documents,

•Request investor exceptions,

•Appeal rejection decision to purchase committee, and

•Commit to secondary investors.

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

Determining lower of cost or market. Cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value, while often difficult to determine, is based on the following guidelines:

•For loans that are committed, the Company uses the commitment price.

•For loans that are non-committed that have an active market, the Company uses the market price.

•For loans that are non-committed where there is no market but there is a similar product, the Company uses the market value for the similar product.

•For loans that are non-committed where no active market exists, the Company determines that the unpaid principal balance best approximates the market value, after considering the fair value of the underlying real estate collateral, estimated future cash flows, and loan interest rate.

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

Mortgage Loans Foreclosed to Real Estate Held for Investment or Sale

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

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third-party investors. The Company may be required to reimburse third-party investors for costs associated with early payoff of loans within six months of origination of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

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

Results of Consolidated Operations

2020 Compared to 2019

Total revenues increased by $198,402,000, or 70.1%, to $481,463,000 for 2020 from $283,061,000 for the fiscal year 2019. Contributing to this increase in total revenues was a $166,957,000 increase in mortgage fee income, a $13,310,000 increase in net investment income, a $11,160,000 increase in insurance premiums and other considerations, a $5,011,000 increase in net cemetery and mortuary sales, a $1,198,000 increase in gains on investments and other assets, and a $1,137,000 increase in other revenues. This increase in total revenues was offset by a $371,000 increase in other than temporary impairments.

Insurance premiums and other considerations increased by $11,160,000, or 13.6%, to $93,021,000 for 2020, from $81,861,000 for the comparable period in 2019. This increase was primarily due to $10,452,000 from the acquisition of Kilpatrick Life in December 2019. See Note 20 to the consolidated financial statements. This increase was also due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $13,310,000, or 30.9%, to $56,330,000 for 2020, from $43,019,000 for the comparable period in 2019. This increase was primarily attributable to a $7,268,000 increase in mortgage loan interest ($4,048,000 due to interest on residential construction loans and $1,763,000 due to the acquisition of Kilpatrick Life), a $3,162,000 increase in rental income from real estate held for investment ($1,711,000 due to the acquisition of Kilpatrick Life and $1,651,000 due to Center53 building 1 now at 96% occupancy), a $1,861,000 increase in fixed maturity securities income ($2,233,000 due to the acquisition of Kilpatrick Life), a $1,752,000 increase in insurance assignment income, a $470,000 increase in policy loan income ($489,000 due to the acquisition of Kilpatrick Life), and a $333,000 increase in equity securities income ($44,000 due to the acquisition of Kilpatrick Life). This increase was partially offset by a $1,398,000 decrease in interest on cash and cash equivalents ($118,000 increase due to the acquisition of Kilpatrick Life), a $79,000 increase in investment expenses ($502,000 due to the acquisition of Kilpatrick Life), and a $59,000 decrease in income from other investments ($25,000 increase due to the acquisition of Kilpatrick Life).

Net mortuary and cemetery sales increased by $5,011,000, or 32.8%, to $20,307,000 for 2020, from $15,296,000 for the comparable period in 2019. This increase was primarily due to a $2,133,000 increase in cemetery pre-need sales, a $1,566,000 increase in cemetery at-need sales, and a $1,312,000 increase in mortuary at-need sales.

Gains on investments and other assets increased by $1,197,000, or 164.4%, to $1,926,000 for 2020, from $728,000 for the comparable period in 2019. This increase in gains on investments and other assets was primarily due to a $1,268,000 increase in gains on other assets ($341,000 due to the acquisition of Kilpatrick Life) mostly attributable to a decrease in impairment losses on commercial real estate. This increase in gains on investments and other assets was also due to a $71,000 increase in gains on fixed maturity securities ($137,000 due to the acquisition of Kilpatrick Life). This decrease in gains on investments and other assets was partially offset by a $142,000 decrease in gains on equity securities ($549,000 increase due to the acquisition of Kilpatrick Life).

Mortgage fee income increased by $166,957,000, or 126.5%, to $298,933,000 for 2020, from $131,976,000 for the comparable period in 2019. This increase was primarily due to a $138,177,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market, a $18,421,000 increase in loan fees and interest income, and a $14,653,000 increase in the fair value of loans held for sale and loan commitments. This increase in mortgage fee income was partially offset by a $4,294,000 increase in the provision for loan loss reserve.

Other revenues increased by $1,137,000, or 11.2%, to $11,317,000 for 2020 from $10,180,000 for the comparable period in 2019. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $410,013,000, or 85.2% of total revenues for 2020, as compared to $269,117,000, or 95.1% of total revenues for the comparable period in 2019.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $17,930,000, or 26.2%, to $86,410,000 for 2020, from $68,480,000 for the comparable period in 2019. This increase was primarily the result of a $17,449,000 increase in death benefits ($8,324,000 due to the acquisition of Kilpatrick Life and $6,239,000 for COVID-19 related deaths) and a $481,000 increase in surrender and other policy benefits ($918,000 due to the acquisition of Kilpatrick Life).

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $327,000, or 2.2%, to $14,307,000 for 2020, from $14,634,000 for the comparable period in 2019. This decrease was primarily due to improved persistency in the payment of premiums in the traditional life business. ($125,000 increase due to the acquisition of Kilpatrick Life).

Selling, general and administrative expenses increased by $121,727,000, or 69.3%, to $297,464,000 for 2020, from $175,737,000 for the comparable period in 2019. This increase was primarily the result of a $67,663,000 increase in commissions, a $20,769,000 increase in personnel expenses, a $16,506,000 increase in the provision for loan loss reserve, a $12,408,000 increase in other expenses, a $3,599,000 increase in costs related to funding mortgage loans, a $596,000 increase in advertising expenses, and a $367,000 increase in depreciation on property and equipment. This increase was partially offset by a $182,000 decrease in rent and rent related expenses. Most of these increases are attributable to the mortgage segment due to the increase in mortgage loan originations and refinancings, most notably $66,600,000 in commissions, $15,140,000 in personnel expenses, $11,192,000 in other expenses, and $554,838 in advertising expenses. Also, these increases are attributable to the acquisition of Kilpatrick Life, most notably $2,027,000 in personnel expenses, $1,329,000 in other expenses, and $1,047,000 in commissions.

Interest expense increased by $1,192,000, or 16.1%, to $8,579,000 for 2020, from $7,387,000 for the comparable period in 2019. This increase was primarily due to an increase of $1,735,000 in interest expense on mortgage warehouse lines for loans held for sale. This increase was partially offset by a $598,000 decrease in interest expense on bank loans collateralized by real estate held for investment.

Cost of goods and services sold of the cemeteries and mortuaries increased by $374,000, or 13.0%, to $3,252,000 for 2020, from $2,878,000 for the comparable period in 2019. This increase was primarily due to an $176,000 increase in mortuary at-need sales, a $126,000 increase in cemetery at-need sales, and a $72,000 increase in cemetery pre-need sales.

Income tax expense increased by $12,803,000, or 412.4%, to $15,854,000 for 2020, from $3,050,00 for the comparable period in 2019.  This increase was primarily due to an increase in earnings before income taxes for 2020 compared to 2019.

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

During the twelve months ended December 31, 2020 and 2019 the Company increased its loan loss reserve by $4,938,000 and $643,000, respectively, for loan originations, and the charge has been included in mortgage fee income. During the twelve months ended December 31, 2020 and 2019 the Company increased its loan loss reserve by an additional $16,506,000 and $-0-, respectively, to account for changes in estimates specific to settlements of loan losses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2020 and 2019, the balances were $20,584,000 and $4,046,000, respectively. The Company believes the loan loss reserve represent probable loan losses incurred as of December 31, 2020. There is a risk, however, that future loan losses may exceed the loan loss reserve.

As of December 31, 2020, the Company’s mortgage loans held for investment portfolio consisted of $10,282,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $2,464,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $10,282,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2020 and 2019, the Company increased its allowance for loan losses by $552,000 and by $105,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for loan losses on the Company’s held for investment portfolio as of December 31, 2020 and 2019 were $2,005,000 and $1,453,000, respectively.

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

COVID-19. During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company is closely monitoring developments relating to the COVID-19 pandemic and assessing its impact on the Company’s business. The COVID-19 pandemic has had and continues to have a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus, which include the implementation of travel bans, self-imposed quarantine periods, and social distancing. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

Like most businesses, COVID-19 has impacted the Company. However, the Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

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

During the twelve months ended December 31, 2020 and 2019, the Company's operations used cash of $129,627,000 and $75,602,000, respectively. This increase was primarily due to originations of mortgage loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $294,384,000 (at estimated fair value) and $355,613,000 (at estimated fair value) as of December 31, 2020 and 2019, respectively. This represents 38.0% and 45.5% of the total investments as of December 31, 2020, and 2019, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2020, 4.2% (or $12,418,000) and at December 31, 2019, 2.2% (or $7,633,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities available for sale and for the schedule of principal payments for mortgage loans held for investment.

See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s sources of liquidity.

If market conditions were to cause interest rates to change, the fair value of the Company’s fixed income portfolio (of approximately $544,001,000), which includes bonds, preferred stocks and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the fair values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Fair Value (in thousands)	$15,635	$6,869	$(10,662)	$(19,428)

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2020 and 2019, the capital levels of the life insurance subsidiaries exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank loans and other loans payable was $561,811,000 as of December 31, 2020, as compared to $414,283,000 as of December 31, 2019. Stockholders’ equity as a percent of total capitalization was 47.0% and 47.5% as of December 31, 2020 and December 31, 2019, respectively. Bank loans and other loans payable increased by $80,252,000 for the twelve months ended December 31, 2020 as compared to December 31, 2019, thus limiting the increase in the stockholders’ equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 5.9% in 2020 as compared to a rate of 9.8% for 2019.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $78,493,000 and $74,140,000 as of December 31, 2020 and 2019, respectively. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2020, the Company’s commitments were approximately $185,751,000 for these loans, of which $115,898,000 had been funded. The Company advances funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities generally range between six and eighteen months.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2020, and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Bank and other loans payable	284,242,327	1,810,569	2,571,472	9,200,000	297,824,368
Non-cancelable operating leases	4,344,756	5,092,299	2,405,450	2,938,906	14,781,411
Future policy benefits (1)	11,428,444	37,020,154	51,077,675	728,904,251	828,430,524
	$ 300,015,527	$ 43,923,022	$ 56,054,597	$ 741,043,157	$ 1,141,036,303

(1)Amounts represent the present value of future policy benefits, net of estimated future premiums.

Casualty Insurance Program

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $348,183, which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 10, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Security National Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Future Policy Benefits and Amortization of Deferred Policy Acquisition Costs for Insurance Contracts and Value of Business Acquired - Refer to Notes 1 and 22 to the financial statements

Critical Audit Matter Description

The Company’s management sets assumptions in (1) recording a liability for policy benefit payments that will be made in the future (future policy benefits) and (2) determining amortization of deferred policy acquisition costs for insurance contracts and value of business acquired. The most significant assumptions include mortality, lapse, and projected investment yield. Assumptions are determined based upon published studies and analysis of Company specific experience, adjusted for changes in exposure and other relevant factors. Given the inherent uncertainty of these significant assumptions, auditing the development of such assumptions involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the assumptions used in the development of future policy benefits and the amortization of deferred policy acquisition costs for insurance contracts and value of business acquired, included the following, among others:

•We tested the design and implementation of controls over the assumption development process, the valuation of future policy benefits, and the amortization of deferred policy acquisition costs for insurance contracts and value of business acquired.

•With the assistance of our actuarial specialists, we:

•evaluated management’s selected actuarial assumptions, including testing the accuracy and completeness of the supporting experience studies,

•evaluated management’s judgments regarding the assumptions used in the development of future policy benefits and the amortization of deferred policy acquisition costs and value of business acquired,

•evaluated the results of the Company’s annual premium deficiency tests.

/s/ Deloitte & Touche LLP

Salt Lake City, UT

March 31, 2021

We have served as the Company's auditor since 2017.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2020	2019
Investments:
Fixed maturity securities, available for sale, at estimated fair value	$ 294,656,679	$ 355,977,820
Equity securities at estimated fair value	11,324,239	7,271,165
Mortgage loans held for investment (net of allowances for loan losses of $2,005,127 and $1,453,037 for 2020 and 2019)	249,343,936	236,694,546
Real estate held for investment (net of accumulated depreciation of $13,800,973 and $12,788,739 for 2020 and 2019)	131,684,453	102,756,946
Real estate held for sale	7,878,807	14,097,627
Other investments and policy loans (net of allowances for doubtful accounts of $1,645,475 and $1,448,026 for 2020 and 2019)	73,696,661	60,245,269
Accrued investment income	5,360,523	4,833,232
Total investments	773,945,298	781,876,605
Cash and cash equivalents	106,219,429	127,754,719
Loans held for sale at estimated fair value	422,772,418	213,457,632
Receivables (net of allowances for doubtful accounts of $1,685,382 and $1,724,156 for 2020 and 2019)	10,899,207	9,236,330
Restricted assets (including $3,989,415 and $2,985,347 for 2020 and 2019 at estimated fair value)	16,150,036	13,935,317
Cemetery perpetual care trust investments (including $2,810,070 and $2,581,124 for 2020 and 2019 at estimated fair value)	6,413,167	4,411,864
Receivable from reinsurers	15,569,156	15,747,768
Cemetery land and improvements	8,761,436	9,519,950
Deferred policy and pre-need contract acquisition costs	100,075,276	94,701,920
Mortgage servicing rights, net	35,210,516	17,155,529
Property and equipment, net	12,473,345	14,600,394
Value of business acquired	8,955,249	9,876,647
Goodwill	3,519,588	3,519,588
Other	27,976,357	18,649,812
Total Assets	$1,548,940,478	$ 1,334,444,075

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2020	2019
Liabilities
Future policy benefits and unpaid claims	$ 844,790,087	$ 825,600,918
Unearned premium reserve	3,328,623	3,621,697
Bank and other loans payable	297,824,368	217,572,612
Deferred pre-need cemetery and mortuary contract revenues	13,080,179	12,607,978
Cemetery perpetual care obligation	4,087,704	3,933,719
Accounts payable	8,932,683	5,056,983
Other liabilities and accrued expenses	87,650,981	50,652,591
Income taxes	25,258,800	18,686,972
Total liabilities	1,284,953,425	1,137,733,470
Stockholders’ Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 16,595,783 shares in 2020 and 16,107,779 shares in 2019	33,191,566	32,215,558
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,679,603 shares in 2020 and 2,500,887 shares in 2019	5,359,206	5,001,774
Additional paid-in capital	50,287,253	46,091,112
Accumulated other comprehensive income, net of taxes	23,243,133	13,726,514
Retained earnings	153,739,167	101,256,229
Treasury stock, at cost - 227,852 Class A shares and 10,985 Class C shares in 2020; 490,823 Class A shares and -0- Class C shares in 2019	(1,833,272)	(1,580,582)
Total stockholders’ equity	263,987,053	196,710,605
Total Liabilities and Stockholders’ Equity	$ 1,548,940,478	$ 1,334,444,075

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2020	2019
Revenues:
Mortgage fee income	$ 298,933,110	$ 131,976,082
Insurance premiums and other considerations	93,020,617	81,860,610
Net investment income	56,329,803	43,019,473
Net mortuary and cemetery sales	20,307,435	15,296,235
Gains on investments and other assets	1,925,850	728,367
Other than temporary impairments on investments	(370,975)	-
Other	11,317,482	10,180,163
Total revenues	481,463,322	283,060,930

Benefits and expenses:
Death benefits	59,040,130	41,591,057
Surrenders and other policy benefits	3,801,230	3,320,748
Increase in future policy benefits	23,568,650	23,568,497
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	14,307,425	14,634,577
Selling, general and administrative expenses:
Commissions	124,426,297	56,762,891
Personnel	84,989,971	64,221,270
Advertising	5,380,896	4,784,558
Rent and rent related	6,873,561	7,055,456
Depreciation on property and equipment	2,078,738	1,711,369
Provision for loan loss reserve	16,506,030	-
Costs related to funding mortgage loans	9,877,700	6,278,954
Other	47,331,102	34,922,761
Interest expense	8,578,810	7,386,688
Cost of goods and services sold – cemeteries and mortuaries	3,252,655	2,878,169
Total benefits and expenses	410,013,195	269,116,995

Earnings before income taxes	71,450,127	13,943,935
Income tax expense	(15,853,514)	(3,050,416)
Net earnings	$ 55,596,613	$ 10,893,519

Net earnings per Class A equivalent common share (1)	$2.95	$0.59

Net earnings per Class A equivalent common share - assuming dilution (1)	$2.88	$0.58

Weighted average Class A equivalent common shares outstanding (1)	18,831,991	18,562,056

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	19,275,251	18,689,602

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2020	2019
Net earnings	$ 55,596,613	$ 10,893,519
Other comprehensive income:
Unrealized gains on fixed maturity securities available for sale	12,013,692	17,315,770
Unrealized gains on restricted assets	41,225	35,550
Unrealized gains (losses) on cemetery perpetual care trust investments	(6,817)	29,904
Foreign currency translation adjustments	(46)	972
Other comprehensive income, before income tax	12,048,054	17,382,196
Income tax expense	(2,531,435)	(3,652,859)
Other comprehensive income, net of income tax	9,516,619	13,729,337
Comprehensive income	$ 65,113,232	$ 24,622,856

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	30,609,596	4,387,286	41,821,778	(2,823)	95,201,732	(206,396)	171,811,173

Net earnings	-	-	-	-	10,893,519	-	10,893,519
Other comprehensive income	-	-	-	13,729,337	-	-	13,729,337
Stock based compensation expense	-	-	256,996	-	-	-	256,996
Exercise of stock options	65,034	382,886	415,990	-	-	-	863,910
Sale of treasury stock	-	-	529,858	-	-	165,702	695,560
Purchase of treasury stock	-	-	-	-	-	(1,539,888)	(1,539,888)
Stock dividends	1,534,356	238,174	3,066,490	-	(4,839,022)	-	(2)
Conversion Class C to Class A	6,572	(6,572)	-	-	-	-	-
Balance at December 31, 2019	32,215,558	5,001,774	46,091,112	13,726,514	101,256,229	(1,580,582)	196,710,605

Net earnings	-	-	-	-	55,596,613	-	55,596,613
Other comprehensive income	-	-	-	9,516,619	-	-	9,516,619
Stock based compensation expense	-	-	358,878	-	-	-	358,878
Exercise of stock options	137,940	261,640	432,572	-	-	-	832,152
Sale of treasury stock	-	-	1,224,877	-	-	2,715,071	3,939,948
Purchase of treasury stock	-	-	-	-	-	(2,967,761)	(2,967,761)
Stock dividends	810,420	123,440	2,179,814	-	(3,113,675)	-	(1)
Conversion Class C to Class A	27,648	(27,648)	-	-	-	-	-
Balance at December 31, 2020	$33,191,566	$ 5,359,206	$50,287,253	$ 23,243,133	$153,739,167	$(1,833,272)	$263,987,053

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2020	2019
Cash flows from operating activities:
Net earnings	$ 55,596,613	$ 10,893,519
Adjustments to reconcile net earnings to net cash used in operating activities:
Gains on investments and other assets	(1,925,850)	(728,367)
Other than temporary impairments on investments	370,975	-
Depreciation	5,447,363	5,183,658
Provision for loan losses and doubtful accounts	1,577,370	1,202,688
Net amortization of deferred fees and costs, premiums and discounts	(1,227,773)	(887,605)
Provision for deferred income taxes	2,854,669	(1,857,897)
Policy and pre-need acquisition costs deferred	(18,909,921)	(19,176,531)
Policy and pre-need acquisition costs amortized	13,520,600	13,787,037
Value of business acquired amortized	786,825	847,540
Mortgage servicing rights, additions	(29,896,465)	(4,194,502)
Amortization of mortgage servicing rights	11,841,478	7,055,795
Stock based compensation expense	358,878	256,996
Benefit plans funded with treasury stock	3,939,948	695,560
Net change in fair value of loans held for sale	(10,413,492)	(2,498,097)
Originations of loans held for sale	(5,627,013,749)	(2,606,839,175)
Proceeds from sales of loans held for sale	5,600,045,285	2,580,875,055
Net gains on sales of loans held for sale	(188,893,379)	(80,666,413)
Change in assets and liabilities:
Land and improvements held for sale	758,514	358,477
Future policy benefits and unpaid claims	25,804,740	18,394,928
Other operating assets and liabilities	25,750,164	1,695,259
Net cash used in operating activities	(129,627,207)	(75,602,075)
Cash flows from investing activities:
Purchases of fixed maturity securities	(58,493,147)	(110,601,438)
Sales, calls and maturities of fixed maturity securities	131,269,730	26,624,182
Purchase of equity securities	(6,991,832)	(3,264,028)
Sales of equity securities	3,902,835	2,639,729
Net changes in restricted assets	(1,954,437)	(1,254,991)
Net changes in cemetery perpetual care trust investments	(2,755,856)	299,897
Mortgage loans held for investment, other investments and policy loans made	(682,170,126)	(572,171,590)
Payments received for mortgage loans held for investment, other investments and policy loans	672,544,708	556,352,676
Purchases of property and equipment	(1,630,734)	(1,839,293)
Sales of property and equipment	194,955	54,496
Purchases of real estate	(40,190,471)	(8,572,556)
Sales of real estate	22,418,816	11,614,927
Cash received for reinsurance assumed	-	158,358,594
Cash paid for purchase of subsidiaries, net of cash acquired	-	(20,141,074)
Net cash provided by investing activities	36,144,441	38,099,531

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2020	2019
Cash flows from financing activities:
Investment contract receipts	$ 11,511,118	$ 12,141,627
Investment contract withdrawals	(18,235,107)	(16,911,841)
Proceeds from stock options exercised	832,152	863,910
Purchase of treasury stock	(2,967,761)	(1,539,888)
Repayment of bank loans	(174,865,813)	(236,790,722)
Proceeds from bank loans	164,586,365	196,610,127
Net change in warehouse line borrowings for loans held for sale	90,351,225	69,928,331
Net cash provided by financing activities	71,212,179	24,301,544
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(22,270,587)	(13,201,000)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	137,735,673	150,936,673
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$ 115,465,086	$ 137,735,673

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$ 8,385,270	$ 7,284,078
Income taxes	11,813,120	4,861,318

Non Cash Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$ 16,960,549	$ 31,881,851
Accrued real estate construction costs and retainage	6,365,534	590,256
Right-of-use assets obtained in exchange for operating lease liabilities	5,631,193	16,544,406
Mortgage loans held for investment foreclosed into real estate held for investment	686,124	1,704,015
Right-of-use assets obtained in exchange for finance lease liabilities	8,494	252,763
Transfer of real estate held for investment to property and equipment	-	3,261,259
Transfer of property and equipment to real estate held for investment	1,516,700	-
Mortgage loans held for investment foreclosed into receivables	-	155,347

See Note 20 regarding non cash transactions included in the acquisitions of Probst Family Funerals and Cremations and Heber Valley Funeral Home and Kilpatrick Life Insurance Company

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the consolidated statements of cash flows is presented in the table below:

	Years Ended December 31
	2020	2019
Cash and cash equivalents	$ 106,219,429	$ 127,754,719
Restricted assets	8,842,744	8,674,214
Cemetery perpetual care trust investments	402,913	1,306,740
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$ 115,465,086	$ 137,735,673

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

1) Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the Intermountain West, California and eleven southern states. The cemetery and mortuary segment of the Company consists of eight mortuaries and five cemeteries in Utah and one cemetery in California. The mortgage segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Florida, Nevada, Texas, and Utah.

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

Fixed maturity securities available for sale are carried at estimated fair value. Changes in fair values are reported as unrealized gains or losses and are recorded in accumulated other comprehensive income. On December 31, 2019, the Company changed the classification of its bond and preferred stock investments to available for sale from held to maturity. As a result, securities available for sale are carried at estimated fair value.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

Real estate held for investment is carried at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties, or is adjusted to a new basis for impairment in value, if any. Included are foreclosed properties which the Company intends to hold for investment purposes.  These properties are recorded at the lower of cost or fair value upon foreclosure. Also, included are residential subdivision land developments which are carried at cost.

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

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

The Company, through its mortgage subsidiaries, sells mortgage loans to third-party investors without recourse unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

•Failure to deliver original documents specified by the investor,

•The existence of misrepresentation or fraud in the origination of the loan,

•The loan becomes delinquent due to nonpayment during the first several months after it is sold,

•Early pay-off of a loan, as defined by the agreements,

•Excessive time to settle a loan,

•Investor declines purchase, and

•Discontinued product and expired commitment.

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

It is the Company's policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

•Research reasons for rejection,

•Provide additional documents,

•Request investor exceptions,

•Appeal rejection decision to purchase committee, and

•Commit to secondary investors.

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

Determining Lower of Cost or Fair Value

Cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Fair value is often difficult to determine, but is based on the following:

•For loans that are committed, the Company uses the commitment price.

•For loans that are non-committed that have an active market, the Company uses the market price.

•For loans that are non-committed where there is no market but there is a similar product, the Company uses the market value for the similar product.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

•For loans that are non-committed where no active market exists, the Company determines that the unpaid principal balance best approximates the market value, after considering the fair value of the underlying real estate collateral, estimated future cash flows, and the loan interest rate.

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

Loan Loss Reserve

The loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on loans sold. The Company may be required to reimburse third-party investors for costs associated with early payoff of loans within six months of origination of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on total production. This estimate is based on the Company’s historical experience and is included as a component of mortgage fee income. Subsequent updates to the recorded liability from changes in assumptions are recorded in selling, general and administrative expenses as a component of provision for loan loss reserve. The estimated liability for indemnification losses is included in other liabilities and accrued expenses.

The loan loss reserve analysis involves mortgage loans that have been sold to third-party investors, which were believed to have met investor underwriting guidelines at the time of sale, where the Company has received a demand from the investor. There are generally three types of demands: make whole, repurchase, or indemnification. These types of demands are further described as follows:

Make whole demand – A make whole demand occurs when an investor forecloses on a property and then sells the property. The make whole amount is calculated as the difference between the original unpaid principal balance, payments received, accrued interest and fees, less the sale proceeds.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

Restricted Assets

Restricted assets are assets held in a trust account for future mortuary services and merchandise and consist of cash and cash equivalents; participations in mortgage loans held for investment with Security National Life Insurance Company (“Security National Life”); mutual funds carried at estimated fair value; equity securities carried at estimated fair value; and a surplus note with Security National Life (which is eliminated in consolidation). Restricted assets also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company funded its medical benefit safe-harbor limit based on the qualified direct costs, and has included this amount as a component of restricted cash.

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

Cemetery Land and Improvements

The development of a cemetery involves not only the initial acquisition of raw land but also the installation of roads, water lines, landscaping and other costs to establish a marketable cemetery lot. The costs of developing the cemetery are shown as an asset on the balance sheet. The amount on the balance sheet is reduced by the total cost assigned to the development of a particular lot when the criterion for recognizing a sale of that lot is met.

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

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2020 and 2019. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

Years Ended December 31, 2020 and 2019

1)Significant Accounting Policies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2) Investments

The Company’s investments as of December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$ 42,381,805	$ 1,358,562	$ -	$ 43,740,367

Obligations of states and political subdivisions	5,383,762	312,214	(1,261)	5,694,715

Corporate securities including public utilities	186,067,912	27,216,496	(681,478)	212,602,930

Mortgage-backed securities	31,047,791	1,565,377	(267,106)	32,346,062

Redeemable preferred stock	269,214	3,391	-	272,605

Total fixed maturity securities available for sale	$ 265,150,484	$ 30,456,040	$ (949,845)	$ 294,656,679

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$ 9,698,490	$ 2,376,156	$ (750,407)	$ 11,324,239

Total equity securities at estimated fair value	$ 9,698,490	$ 2,376,156	$ (750,407)	$ 11,324,239

Mortgage loans held for investment at amortized cost:
Residential	$ 95,822,448
Residential construction	111,111,777
Commercial	46,836,866
Less: Unamortized deferred loan fees, net	(1,161,132)
Less: Allowance for loan losses	(2,005,127)
Less: Net discounts	(1,260,896)

Total mortgage loans held for investment	$ 249,343,936

Real estate held for investment - net of accumulated depreciation:
Residential	$ 24,843,743
Commercial	106,840,710

Total real estate held for investment	$ 131,684,453

Real estate held for sale:
Residential	$ 3,478,254
Commercial	4,400,553

Total real estate held for sale	$ 7,878,807

Other investments and policy loans at amortized cost:
Policy loans	$ 14,171,589
Insurance assignments	53,231,131
Federal Home Loan Bank stock (1)	2,506,600
Other investments	5,432,816
Less: Allowance for doubtful accounts	(1,645,475)

Total policy loans and other investments	$ 73,696,661

Accrued investment income	$ 5,360,523

Total investments	$ 773,945,298

(1) Includes $866,900 of Membership stock and $1,639,700 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

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

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

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

The following tables summarize unrealized losses on fixed maturities securities that were carried at estimated fair value at December 31, 2020 and at December 31, 2019. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2020
Obligations of States and Political Subdivisions	$ 1,261	$ 206,812	$ -	$ -	$ 1,261	$ 206,812
Corporate Securities	242,596	9,919,298	438,882	2,593,026	681,478	12,512,324
Mortgage and other asset-backed securities	266,522	3,455,574	584	51,961	267,106	3,507,535
Total unrealized losses	$ 510,379	$13,581,684	$ 439,466	2,644,987	$ 949,845	$16,226,671

At December 31, 2019
U.S. Treasury Securities and Obligations
of U.S. Government Agencies	$ 20,211	$30,629,288	$ 5,004	$10,000,400	$ 25,215	$40,629,688
Obligations of States and Political Subdivisions	9,026	3,062,889	-	-	9,026	3,062,889
Corporate Securities	118,746	7,184,311	344,667	3,950,509	463,413	11,134,820
Mortgage and other asset-backed securities	205,470	13,266,443	34,707	502,769	240,177	13,769,212
Total unrealized losses	$ 353,453	$54,142,931	$ 384,378	$14,453,678	$ 737,831	$68,596,609

There were 63 securities with fair value of 94.7% of amortized cost at December 31, 2020. There were 93 securities with fair value of 98.9% of amortized cost at December 31, 2019. Credit losses of $370,975 and $-0- have been recognized for the years ended December 31, 2020 and 2019, respectively.

On a quarterly basis, the Company evaluates its fixed maturity securities classified as available for sale. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for impairment. Securities with ratings of 3 to 5 are evaluated for impairment. Securities with a rating of 6 are automatically determined to be impaired and are written down. The evaluation involves an analysis of the securities in relation to historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. If it is unlikely that the security will meet contractual obligations, the loss is considered to be other than temporary, the security is written down to the new anticipated market value and an impairment loss is recognized.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

The following table presents a rollforward of the Company's cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale for the years ended December 31:

	2020	2019
Balance of credit-related OTTI at January 1	$ -	$ -

Additions for credit impairments recognized on:
Securities not previously impaired	370,975	-
Securities previously impaired	-	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	-	-
Securities due to an increase in expected cash flows	-	-

Balance of credit-related OTTI at December 31	$ 370,975	$ -

The amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$ 28,634,042	$ 28,831,983
Due in 2-5 years	66,183,907	70,910,775
Due in 5-10 years	70,162,166	78,592,046
Due in more than 10 years	68,853,364	83,703,208
Mortgage-backed securities	31,047,791	32,346,062
Redeemable preferred stock	269,214	272,605
Total	$ 265,150,484	$ 294,656,679

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $40,000,000, par value, of United States Treasury fixed maturity securities with the FHLB at December 31, 2020. These securities are used as collateral on any cash borrowings from the FHLB. As of December 31, 2020, the Company did not have any outstanding amounts owed to the FHLB and its estimated maximum borrowing capacity was $39,102,336.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments from investments and other assets for the years ended December 31 are summarized as follows:

	2020	2019
Fixed maturity securities available for sale:
Gross realized gains	$ 445,749	$ 459,286
Gross realized losses	(77,546)	(162,649)
Other than temporary impairments	(370,975)	-

Equity securities:
Gains on securities sold	74,836	256,520
Unrealized gains on securities held at the end of the period	1,125,304	1,086,116

Other assets:
Gross realized gains	2,342,418	2,844,673
Gross realized losses	(1,984,911)	(3,755,579)
Total	$ 1,554,875	$ 728,367

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

On December 31, 2019, the Company changed the classification of its bond and preferred stock investments from held to maturity to available for sale based on the Company’s need to be able to respond proactively to market risks in managing its portfolio. Proceeds received from the sale of fixed maturity securities available for sale securities for the year ended December 31, 2020, were $5,477,438, and resulted in gross realized gains and gross realized losses of $358,236 and $21,137, respectively. The carrying amount of held to maturity securities sold for the year ended December 31, 2019 was $4,950,041 and the net realized gain related to these sales was $43,039.

Major categories of net investment income for the years ended December 31, were as follows:

	2020	2019
Fixed maturity securities available for sale	$ 12,233,394	$ 10,372,559
Equity securities	642,433	309,918
Mortgage loans held for investment	25,672,746	18,405,010
Real estate held for investment and sale	11,945,401	8,782,959
Policy loans	1,025,179	554,969
Insurance assignments	17,837,578	16,086,059
Other investments	126,013	184,439
Cash and cash equivalents	426,623	1,824,443
Gross investment income	69,909,367	56,520,356
Investment expenses	(13,579,564)	(13,500,883)
Net investment income	$ 56,329,803	$ 43,019,473

Net investment income includes  income earned by the restricted assets of the cemeteries and mortuaries of $676,313 and $448,754 for the years ended December 31, 2020 and 2019, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

Securities on deposit for regulatory authorities as required by law amounted to $9,684,409 and $9,633,818 at December 31, 2020 and 2019, respectively. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses) at December 31, 2020, other than investments issued or guaranteed by the United States Government.

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

The Company currently owns and operates 11 commercial properties in 5 states. These properties include office buildings, a funeral home, flex office space, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company also holds undeveloped land that may be used for future commercial developments. The Company does use debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset. See Note 20 regarding commercial real estate held for investment in Louisiana acquired with the acquisition of Kilpatrick Life Insurance Company.

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $71,517,902 and $87,814,860 as of December 31, 2020 and 2019, respectively. The associated bank loan carrying values totaled $46,153,283 and $54,917,279 as of December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, the Company recorded impairment losses on commercial real estate held for sale of $897,980 and $2,768,979, respectively. Impairment losses of $846,980 and of $2,768,979 for the years ended December 31, 2020 and 2019, respectively, relate to an office building located in Kansas held by the life insurance segment. An impairment loss of $51,000 for the year ended December 31, 2020 relates to the improved commercial pad located in Texas held by the life insurance segment. Impairment loss are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

The Company’s commercial real estate held for investment for the years ended December 31, is summarized as follows:

	Net Ending Balance		Total Square Footage
	2020	2019	2020	2019
Louisiana	$ 2,998,684	$ 6,009,079	84,841	125,114
Mississippi	2,914,498	2,951,478	21,521	21,521
Utah (1)	100,927,528	81,266,083	379,066	465,230

	$ 106,840,710	$ 90,226,640	485,428	611,865

(1) Includes Center53 phase 1 and phase 2 which is under construction.

The Company’s commercial real estate held for sale for the years ended December 31, is summarized as follows:

	Net Ending Balance		Total Square Footage
	2020	2019	2020	2019
Arizona (1)	$ -	$ 2,500	-	-
Kansas	4,000,000	4,800,000	222,679	222,679
Mississippi	151,553	318,322	12,300	12,300
Nevada	-	655,499	-	4,800
Texas (2)	249,000	300,000	-	-

	$ 4,400,553	$ 6,076,321	234,979	239,779

(1) Undeveloped land
(2) Improved commercial pad

These properties are all actively being marketed with the assistance of commercial real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

Residential Real Estate Held for Investment and Held for Sale

The Company owns a small portfolio of residential homes primarily as a result of loan foreclosures.  The Company has the option to sell them or to continue to hold them for cash flow and acceptable returns. The Company also invests in residential subdivision land developments.

The Company established Security National Real Estate Services (“SNRE”) to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.

As of December 31, 2020, SNRE manages 11 residential properties in 5 states across the United States.

During the years ended December 31, 2020 and 2019, the Company recorded impairment losses on residential real estate held for sale of $43,394 and $700,134, respectively. These impairment losses are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment or sale is $4,327,079 and $12,433,986 as of December 31, 2020 and 2019, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

The Company’s residential real estate held for investment for the years ended December 31, is summarized as follows:

	Net Ending Balance
	2020	2019
Florida	-	2,487,723
Nevada	-	293,516
Utah (1)	24,557,562	9,462,886
Washington (2)	286,181	286,181
	$ 24,843,743	$ 12,530,306

(1) Including subdivision land developments
(2) Improved residential lots

Additional information regarding the Company’s subdivision land developments in Utah for the years ended December 31, is summarized as follows:

	2020	2019
Lots available for sale	36	48
Lots to be developed	350	174
Ending Balance (1)	$ 23,777,478	$ 7,889,576

(1) The estimated remaining cost to complete the undeveloped lots is $17,354,000 and $1,900,000 as of December 31, 2020 and 2019, respectively.

The Company’s residential real estate held for sale for the years ended December 31, is summarized as follows:

	Net Ending Balance
	2020	2019
California	-	640,452
Florida	744,322	1,300,641
Nevada	979,640	-
Ohio	10,000	10,000
Utah	1,744,292	5,880,213
Washington	-	190,000
	$ 3,478,254	$ 8,021,306

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the commercial real estate owned by the Company. As of December 31, 2020, real estate owned and occupied by the Company is summarized as follows:

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

(1)Included in property and equipment on the consolidated balance sheets

(2)See Note 20 regarding the acquisition of Kilpatrick Life Insurance Company

Mortgage Loans Held for Investment

The Company reports mortgage loans held for investment pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2020, the Company had 57%, 13%, 9%, 4%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively. At December 31, 2019, the Company had 48%, 16%, 10%, 6%, 6% and 5% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans Held for Investment
Years Ended December 31

	Commercial	Residential	Residential Construction	Total
2020
Allowance for credit losses:
Beginning balance	$ 187,129	$ 1,222,706	$ 43,202	$ 1,453,037
Charge-offs	-	-	-	-
Provision	-	552,090	-	552,090
Ending balance	$ 187,129	$ 1,774,796	$ 43,202	$ 2,005,127

Ending balance: individually evaluated for impairment	$ -	$ 219,905	$ -	$ 219,905

Ending balance: collectively evaluated for impairment	$ 187,129	$ 1,554,891	$ 43,202	$ 1,785,222

Mortgage loans:
Ending balance	$ 46,836,866	$ 111,111,777	$ 95,822,448	$ 253,771,091

Ending balance: individually evaluated for impairment	$ 2,148,827	$ 7,932,680	$ 200,963	$ 10,282,470

Ending balance: collectively evaluated for impairment	$ 44,688,039	$ 103,179,097	$ 95,621,485	$ 243,488,621

2019
Allowance for credit losses:
Beginning balance	$ 187,129	$ 1,125,623	$ 35,220	$ 1,347,972
Charge-offs	-	(32,692)	-	(32,692)
Provision	-	129,775	7,982	137,757
Ending balance	$ 187,129	$ 1,222,706	$ 43,202	$ 1,453,037

Ending balance: individually evaluated for impairment	$ -	$ 195,993	$ -	$ 195,993

Ending balance: collectively evaluated for impairment	$ 187,129	$ 1,026,713	$ 43,202	$ 1,257,044

Mortgage loans:
Ending balance	$ 38,718,220	$ 113,043,965	$ 89,430,237	$ 241,192,422

Ending balance: individually evaluated for impairment	$ 4,488,719	$ 3,752,207	$ 655,000	$ 8,895,926

Ending balance: collectively evaluated for impairment	$ 34,229,501	$ 109,291,758	$ 88,775,237	$ 232,296,496

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented.

Age Analysis of Past Due Mortgage Loans Held for Investment
Years Ended December 31

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Process of Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Unamortized deferred loan fees, net	Unamortized discounts, net	Net Mortgage Loans
2020
Commercial	$ 233,200	$ 812,780	$ 2,148,827	$ -	$ 3,194,807	$ 43,642,059	$ 46,836,866	$ (187,129)	$ (32,557)	$ (880,721)	$ 45,736,459
Residential	5,866,505	2,048,148	5,669,583	2,263,097	15,847,333	79,975,115	95,822,448	(1,774,796)	(909,864)	(380,175)	92,757,613
Residential Construction	127,191	-	-	200,963	328,154	110,783,623	111,111,777	(43,202)	(218,711)	-	110,849,864

Total	$ 6,226,896	$ 2,860,928	$ 7,818,410	$ 2,464,060	$ 19,370,294	$ 234,400,797	$ 253,771,091	$ (2,005,127)	$ (1,161,132)	$ (1,260,896)	$ 249,343,936

2019
Commercial	$ 1,872,000	$ -	$ 4,488,719	$ -	$ 6,360,719	$ 32,357,501	$ 38,718,220	$ (187,129)	$ (88,918)	$ (653,272)	$ 37,788,901
Residential	10,609,296	4,085,767	2,100,742	1,651,465	18,447,270	94,596,695	113,043,965	(1,222,706)	(1,567,581)	-	110,253,678
Residential Construction	-	-	655,000	-	655,000	88,775,237	89,430,237	(43,202)	(735,068)	-	88,651,967

Total	$ 12,481,296	$ 4,085,767	$ 7,244,461	$ 1,651,465	$ 25,462,989	$ 215,729,433	$ 241,192,422	$ (1,453,037)	$ (2,391,567)	$ (653,272)	$ 236,694,546

(1) There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

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

Impaired Loans
Years Ended December 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2020
With no related allowance recorded:
Commercial	$ 2,148,827	$ 2,148,827	$ -	$ 1,866,819	$ -
Residential	6,415,419	6,415,419	-	5,010,078	-
Residential construction	200,963	200,963	-	555,278	-

With an allowance recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Residential	1,517,261	1,517,261	219,905	1,182,368	-
Residential construction	-	-	-	-	-

Total:
Commercial	$ 2,148,827	$ 2,148,827	$ -	$ 1,866,819	$ -
Residential	7,932,680	7,932,680	219,905	6,192,446	-
Residential construction	200,963	200,963	-	555,278	-

2019
With no related allowance recorded:
Commercial	$ 4,488,719	$ 4,488,719	$ -	$ 1,499,043	$ -
Residential	2,254,189	2,254,189	-	3,367,151	-
Residential construction	655,000	655,000	-	1,457,278	-

With an allowance recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Residential	1,498,018	1,498,018	195,993	665,270	-
Residential construction	-	-	-	-	-

Total:
Commercial	$ 4,488,719	$ 4,488,719	$ -	$ 1,499,043	$ -
Residential	3,752,207	3,752,207	195,993	4,032,421	-
Residential construction	655,000	655,000	-	1,457,278	-

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

Years Ended December 31, 2020 and 2019

2)Investments (Continued)

The Company’s performing and non-performing mortgage loans held for investment were as follows:

Mortgage Loans Held for Investment Credit Exposure
Credit Risk Profile Based on Payment Activity
Years Ended December 31

	Commercial		Residential		Residential Construction		Total
	2020	2019	2020	2019	2020	2019	2020	2019

Performing	$ 44,688,039	$ 34,229,501	$ 87,889,768	$109,291,758	$ 110,910,814	$ 88,775,237	$ 243,488,621	$ 232,296,496
Non-performing	2,148,827	4,488,719	7,932,680	3,752,207	200,963	655,000	10,282,470	8,895,926

Total	$ 46,836,866	$ 38,718,220	$ 95,822,448	$113,043,965	$ 111,111,777	$ 89,430,237	$ 253,771,091	$ 241,192,422

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $491,000 and $203,000 as of December 31, 2020 and 2019, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	Mortgage Loans on Non-accrual Status
	Years Ended December 31
	2020	2019
Commercial	$ 2,148,827	$ 4,488,719
Residential	7,932,680	3,752,207
Residential construction	200,963	655,000
Total	$ 10,282,470	$ 8,895,926

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2020 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$ 95,822,448	$ 11,202,899	$ 17,774,238	$ 66,845,311
Residential Construction	111,111,777	$ 103,391,044	$ 7,720,733	-
Commercial	46,836,866	27,111,325	11,101,138	8,624,403
Total	$ 253,771,091	$ 141,705,268	$ 36,596,109	$ 75,469,714

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

3)Loans Held for Sale

The Company has elected the fair value option for loans held for sale as disclosed in Note 1. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the consolidated statement of earnings. There are three loans with an aggregate unpaid principal balance of $208,636 that are 90 or more days past due and on a nonaccrual status as of December 31, 2020. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of December 31 2020	As of December 31 2019

Aggregate fair value	$ 422,772,418	$ 213,457,632
Unpaid principal balance	406,407,323	206,417,122
Unrealized gain	16,365,095	7,040,510

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale for the years ended December 31, were as follows:

	2020	2019
Loan fees	$ 43,432,532	$ 28,660,966
Interest income	10,628,581	6,978,930
Secondary gains	231,759,342	93,581,956
Change in fair value of loan commitments	7,637,377	899,417
Change in fair value of loans held for sale	10,413,492	2,498,097
Provision for loan loss reserve	(4,938,214)	(643,284)
Mortgage fee income	$ 298,933,110	$ 131,976,082

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

3)Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	December 31
	2020	2019
Balance, beginning of period	$ 4,046,288	$ 3,604,869
Provision for current loan originations (1)	4,938,214	643,284
Additional provision for loan loss reserve	16,506,030	-
Charge-offs, net of recaptured amounts	(4,906,914)	(201,865)
Balance, at December 31	$ 20,583,618	$ 4,046,288

(1) Included in Mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the year ended December 31, 2020, $4,938,214 in reserves were added at a rate of 8.9 basis points per loan, the equivalent of $890 per $1,000,000 in loans originated. This is an increase over the year ended December 31, 2019, when $643,284 in reserves were added at a rate of 2.5 basis points per loan originated, the equivalent of $250 per $1,000,000 in loans originated. The Company also increased its loan loss reserve for the year ended December 31, 2020 by an additional $16,506,030 to account for changes in estimates specific to settlements of loan losses. See Note 10 for additional information regarding mortgage loan loss settlements. The economic impact of COVID-19 and subsequent government action has increased the potential for losses due to early payoff penalties and potential for losses due to increased delinquency.  The unique nature of these current events creates significant difficulty for forecasting potential future losses.  The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of December 31, 2020, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

4)Receivables

Receivables consist of the following:

	December 31
	2020	2019
Trade contracts	$ 4,119,988	$ 2,795,471
Receivables from sales agents	2,677,774	2,962,571
Other	5,786,827	5,202,444
Total receivables	12,584,589	10,960,486
Allowance for doubtful accounts	(1,685,382)	(1,724,156)
Net receivables	$ 10,899,207	$ 9,236,330

5) Value of Business Acquired, Intangible Assets and Goodwill

Information with regard to value of business acquired was as follows:

	December 31
	2020	2019
Balance at beginning of year	$ 9,876,647	$ 5,765,190
Value of business acquired	-	4,962,831	(1)
Imputed interest at 7% included in earnings	670,565	472,916
Amortization included in earnings	(1,457,390)	(1,320,456)
Shadow amortization included in other comprehensive income	(134,573)	(3,834)
Net amortization	(921,398)	(851,374)
Balance at end of year	$ 8,955,249	$ 9,876,647

(1) See Note 20 regarding the acquisition of Kilpatrick Life Insurance Company

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,019,000, $918,000, $854,000, $784,000, and $707,000 for the years 2021 through 2026 . Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2020, value of business acquired is being amortized over a weighted average life of 6.9 years.

The carrying value of the Company’s intangible assets were as follows which is included in other assets:

		December 31
	Useful Life	2020	2019
Intangible asset - customer lists	15 years	$ 890,000	$ 890,000
Intangible asset - trade name (1)	15 years	$ 610,000	$ 610,000
Less accumulated amortization		(197,334)	(98,222)
Balance at end of year		$ 1,302,666	$ 1,401,778

(1) See Note 20 regarding the acquisition of Kilpatrick Life Insurance Company

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

5)Value of Business Acquired, Intangible Assets and Goodwill (Continued)

Information regarding goodwill by segment was as follows:

	Life Insurance	Cemetery/Mortuary		Total
Balance at January 1, 2019:
Goodwill	$ 2,765,570	$ -		$ 2,765,570
Accumulated impairment	-	-		-
Total goodwill, net	2,765,570	-		2,765,570

Acquisition	-	754,018	(1)	754,018

Balance at December 31, 2019:
Goodwill	2,765,570	754,018		3,519,588
Accumulated impairment	-	-		-
Total goodwill, net	2,765,570	754,018		3,519,588

Acquisition	-	-		-

Balance at December 31, 2020:
Goodwill	2,765,570	754,018		3,519,588
Accumulated impairment	-	-		-
Total goodwill, net	$ 2,765,570	$ 754,018		$ 3,519,588

(1) See Note 20 regarding the acquisition of Probst Family Funerals and Cremations and Heber Valley Funeral Home

Goodwill of $3,519,588 is not amortized but is tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill for the years ended December 31, 2020 and 2019.

6) Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2020	2019
Land and buildings	$ 11,972,802	$ 15,131,301
Furniture and equipment	19,679,682	18,987,984
	31,652,484	34,119,285
Less accumulated depreciation	(19,179,139)	(19,518,891)
Total	$ 12,473,345	$ 14,600,394

Depreciation expense for the years ended December 31, 2020 and 2019 was $2,078,738 and $1,711,369, respectively. During 2020, the Company demolished a building with a gross building cost of $1,723,000 with its associated accumulated depreciation (net book value of $-0-) and transferred land with a cost of $1,516,700 to real estate held for investment to make way for phase 2 of the redevelopment and expansion of Center53. During 2019, the Company transferred $3,261,259 from real estate held for investment to property and equipment. The transfers are shown as a non cash items on the consolidated statements of cash flows. See Note 20 for additional information regarding property and equipment acquired through acquisitions.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

7)Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31
	2020	2019
2.25% above the monthly LIBOR rate plus 1/16th of the monthly LIBOR rate note payable in monthly principal payments of $13,167 plus interest, collateralized by real property, paid in full November 2020.	$ -	$ 2,659,769

4.27% fixed note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2021.	633,890	1,238,619

Prime rate note payable in monthly installments of $75,108 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2024.	3,257,113	4,000,000

4.40% fixed note payable in monthly installments of $46,825 including principal and interest, collateralized by real property, paid in full April 2020.	-	7,247,651

4.329% fixed note payable in monthly installments of $9,775 including principal and interest, collateralized by real property with a book value of approximately $3,174,000, due September 2025.	1,861,920	1,896,450

2.5% above the monthly LIBOR rate plus 1/16th of the monthly LIBOR rate construction loan payable in monthly principal payments of $113,000 plus interest, collateralized by real property with a book value of approximately $50,689,000, due March 2021.	35,091,364	33,811,559

4.7865% fixed interest only note payable in monthly installments, collateralized by real property with a book value of approximately $17,655,000, due June 2028.	9,200,000	9,200,000

1 month LIBOR rate plus 2.1% loan purchase agreement with a warehouse line availability of $150,000,000, matures June 2021.	116,598,834	88,509,536

1 month LIBOR rate plus 3% loan purchase agreement with a warehouse line availability of $175,000,000, matures November 2021.	68,766,572	67,537,600

1 month LIBOR rate plus 2.5% loan purchase agreement with a warehouse line availability of $90,000,000, matures May 2021.	60,715,374	-

1 month LIBOR rate plus 2.5% loan purchase agreement with a warehouse line availability of $5,000,000, matures August 2021.	317,582	-

Other short-term borrowings (1)	1,250,000	1,250,000

Finance lease liabilities	104,951	153,439

Other loans payable	26,768	67,989
Total bank and other loans	297,824,368	217,572,612

Less current installments	284,250,996	192,985,602
Bank and other loans, excluding current installments	$ 13,573,372	$ 24,587,010

(1) Revolving Line of Credit

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

7)Bank and Other Loans Payable (Continued)

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

Federal Home Loan Bank of Des Moines

At December 31, 2020, the amount available for borrowings from the FHLB of Des Moines was approximately $39,102,336, compared with $57,727,738 at December 31, 2019. United States Treasury fixed maturity securities with an estimated fair value of $40,729,400 at December 31, 2020 have been pledged at the FHLB of Des Moines as collateral for current and potential borrowings compared with $59,877,900 at December 31, 2019.  At December 31, 2020 and 2019, the Company had no outstanding FHLB borrowings. At December 31, 2020, the Company’s total investment in FHLB stock was $786,300 compared with $806,500 at December 31, 2019. The Company’s decreased investment in FHLB stock was a result of its decrease in short-term FHLB borrowings during 2020.

Federal Home Loan Bank of Dallas

The membership of the FHLB of Dallas was acquired with the acquisition of Kilpatrick Life Insurance Company. See Note 20 regarding this acquisition. At December 31, 2020, the Company’s total investment in FHLB stock was $1,720,300 compared with $87,800 at December 31, 2019. The Company does not have any collateral pledged at the FHLB of Dallas or any outstanding borrowings.

Revolving Lines of Credit

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75%, secured by the capital stock of Security National Life and maturing September 30, 2021, renewable annually. At December 31, 2020, the Company was contingently liable under a standby letter of credit aggregating $348,183, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program and was contingently liable under standby letters of credit aggregating $1,585,063, to be used as collateral for residential subdivision land developments. The standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2020, there were no amounts outstanding under the revolving line-of-credit.

The Company also has a $2,500,000 revolving line-of-credit with a bank with interest payable at the overnight LIBOR rate plus 2.25% maturing September 30, 2021. As of December 31, 2020, there was $1,250,000 outstanding under the revolving line-of-credit.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

7)Bank and Other Loans Payable (Continued)

The Company, through its subsidiary SecurityNational Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $175,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 3% and matures on November 15, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with Comerica Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $90,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on May 27, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The Company, through its subsidiary EverLEND Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows EverLEND Mortgage to borrow up to $5,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on August 1, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  As of December 31, 2020, the Company believes that it was in compliance with all debt covenants.

The following tabulation shows the combined maturities of bank and other loans payable:

2021	$ 284,242,327
2022	884,383
2023	926,186
2024	937,315
2025	1,634,157
Thereafter	9,200,000
Total	$ 297,824,368

Interest expense in 2020 and 2019 was $8,578,810 and $7,386,688, respectively. Interest paid in 2020 and 2019 was $8,385,270 and $7,284,078, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The components of the cemetery perpetual care investments and obligation are as follows:

	December 31
	2020	2019
Cash and cash equivalents	$ 402,913	$ 1,306,740
Fixed maturity securities, available for sale, at estimated fair value	747,767	975,673
Equity securities, at estimated fair value	2,062,303	1,605,451
Commerical mortgage loans held for investment	-	524,000
Participating interests in residential construction mortgage loans held for investment with Security National Life	1,468,600	-
Real estate held for investment	1,731,584	-
Note receivables from Cottonwood Mortuary, Singing Hills
Cemetery and Memorial Estates eliminated in consolidation	-	1,541,120
Total cemetery perpetual care trust investments	6,413,167	5,952,984
Cemetery perpetual care obligation	(4,087,704)	(3,933,719)
Trust investments in excess of trust obligations	$ 2,325,463	$ 2,019,265

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

8)Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The Company has also established certain restricted assets to provide for future merchandise and service obligations incurred in connection with its pre-need sales for its cemetery and mortuary segment.

Restricted cash also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company elected to maintain its medical benefit fund without change from the prior year and has included this amount as a component of restricted cash. These restricted cash items are for the Company’s life insurance and mortgage segments.

Restricted assets are summarized as follows:

	December 31
	2020	2019
Cash and cash equivalents (1)	$ 8,842,744	$ 8,674,214
Fixed maturity securities, available for sale, at estimated fair value	1,473,637	1,008,867
Equity securities, at estimated fair value	2,515,778	1,976,480
Participating interests in mortgage loans held for investment with Security National Life	3,317,877	2,275,756
Total	$ 16,150,036	$ 13,935,317

(1)Including cash and cash equivalents of $8,524,999 and $7,170,092 as of December 31, 2020 and 2019, respectively, for the life insurance and mortgage segments.

A surplus note receivable in the amount of $4,000,000 at December 31, 2020 and 2019, from Security National Life, was eliminated in consolidation.

See Notes 1 and 17 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

9)Income Taxes

The Company’s income tax liability is summarized as follows:

	December 31
	2020	2019
Current	$ 2,595,877	$ 1,410,153
Deferred	22,662,923	17,276,819
Total	$ 25,258,800	$ 18,686,972

Significant components of the Company’s deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2020	2019
Assets
Future policy benefits	$ (12,657,045)	$ (12,450,229)
Loan loss reserve	(5,352,942)	(1,053,256)
Unearned premium	(699,011)	(760,556)
Net operating loss	(334,085)	(438,420)
Deferred compensation	(2,833,298)	(1,996,865)
Deposit obligations	(610,041)	(619,633)
Other	(1,269,533)	(1,020,718)
Less: Valuation allowance	961,920	2,439,394
Total deferred tax assets	(22,794,035)	(15,900,283)

Liabilities
Deferred policy acquisition costs	16,430,001	15,536,717
Basis difference in property, equipment and real estate	5,312,787	3,638,512
Value of business acquired	1,880,602	2,074,096
Deferred gains	12,124,226	5,169,104
Trusts	1,064,387	1,064,387
Tax on unrealized appreciation	8,644,955	5,694,286
Total deferred tax liabilities	45,456,958	33,177,102
Net deferred tax liability	$ 22,662,923	$ 17,276,819

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.  The Company has recorded a valuation allowance related to Kilpatrick Life Insurance Company that was acquired in December 2019.

The Company paid $11,813,120 and $4,861,318 in income taxes for the years ended December 31, 2020 and 2019, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

9)Income Taxes (Continued)

The Company’s income tax expense is summarized as follows for the years ended December 31:

	2020	2019
Current
Federal	$ 10,678,612	$ 4,404,041
State	2,320,233	504,272
	12,998,845	4,908,313

Deferred
Federal	2,677,943	(1,551,725)
State	176,726	(306,172)
	2,854,669	(1,857,897)

Total	$ 15,853,514	$ 3,050,416

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2020	2019
Computed expense at statutory rate	$ 15,004,527	$ 2,928,226
State tax expense, net of federal tax benefit	1,972,598	156,499
Change in valuation allowance	(1,477,474)	194,364
Other, net	353,863	(228,673)
Income tax expense	$ 15,853,514	$ 3,050,416

The Company’s overall effective tax rate for the years ended December 31, 2020 and 2019 was 22.2% and 21.9% respectively.  The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes and a decrease to the valuation allowance related to Kilpatrick Life Insurance Company that decreased the effective income tax rate when compared to the prior year.

At December 31, 2020, the Company had no significant unrecognized tax benefits. As of December 31, 2020, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2017 through 2020 are subject to examination by taxing authorities.

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2021	$ 17,100
2022	-
2023	-
2024	-
2025	-
Thereafter up through 2037	1,405,155

$ 1,422,255

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

10)Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2020 and 2019. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $96,000,000 and approximately $99,000,000 at December 31, 2020 and 2019, respectively.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that its reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2020 and 2019, the balances were $20,584,000 and $4,046,000, respectively. The Company believes that the final loan loss reserve as of December 31, 2020, represents its best estimate for adequate loss reserves on loans sold.

Mortgage Loan Loss Litigation

Settlement Agreement and Mutual Release with Lehman Brothers Holdings Inc.

From 2004 to early 2008, SecurityNational Mortgage Company (“SecurityNational Mortgage”), a wholly owned subsidiary of the Company, originated “limited documentation” or “reduced documentation” loans which were sold to certain affiliates of Lehman Brothers Holdings Inc. (“Lehman Holdings”). Certain of these loans became the subject of disputes between SecurityNational Mortgage and Lehman Holdings and certain Lehman Holdings affiliates. Lehman Holdings filed a Petition for Relief under Chapter 11 of the United States Bankruptcy Code in 2008. In May of 2011, SecurityNational Mortgage filed a complaint in U.S. District Court against certain Lehman Holdings affiliates.  In June of 2011, Lehman Holdings filed a complaint in Federal District Court against SecurityNational Mortgage, both of which were later resolved. In 2016, certain other pending loan disputes between SecurityNational Mortgage and Lehman Holdings became the subject of an unsuccessful, non-binding alternate dispute resolution mediation proceeding.

Thereafter, in 2016, Lehman Holdings filed an adversary proceeding complaint against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York, which included seeking damages relating to the alleged obligations of the defendants under indemnification provisions of alleged agreements, in amounts to be determined at trial, including interest, attorneys’ fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants. The complaint was later amended with the latest amended complaint filed against SecurityNational Mortgage on December 27, 2016, seeking damages to be determined at trial, including interest, attorneys’ fees and costs. This complaint involved approximately 135 mortgage loans, there being millions of dollars allegedly in dispute. These claims against SecurityNational Mortgage were asserted as a result of Lehman Holdings’ earlier settlements with the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Corporation (“Freddie Mac”).

In 2018, Lehman Holdings filed a separate adversary proceeding complaint against SecurityNational Mortgage. This adversary proceeding allegedly involved approximately 577 mortgage loans relative to private securitization trusts (“RMBS Loans”) and millions of dollars in damages. Thereafter, Lehman Holdings made a filing that effectively reduced the number of RMBS Loans to 248. This proceeding was in addition to the above-referenced proceeding involving the Fannie Mae and Freddie Mac mortgage loans. As with the above-referenced proceeding, damages were sought including interest, costs, and attorneys’ fees.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

10)Reinsurance, Commitments and Contingencies (Continued)

 SecurityNational Mortgage, as well as other defendants, have been involved in written discovery, and production of documents relative to the cases, and the filing of motions. The deposition phase of the cases was yet to begin, as well as the later expert witness phase. Those phases would require substantial expenditures of legal fees and costs.

On February 1, 2021, SecurityNational Mortgage executed a settlement agreement with Lehman Holdings in relation to these two adversary proceedings wherein all mortgage loan related claims were resolved, thereby ending all liabilities asserted by Lehman Holdings and conclusively ending all proceedings between SecurityNational Mortgage and Lehman Holdings. In accordance with GAAP, the full amount of SecurityNational Mortgage’s settlement payment has been accounted for in the Company’s loan loss reserve as of December 31, 2020.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements. See Note 24 regarding leases.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2020, the Company’s commitments were approximately $185,751,000, for these loans of which $115,898,000 had been funded. The Company advances funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

11)Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (“ESOP”) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for the years ended December 31, 2020 and 2019. On November 25, 2019, the Company distributed a “Notice of Intent to Terminate” the ESOP Plan to all current plan participants.  The Company also filed Form 5310 “Application for Determination for Terminating Plan”, with the IRS on December 6, 2019.  Beginning in the 4th quarter of 2020, the Company began to distribute the ESOP Plan assets to participants that had made a distribution election. The Company is awaiting approval of its application from the IRS prior to its final distribution of the ESOP Plan assets to the participants. At December 31, 2020, the ESOP held 231,312 shares of Class A and 118,880 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $19,500 and $19,000 for the years 2020 and 2019, respectively or the statutory limits. Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for the years ended December 31, 2020 and 2019 was $1,690,568 and $695,560, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2020 and 2019.

Effective December 4, 2018, the Board members approved a motion to extend the Chief Executive Officer’s employment agreement, dated December 4, 2012, for an additional four-year term ending December 2022. In the event of disability, the Chief Executive Officer’s salary would be continued for up to five years at 75% of its current level of compensation. In the event of a sale or merger of the Company and the Chief Executive Officer is not retained in his current position, the Company would be obligated to continue paying the Chief Executive Officer’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that the Chief Executive Officer is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that the Chief Executive Officer dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $900,000 and $660,000 during the years ended December 31, 2020 and 2019, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $6,656,363 and $5,722,837 as of December 31, 2020 and 2019, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

11)Retirement Plans (Continued)

The Company, through its wholly owned subsidiary, SecurityNational Mortgage, also has an employment agreement with its former Vice President of Mortgage Operations and President of SecurityNational Mortgage, who retired from the Company on December 31, 2015. Under the terms of the employment agreement, this individual is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments are paid monthly during the ten-year period. In the event that this individual dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The company paid $133,843 and $133,843 in retirement compensation to this individual during the years ended December 31, 2020 and 2019, respectively. The liability accrued was $669,212 and $803,055 as of December 31, 2020 and 2019, respectively and is included in Other liabilities and accrued expenses on the consolidated balance sheets.

12)Capital Stock

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

Stockholders of both Class A and Class C common stock have received 5% stock dividends in the years 1990 through 2019, and a 7.5% stock dividend in the year 2020, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

The following table summarizes the activity in shares of capital stock for the two-year period ended December 31, 2020:

	Class A	Class C
Outstanding shares at December 31, 2018	15,304,798	2,193,643

Exercise of stock options	32,517	191,443
Stock dividends	767,178	119,087
Conversion of Class C to Class A	3,286	(3,286)

Outstanding shares at December 31, 2019	16,107,779	2,500,887

Exercise of stock options	68,970	130,820
Stock dividends	405,210	61,720
Conversion of Class C to Class A	13,824	(13,824)

Outstanding shares at December 31, 2020	16,595,783	2,679,603

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

12)Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	2020	2019
Numerator:
Net earnings	$ 55,596,613	$ 10,893,519

Denominator:
Denominator for basic earnings
per share-weighted-average shares	18,831,991	18,562,056

Effect of dilutive securities
Employee stock options	443,260	127,608
Dilutive potential common shares	443,260	127,608

Denominator for diluted earnings
per share-adjusted weighted-average
shares and assumed conversions	19,275,251	18,689,664

Basic earnings per share	$2.95	$0.59
Diluted earnings per share	$2.88	$0.58

For the years ended December 31, 2020 and 2019, there were -0- and 382,289 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

13)Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $358,878 and $256,996 has been recognized under these plans for the years ended December 31, 2020 and 2019, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2020, the total unrecognized compensation expense related to the options issued was $39,152, which is expected to be recognized over the vesting period of one year.

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

The following table summarizes the assumptions used in estimating the fair value of each option granted along with the weighted-average fair value of the options granted:

			Assumptions
Grant Date	Plan	Weighted-Average Fair Value of Each Option	Expected Dividend Yield	Underlying stock FMV	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (years)
March 27, 2020	All Plans	$ 0.65	5%	$ 3.76	32.29%	1.64%	4.82

December 6, 2019	All Plans	$ 0.96	5%	$ 5.19	32.79%	1.64%	4.83

January 17, 2019	All Plans	$ 1.12	5%	$ 4.98	36.04%	2.56%	5.31

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

13)Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	1,011,274	$ 4.49	577,280	$ 5.15
Adjustment for the effect of stock dividends	51,018		28,295
Granted	81,000		180,000
Exercised	(45,834)		(191,443)
Cancelled	(11,405)		-

Outstanding at December 31, 2019	1,086,053	$ 4.41	594,132	$ 5.36
Adjustment for the effect of stock dividends	27,968		19,354
Granted	77,000		180,000
Exercised	(116,487)		(130,820)
Cancelled	(1,671)		-

Outstanding at December 31, 2020	1,072,863	$ 4.33	662,666	$ 4.73

Exercisable at end of year	1,053,903	$ 4.45	616,542	$ 4.91

Available options for future grant	325,372		266,500

Weighted average contractual term of options
outstanding at December 31, 2020	5.50 years		6.71 years

Weighted average contractual term of options
exercisable at December 31, 2020	5.43 years		6.63 years

Aggregated intrinsic value of options outstanding
at December 31, 2020 (1)	$4,311,983		$2,396,954

Aggregated intrinsic value of options exercisable
at December 31, 2020 (1)	$4,223,251		$2,183,399

(1)The Company used a stock price of $8.35 as of December 31, 2020 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2020 and 2019 was $663,901 and $271,220, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

14)Statutory Financial Information and Dividend Limitations

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

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Statutory Net Income			Statutory Capital and Surplus
	2020	2019		2020	2019
Amounts by insurance subsidiary:
Security National Life Insurance Company	$ 6,054,764	$ 3,589,552		$ 53,089,185	$ 49,390,181
Kilpatrick Life Insurance Company	1,574,128	12,752,100	(1)	15,177,996	15,208,071
First Guaranty Insurance Company	790,221	1,078,733		7,045,644	6,352,670
Memorial Insurance Company of America	55	(107)		1,088,034	1,088,559
Southern Security Life Insurance Company, Inc.	183	87		1,581,647	1,588,396
Trans-Western Life Insurance Company	(1,527)	3,773		510,636	512,163
Total	$ 8,417,824	$17,424,138		$ 78,493,142	$ 74,140,040

(1)Includes 12 months even though Kilpatrick Life Insurance Company wasn't acquired by the Company until December 2019.

The Utah, Arkansas, Louisiana, Mississippi and Texas Insurance Departments impose minimum risk-based capital (RBC) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries each have a ratio that is greater than the first level of regulatory action as of December 31, 2020.

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

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay a stockholder dividend to the Company as long as the Company provides the Utah Insurance Commissioner (the “Utah Commissioner”) with at least 30 days notice and the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) net gain from operations, not including realized capital gains, for the immediately preceding calendar year, not including

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

14)Statutory Financial Information and Dividend Limitations (Continued)

pro rata distributions of the Company’s own securities. In determining whether a dividend is extraordinary, the Company may include carryforward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. Security National Life Insurance Company will be permitted to pay a dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Utah Commissioner and the Utah Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In all cases, a dividend may not be paid that would reduce the insurer’s total adjusted capital below the insurer’s company action level risk-based capital, as defined for statutory reporting purposes. Amounts available to be paid as dividends in the next 12 months totals approximately $5,309,000.

Under the Louisiana Insurance Code, First Guaranty Insurance Company and Kilpatrick Life Insurance Company are permitted to pay a stockholder dividend to Security National Life as long as their capital has been (i) fully paid in cash, (ii) is unimpaired, (iii) has a surplus beyond its capital stock and (iv) has a surplus beyond its minimum required surplus. In 2019, First Guaranty Insurance Company paid to Security National Life a cash dividend of $500,000 and Kilpatrick Life Insurance Company paid a cash dividend of $3,000,000. Amounts available to be paid as dividends at December 31, 2020 totaled approximately $3,146,000 for First Guaranty Insurance Company and totaled approximately $11,478,000 for Kilpatrick Life Insurance Company.

15)Business Segment Information

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

15)Business Segment Information (Continued)

	2020
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$ 93,020,617	$ 20,307,435	$ 298,933,110	$ -	$ 412,261,162
Net investment income	54,811,486	807,695	710,622	-	56,329,803
Gains on investments and other assets	2,088,541	(162,652)	(39)	-	1,925,850
Other than temporary impairments	(370,975)	-	-	-	(370,975)
Other revenues	1,491,585	94,349	9,731,548	-	11,317,482
Intersegment revenues:
Net investment income	8,022,503	351,505	716,240	(9,090,248)	-
Total revenues	159,063,757	21,398,332	310,091,481	(9,090,248)	481,463,322
Expenses:
Death, surrenders and other policy benefits	62,841,360	-	-	-	62,841,360
Increase in future policy benefits	23,568,650	-	-	-	23,568,650
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	13,618,204	689,221	-	-	14,307,425
Selling, general and administrative expenses:
Commissions	4,149,241	1,506,320	118,770,736	-	124,426,297
Personnel	25,449,100	5,669,367	53,871,504	-	84,989,971
Advertising	614,114	391,836	4,374,946	-	5,380,896
Rent and rent related	861,602	89,253	5,922,706	-	6,873,561
Depreciation on property and equipment	843,335	488,570	746,833	-	2,078,738
Provision for loan loss reserve	-	-	16,506,030	-	16,506,030
Cost related to funding mortgage loans	-	-	9,877,700	-	9,877,700
Intersegment	621,161	142,999	580,976	(1,345,136)	-
Other	11,808,818	4,417,805	31,104,479	-	47,331,102
Interest expense:
Intersegment	410,024	152,175	7,182,913	(7,745,112)	-
Other	2,354,760	198,968	6,025,082	-	8,578,810
Costs of goods and services sold-mortuaries and cemeteries	-	3,252,655	-	-	3,252,655
Total benefits and expenses	147,140,369	16,999,169	254,963,905	(9,090,248)	410,013,195
Earnings before income taxes	$ 11,923,388	$ 4,399,163	$ 55,127,576	$ -	$ 71,450,127
Income tax benefit (expense)	(1,433,901)	(1,009,137)	(13,410,476)	-	(15,853,514)
Net earnings	$ 10,489,487	$ 3,390,026	$ 41,717,100	$ -	$ 55,596,613

Identifiable assets	$ 1,171,158,235	$ 56,335,498	$ 408,325,196	$ (90,398,039)	$ 1,545,420,890

Goodwill	$ 2,765,570	$ 754,018	$ -	$ -	$ 3,519,588

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

15)Business Segment Information (Continued)

	2019
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$ 81,860,610	$ 15,296,235	$ 131,976,082	$ -	$ 229,132,927
Net investment income	41,610,831	579,995	828,647	-	43,019,473
Gains on investments and other assets	138,330	530,098	59,939	-	728,367
Other revenues	2,128,961	95,197	7,956,005	-	10,180,163
Intersegment revenues:
Net investment income	4,455,034	443,548	508,637	(5,407,219)	-
Total revenues	130,193,766	16,945,073	141,329,310	(5,407,219)	283,060,930
Expenses:
Death, surrenders and other policy benefits	44,911,805	-	-	-	44,911,805
Increase in future policy benefits	23,568,497	-	-	-	23,568,497
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	14,199,152	435,425	-	-	14,634,577
Selling, general and administrative expenses:
Commissions	3,632,780	1,084,079	52,046,032	-	56,762,891
Personnel	20,311,591	5,177,810	38,731,869	-	64,221,270
Advertising	595,118	368,173	3,821,267	-	4,784,558
Rent and rent related	451,380	47,525	6,556,551	-	7,055,456
Depreciation on property and equipment	477,247	428,633	805,489	-	1,711,369
Cost related to funding mortgage loans	-	-	6,278,954	-	6,278,954
Intersegment	412,853	180,594	544,463	(1,137,910)	-
Other	11,769,097	3,241,023	19,912,641	-	34,922,761
Interest expense:
Intersegment	490,756	154,615	3,623,938	(4,269,309)	-
Other	2,808,081	288,768	4,289,839	-	7,386,688
Costs of goods and services sold-mortuaries and cemeteries	-	2,878,169	-	-	2,878,169
Total benefits and expenses	123,628,357	14,284,814	136,611,043	(5,407,219)	269,116,995
Earnings before income taxes	$ 6,565,409	$ 2,660,259	$ 4,718,267	$ -	$ 13,943,935
Income tax benefit (expense)	(1,085,848)	(649,144)	(1,315,424)	-	(3,050,416)
Net earnings	$ 5,479,561	$ 2,011,115	$ 3,402,843	$ -	$ 10,893,519

Identifiable assets	$ 1,110,641,526	$ 81,014,182	$ 249,970,323	$ (110,701,544)	$ 1,330,924,487

Goodwill	$ 2,765,570	$ 754,018	$ -	$ -	$ 3,519,588

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

16)Related Party Transactions

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company. The Company and its Board of Directors is unaware of any related party transactions that require disclosure as of December 31, 2020.

17)Fair Value of Financial Instruments

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

Years Ended December 31, 2020 and 2019

17)Fair Value of Financial Instruments (Continued)

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

Years Ended December 31, 2020 and 2019

17)Fair Value of Financial Instruments (Continued)

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$ 294,656,679	$ -	$ 292,455,504	$ 2,201,175
Equity securities	11,324,239	11,324,239	-	-
Loans held for sale	422,772,418	-	-	422,772,418
Restricted assets (1)	1,473,637	-	1,473,637	-
Restricted assets (2)	2,515,778	2,515,778	-	-
Cemetery perpetual care trust investments (1)	747,767	-	747,767	-
Cemetery perpetual care trust investments (2)	2,062,303	2,062,303	-	-
Derivatives - loan commitments (3)	12,592,672	-	-	12,592,672
Total assets accounted for at fair value on a recurring basis	$ 748,145,493	$ 15,902,320	$ 294,676,908	$ 437,566,265

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$ (43,097)	$ (43,097)	$ -	$ -
Derivatives - loan commitments (4)	(2,464,062)	-	-	(2,464,062)
Total liabilities accounted for at fair value on a recurring basis	$ (2,507,159)	$ (43,097)	$ -	$ (2,464,062)

(1)Fixed maturity securities available for sale

(2)Equity securities

(3)Included in other assets on the consolidated balance sheets

(4)Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

17)Fair Value of Financial Instruments (Continued)

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

(1)Fixed maturity securities available for sale

(2)Mutual funds and equity securities

(3)Included in other assets on the consolidated balance sheets

(4)Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2020	Technique	Input(s)	Value	Value	Average
Loans held for sale	$422,772,418	Market approach	Investor contract pricing as a percentage of unpaid principal balance	99.0%	110.0%	104.0%

Derivatives - loan commitments (net)	10,128,610	Market approach	Pull-through rate	52.0%	92.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	184 bps	58 bps

Fixed maturity securities available for sale	2,201,175	Broker quotes	Pricing quotes	$ 90.83	$ 119.33	$ 113.47

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

17)Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2019	Technique	Input(s)	Value	Value	Average
Loans held for sale	$213,457,632	Market approach	Investor contract pricing as a percentage of unpaid principal balance	98.0%	109.0%	103.0%

Derivatives - loan commitments (net)	2,491,233	Market approach	Pull-through rate	1.0%	92.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	318 bps	79 bps

Fixed maturity securities available for sale	3,216,382	Broker quotes	Pricing quotes	$ 95.02	$ 115.80	$ 107.98

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale

Balance - December 31, 2019	$ 2,491,233		$ 213,457,632		$ 3,216,382
Originations/purchases	-		5,627,013,749		-
Sales, maturities and paydowns	-		(5,600,045,285)		(1,042,400)
Transfer to mortgage loans held for investment	-		(16,960,549)		-
Total gains (losses):
Included in earnings	7,637,377	(1)	199,306,871	(1)	3,408	(2)
Included in other comprehensive income	-		-		23,785

Balance - December 31, 2020	$ 10,128,610		$ 422,772,418		$ 2,201,175

(1)As a component of mortgage fee income on the consolidated statements of earnings

(2)As a component of net investment income on the consolidated statements of earnings

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments	Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2018	$ 1,591,816	$ 136,210,853	$ -
Originations/purchases	-	2,606,839,175	-
Sales, maturities and paydowns	-	(2,580,875,055)	-
Transfer to mortgage loans held for investment	-	(31,881,851)	-
Transfer from fixed maturity securities held to maturity	-		3,216,382
Total gains (losses):
Included in earnings (1)	899,417	83,164,510	-

Balance - December 31, 2019	$ 2,491,233	$ 213,457,632	$ 3,216,382

(1)As a component of mortgage fee income on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

17)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$ 1,297,356	$ -	$ -	$ 1,297,356
Impaired real estate held for sale	4,249,000	-	-	4,249,000
Total assets accounted for at fair value on a nonrecurring basis	$ 5,546,356	$ -	$ -	$ 5,546,356

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

Years Ended December 31, 2020 and 2019

17)Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2020 and 2019.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2020:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$ 92,757,613	$ -	$ -	$ 100,384,283	$ 100,384,283
Residential construction	110,849,864	-	-	110,849,864	110,849,864
Commercial	45,736,459	-	-	45,259,425	45,259,425
Mortgage loans held for investment, net	$ 249,343,936	$ -	$ -	$ 256,493,572	$ 256,493,572
Policy loans	14,171,589	-	-	14,171,589	14,171,589
Insurance assignments, net (1)	51,585,656	-	-	51,585,656	51,585,656
Restricted assets (2)	3,317,877	-	-	3,317,877	3,317,877
Cemetery perpetual care trust investments (2)	1,468,600	-	-	1,468,600	1,468,600
Mortgage servicing rights, net	35,210,516	-	-	38,702,358	38,702,358

Liabilities
Bank and other loans payable	$(297,824,368)	$ -	$ -	$ (297,824,368)	$ (297,824,368)
Policyholder account balances (3)	(44,026,809)	-	-	(42,220,725)	(42,220,725)
Future policy benefits - annuities (3)	(106,522,113)	-	-	(112,354,186)	(112,354,186)

(1)Included in other investments and policy loans on the consolidated balance sheets

(2)Mortgage loans held for investment

(3)Included in future policy benefits and unpaid claims on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

17)Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$ 110,253,678	$ -	$ -	$ 115,320,638	$ 115,320,638
Residential construction	88,651,967	-	-	88,651,967	88,651,967
Commercial	37,788,901	-	-	39,289,462	39,289,462
Mortgage loans held for investment, net	236,694,546	$ -	$ -	$ 243,262,067	$ 243,262,067
Policy loans	14,762,805	-	-	14,762,805	14,762,805
Insurance assignments, net (1)	39,614,939	-	-	39,614,939	39,614,939
Restricted assets (2)	2,275,756	-	-	2,289,679	2,289,679
Cemetery perpetual care trust investments (2)	524,000	-	-	536,553	536,553
Mortgage servicing rights, net	17,155,529	-	-	22,784,571	22,784,571

Liabilities
Bank and other loans payable	$ (217,572,612)	$ -	$ -	$ (217,572,612)	$ (217,572,612)
Policyholder account balances (3)	(45,154,180)	-	-	(41,828,469)	(41,828,469)
Future policy benefits - annuities (3)	(113,579,830)	-	-	(117,304,614)	(117,304,614)

(1)Included in other investments and policy loans on the consolidated balance sheets

(2)Mortgage loans held for investment

(3)Included in future policy benefits and unpaid claims on the consolidated balance sheets

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

Years Ended December 31, 2020 and 2019

17)Fair Value of Financial Instruments (Continued)

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

18)Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2020	2019

Unrealized gains on fixed maturity securities available for sale	$ 12,016,464	$ 17,315,770
Amounts reclassified into net earnings	(2,772)	-
Net unrealized gains before taxes	12,013,692	17,315,770
Tax expense	(2,522,876)	(3,636,311)
Net	9,490,816	13,679,459
Unrealized gains on restricted assets (1)	41,225	35,550
Tax expense	(10,269)	(8,856)
Net	30,956	26,694
Unrealized gains on cemetery perpetual care trust investments (1)	(6,817)	29,904
Tax expense	1,698	(7,449)
Net	(5,119)	22,455
Unrealized gains for foreign currency translations adjustments	(46)	972
Tax expense	12	(243)
Net	(34)	729
Other comprehensive income changes	$ 9,516,619	$ 13,729,337
_______________

(1)Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

18)Accumulated Other Comprehensive Income (Continued)

The following is the accumulated balances of other comprehensive income as of December 31, 2020:

	Beginning Balance December 31, 2019	Change for the period	Ending Balance December 31, 2020
Unrealized gains on fixed maturity securities available for sale	$ 13,679,459	$ 9,490,816	$ 23,170,275
Unrealized gains on restricted assets (1)	26,694	30,956	57,650
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	22,455	(5,119)	17,336
Foreign currency translation adjustments	(2,094)	(34)	(2,128)
Other comprehensive income	$ 13,726,514	$ 9,516,619	$ 23,243,133

(1)Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income as of December 31, 2019:

	Beginning Balance December 31, 2018	Change for the period	Ending Balance December 31, 2019
Unrealized gains on fixed maturity securities available for sale	$ -	$ 13,679,459	$ 13,679,459
Unrealized gains on restricted assets (1)	-	26,694	26,694
Unrealized gains on cemetery perpetual care trust investments (1)	-	22,455	22,455
Foreign currency translation adjustments	(2,823)	729	(2,094)
Other comprehensive income (loss)	$ (2,823)	$ 13,729,337	$ 13,726,514

(1)Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

19)Derivative Instruments

The following table shows the fair value and notional amounts of derivative instruments as of December 31, 2020 and 2019.

	Fair Values and Notional Amounts of Derivative Instruments
		December 31, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$659,245,038	$12,592,672	$2,464,062	$224,202,514	$2,722,580	$231,347
Call options	Other liabilities	1,873,200	--	43,097	1,813,500	--	62,265
Put options	Other liabilities	--	--	--	1,573,100	--	22,282
Total		$661,118,238	$12,592,672	$2,507,159	$227,589,114	$2,722,580	$315,894

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)
		Years ended December 31
Derivative	Classification	2020	2019
Loan commitments	Mortgage fee income	$ 7,637,377	$ 899,417

Call and put options	Gains on investments and other assets	$ 272,758	$ 626,208

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

20)Acquisitions

Kilpatrick Life Insurance Company

On December 13, 2019, the Company, through its wholly owned subsidiary, Security National Life Insurance Company (“Security National Life”) completed a stock purchase transaction with Kilpatrick Life Insurance Company, a Louisiana domiciled life insurance company (“Kilpatrick Life”) and its shareholders, which resulted in the purchase of all the outstanding shares of common stock of Kilpatrick Life. The closing of the transaction was subject to approval by the Louisiana Department of Insurance of the change of control of Kilpatrick Life, which was received on December 12, 2019.  Under the terms of the transaction, the total Purchase Price that Security National Life paid for all the shares held by the Kilpatrick shareholders was $23,779,940 subject to a $1,400,000 holdback deposited into an interest bearing escrow account, as agreed with the shareholders. The current amount that is available to be disbursed to the prior owners is $598,949.

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

Years Ended December 31, 2020 and 2019

20)Acquisitions (Continued)

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

Kilpatrick Life’s revenues and net loss since the date of acquisition for the year ended December 31, 2019 were $1,461,011 and $848,031, respectively.

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

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated February 15, 2019, Memorial Mortuary Inc. paid a net purchase price of $3,315,647 for the business and assets of Probst Family Funerals and Heber Valley Funeral Home, subject to a $150,000 holdback deposited into an escrow account. In August 2019, this escrow account was settled and $137,550 was paid to the prior owners.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

20)Acquisitions (Continued)

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows:

Cash	$ 53,859
Property and equipment	2,475,526
Receivables	13,620
Goodwill	754,018
Other	21,800
Total assets acquired	3,318,823

Bank and other loans payable	(3,176)
Total liabilities assumed	(3,176)
Fair value of net assets acquired/consideration paid	$ 3,315,647

Fair value of net assets acquired/consideration paid, net of cash acquired	$ 3,261,788

Probst Family Funerals and Heber Valley Funeral Home’s revenues and net earnings since the date of acquisition for the year ended December 31, 2019 were $796,992 and $97,400, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

21)Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table presents the MSR activity for the periods presented.

December 31
	2020	2019
Amortized cost:
Balance before valuation allowance at beginning of year	$ 17,155,529	$ 20,016,822
MSR additions resulting from loan sales	29,896,465	4,194,502
Amortization (1)	(11,841,478)	(7,055,795)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$ 35,210,516	$ 17,155,529

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$ -	$ -
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$ -	$ -

Mortgage servicing rights, net	$ 35,210,516	$ 17,155,529

Estimated fair value of MSRs at year end	$ 38,702,358	$ 22,784,571

(1) Included in other expenses on the consolidated statements of earnings

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2020 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2021	$ 4,724,439
2022	3,582,811
2023	3,030,850
2024	2,574,323
2025	2,200,840
Thereafter	19,097,253
Total	$ 35,210,516

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

21)Mortgage Servicing Rights (Continued)

During the years ended December 31, 2020 and 2019, the Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings:

	2020	2019
Contractual servicing fees	$ 8,940,612	$ 7,212,164
Late fees	305,962	365,477
Total	$ 9,246,574	$ 7,577,641

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	Years Ended December 31
	2020	2019
Servicing UPB	$ 5,070,287,864	$ 2,804,139,415

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2020	15.60	5.30	9.50
December 31, 2019	15.30	5.27	9.51

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

22)Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table provides information regarding future policy benefits and unpaid claims and the related receivable from reinsurers.

	Years Ended September 30
	2020	2019
Life	$ 674,230,463	$654,585,723
Annuities	109,522,112	113,579,831
Policyholder account balances	44,026,809	45,154,180
Accident and health	651,140	667,428
Other policyholder funds	4,354,746	4,530,227
Reported but unpaid claims	8,689,723	4,891,922
Incurred but not reported claims	3,315,094	2,191,607

Gross future policy benefits and unpaid claims	$ 844,790,087	$825,600,918

Receivable from reinsurers

Life	10,841,567	11,040,398
Annuities	4,047,301	4,038,007
Accident and health	90,231	90,113
Reported but unpaid claims	571,057	569,250
Incurred but not reported claims	19,000	10,000

Total receivable from reinsurers	15,569,156	15,747,768

Net future policy benefits and unpaid claims	$ 829,220,931	$809,853,150

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

23) Revenues from Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

Contracts with Customers

Information about Performance Obligations and Contract Balances

The Company’s cemetery and mortuary segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled. The total contract liability for future obligations is included in deferred pre-need cemetery and mortuary contract revenues on the consolidated balance sheets and, as of December 31, 2020 and 2019, the balances were $13,080,179 and 12,607,978, respectively.

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred and the funds are placed in trust until the need arises, the merchandise is received or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. As of December 31, 2020 and 2019, the balances were $12,545,753 and $12,325,437, respectively.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from a manufacturer such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received. As of December 31, 2020 and 2019, the balances were $534,426 and $282,541, respectively. Deferred revenue for at-need specialty revenue is not placed in trust.

Deferred Pre-need Land Revenue: Deferred pre-need revenue and corresponding commissions are deferred until 10% of the funds are received from the customer through regular monthly payments. As of December 31, 2020 and 2019, the balances were $-0- and $-0-, respectively. Deferred pre-need land revenue is not placed in trust.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

23)Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2020)	$ 2,778,879	$ -	$ 12,607,978
Closing (12/31/2020)	4,119,988	-	13,080,179
Increase/(decrease)	1,341,109	-	472,201

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2019)	$ 2,816,225	$ -	$ 12,508,625
Closing (12/31/2019)	2,778,879	-	12,607,978
Increase/(decrease)	(37,346)	-	99,353

(1) Included in Receivables, net on the consolidated balance sheets

The following table disaggregates the opening and closing balances of the Company’s contract balances.

Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$ -	$ 12,325,437
At-need specialty merchandise	-	282,541
Pre-need land sales	-	-
Opening (1/1/2020)	$ -	$ 12,607,978

Pre-need merchandise and services	$ -	$ 12,545,753
At-need specialty merchandise	-	534,426
Pre-need land sales	-	-
Closing (12/31/2020)	$ -	$ 13,080,179

Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$ -	$ 12,175,943
At-need specialty merchandise	-	327,302
Pre-need land sales	-	5,380
Opening (1/1/2019)	$ -	$ 12,508,625

Pre-need merchandise and services	$ -	$ 12,325,437
At-need specialty merchandise	-	282,541
Pre-need land sales	-	-
Closing (12/31/2019)	$ -	$ 12,607,978

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

23)Revenues from Contracts with Customers (Continued)

The amount of revenue recognized for the years ended December 31, 2020 and 2019 that was included in the opening contract liability balance was $4,359,709 and $3,558,103, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Years Ended December 31
	2020	2019
Major goods/service lines
At-need	$ 15,212,822	$ 12,334,777
Pre-need	5,094,613	2,961,458
	$ 20,307,435	$ 15,296,235

Timing of Revenue Recognition
Goods transferred at a point in time	$ 13,438,592	$ 10,133,723
Services transferred at a point in time	6,868,843	5,162,512
	$ 20,307,435	$ 15,296,235

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

Years Ended December 31, 2020 and 2019

23)Revenues from Contracts with Customers (Continued)

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

	Years Ended December 31
	2020	2019
Pre-need merchandise and services	$ 3,601,638	$ 3,590,266
At-need specialty merchandise	5,302	10,688
Pre-need land sales	-	-
	$ 3,606,940	$ 3,600,954

24)Leases

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

Related Party Lease Transactions

The Company does not have any related party lease transactions that require disclosure as of December 31, 2020.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

24)Leases (Continued)

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

	Year Ended December 31	Year Ended December 31
	2020	2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$ 58,576	$ 38,351
Interest on lease liabilities (2)	7,341	9,001
Operating lease cost (3)	5,408,737	5,706,490
Short-term lease cost (3)(4)	222,311	233,318
Sublease income (3)	(394,758)	(663,242)
Total lease cost	$ 5,302,207	$ 5,323,918

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 5,293,901	$ 5,567,761
Operating cash flows from finance leases	7,341	9,001
Financing cash flows from finance leases	56,982	95,931

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$ 5,631,193	$ 16,544,406
Finance leases	8,494	252,763

Weighted-average remaining lease term (in years)
Finance leases	2.74	3.23
Operating leases	5.40	4.67

Weighted-average discount rate
Finance leases	5.59%	5.47%
Operating leases	4.87%	5.06%

(1)Included in Depreciation on property and equipment on the consolidated statements of earnings

(2)Included in Interest expense on the consolidated statements of earnings

(3)Included in Rent and rent related expenses on the consolidated statements of earnings

(4)Includes leases with a term of 12 months or less

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

24)Leases (Continued)

The following table presents the maturity analysis of the Company’s lease liabilities.

	Finance Leases	Operating Leases
Lease payments due in:
2021	$ 46,898	$ 4,344,756
2022	34,458	3,004,271
2023	27,220	2,088,028
2024	4,354	1,567,924
2025	692	837,526
Thereafter	-	2,938,906
Total undiscounted lease payments	113,622	14,781,411
Less: Discount on cash flows	(8,671)	(2,859,527)
Present value of lease liabilities	$ 104,951	$ 11,921,884

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	Balance Sheet Location	Year Ended December 31 2020	Year Ended December 31 2019
Operating Leases
Right-of-use assets	Other assets	$ 11,663,245	$ 11,267,247

Lease liabilities	Other liabilities and accrued expenses	$ 11,921,884	$ 11,405,976

Finance Leases
Right-of-use assets		$ 254,276	$ 248,565
Accumulated amortization		(154,144)	(98,351)
Right-of-use assets, net	Property and equipment, net	$ 100,132	$ 150,214

Lease liabilities	Bank and other loans payable	$ 104,951	$ 153,439

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

As disclosed in Item 8: Financial Statements, the Company acquired Kilpatrick Life in December 2019. Prior to the acquisition, the Company identified a material weakness in Kilpatrick Life’s internal control over financial reporting related to change management and segregation of duties for the policy administration system. As of December 31, 2020, the known deficiencies have been remediated to the extent that they no longer give rise to a material weakness with the following controls implemented by management.

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

As of March 31, 2021, the Company has performed additional analysis and procedures to conclude that it believes the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

The Company is committed to continuous improvement of its internal control processes and will continue to diligently review its financial reporting controls and procedures as it works to remedy Kilpatrick Life’s internal controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2020. Based on that assessment management believes that at December 31, 2020, the Company’s internal control over financial reporting was effective.

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

Except for the remediation steps taken to address the material weakness related to the acquisition of Kilpatrick Life, there have not been significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position with the Company
Scott M. Quist	67	Chairman of the Board, President, Chief Executive Officer, and Director

Garrett S. Sill	50	Chief Financial Officer and Treasurer

Jason G. Overbaugh	46	Vice President, National Marketing Director of Life Insurance and Director

S. Andrew Quist	40	Vice President, General Counsel, and Director

Jeffrey R. Stephens	67	Senior General Counsel and Secretary

Stephen C. Johnson	64	Vice President - Mortgage Operations

Adam G. Quist	35	Vice President - Memorial Services, Assistant Secretary, and General Counsel

John L. Cook	66	Director

Gilbert A. Fuller	80	Director

Robert G. Hunter	61	Director

H. Craig Moody	69	Director

Norman G. Wilbur	82	Director

Directors

The following is a description of the business experience of each of the Company’s directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since 2012. Mr. Quist also serves as the Company’s President, a position he has held since 2002. He has additionally served as a director of the Company since 1986.  From 1993 to 2013, Mr. Quist served as Treasurer and a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, and as its President from 1990 to 2000. From 1986 to 1991, Mr. Quist was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since 1993.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree also from Brigham Young University.  Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his 19 year tenure as President of the Company and 34 year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that Mr. Quist should serve as Chairman of the Board, President, and Chief Executive Officer of the Company.

Jason G. Overbaugh has served as a director of the Company since 2013. Mr. Overbaugh has also served as a Vice President and the Assistant Secretary of the Company from 2002 to 2013. Mr. Overbaugh has additionally served as Vice President and National Marketing Director of Security National Life Insurance Company since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., with responsibilities over operations and sales. Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh’s expertise in insurance and marketing, and his 24 years of experience with the Company in its insurance, real estate, and mortuary and cemetery operations led the Board of Directors to conclude that he should serve as a director of the Company.

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

The Board of Directors, Board Committees, and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than five or more than twelve members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah or a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2020. Each of the directors attended 75% or more of the meetings of the Board of Directors during 2020.

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

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, H. Craig Moody, and Norman G. Wilbur (Chairman of the committee).  During 2020, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the 401(k) Retirement Savings Plans, Non-Qualified Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2020, the Compensation Committee met on two occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee).  During 2020, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become Board members consistent with criteria approved by the Board, recommends to the Board the persons to be nominated by the Board for election as directors at a meeting of stockholders, and develops and recommends to the Board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2020, the Nominating and Corporate Governance Committee met on two occasions.

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

Item 11. Executive Compensation

The following table sets forth, for each of the last two fiscal years, the compensation received by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2020 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compen-sation (2) ($)	Total ($)
Scott M. Quist Chairman of the Board, President and Chief Executive Officer	2020	$ 558,950	$ 157,800	--	--	--	$ 49,969	$ 766,719
	2019	528,498	151,300	--	--	--	48,012	727,810

Garrett S. Sill Chief Financial Officer and Treasurer	2020	$ 239,333	$ 112,000	--	--	--	$ 37,986	$ 389,319
	2019	223,373	36,200	--	--	--	36,934	296,507

Stephen C. Johnson Vice President of Mortgage Operations	2020	$ 360,000	$ 284,828	--	--	--	$ 24,400	$ 669,228
	2019	325,841	87,617	--	--	--	11,706	425,164

S. Andrew Quist Vice President and General Counsel	2020	$ 265,667	$ 138,325	--	--	--	$ 33,561	$ 437,553
	2019	245,440	92,325	--	--	--	31,686	369,451

Jeffrey R. Stephens Senior General Counsel and Secretary	2020	$ 205,167	$ 30,275	--	--	--	$ 24,928	$ 260,370
	2019	197,205	15,875	--	--	--	23,201	236,281

_____________

(1)The amounts indicated under “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” consist of amounts that the Company contributed into a trust for the benefit of the Named Executive Officers under the Company’s Non-Qualified Deferred Compensation Plan.

(2)The amounts indicated under “All Other Compensation” consist of the following amounts that the Company paid for the benefit of the Named Executive Officers:

a)payments related to the operation of automobiles for Scott M. Quist ($7,200 for each of the years 2020 and 2019); Garrett S. Sill ($4,400 for 2020 and $5,400 for 2019) and, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2020 and 2019). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist, nor the payment of insurance and property taxes with respect to the automobile operated by such executive officer;

b)group life insurance premiums that the Company paid to a group life insurance plan for Scott M. Quist, Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($114 for 2020 and $176 for 2019);

c)life insurance premiums that the Company paid for the benefit of Scott M. Quist ($15,765 for 2020 and $14,934 for 2019); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2020 and 2019);

d)medical insurance premiums that the Company paid to a medical insurance plan for Scott M. Quist ($15,118 for 2020 and $14,251 for 2019); Garrett S. Sill ($21,756 for 2020 and $20,508 for 2019); Stephen C. Johnson ($11,764 for 2020 and $11,079 for 2019); S. Andrew Quist ($21,756 for 2020 and $20,508 for 2019); and Jeffrey R. Stephens ($15,118 for 2020 and $14,251 for 2019);

e)long term disability insurance premiums that the Company paid to a provider of such insurance for Scott M. Quist ($372 for 2020 and $251 for 2019), Garrett S. Sill ($316 for 2020 and $251 for 2019), Stephen C. Johnson ($372 for 2020 and $251 for 2019), S. Andrew Quist ($339 for 2020 and $251 for 2019), and Jeffrey R. Stephens ($278 for 2020 and $251 for 2019);

f)contributions that the Company made to defined contribution plans for Scott M. Quist ($11,400 for 2020 and $11,200 for 2019); Garrett S. Sill ($11,400 for 2020 and $10,599 for 2019); Stephen C. Johnson ($11,400 for 2020 and $-0- for 2019); S. Andrew Quist ($10,927 for 2020 and $10,344 for 2019); and Jeffrey R. Stephens ($9,418 for 2020 and $8,523 for 2019); and

g)contributions that the Company made to health savings accounts for Scott M. Quist, Garrett S. Sill, S. Andrew Quist and Jeffrey R. Stephens ($-0- for each of the years 2020 and 2019); and Stephen C. Johnson ($750 for 2020 and $200 for 2019);

h)gym membership incentives for Scott M. Quist, Garrett S. Sill, and Stephen C. Johnson ($-0- for each of the years 2020 and 2019); S. Andrew Quist ($425 for 2020 and $407 for 2019); and Jeffrey R. Stephens ($-0- for each of the years 2020 and 2019);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2020 and 2019.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimburse-ments	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
Scott M. Quist	2020	$ 7,200	-	-	-	$ 11,400	$ 31,369	-	-
	2019	7,200	-	-	-	11,200	29,612	-	-

Garrett S. Sill	2020	4,400	-	-	-	$ 11,400	$ 22,186	-	-
	2019	5,400	-	-	-	10,599	20,935	-	-

Stephen C. Johnson	2020	-	-	-	-	$ 11,400	$ 13,000	-	-
	2019	-	-	-	-	-	11,706	-	-

S. Andrew Quist	2020	425	-	-	-	$ 10,927	$ 22,209	-	-
	2019	407	-	-	-	10,344	20,935	-	-

Jeffrey R. Stephens	2020	-	-	-	-	$ 9,418	$ 15,510	-	-
	2019	-	-	-	-	8,523	14,678	-	-

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 2020.

Name of Executive Officer	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Closing Price on Grant Date ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Scott M. Quist	3/27/20	--	--	--	51,250	(1)	$ 3.85	(2)	3.67	(2)	$ 29,289

Garrett S. Sill	3/27/20	--	--	--	25,625	(1)	3.67	(2)	3.67	(2)	17,243

Stephen C. Johnson	3/27/20	--	--	--	10,250	(1)	3.67	(2)	3.67	(2)	6,896

S. Andrew Quist	3/27/20	--	--	--	41,000	(1)	3.67	(2)	3.67	(2)	27,589

Jeffrey R. Stephens	3/27/20	--	--	--	7,688	(1)	3.67	(2)	3.67	(2)	5,172

_________________________

(1)The stock options have been adjusted for the 2.5% annual stock dividend declared on June 26, 2020 and paid on July 17, 2020.

(2)The stock options have been adjusted for the 2.5% annual stock dividend declared on June 26, 2020 and paid on July 17, 2020.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2020.

	Option Awards							Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (1) (#)		Option Exercise Price (2) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	12/2/16	99,672	(3)	--		6.14	12/02/21	--	--	--	--	--
	12/1/17	88,993		--		4.65	12/02/22	--	--	--	--	--
	11/30/18	79,104		--		5.34	11/30/23	--	--	--	--	--
	12/6/19	53,813	(6)	--		5.30	12/06/24	--	--	--	--	--
	3/27/20	38,438	(7)	12,812	(7)(8)	3.85	03/27/25	--	--	--	--	--

Garrett S. Sill	12/6/13	5,770		--		$ 3.30	12/06/23	--	--	--	--	--
	7/2/14	5,495		--		3.08	07/02/24	--	--	--	--	--
	12/5/14	10,989		--		3.61	12/05/24	--	--	--	--	--
	12/1/17	17,799	(4)	--		4.22	12/01/27	--	--	--	--	--
	11/30/18	22,601	(5)	--		4.86	11/30/28	--	--	--	--	--
	12/6/19	26,906	(6)	--		5.06	12/06/29	--	--	--	--	--
	3/27/20	19,219	(7)	6,406	(7)(8)	3.67	03/27/30	--	--	--	--	--

Stephen C. Johnson	4/13/12	4,543		--		$ 1.01	04/13/22	--	--	--	--	--
	12/6/13	4,327		--		3.30	12/06/23	--	--	--	--	--
	7/2/14	4,121		--		3.08	07/02/24	--	--	--	--	--
	12/5/14	8,242		--		3.61	12/05/24	--	--	--	--	--
	12/4/15	13,082		--		5.07	12/04/25	--	--	--	--	--
	12/2/16	6,230		--		5.59	12/02/26	--	--	--	--	--
	12/1/17	11,865		--		4.22	12/01/27	--	--	--	--	--
	12/6/19	10,763		--		5.06	12/06/29	--	--	--	--	--
	3/27/20	7,688		2,562	(8)	3.67	03/27/30	--	--	--	--	--

S. Andrew Quist	4/13/12	22,716		--		$ 1.01	04/13/22	--	--	--	--	--
	12/6/13	14,423		--		3.30	12/06/23	--	--	--	--	--
	7/2/14	13,736		--		3.08	07/02/24	--	--	--	--	--
	12/5/14	27,473		--		3.61	12/05/24	--	--	--	--	--
	12/4/15	26,165		--		5.07	12/04/25	--	--	--	--	--
	12/2/16	24,919		--		5.59	12/02/26	--	--	--	--	--
	12/1/17	23,732	(4)	--		4.22	12/01/27	--	--	--	--	--
	11/30/18	28,252	(5)	--		4.86	11/30/28	--	--	--	--	--
	12/6/19	43,050	(6)	--		5.06	12/06/29	--	--	--	--	--
	3/27/20	30,750	(7)	10,250	(7)(8)	3.67	03/27/30	--	--	--	--	--

Jeffrey R. Stephens	4/13/12	3,787		--		$ 1.01	04/13/22	--	--	--	--	--
	12/6/13	3,607		--		3.30	12/06/23	--	--	--	--	--
	7/2/14	3,435		--		3.08	07/02/24	--	--	--	--	--
	12/5/14	6,869		--		3.61	12/05/24	--	--	--	--	--
	12/4/15	6,542		--		5.07	12/04/25	--	--	--	--	--
	12/2/16	6,230		--		5.59	12/02/26	--	--	--	--	--
	12/1/17	5,934		--		4.22	12/01/27	--	--	--	--	--
	11/30/18	8,476		--		4.86	11/30/28	--	--	--	--	--
	12/6/19	8,072		--		5.06	12/06/29	--	--	--	--	--
	3/27/20	5,765		1,923	(8)	3.67	03/27/30	--	--	--	--	--

________________

(1)Except for options granted to Scott M. Quist that have five-year terms, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.

(2)Exercise prices have been adjusted for the effect of annual stock dividends.

(3)On December 2, 2016, Scott Quist was granted stock options to purchase 80,000 shares of Class A common stock at an exercise price of $6.14 per share or 80,000 shares of Class C common stock at an exercise price of $6.14 per share, or any combination thereof.

(4)On December 1, 2017, Garrett S. Sill was granted stock options to purchase 15,000 shares of Class A common stock at an exercise price of $4.22 per share or 15,000 shares of Class C common stock at an exercise price of $4.22 per share, or any combination thereof. Also, on December 1, 2017, S. Andrew Quist was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $4.22 per share or 20,000 shares of Class C common stock at an exercise price of $4.22 per share, or any combination thereof.

(5)On November 30, 2018, Garrett S. Sill was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $4.86 per share or 20,000 shares of Class C common stock at an exercise price of $4.86 per share, or any combination thereof. Also, on November 30, 2018, S. Andrew Quist was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $4.86 per share or 20,000 shares of Class C common stock at an exercise price of $4.86 per share, or any combination thereof.

(6)On December 6, 2019, Scott M. Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $5.30 per share or 50,000 shares of Class C common stock at an exercise price of $5.30 per share, or any combination thereof.  Also, on December 6, 2019, Garrett S. Sill was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $5.06 per share or 25,000 shares of Class C common stock at an exercise price of $5.06 per share, or any combination thereof. Also, on December 6, 2019, S. Andrew Quist was granted stock options to purchase 40,000 shares of Class A common stock at an exercise price of $5.06 per share or 40,000 shares of Class C common stock at an exercise price of $5.06 per share, or any combination thereof.

(7)On March 27, 2020, Scott M. Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $3.85 per share or 50,000 shares of Class C common stock at an exercise price of $3.85 per share, or any combination thereof.  Also, on March 27, 2020, Garrett S. Sill was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $3.67 per share or 25,000 shares of Class C common stock at an exercise price of $3.67 per share, or any combination thereof. Also, on March 27, 2020, S. Andrew Quist was granted stock options to purchase 40,000 shares of Class A common stock at an exercise price of $3.67 per share or 40,000 shares of Class C common stock at an exercise price of $3.67 per share, or any combination thereof.

(8)Stock options vest at the rate of 25% of the total number of shares per quarter over a one year period after the grant date.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vested 25% per quarter over a one year period after the grant date.
07/02/14	These options vested 25% per quarter over a one year period after the grant date.
12/05/14	These options vested 25% per quarter over a one year period after the grant date.
12/04/15	These options vested 25% per quarter over a one year period after the grant date.
12/02/16	These options vested 25% per quarter over a one year period after the grant date.
12/01/17	These options vested 25% per quarter over a one year period after the grant date.
11/30/18	These options vested 25% per quarter over a one year period after the grant date.
12/06/19	These options vested 25% per quarter over a one year period after the grant date.
03/27/20	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2020.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	130,820	$ 294,792	--	--
Garrett S. Sill	6,758	$ 13,963	--	--
Stephen C. Johnson	--	--	--	--
S. Andrew Quist	--	--	--	--
Jeffrey R. Stephens	--	--	--	--

PENSION BENEFITS

The following table sets forth the present value as of December 31, 2020 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott M. Quist	None	--	--	--
Garrett S. Sill	None	--	--	--
Stephen C. Johnson	None	--	--	--
S. Andrew Quist	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

•All compensation plans previously approved by security holders; and

•All compensation plans not previously approved by security holders.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	1,735,529 (2)	$4.33 (2)	591,872 (3)
Equity compensation plans not approved by stockholders	0	-	0

_____________________

(1)This reflects the 2013 Stock Option Plan (the "2013 Plan") and the 2014 Director Stock Option Plan (the "2014 Director Plan"). The 2013 Plan was approved by the stockholders at the annual stockholders meeting held on July 12, 2013, which reserved 450,000 shares of Class A common stock of which 150,000 shares of Class A common stock could be issued in place of up to 150,000 shares of Class C common stock for issuance thereunder. The 2014 Director Plan was approved by stockholders at the annual stockholders meeting held on July 2, 2014, which reserved 150,000 shares of Class A common stock for issuance thereunder. The 2013 Plan was amended by the stockholders at the annual stockholders meeting held on July 1, 2015 to authorize an additional 450,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 200,000 Class A common shares may be issued as up to 200,000 shares of Class C common stock. The 2013 Plan was further amended by the stockholders at the annual stockholders meeting held on June 29, 2017 to authorize an additional 500,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 250,000 Class A common shares may be issued in place of up to 250,000 shares of Class C common stock. The 2013 Plan was further amended by the stockholders at the annual stockholders meeting held on June 26, 2020 to authorize an additional 500,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 350,000 Class A common shares may be issued in place of up to 350,000 shares of Class C common stock. The 2014 Director Plan was amended by the stockholders at the annual stockholders meeting held on June 26, 2020 to authorize an additional 100,000 shares of Class A common stock to be available for issuance under the Plan.

(2)The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.

(3)This number includes 502,072 shares of Class A common stock available for future issuance under the 2013 Plan, and 89,800 shares of Class A common stock available for future issuance under the 2014 Director Plan.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The employment agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $900,000 and $660,000 during the years ended December 31, 2020 and 2019, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $6,656,363 and $5,851,670 as of December 31, 2020 and 2019, respectively.

Independent Director Compensation

Independent directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $21,600 per year ($1,800 monthly) by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each independent director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock. During 2020 each independent director was granted additional stock options to purchase 5,000 shares of Class A common stock. Upon retirement from the board, each independent director will receive “retirement compensation” equal to one month director’s fee for every year of service.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook (1)	$23,850	--	$ 4,138	--	--	--	$27,988
Gilbert A. Fuller (2)	23,850	--	4,138	--	--	--	27,988
Robert G. Hunter, M.D. (3)	21,600	--	4,138	--	--	--	25,738
H. Craig Moody (4)	23,850	--	4,138	--	--	--	27,988
Norman G. Wilbur (5)	23,850	--	4,138	--	--	--	27,988

_______________________

(1)Mr. Cook has options to purchase 52,572 shares of the Company’s Class A common stock.

(2)Mr. Fuller has options to purchase 52,572 shares of the Company’s Class A common stock.

(3)Dr. Hunter has options to purchase 71,202 shares of the Company’s Class A common stock.

(4)Mr. Moody has options to purchase 71,202 shares of the Company’s Class A common stock.

(5)Mr. Wilbur has options to purchase 37,418 shares of the Company’s Class A common stock.

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A common stock. The Company’s contribution for 2020 and 2019 was $1,690,568 and $695,560 respectively, under the “Safe Harbor” plan.

Stock Repurchase Plan

On September 7, 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company's Class A Common Stock in the open market. The Stock Repurchase Plan was amended on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company's employer matching contribution to the Employee 401(k) Retirement Savings Plan.

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

On November 25, 2019, the Company distributed a “Notice of Intent to Terminate” the ESOP Plan to all current plan participants.  The Company also filed Form 5310 “Application for Determination for Terminating Plan”, with the IRS on December 6, 2019.  Beginning in the 4th quarter of 2020, the Company began to distribute the ESOP Plan assets to participants that had made a distribution election. The Company is awaiting approval of its application from the IRS prior to its final distribution of the ESOP Plan assets to the participants. At December 31, 2020, the ESOP held 231,312 shares of Class A and 118,880 shares of Class C common stock of the Company. The trustees of the trust fund under the ESOP Plan are Scott M. Quist (Chairman), S. Andrew Quist, and Robert G. Hunter, who each serve as a director of the Company.

Non-Qualified Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005 and later in 2019. Under the terms of the plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2020 and 2019. The investment committees of the Company’s Non-Qualified Deferred Compensation Plan consists of Scott M. Quist, Stephen C. Johnson, and Garrett S. Sill.

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth the balances of the non-qualified deferred compensation account of the Named Executive Officers in fiscal 2020 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2020.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	In Last FY	In Last FY	in last FY	Distributions	at last FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	--	--	--	--	--
Garrett S. Sill	--	--	--	--	81,471	(1)
Stephen C. Johnson	--	--	--	--	99,457	(2)
S. Andrew Quist	--	--	--	--	--
Jeffrey R. Stephens	--	--	--	--	--

_______________________

(1)Includes 9,757 shares of the Company’s Class A common stock, based on the closing price of $8.35 at December 31, 2020.

(2)Includes 11,911 shares of the Company’s Class A common stock, based on the closing price of $8.35 at December 31, 2020.

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

On July 1, 2015, the stockholders approved an amendment to the 2013 Plan to authorize an additional 450,000 shares of Class A common stock under the Plan, of which up to 200,000 Class C common stock may be issued in place of up to 200,000 shares of Class A common stock. On June 29, 2017, the stockholders approved an amendment to the 2013 Plan to authorize an additional 500,000 shares of Class A common stock under the Plan, of which up to 250,000 Class C common stock may be issued in place of up to 250,000 shares of Class A common stock. On June 26, 2020, the stockholders approved an amendment to the 2013 Plan to authorize an additional 500,000 shares of Class A common stock under the Plan, of which up to 350,000 Class C common stock may be issued in place of up to 350,000 shares of Class A common stock.

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

2014 Director Stock Option Plan

On May 16, 2014, the Company adopted the 2014 Director Stock Option Plan (the “2014 Director Plan”). The 2014 Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 150,000 shares of Class A common stock for issuance there under. The 2014 Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company’s Class A common stock under the plan. The 2014 Director Plan replaces the Company’s 2006 Director Plan, which was terminated on July 2, 2014. On June 26, 2020, the stockholders approved an amendment to the 2014 Director Plan to authorize an additional 100,000 shares of Class A common stock under the Plan.

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

Based solely on its review of the copies of stock reports received by the Company with respect to fiscal 2020, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except the timely filing of Form 4 reports disclosing the granting and exercise of stock options.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2021, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) for each director of the Company, and (iii) for all executive officers and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock
Name and Address (1)	Amount Beneficially Owned	Percent of Class	Amount Beneficially Owned	Percent of Class	Amount Beneficially Owned	Percent of Class
401(k) Retirement Savings Plan (2)	2,553,413	15.5%	212,058	8.1%	2,765,471	14.5%
Scott M. and Lisa J. Quist Family Trust (3)	423,477	2.6%	1,467,026	55.9%	1,890,503	9.9%
George R. and Shirley C. Quist Partnership, Ltd. (4)	1,068,883	6.5%	746,559	28.5%	1,815,442	9.5%
M3 Funds, LLC (5)	1,427,060	8.7%	-	-	1,427,060	7.5%
Non-Qualified Deferred Compensation Plan (6)	1,288,334	7.8%	-	-	1,288,334	6.7%
Scott M. Quist (7)(8)(9)(10)(11)(12)	433,231	2.6%	281,602	10.0%	714,833	3.7%
Jason G. Overbaugh (13)	269,068	1.6%	115,022	4.2%	384,090	2.0%
S. Andrew Quist (7)(10)(14)	216,711	1.3%	136,034	4.9%	352,745	1.8%
Employee Stock Ownership Plan (ESOP) (15)	189,053	1.1%	73,589	2.8%	262,642	1.4%
Associated Investors (16)	87,214	*	136,174	5.2%	223,388	1.2%
Estate of George R. Quist	130,895	*	83,355	3.2%	214,250	1.1%
Garrett S. Sill (9)(11)(17)	102,064	*	92,931	3.4%	194,995	1.0%
Adam G. Quist (7)(18)	45,546	*	113,944	4.2%	159,490	*
Jeffrey R. Stephens (19)	155,414	*	-	-	155,414	*
Stephen C. Johnson (9)(11)(20)	113,338	*	-	-	113,338	*
H. Craig Moody (21)	84,802	*	-	-	84,802	*
Robert G. Hunter, M.D. (10)(22)	92,560	*	-	-	92,560	*
Gilbert A. Fuller (23)	53,681	*	-	-	53,681	*
John L. Cook (24)	52,572	*	-	-	52,572	*
Norman G. Wilbur (25)	33,268	*	-	-	33,268	*
All directors and executive officers
(12 persons)	1,652,255	9.5%	739,533	22.5%	2,391,788	11.6%

* Less than 1%

(1)Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 121 West Election Road, Suite 100, Draper, Utah 84020.

(2)The investment committee of the 401(k) Retirement Savings Plan consists of Scott M. Quist, Stephen C. Johnson and Garrett S. Sill, who exercise shared voting and investment powers with respect to such shares.

(3)This stock is owned by the Scott M. and Lisa J. Quist Family Trust, of which S. Andrew Quist, Amanda J. Nelson and Adam G. Quist are the trustees and, accordingly, exercise shared voting and investment powers with respect to such shares.

(4)This stock is owned by the George R. and Shirley C. Quist Partnership, Ltd., of which Scott M. Quist is the managing general partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(5)Based solely on the Schedule 13G/A filed on February 12, 2021, Jason A. Stock, Manager of M3 Partners, LP, a Delaware limited partnership, and M3 Funds, LLC, a Delaware limited liability company, General Partner of M3 Partners, LP; Jason A. Stock, Manager of M3 Funds, LLC;  Jason A. Stock, Managing Director of M3F, Inc., a Utah corporation; Jason A. Stock, individually, and William C. Waller, individually, exercise shared voting and investment powers with respect to 1,427,060 shares of the Company’s Class A common stock, or 8.7% of the outstanding shares of the Company’s Class A common stock. The address of all entities and individuals filing the Schedule 13G/A is 10 Exchange Place, Suite 510, Salt Lake City, Utah 84111.

(6)The investment committee of the Company’s Non-Qualified Deferred Compensation Plan consists of Scott M. Quist, Stephen C. Johnson, and Garrett S. Sill, who exercise shared voting and investment powers with respect to such shares.

(7)Does not include 423,477 of Class A common stock and 1,467,026 shares of Class C common stock owned by the Scott M. Quist and Lisa J. Quist Family Trust, of which S. Andrew Quist, Amanda J. Nelson and Adam G. Quist are the trustees and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)Mr. Scott Quist is the Company’s Chairman of the Board, President, and Chief Executive Officer. Includes options to purchase 168,097 shares of Class A common stock and 204,735 shares of Class C common stock that are currently exercisable. Mr. Quist’s options to purchase 204,735 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 204,735 shares of Class A common stock, or any combination thereof. Mr. Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.

(9)Does not include 2,550,857 shares of Class A common stock and 212,058 shares of Class C common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, Stephen C. Johnson and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(10)Does not include 189,053 shares of Class A common stock and 73,589 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and, accordingly, exercise shared voting and investment powers with respect to such shares.

(11)Does not include 1,288,334 shares of Class A common stock owned by the Company’s Non-Qualified Deferred Compensation Plan, of which Scott M. Quist, Stephen C. Johnson and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(12)Does not include 87,214 shares of Class A common stock and 136,174 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(13)Mr. Overbaugh is the Company’s Vice President, National Marketing Director of Life Insurance, and a director. Includes options to purchase 78,557 shares of Class A common stock and options to purchase 115,022 shares of Class C common stock that are currently exercisable. The options to purchase 78,557 shares of Class C common stock may also, at Mr. Overbaugh’s election, consist of options to purchase 78,557 shares of Class A common stock, or any combination thereof. Mr. Overbaugh has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Overbaugh will elect to purchase shares of Class A common stock with respect to such options.

(14)Mr. Andrew Quist is the Company’s Vice President, General Counsel, and a director. Includes options to purchase 129,432 shares of Class A common stock and options to purchase 136,034 shares of Class C common stock that are currently exercisable. The options to purchase 136,034 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 136,034 shares of Class A common stock, or any combination thereof. Mr. Andrew Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.

(15)The trustees of the Employee Stock Ownership Plan (ESOP) consist of Scott M. Quist, S. Andrew Quist, and Robert G. Hunter who exercise shared voting and investment powers with respect to such shares.

(16)The managing general partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers with respect to such shares.

(17)Mr. Sill is the Company’s Chief Financial Officer and Treasurer. Includes options to purchase 22,254 shares of Class A common stock and options to purchase 92,931 shares of Class C common stock that are currently exercisable. The options to purchase 92,931 shares of Class C common stock may also, at Mr. Sill’s election, consist of options to purchase 92,931 shares of Class A common stock, or any combination thereof. Mr. Sill has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Sill will elect to purchase shares of Class A common stock with respect to such options.

(18)Mr. Adam Quist is the Vice President – Memorial Services, Assistant Secretary, and General Counsel of the Company. Includes options to purchase 28,289 shares of Class A common stock and options to purchase 113,944 shares of Class C common stock that are currently exercisable. The options to purchase 113,944 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 113,944 shares of Class A common stock, or any combination thereof. Mr. Adam Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.

(19)Mr. Stephens is the Company’s Senior General Counsel and Secretary. Includes options to purchase 60,640 shares of Class A common stock granted to Mr. Stephens that are currently exercisable.

(20)Mr. Johnson is the Company’s Vice President of Mortgage Operations. Includes options to purchase 73,423 shares of Class A common stock granted to Mr. Johnson that are currently exercisable.

(21)Mr. Moody is a director of the Company. Includes options to purchase 71,202 shares of Class A common stock granted to Mr. Moody that are currently exercisable.

(22)Dr. Hunter is a director of the Company. Includes options to purchase 71,202 shares of Class A common stock granted to Dr. Hunter that are currently exercisable.

(23)Mr. Fuller is a director of the Company. Includes options to purchase 52,572 shares of Class A common stock granted to Mr. Fuller that are currently exercisable.

(24)Mr. Cook is a director of the Company. Includes options to purchase 52,572 shares of Class A common stock granted to Mr. Cook that are currently exercisable.

(25)Mr. Wilbur is a director of the Company. Includes options to purchase 30,103 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable.

The Company’s executive officers and directors, as a group, own beneficially approximately 11.6% of the outstanding shares of the Company’s Class A and Class C common stock.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2020	2019
Audit Fees (1)	$ 1,047,488	$ 917,200
Audit-Related Fees (2)	36,000	26,250
Tax Fees (3)	106,010	92,350
All Other Fees (4)	98,865	-
	$ 1,288,363	$ 1,035,800

_____________

(1)Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2020 and 2019.

(2)Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”. These fees include review of registration statements, and audits of the Company’s ESOP and 401(k) Plans.

(3)Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

(4)All other fees consist of aggregate fees billed for products and services by the independent auditors, other than those disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2)Financial Statement Schedules

II.Condensed Balance Sheets as of December 31, 2020 and 2019 and Condensed

Statement of Earnings and Cash Flows for the years ended 2020 and 2019

IV.Reinsurance

V.Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (5)
3.2	Amended and Restated Bylaws (8)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)
10.3	Amended and Restated 2014 Director Stock Option Plan (12)
10.4	Employment Agreement with Scott M. Quist (2)
10.5	Stock Repurchase Plan (6)
10.6

Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, LLC, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (7)

10.7	Coinsurance Agreement between Kilpatrick Life Insurance Company and Security National Life Insurance Company (9)
10.8	Stock Purchase Agreement among Security National Financial Corporation, Kilpatrick Life Insurance Company, and the shareholders of Kilpatrick Life Insurance Company (9)
10.9	Consolidated Statement of Assets Acquired and Liabilities Assumed at December 31, 2019 (10)
14	Code of Business Conduct and Ethics (8)
21	Subsidiaries of the Registrant
23.1	Consent of Eide Bailly LLP (4)
23.2	Consent of Mackey Price & Mecham (4)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

(1)Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987

(2)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015

(3)Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016

(4)Incorporated by reference from Registration Statement on Form S-8, as filed on September 7, 2016

(5)Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(6)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018

(7)Incorporated by reference from Report on Form 8-K, as filed on February 28, 2019

(8)Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

(9)Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019

(10)Incorporated by reference from Report on Form 8-K/A, as filed on February 26, 2020

(11)Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2021	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Scott M. Quist	Chairman of the Board, President,
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 31, 2021

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 31, 2021

/s/ Jason G. Overbaugh	Vice President and Director	March 31, 2021
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 31, 2021
S. Andrew Quist

/s/ John L. Cook	Director	March 31, 2021
John L. Cook

/s/ Gilbert A. Fuller	Director	March 31, 2021
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 31, 2021
Robert G. Hunter

/s/ H. Craig Moody	Director	March 31, 2021
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 31, 2021
Norman G. Wilbur

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION

(Parent Company Only)

Condensed Financial Information

Condensed Balance Sheets

	December 31
	2020	2019
Assets

Mortgage loans held for investment	$ 2,338,000	$ 2,952,000
Accrued investment income	-	192,608
Cash	6,042,663	1,432,830
Investment in subsidiaries (equity method)	253,972,662	188,187,440
Receivable from affiliates	9,016,823	13,190,260
Restricted cash	3,180,382	3,180,382
Other	14,793	2,422
Total assets	$ 274,565,323	$ 209,137,942

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION

(Parent Company Only)

Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2020	2019
Liabilities and Stockholders’ Equity Liabilities
Bank and other loans payable:
Current installments	$ 1,408,141	$ 1,334,798
Long-term	2,482,862	3,903,821
Advances from affiliated companies	39,513	640,774
Other liabilities and accrued expenses	2,135,515	1,847,705
Income taxes	4,512,239	4,700,239
Total liabilities	10,578,270	12,427,337

Stockholders’ Equity
Preferred stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 16,595,783 shares in 2020 and 16,107,779 shares in 2019	33,191,566	32,215,558
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C convertible common stock, $2.00 par value; 3,000,000 shares authorized; issued 2,679,603 shares in 2020 and 2,500,887 shares in 2019	5,359,206	5,001,774

Additional paid-in capital	50,287,253	46,091,112
Accumulated other comprehensive income, net of taxes	23,243,133	13,726,514
Retained Earnings	153,739,167	101,256,229
Treasury stock at cost - 227,852 Class A shares and 10,985 Class C shares in 2020; 490,823 Class A shares and -0- Class C shares in 2019	(1,833,272)	(1,580,582)
Total stockholders’ equity	263,987,053	196,710,605
Total Liabilities and Stockholders’ Equity	$ 274,565,323	$ 209,137,942

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION

(Parent Company Only)

Condensed Financial Information

Condensed Statements of Earnings

	Years Ended December 31
	2020	2019
Revenue
Net investment income	$ 235,761	$ 260,022
Fees from affiliates	1,119,172	1,152,480
Other income	522	23,864
Total revenue	1,355,455	1,436,366

Benefits and Expenses:
General and administrative expenses	1,797,872	1,100,010
Interest expense	179,799	68,821
Total benefits and expenses	1,977,671	1,168,831

Earnings before income taxes, and earnings of subsidiaries	(622,216)	267,535
Income tax benefit	97,217	304,548
Equity in earnings of subsidiaries	56,121,612	10,321,436

Net earnings	$ 55,596,613	$ 10,893,519

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION

(Parent Company Only)

Condensed Financial Information

Condensed Statements of Cash Flow

	Years Ended December 31
	2020	2019
Cash flows from operating activities:
Net earnings	$ 55,596,613	$ 10,893,519
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of affiliates	56,121,612	10,321,436
Provision for deferred and other income taxes	(188,000)	(1,508,011)
Stock based compensation expense	358,878	256,996
Benefit plans funded with treasury stock	3,939,948	695,560
Change in assets and liabilities:
Other assets	(12,371)	(2,422)
Other liabilities	287,809	(44,558)

Net cash provided by operating activities	116,104,489	20,612,520
	-	-
Cash flows from investing activities:
Investment in subsidiaries	(112,390,215)	(18,759,314)
Mortgage loans held for investment made	-	(2,593,000)
Payments received for mortgage loans held for investment	614,000	1,820,000

Net cash used in investing activities	(111,776,215)	(19,532,314)

Cash flows from financing activities:
Advances to affiliates	3,764,784	(8,694,702)
Purchase of treasury stock	(2,967,761)	(1,539,888)
Proceeds from stock options exercised	832,152	863,910
Repayment of bank loans	(1,347,616)	(579,286)
Proceeds from borrowing on bank loans	-	4,000,000

Net cash provided by (used in) financing activities	281,559	(5,949,966)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	4,609,833	(4,869,760)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,613,212	9,482,972
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$ 9,223,045	$ 4,613,212

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION

(Parent Company Only)

Condensed Financial Information

Notes to Condensed Financial Statements

1)Bank and Other Loans Payable

	December 31
	2019	2019

4.27% fixed note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2021.	$ 633,890	$ 1,238,619
Prime rate note payable in monthly installements of $75,108 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2024	3,257,113	4,000,000
Total bank and other loans	3,891,003	5,238,619
Less current installments	1,408,141	1,334,798
Bank and other loans, excluding current installments	$ 2,482,862	$ 3,903,821

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75%, secured by the capital stock of Security National Life and maturing September 30, 2021, renewable annually. At December 31, 2020, the Company was contingently liable under a standby letter of credit aggregating $348,183, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program and was contingently liable under standby letters of credit aggregating $1,585,063, to be used as collateral for residential subdivision land developments. The standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2020, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank and other loans payable:

2021	$ 1,408,141
2022	799,648
2023	825,877
2024	857,337
2025	-
Thereafter	-
Total	$ 3,891,003

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION

(Parent Company Only)

Condensed Financial Information

Notes to Condensed Financial Statements

2)     Advances from Affiliated Companies

	December 31
	2020	2019
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$ -	$ 638,418
Life insurance subsidiaries	39,513	2,356
	$ 39,513	$ 640,774

3) Dividends and Capital Contributions

In 2020 and 2019, SecurityNational Mortgage Company paid the Company cash dividends of $5,894,018 and $1,199,865, respectively.

In 2020, the Company made capital contributions to its subsidiaries in the amounts of $1,371,958 to Memorial Estates, Inc. and $500,000 to C&J Financial, LLC. In 2019, the Company made capital contributions to its subsidiaries in the amounts of $2,983,493 to Memorial Estates, Inc., $37,430 to Memorial Mortuary, Inc., $160,799 to Greer Wilson Funeral Home, Inc., $150,000 to Beta Capital Corp., $550,000 to C&J Financial, LLC and $4,000,000 to Security National Life.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2020
Life Insurance in force ($000)	$ 2,795,019	$ 377,138	$ 95,772	$ 2,513,653	3.8%

Premiums:
Life Insurance	$ 94,558,587	$ 2,275,654	$ 441,997	$ 92,724,930	0.5%
Accident and Health Insurance	295,675	-	12	295,687	0.0%
Total premiums	$ 94,854,262	$ 2,275,654	$ 442,009	$ 93,020,617	0.5%

2019
Life Insurance in force ($000)	$ 2,778,103	$ 465,460	$ 99,299	$ 2,411,942	4.1%

Premiums:
Life Insurance	$ 81,825,194	$ 547,762	$ 472,886	$ 81,750,318	0.6%
Accident and Health Insurance	110,282	-	10	110,292	0.0%
Total premiums	$ 81,935,476	$ 547,762	$ 472,896	$ 81,860,610	0.6%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals		Balance
	Beginning	Costs and	and		at End of
	of Year	Expenses	Write-offs	Reclassifications	Year
For the Year Ended December 31, 2020
Accumulated depreciation on real estate
held for investment	$ 12,788,739	$ 3,160,428	$ (1,237,500)	$ (910,694)	$ 13,800,973

Allowance for losses on mortgage loans
held for investment	1,453,037	552,090	-	-	2,005,127

Accumulated depreciation
on property and equipment	19,518,891	2,078,738	(2,418,490)	-	19,179,139

Allowance for doubtful accounts
on receivables	1,724,156	142,946	(181,720)	-	1,685,382

Allowance for doubtful accounts
on other investments	1,448,026	882,334	(684,885)	-	1,645,475

For the Year Ended December 31, 2019
Accumulated depreciation on real estate
held for investment	$ 16,739,578	$ 3,472,289	$ (2,093,633)	$ (5,329,495)	$ 12,788,739

Allowance for losses on mortgage loans
held for investment	1,347,972	137,757	(32,692)	-	1,453,037

Accumulated depreciation
on property and equipment	17,496,601	1,711,369	(69,878)	380,799	19,518,891

Allowance for doubtful accounts
on receivables	1,519,842	267,374	(63,060)	-	1,724,156

Allowance for doubtful accounts
on other investments	1,092,528	797,557	(442,059)	-	1,448,026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Year Ended December 31, 2020

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