Form 10-Q
period 2021-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2021-05-17
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes [  ] No[X]

As of May 12, 2021, the registrant had 16,701,916 shares of Class A Common Stock, $2.00 par value, outstanding and 2,631,076 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2021

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

Assets	March 31 2021 (Unaudited)	December 31 2020
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $256,894,421 and $265,150,484 for 2021 and 2020)	$279,550,528	$294,656,679
Equity securities at estimated fair value (cost of $8,913,275 and $9,698,490 for 2021 and 2020)	11,154,495	11,324,239
Mortgage loans held for investment (net of allowances for loan losses of $1,897,155 and $2,005,127 for 2021 and 2020)	244,951,952	249,343,936
Real estate held for investment (net of accumulated depreciation of $14,473,417 and $13,800,973 for 2021 and 2020)	157,040,536	131,684,453
Real estate held for sale	5,556,866	7,878,807
Other investments and policy loans (net of allowances for doubtful accounts of $1,662,394 and $1,645,475 for 2021 and 2020)	74,690,150	73,696,661
Accrued investment income	6,266,403	5,360,523
Total investments	779,210,930	773,945,298
Cash and cash equivalents	144,159,566	106,219,429
Loans held for sale at estimated fair value	304,030,372	422,772,418
Receivables (net of allowances for doubtful accounts of $1,698,691 and $1,685,382 for 2021 and 2020)	13,970,177	10,899,207
Restricted assets (including $4,160,721 and $3,989,415 for 2021 and 2020 at estimated fair value)	16,494,477	16,150,036
Cemetery perpetual care trust investments (including $2,947,117 and $2,810,070 for 2021 and 2020 at estimated fair value)	6,602,118	6,413,167
Receivable from reinsurers	15,836,062	15,569,156
Cemetery land and improvements	8,524,629	8,761,436
Deferred policy and pre-need contract acquisition costs	101,695,734	100,075,276
Mortgage servicing rights, net	42,779,361	35,210,516
Property and equipment, net	14,836,721	12,473,345
Value of business acquired	8,748,055	8,955,249
Goodwill	3,519,588	3,519,588
Other	27,819,736	27,976,357
Total Assets	$1,488,227,526	$1,548,940,478

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31 2021 (Unaudited)	December 31 2020
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$846,737,059	$844,790,087
Unearned premium reserve	3,265,505	3,328,623
Bank and other loans payable	245,973,378	297,824,368
Deferred pre-need cemetery and mortuary contract revenues	13,514,055	13,080,179
Cemetery perpetual care obligation	4,130,579	4,087,704
Accounts payable	10,404,210	8,932,683
Other liabilities and accrued expenses	64,282,931	87,650,981
Income taxes	28,051,968	25,258,800
Total liabilities	1,216,359,685	1,284,953,425

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 16,672,236 shares in 2021 and 16,595,783 shares in 2020	33,344,472	33,191,566
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,631,076 shares in 2021 and 2,679,603 shares in 2020	5,262,152	5,359,206
Additional paid-in capital	50,650,188	50,287,253
Accumulated other comprehensive income, net of taxes	17,854,611	23,243,133
Retained earnings	165,867,882	153,739,167
Treasury stock at cost - 77,825 Class A shares and 56,276 Class C shares in 2021; and 227,852 Class A shares and 10,985 Class C shares in 2020	(1,111,464)	(1,833,272)

Total stockholders' equity	271,867,841	263,987,053
Total Liabilities and Stockholders' Equity	$1,488,227,526	$1,548,940,478

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31
	2021	2020
Revenues:
Mortgage fee income	$72,998,612	$40,281,761
Insurance premiums and other considerations	23,350,210	22,291,276
Net investment income	14,293,887	13,400,499
Net mortuary and cemetery sales	5,942,126	4,458,091
Gains (losses) on investments and other assets	1,960,113	(3,212,247)
Other	4,113,658	2,389,569
Total revenues	122,658,606	79,608,949

Benefits and expenses:
Death benefits	18,312,006	13,407,627
Surrenders and other policy benefits	1,077,644	1,070,475
Increase in future policy benefits	4,254,658	7,038,033
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	3,576,865	3,515,057
Selling, general and administrative expenses:
Commissions	32,729,680	16,554,743
Personnel	24,371,505	18,719,998
Advertising	1,800,998	1,005,317
Rent and rent related	1,865,898	1,614,741
Depreciation on property and equipment	501,645	516,213
Costs related to funding mortgage loans	2,937,225	1,956,282
Other	11,949,864	10,075,542
Interest expense	1,825,599	1,818,609
Cost of goods and services sold-mortuaries and cemeteries	1,099,964	842,078
Total benefits and expenses	106,303,551	78,134,715

Earnings before income taxes	16,355,055	1,474,234
Income tax expense	(4,226,340)	(49,785)

Net earnings	$12,128,715	$1,424,449

Net earnings per Class A Equivalent common share (1)	$0.63	$0.08

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.61	$0.08

Weighted-average Class A equivalent common shares outstanding (1)	19,124,001	18,641,950

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	20,008,050	18,833,396

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
	2021	2020
Net earnings	$12,128,715	$1,424,449
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$(6,805,903)	(11,181,151)
Unrealized gains (losses) on restricted assets	(10,428)	(13,085)
Unrealized gains (losses) on cemetery perpetual care trust investments	(8,197)	(12,046)
Foreign currency translation adjustments	2,835	(445)
Other comprehensive income (loss), before income tax	(6,821,693)	(11,206,727)
Income tax benefit (expense)	1,433,171	2,354,414
Other comprehensive income (loss), net of income tax	(5,388,522)	(8,852,313)
Comprehensive income (loss)	$6,740,193	$(7,427,864)

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2021
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2021	$33,191,566	$5,359,206	$50,287,253	$23,243,133	$153,739,167	$(1,833,272)	$263,987,053

Net earnings	-	-	-	-	12,128,715	-	12,128,715
Other comprehensive loss	-	-	-	(5,388,522)	-	-	(5,388,522)
Stock-based compensation expense	-	-	39,153	-	-	-	39,153
Exercise of stock options	55,852	-	33,401	-	-	-	89,253
Sale of treasury stock	-	-	290,381	-	-	1,632,041	1,922,422
Purchase of treasury stock	-	-	-	-	-	(910,233)	(910,233)
Conversion Class C to Class A	97,054	(97,054)	-	-	-	-	-
March 31, 2021	$33,344,472	$5,262,152	$50,650,188	$17,854,611	$165,867,882	$(1,111,464)	$271,867,841

	Three Months Ended March 31, 2020
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2020	$32,215,558	$5,001,774	$46,091,112	$13,726,514	$101,256,229	$(1,580,582)	$196,710,605

Net earnings	-	-	-	-	1,424,449	-	1,424,449
Other comprehensive loss	-	-	-	(8,852,313)	-	-	(8,852,313)
Stock-based compensation expense	-	-	65,877	-	-	-	65,877
Exercise of stock options	44,822	-	(33,930)	-	-	-	10,892
Sale of treasury stock	-	-	218,280	-	-	264,081	482,361
Purchase of treasury stock	-	-	-	-	-	(129,608)	(129,608)
Stock dividends	2,322	(1,020)	2,292	-	(3,594)	-	-
Conversion Class C to Class A	22,324	(22,324)	-	-	-	-	-
March 31, 2020	$32,285,026	$4,978,430	$46,343,631	$4,874,201	$102,677,084	$(1,446,109)	$189,712,263

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2021	2020
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$100,975,851	$(63,771,244)

Cash flows from investing activities:
Purchases of fixed maturity securities	(1,753,606)	(28,691,834)
Sales, calls and maturities of fixed maturity securities	9,993,624	44,166,424
Purchases of equity securities	(367,786)	(10,650,102)
Sales of equity securities	1,376,669	7,576,507
Net changes in restricted assets	179,052	753,326
Net changes in perpetual care trusts	(47,841)	(107,286)
Mortgage loans held for investment, other investments and policy loans made	(200,084,136)	(153,050,405)
Payments received for mortgage loans held for investment, other investments and policy loans	203,929,458	149,366,124
Purchases of property and equipment	(2,865,020)	(534,737)
Purchases of real estate	(23,554,515)	(750,018)
Sales of real estate	5,147,199	4,153,329
Net cash provided by (used in) investing activities	(8,046,902)	12,231,328

Cash flows from financing activities:
Investment contract receipts	2,542,681	2,640,020
Investment contract withdrawals	(4,386,172)	(4,662,891)
Proceeds from stock options exercised	89,253	10,892
Purchases of treasury stock	(910,233)	(129,608)
Repayment of bank loans	(46,367,270)	(810,623)
Proceeds from bank loans	54,896,199	20,172,821
Net change in warehouse line borrowings for loans held for sale	(60,432,330)	16,982,783
Net cash provided by (used in) financing activities	(54,567,872)	34,203,394

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	38,361,077	(17,336,522)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	115,465,086	137,735,673

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$153,826,163	$120,399,151

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,142,375	$1,845,747
Income taxes (net of refunds)	-	-

Non Cash Operating, Investing and Financing Activities:
Accrued real estate construction costs and retainage	$4,521,048	$399,976
Benefit plans funded with treasury stock	1,922,422	482,361
Right-of-use assets obtained in exchange for operating lease liabilities	1,082,388	3,271,518
Mortgage loans held for investment foreclosed into real estate held for investment	389,145	-
Transfer of loans held for sale to mortgage loans held for investment	201,951	8,933,676
Right-of-use assets obtained in exchange for finance lease liabilities	-	9,394

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three Months Ended March 31
	2021	2020
Cash and cash equivalents	$144,159,566	$103,769,066
Restricted assets	9,256,997	15,347,648
Cemetery perpetual care trust investments	409,600	1,282,437

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$153,826,163	$120,399,151

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

1)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

March 31, 2021 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

3)Investments

The Company’s investments as of March 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$42,427,856	$1,099,519	$-	$43,527,375
Obligations of states and political subdivisions	5,370,754	209,554	(24,569)	5,555,739
Corporate securities including public utilities	179,026,864	21,203,792	(501,358)	199,729,298
Mortgage-backed securities	29,799,733	892,449	(236,547)	30,455,635
Redeemable preferred stock	269,214	13,267	-	282,481
Total fixed maturity securities available for sale	$256,894,421	$23,418,581	$(762,474)	$279,550,528
Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$8,913,275	$2,586,343	$(345,123)	$11,154,495
Total equity securities at estimated fair value	$8,913,275	$2,586,343	$(345,123)	$11,154,495
Mortgage loans held for investment at amortized cost:
Residential	$88,266,355
Residential construction	105,450,591
Commercial	55,065,455
Less: Unamortized deferred loan fees, net	(1,223,014)
Less: Allowance for loan losses	(1,897,155)
Less: Net discounts	(710,280)
Total mortgage loans held for investment	$244,951,952
Real estate held for investment - net of accumulated depreciation:
Residential	$39,752,530
Commercial	117,288,006
Total real estate held for investment	$157,040,536
Real estate held for sale:
Residential	$1,156,313
Commercial	4,400,553
Total real estate held for sale	$5,556,866
Other investments and policy loans at amortized cost:
Policy loans	$13,946,739
Insurance assignments	54,618,319
Federal Home Loan Bank stock (1)	2,544,700
Other investments	5,242,786
Less: Allowance for doubtful accounts	(1,662,394)
Total policy loans and other investments	$74,690,150
Accrued investment income	$6,266,403
Total investments	$779,210,930

(1)Includes $905,700 of Membership stock and $1,639,000 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

3)Investments (Continued)

The Company’s investments as of December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$42,381,805	$1,358,562	$-	$43,740,367
Obligations of states and political subdivisions	5,383,762	312,214	(1,261)	5,694,715
Corporate securities including public utilities	186,067,912	27,216,496	(681,478)	212,602,930
Mortgage-backed securities	31,047,791	1,565,377	(267,106)	32,346,062
Redeemable preferred stock	269,214	3,391	-	272,605
Total fixed maturity securities available for sale	$265,150,484	$30,456,040	$(949,845)	$294,656,679
Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$9,698,490	$2,376,156	$(750,407)	$11,324,239
Total equity securities at estimated fair value	$9,698,490	$2,376,156	$(750,407)	$11,324,239
Mortgage loans held for investment at amortized cost:
Residential	$95,822,448
Residential construction	111,111,777
Commercial	46,836,866
Less: Unamortized deferred loan fees, net	(1,161,132)
Less: Allowance for loan losses	(2,005,127)
Less: Net discounts	(1,260,896)
Total mortgage loans held for investment	$249,343,936
Real estate held for investment - net of accumulated depreciation:
Residential	$24,843,743
Commercial	106,840,710
Total real estate held for investment	$131,684,453
Real estate held for sale:
Residential	$3,478,254
Commercial	4,400,553
Total real estate held for sale	$7,878,807
Other investments and policy loans at amortized cost:
Policy loans	$14,171,589
Insurance assignments	53,231,131
Federal Home Loan Bank stock (1)	2,506,600
Other investments	5,432,816
Less: Allowance for doubtful accounts	(1,645,475)
Total policy loans and other investments	$73,696,661
Accrued investment income	$5,360,523
Total investments	$773,945,298

(1)Includes $866,900 of Membership stock and $1,639,700 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

3)Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities available for sale, which were carried at estimated fair value, at March 31, 2021 and December 31, 2020. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2021
Obligations of States and Political Subdivisions	$24,569	$778,979	$-	$-	$24,569	$778,979
Corporate Securities	137,661	9,760,180	363,697	9,199,818	501,358	18,959,998
Mortgage and other asset-backed securities	90,713	5,235,918	145,834	2,026,009	236,547	7,261,927
Total unrealized losses	$252,943	$15,775,077	$509,531	$11,225,827	$762,474	$27,000,904
At December 31, 2020
Obligations of States and Political Subdivisions	$1,261	$206,812	$-	$-	$1,261	$206,812
Corporate Securities	242,596	9,919,298	438,882	2,593,026	681,478	12,512,324
Mortgage and other asset-backed securities	266,522	3,455,574	584	51,961	267,106	3,507,535
Total unrealized losses	$510,379	$13,581,684	$439,466	$2,644,987	$949,845	$16,226,671

There were 79 securities with fair value of 97.3% of amortized cost at March 31, 2021. There were 63 securities with fair value of 94.7% of amortized cost at December 31, 2020. No credit losses have been recognized for the three months ended March 31, 2021 and 2020.

On a quarterly basis, the Company evaluates its fixed maturity securities available for sale. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (NAIC). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for impairment. Securities with ratings of 3 to 5 are evaluated for impairment. Securities with a rating of 6 are automatically determined to be impaired and are written down. The evaluation involves an analysis of the securities in relation to historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. If it is unlikely that the security will meet contractual obligations, the loss is considered to be other than temporary, the security is written down to the new anticipated market value and an impairment loss is recognized.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

3)Investments (Continued)

The following table presents a rollforward of the Company's cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale for the three months ended March 31:

	2021	2020
Balance of credit-related OTTI at January 1	$370,975	$-

Additions for credit impairments recognized on:
Securities not previously impaired	-	-
Securities previously impaired	-	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	-	-
Securities due to an increase in expected cash flows	-	-

Balance of credit-related OTTI at March 31	$370,975	$-

The amortized cost and estimated fair value of fixed maturity securities available for sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$21,362,110	$21,444,660
Due in 2-5 years	66,817,800	71,062,356
Due in 5-10 years	70,609,309	77,487,611
Due in more than 10 years	68,036,255	78,817,785
Mortgage-backed securities	29,799,733	30,455,635
Redeemable preferred stock	269,214	282,481
Total	$256,894,421	$279,550,528

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $40,000,000, par value, of United States Treasury fixed maturity securities with the FHLB at March 31, 2021. These securities are used as collateral on any cash borrowings from the FHLB. As of March 31, 2021, the Company did not have any amounts outstanding with the FHLB and its estimated remaining maximum borrowing capacity was $38,559,265.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

3)Investments (Continued)

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended March 31
	2021	2020
Fixed maturity securities:
Gross realized gains	$97,622	$95,821
Gross realized losses	(24,997)	-

Equity securities:
Gains (losses) on securities sold	106,569	(57,442)
Unrealized gains and (losses) on securities held at the end of the period	952,030	(2,761,856)

Other assets:
Gross realized gains	1,109,358	457,028
Gross realized losses	(280,469)	(945,798)
Total	$1,960,113	$(3,212,247)

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Information regarding sales of fixed maturity securities available for sale is summarized as follows:

	Three Months Ended March 31
	2021	2020
Proceeds from sales	$819,565	$645,750
Gross realized gains	59,794	79,411
Gross realized losses	-	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

3)Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended March 31
	2021	2020
Fixed maturity securities	$2,824,111	$2,924,714
Equity securities	128,229	92,042
Mortgage loans held for investment	6,084,417	5,653,890
Real estate	3,042,829	3,153,385
Policy loans	232,353	233,966
Insurance assignments	5,345,729	4,299,205
Other investments	13,707	25,023
Cash and cash equivalents	39,594	298,005
Gross investment income	17,710,969	16,680,230
Investment expenses	(3,417,082)	(3,279,731)
Net investment income	$14,293,887	$13,400,499

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $161,211 and $110,639 for the three months ended March 31, 2021 and 2020, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $9,864,903 at March 31, 2021 and $9,684,409 at December 31, 2020. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at March 31, 2021, other than investments issued or guaranteed by the United States Government.

Real Estate Held for Investment and Held for Sale

The Company strategically deploys resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development and mortgage foreclosures.

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

March 31, 2021 (Unaudited)

3)Investments (Continued)

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

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $99,547,615 and $71,517,902 as of March 31, 2021 and December 31, 2020, respectively. The associated bank loan carrying values totaled $55,831,600 and $46,153,283 as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company recorded impairment losses on commercial real estate held for sale of $-0- and $31,429, respectively. These impairment losses relate to an office building held by the life insurance segment. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance		Total Square Footage
	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Utah (1)	$111,008,057	$100,927,528	379,066	379,066
Louisiana	2,981,296	2,998,684	84,841	84,841
Mississippi	2,909,508	2,914,498	21,521	21,521
California	389,145	-	2,872	-

	$117,288,006	$106,840,710	488,300	485,428

(1) Includes Center53 phase 1 and phase 2 which is under construction.

The following is a summary of the Company’s commercial real estate held for sale for the periods presented:

	Net Ending Balance		Total Square Footage
	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Kansas	4,000,000	4,000,000	222,679	222,679
Texas (1)	249,000	249,000	-	-
Mississippi	151,553	151,553	-	-

	$4,400,553	$4,400,553	222,679	222,679

(1) Improved commercial pad

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

March 31, 2021 (Unaudited)

3)Investments (Continued)

The Company established Security National Real Estate Services (“SNRE”) to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.

As of March 31, 2021, SNRE manages 5 residential properties in 4 states across the United States.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment and sale is $1,657,285 and $4,327,079 as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020 the Company did not record any impairment losses on residential real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	March 31 2021	December 31 2020
Utah (1)	39,466,349	$24,557,562
Washington (2)	286,181	286,181
	$39,752,530	$24,843,743

(1) Includes subdivision land developments

(2) Improved residential lots

Additional information regarding the Company’s subdivision land developments in Utah is summarized as follows:

	March 31 2021	December 31 2020
Lots available for sale	81	36
Lots to be developed	369	350
Ending Balance (1)	$39,251,557	$23,777,478

(1) The estimated remaining cost to complete the undeveloped lots is $15,613,000 and $17,354,000 as of March 31, 2021 and December 31, 2020, respectively.

The following is a summary of the Company’s residential real estate held for sale for the periods presented:

	Net Ending Balance
	March 31 2021	December 31 2020
Nevada	$979,640	$979,640
Florida	166,673	744,322
Ohio	10,000	10,000
Utah	-	1,744,292
	$1,156,313	$3,478,254

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

3)Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company.  As of March 31, 2021, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
121 W. Election Rd., Draper, UT	Corporate Offices, Life Insurance and Cemetery/Mortuary Operations	78,979	18%
5201 Green Street, Salt Lake City, UT (1)	Life Insurance and Mortgage Operations	39,157	73%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	19,694	28%
1818 Marshall Street, Shreveport, LA (1)	Life Insurance Operations	12,274	100%
909 Foisy Street, Alexandria, LA (1)	Life Insurance Sales	8,059	100%
812 Sheppard Street, Minden, LA (1)	Life Insurance Sales	1,560	100%
1550 N 3rd Street, Jena, LA (1)	Life Insurance Sales	1,737	100%

(1) Included in property and equipment on the condensed consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2021, the Company had 54%, 14%, 9%, 3%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada, and Arizona, respectively. At December 31, 2020, the Company had 57%, 13%, 9%, 4%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

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

March 31, 2021 (Unaudited)

3)Investments (Continued)

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

March 31, 2021 (Unaudited)

3)Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Commercial	Residential	Residential Construction	Total
March 31, 2021
Allowance for credit losses:
Beginning balance - January 1, 2021	$187,129	$1,774,796	$43,202	$2,005,127
Charge-offs	-	-	-	-
Provision	-	(107,972)	-	(107,972)
Ending balance - March 31, 2021	$187,129	$1,666,824	$43,202	$1,897,155

Ending balance: individually evaluated for impairment	$-	$207,578	$-	$207,578

Ending balance: collectively evaluated for impairment	$187,129	$1,459,246	$43,202	$1,689,577

Mortgage loans:
Ending balance	$55,065,455	$88,266,355	$105,450,591	$248,782,401

Ending balance: individually evaluated for impairment	$1,068,365	$4,436,082	$200,963	$5,705,410

Ending balance: collectively evaluated for impairment	$53,997,090	$83,830,273	$105,249,628	$243,076,991

December 31, 2020
Allowance for credit losses:
Beginning balance	$187,129	$1,222,706	$43,202	$1,453,037
Charge-offs	-	-	-	-
Provision	-	552,090	-	552,090
Ending balance	$187,129	$1,774,796	$43,202	$2,005,127

Ending balance: individually evaluated for impairment	$-	$219,905	$-	$219,905

Ending balance: collectively evaluated for impairment	$187,129	$1,554,891	$43,202	$1,785,222

Mortgage loans:
Ending balance	$46,836,866	$111,111,777	$95,822,448	$253,771,091

Ending balance: individually evaluated for impairment	$2,148,827	$7,932,680	$200,963	$10,282,470

Ending balance: collectively evaluated for impairment	$44,688,039	$103,179,097	$95,621,485	$243,488,621

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

3)Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

	Commercial	Residential	Residential Construction	Total
March 31, 2021
30-59 Days Past Due	$-	$4,352,659	$301,071	$4,653,730
60-89 Days Past Due	2,027,048	1,317,057	-	3,344,105
Greater Than 90 Days (1)	817,429	2,522,314	-	3,339,743
In Process of Foreclosure (1)	250,936	1,913,768	200,963	2,365,667
Total Past Due	3,095,413	10,105,798	502,034	13,703,245
Current	51,970,042	78,160,557	104,948,557	235,079,156
Total Mortgage Loans	55,065,455	88,266,355	105,450,591	248,782,401
Allowance for Loan Losses	(187,129)	(1,666,824)	(43,202)	(1,897,155)
Unamortized deferred loan fees, net	(115,893)	(951,108)	(156,013)	(1,223,014)
Unamortized discounts, net	(358,587)	(351,693)	-	(710,280)
Net Mortgage Loans	$54,403,846	$85,296,730	$105,251,376	$244,951,952

December 31, 2020
30-59 Days Past Due	$233,200	$5,866,505	$127,191	$6,226,896
60-89 Days Past Due	812,780	2,048,148	-	2,860,928
Greater Than 90 Days (1)	2,148,827	5,669,583	-	7,818,410
In Process of Foreclosure (1)	-	2,263,097	200,963	2,464,060
Total Past Due	3,194,807	15,847,333	328,154	19,370,294
Current	43,642,059	79,975,115	110,783,623	234,400,797
Total Mortgage Loans	46,836,866	95,822,448	111,111,777	253,771,091
Allowance for Loan Losses	(187,129)	(1,774,796)	(43,202)	(2,005,127)
Unamortized deferred loan fees, net	(32,557)	(909,864)	(218,711)	(1,161,132)
Unamortized discounts, net	(880,721)	(380,175)	-	(1,260,896)
Net Mortgage Loans	$45,736,459	$92,757,613	$110,849,864	$249,343,936

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2021
With no related allowance recorded:
Commercial	$1,068,365	$1,068,365	$-	$1,068,365	$-
Residential	3,054,262	3,054,262	-	3,054,262	-
Residential construction	200,963	200,963	-	200,963	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,381,820	1,381,820	207,578	1,381,820	-
Residential construction	-	-	-	-	-

Total:
Commercial	$1,068,365	$1,068,365	$-	$1,068,365	$-
Residential	4,436,082	4,436,082	207,578	4,436,082	-
Residential construction	200,963	200,963	-	200,963	-

December 31, 2020
With no related allowance recorded:
Commercial	$2,148,827	$2,148,827	$-	$1,866,819	$-
Residential	6,415,419	6,415,419	-	5,010,078	-
Residential construction	200,963	200,963	-	555,278	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,517,261	1,517,261	219,905	1,182,368	-
Residential construction	-	-	-	-	-

Total:
Commercial	$2,148,827	$2,148,827	$-	$1,866,819	$-
Residential	7,932,680	7,932,680	219,905	6,192,446	-
Residential construction	200,963	200,963	-	555,278	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

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

The Company’s performing and non-performing mortgage loans held for investment were as follows:

	Commercial		Residential		Residential Construction		Total
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

Performing	$53,997,090	$44,688,039	$83,830,273	$87,889,768	$105,249,628	$110,910,814	$243,076,991	$243,488,621
Non-performing	1,068,365	2,148,827	4,436,082	7,932,680	200,963	200,963	5,705,410	10,282,470

Total	$55,065,455	$46,836,866	$88,266,355	$95,822,448	$105,450,591	$111,111,777	$248,782,401	$253,771,091

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $321,000 and $491,000 as of March 31, 2021 and December 31, 2020, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	As of March 31 2021	As of December 31 2020
Commercial	$1,068,365	$2,148,827
Residential	4,436,082	7,932,680
Residential construction	200,963	200,963
Total	$5,705,410	$10,282,470

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

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

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of March 31 2021	As of December 31 2020

Aggregate fair value	$304,030,372	$422,772,418
Unpaid principal balance	294,207,728	406,407,323
Unrealized gain	9,822,644	16,365,095

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended March 31
	2021	2020
Loan fees	$9,539,956	$8,916,153
Interest income	2,311,802	1,680,459
Secondary gains	68,438,933	26,641,492
Change in fair value of loan commitments	314,466	3,275,032
Change in fair value of loans held for sale	(6,945,882)	381,734
Provision for loan loss reserve	(660,663)	(613,109)
Mortgage fee income	$72,998,612	$40,281,761

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

4)Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31 2021	As of December 31 2020
Balance, beginning of period	$20,583,618	$4,046,288
Provision on current loan originations (1)	660,663	4,938,214
Additional provision for loan loss reserve	-	16,506,030
Charge-offs, net of recaptured amounts	(19,039,298)	(4,906,914)
Balance, end of period	$2,204,983	$20,583,618

(1) Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the three months ended March 31, 2021, $660,663 in reserves were added at a rate of 4.5 basis points per loan, the equivalent of $450 per $1,000,000 in loans originated. This is an increase over the three months ended March 31, 2020, when reserves were added at a rate of 2.5 basis points per loan originated, the equivalent of $250 per $1,000,000 in loans originated.  The Company also increased its loan loss reserve for the year ended December 31, 2020 by an additional $16,506,030 to account for changes in estimates specific to settlements of loan losses. See Note 11 for additional information regarding mortgage loan loss settlements. The economic impact of COVID-19 and subsequent government action has increased the potential for losses due to early payoff penalties and potential for losses due to increased delinquency.  The unique nature of these current events creates significant difficulty for forecasting potential future losses. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of March 31, 2021, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

5)Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $39,153 and $65,877 has been recognized for these plans for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total unrecognized compensation expense related to the options issued was $-0-.

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

A summary of the status of the Company’s stock compensation plans as of March 31, 2021, and the changes during the three months ended March 31, 2021, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,072,863	$4.33	662,666	$4.73
Adjustment for effect of stock dividends	-		-
Granted	-		-
Exercised	(32,925)		-
Cancelled	-		-
Outstanding at March 31, 2021	1,039,938	$4.34	662,666	$4.73

As of March 31, 2021:
Options exercisable	1,039,938	$4.34	662,666	$4.73

As of March 31, 2021:
Available options for future grant	330,371		266,500

Weighted average contractual term of options
outstanding at March 31, 2021	6.28years		6.71years

Weighted average contractual term of options
exercisable at March 31, 2021	6.28years		6.71years

Aggregated intrinsic value of options
outstanding at March 31, 2021 (1)	$5,212,677		$3,059,620

Aggregated intrinsic value of options
exercisable at March 31, 2021 (1)	$5,212,677		$3,059,620

(1) The Company used a stock price of $9.35 as of March 31, 2021 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

5)Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of March 31, 2020, and the changes during the three months ended March 31, 2020, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,086,053	$4.41	594,132	$5.36
Adjustment for effect of stock dividends	829		-
Granted	37,500		90,000
Exercised	(42,294)		-
Cancelled	-		-
Outstanding at March 31, 2020	1,082,088	$4.44	684,132	$5.15

As of March 31, 2020:
Options exercisable	985,366	$4.42	452,381	$5.39

As of March 31, 2020:
Available options for future grant	97,218		-

Weighted average contractual term of options
outstanding at March 31, 2020	5.57years		5.96years

Weighted average contractual term of options
exercisable at March 31, 2020	5.16years		4.70years

Aggregated intrinsic value of options
outstanding at March 31, 2020 (1)	$489,237		$41,150

Aggregated intrinsic value of options
exercisable at March 31, 2020 (1)	$471,642		$-

(1) The Company used a stock price of $4.27 as of March 31, 2020 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months March 31, 2021 and 2020 was $139,035 and $73,072, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

6)Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2021	2020
Numerator:
Net earnings	$12,128,715	$1,424,449
Denominator:
Basic weighted-average shares outstanding	19,124,001	18,641,950
Effect of dilutive securities:
Employee stock options	884,049	191,446

Diluted weighted-average shares outstanding	20,008,050	18,833,396

Basic net earnings per share	$0.63	$0.08

Diluted net earnings per share	$0.61	$0.08

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the three months March 31, 2021 and 2020, there were -0- and 1,316,506 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock for the periods presented:

	Class A	Class C
Outstanding shares at December 31, 2019	16,107,779	2,500,887
Exercise of stock options	22,411	-
Stock dividends	404,839	61,720
Conversion of Class C to Class A	11,162	(11,162)
Outstanding shares at March 31, 2020	16,546,191	2,551,445

Outstanding shares at December 31, 2020	16,595,783	2,679,603
Exercise of stock options	27,926	-
Stock dividends	-	-
Conversion of Class C to Class A	48,527	(48,527)
Outstanding shares at March 31, 2021	16,672,236	2,631,076

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

March 31, 2021 (Unaudited)

7)Business Segment Information (Continued)

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2020. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2021
Revenues from external customers	$38,943,834	$6,999,265	$76,715,507	$-	$122,658,606
Intersegment revenues	1,902,052	77,507	161,016	(2,140,575)	-
Segment profit before income taxes	2,695,028	2,700,945	10,959,082	-	16,355,055

Identifiable Assets	1,174,305,180	57,269,639	337,524,300	(84,391,181)	1,484,707,938
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	1,177,070,750	58,023,657	337,524,300	(84,391,181)	1,488,227,526
		-
For the Three Months Ended
March 31, 2020
Revenues from external customers	$33,205,762	$4,013,696	$42,389,491	$-	$79,608,949
Intersegment revenues	908,168	103,514	200,332	(1,212,014)	-
Segment profit before income taxes	(3,069,167)	104,801	4,438,600	-	1,474,234

Identifiable Assets	1,124,244,140	79,695,043	278,195,425	(109,493,359)	1,372,641,249
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	1,127,009,710	80,449,061	278,195,425	(109,493,359)	1,376,160,837

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

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

March 31, 2021 (Unaudited)

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

Mortgage Servicing Rights: The Company initially recognizes Mortgage Servicing Rights (“MSRs”) at their estimated fair values derived from the net cash flows associated with the servicing contracts, where the Company assumes the obligation to service the loan in the sale transaction. See Note 12 for more information regarding MSRs.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$279,550,528	$-	$277,359,435	$2,191,093
Equity securities	11,154,495	11,154,495	-	-
Loans held for sale	304,030,372	-	-	304,030,372
Restricted assets (1)	1,456,017	-	1,456,017	-
Restricted assets (2)	2,704,704	2,704,704	-	-
Cemetery perpetual care trust investments (1)	738,979	-	738,979	-
Cemetery perpetual care trust investments (2)	2,208,138	2,208,138	-	-
Derivatives - loan commitments (3)	10,671,623	-	-	10,671,623
Total assets accounted for at fair value on a recurring basis	$612,514,856	$16,067,337	$279,554,431	$316,893,088

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(79,567)	$(79,567)	$-	$-
Derivatives - loan commitments (4)	(228,547)	-	-	(228,547)
Total liabilities accounted for at fair value on a recurring basis	$(308,114)	$(79,567)	$-	$(228,547)

(1) Fixed maturity securities available for sale

(2) Equity securities

(3) Included in other assets on the consolidated balance sheets

(4) Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$294,656,679	$-	$292,455,504	$2,201,175
Equity securities	11,324,239	11,324,239	-	-
Loans held for sale	422,772,418	-	-	422,772,418
Restricted assets (1)	1,473,637	-	1,473,637	-
Restricted assets (2)	2,515,778	2,515,778	-	-
Cemetery perpetual care trust investments (1)	747,767	-	747,767	-
Cemetery perpetual care trust investments (2)	2,062,303	2,062,303	-	-
Derivatives - loan commitments (3)	12,592,672	-	-	12,592,672
Total assets accounted for at fair value on a recurring basis	$748,145,493	$15,902,320	$294,676,908	$437,566,265

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(43,097)	$(43,097)	$-	$-
Derivatives - loan commitments (4)	(2,464,062)	-	-	(2,464,062)
Total liabilities accounted for at fair value on a recurring basis	$(2,507,159)	$(43,097)	$-	$(2,464,062)

(1) Fixed maturity securities available for sale

(2) Equity securities

(3) Included in other assets on the consolidated balance sheets

(4) Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	3/31/2021	Technique	Input(s)	Value	Value	Average
Loans held for sale	$304,030,372	Market approach	Investor contract pricing as a percentage of unpaid principal balance	95.0%	109.0%	103.0%

Derivatives - loan commitments (net)	10,443,076	Market approach	Pull-through rate	61.0%	92.0%	82.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	129 bps	55 bps

Fixed maturity securities available for sale	2,191,093	Broker quotes	Pricing quotes	$90.83	$119.33	$113.57

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2020	Technique	Input(s)	Value	Value	Average
Loans held for sale	$422,772,418	Market approach	Investor contract pricing as a percentage of unpaid principal balance	99.0%	110.0%	104.0%

Derivatives - loan commitments (net)	10,128,610	Market approach	Pull-through rate	52.0%	92.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	184 bps	58 bps

Fixed maturity securities available for sale	2,201,175	Broker quotes	Pricing quotes	$90.83	$119.33	$113.47

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2020	$10,128,610		$422,772,418		$2,201,175
Originations and purchases	-		1,449,841,009		-
Sales, maturities and paydowns	-		(1,614,880,058)		(11,100)
Transfer to mortgage loans held for investment	-		(201,951)		-
Total gains (losses):
Included in earnings	314,466	(1)	46,498,954	(1)	893	(2)
Included in other comprehensive income	-		-		125

Balance - March 31, 2021	$10,443,076		$304,030,372		$2,191,093

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

(2) As a component of Net investment income on the condensed consolidated statements of earnings

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2019	$2,491,233		$213,457,632		$3,216,382
Originations and purchases	-		792,193,592		-
Sales, maturities and paydowns	-		(739,130,456)		(10,300)
Transfer to mortgage loans held for investment	-		(8,933,676)		-
Total gains (losses):
Included in earnings	3,275,032	(1)	23,465,484	(1)	828	(2)
Included in other comprehensive income	-		-		68,416

Balance - March 31, 2020	$5,766,265		$281,052,576		$3,275,326

(1) As a component of Mortgage fee income on the condensed consolidated statements of earnings

(2) As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at March 31, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,174,242	$-	$-	$1,174,242
Total assets accounted for at fair value on a nonrecurring basis	$1,174,242	$-	$-	$1,174,242

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,297,356	$-	$-	$1,297,356
Impaired real estate held for sale	4,249,000	-	-	4,249,000
Total assets accounted for at fair value on a nonrecurring basis	$5,546,356	$-	$-	$5,546,356

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2021 and December 31, 2020.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2021:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$85,296,730	$-	$-	$90,940,077	$90,940,077
Residential construction	105,251,376	-	-	105,251,376	105,251,376
Commercial	54,403,846	-	-	55,014,500	55,014,500
Mortgage loans held for investment, net	$244,951,952	$-	$-	$251,205,953	$251,205,953
Policy loans	13,946,739	-	-	13,946,739	13,946,739
Insurance assignments, net (1)	52,955,925	-	-	52,955,925	52,955,925
Restricted assets (2)	3,076,760	-	-	3,076,760	3,076,760
Cemetery perpetual care trust investments (2)	1,450,600	-	-	1,450,600	1,450,600
Mortgage servicing rights, net	42,779,361	-	-	55,087,150	55,087,150

Liabilities
Bank and other loans payable	$(245,973,378)	$-	$-	$(245,973,378)	$(245,973,378)
Policyholder account balances (3)	(43,728,587)	-	-	(42,141,870)	(42,141,870)
Future policy benefits - annuities (3)	(108,202,268)	-	-	(112,119,227)	(112,119,227)

(1) Included in other investments and policy loans on the condensed consolidated balance sheets

(2) Mortgage loans held for investment

(3) Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

8)Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2020:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$92,757,613	$-	$-	$100,384,283	$100,384,283
Residential construction	110,849,864	-	-	110,849,864	110,849,864
Commercial	45,736,459	-	-	45,259,425	45,259,425
Mortgage loans held for investment, net	$249,343,936	$-	$-	$256,493,572	$256,493,572
Policy loans	14,171,589	-	-	14,171,589	14,171,589
Insurance assignments, net (1)	51,585,656	-	-	51,585,656	51,585,656
Restricted assets (2)	3,317,877	-	-	3,317,877	3,317,877
Cemetery perpetual care trust investments (2)	1,468,600	-	-	1,468,600	1,468,600
Mortgage servicing rights, net	35,210,516	-	-	38,702,358	38,702,358

Liabilities
Bank and other loans payable	$(297,824,368)	$-	$-	$(297,824,368)	$(297,824,368)
Policyholder account balances (3)	(44,026,809)	-	-	(42,220,725)	(42,220,725)
Future policy benefits - annuities (3)	(106,522,113)	-	-	(112,354,186)	(112,354,186)

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

March 31, 2021 (Unaudited)

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

March 31, 2021 (Unaudited)

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

The following table shows the notional amount and fair value of derivatives as of March 31, 2021 and December 31, 2020.

	Fair Values and Notional Values of Derivative Instruments
		March 31, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$817,802,853	$10,671,623	$228,547	$659,245,038	$12,592,672	$2,464,062
Call options	Other liabilities	2,042,500	-	79,567	1,873,200	-	43,097
Total		$819,845,353	$10,671,623	$308,114	$661,118,238	$12,592,672	$2,507,159

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

10)Derivative Instruments (Continued)

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)
		Three Months Ended March 31
Derivative	Classification	2021	2020
Loan commitments	Mortgage fee income	$314,466	$3,275,032

Call and put options	Gains on investments and other assets	$26,762	$(737,860)

11)Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2021 and December 31, 2020, the balances were $2,204,983 and $20,583,618, respectively. The Company believes that the final loan loss reserve as of March 31, 2021, represents its best estimate for adequate loss reserves on loans sold.

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

Thereafter, in 2016, Lehman Holdings filed an adversary proceeding complaint against approximately 150 mortgage loan originators, including SecurityNational Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York, which included seeking damages relating to the alleged obligations of the defendants under indemnification provisions of alleged agreements, in amounts to be determined at trial, including interest, attorneys’ fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants. The complaint was later amended with the latest amended complaint filed against SecurityNational Mortgage on December 27, 2016, seeking damages to be determined at trial, including interest, attorneys’ fees and costs. This complaint involved approximately 135 mortgage loans, there being millions of dollars allegedly in dispute. These claims against SecurityNational Mortgage were asserted as a result of Lehman Holdings’ earlier settlements with the FederalNational Mortgage Association (“Fannie Mae”) and the Federal Home Loan Corporation (“Freddie Mac”).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

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

On February 1, 2021, SecurityNational Mortgage executed a settlement agreement with Lehman Holdings in relation to these two adversary proceedings wherein all mortgage loan related claims were resolved, thereby ending all liabilities asserted by Lehman Holdings and conclusively ending all proceedings between SecurityNational Mortgage and Lehman Holdings. In accordance with GAAP, the full amount of SecurityNational Mortgage’s settlement payment was accounted for in the Company’s loan loss reserve as of December 31, 2020 and was paid during the first quarter 2021.

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

The Company, through its subsidiary SecurityNational Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $175,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2% and matures on November 15, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

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

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement.  As of March 31, 2021, the Company believes that it was in compliance with all debt covenants.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

11)Reinsurance, Commitments and Contingencies (Continued)

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of March 31, 2021, the Company’s commitments were approximately $194,792,000 for these loans, of which $109,977,951 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

March 31, 2021 (Unaudited)

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

The following is a summary of the MSR activity for the periods presented.

	As of March 31 2021	As of December 31 2020
Amortized cost:
Balance before valuation allowance at beginning of year	$35,210,516	$17,155,529
MSR additions resulting from loan sales	11,008,149	29,896,465
Amortization (1)	(3,439,304)	(11,841,478)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$42,779,361	$35,210,516

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$42,779,361	$35,210,516

Estimated fair value of MSRs at end of period	$55,087,150	$38,702,358

(1) Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

12)Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2021	5,760,982
2022	4,670,850
2023	4,116,524
2024	3,617,054
2025	3,191,065
Thereafter	21,422,886
Total	$42,779,361

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended March 31
	2021	2020
Contractual servicing fees	$3,387,472	$1,784,944
Late fees	81,050	97,808
Total	$3,468,522	$1,882,752

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of March 31 2021	As of December 31 2020
Servicing UPB	$5,824,986,566	$5,070,287,864

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2021	11.90	6.72	9.50
December 31, 2020	15.60	5.30	9.50

13) Income Taxes

The Company’s overall effective tax rate for the three months ended March 31, 2021 and 2020 was 25.8% and 3.4%, respectively, which resulted in a provision for income taxes of $4,226,340 and $49,785, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes.  The effective tax rate in the current period increased when compared to the prior year period partly due the Coronavirus Aid Relief and Economic Security (“CARES”) Act.

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although the Company believes its tax estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals.

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2021)	$4,119,988	$-	$13,080,179
Closing (3/31/2021)	3,988,538	-	13,514,055
Increase/(decrease)	(131,450)	-	433,876

	Contract Balances
	Receivables(1)	Contract Asset	Contract Liability
Opening (1/1/2020)	$2,778,879	$-	$12,607,978
Closing (12/31/2020)	4,119,988	-	13,080,179
Increase/(decrease)	1,341,109	-	472,201

(1) Included in Receivables, net on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The amount of revenue recognized and included in the opening contract liability balance for the three months ended March 31, 2021 and 2020 was $1,135,001 and $950,772, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended March 31
	2021	2020
Major goods/service lines
At-need	$4,042,020	$3,385,191
Pre-need	1,900,106	1,072,900
	$5,942,126	$4,458,091

Timing of Revenue Recognition
Goods transferred at a point in time	$4,198,673	$2,993,704
Services transferred at a point in time	1,743,453	1,464,387
	$5,942,126	$4,458,091

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended March 31
	2021	2020
Net mortuary and cemetery sales	$5,942,126	$4,458,091
Gains (losses) on investments and other assets	798,340	(660,123)
Net investment income	230,304	204,846
Other revenues	28,495	10,882
Revenues from external customers	6,999,265	4,013,696

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

The following table shows the condensed financial results of the insurance operations for three months ended March 31, 2021 and 2020.  See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2021	2020	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$23,350	$22,291	5%
Net investment income	13,939	13,051	7%
Gains (losses) on investments and other assets	1,162	(2,545)	146%
Other	493	408	21%
Total	$38,944	$33,205	17%
Intersegment revenue	$1,902	$908	109%
Earnings before income taxes	$2,695	$(3,069)	188%

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the three months ended March 31, 2021 has increased due to a $3,707,000 increase in gains on investments and other assets primarily due to an increase in the fair value of equity securities, a $2,783,000 decrease in future policy benefits, a $1,059,000 increase in insurance premiums and other considerations, a $994,000 increase in intersegment revenue, a $980,000 decrease in selling, general and administrative expenses, a $887,000 increase in net investment income, a $253,000 decrease in interest expense, an $85,000 increase in other revenues, and a $59,000 decrease in intersegment interest expense and other expenses. This increase was partially offset by a $4,912,000 increase in death, surrenders and other policy benefits and a $131,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three months ended March 31, 2021 and 2020. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2021	2020	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$2,020	$1,762	15%
Cemetery revenues	3,922	2,696	45%
Net investment income	230	205	12%
Gains (losses) on investments and other assets	798	(660)	221%
Other	29	11	164%
Total	$6,999	$4,014	74%
Earnings before income taxes	$2,701	$105	2472%

Profitability in the three months ended March 31, 2021 has increased due to a $1,458,000 increase in gains on investments and other assets primarily attributable to a $649,000 increase in gains on real estate sales and an $810,000 increase in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments, an $827,000 increase in cemetery pre-need sales, a $398,000 increase in cemetery at-need sales, a $259,000 increase in mortuary at-need sales, a $69,000 decrease in amortization of deferred policy acquisition costs, a $48,000 decrease in interest expense, a $25,000 increase in net investment income, a $19,000 decrease in intersegment interest expense and other expenses, and a $17,000 increase in other revenues. This increase was partially offset by a $242,000 increase in selling, general and administrative expenses, a $258,000 increase in costs of goods sold, and a $26,000 decrease in intersegment revenues.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 70% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the three months ended March 31, 2021 and 2020, SecurityNational Mortgage originated 5,361 loans ($1,415,821,000 total volume) and 3,067 loans ($769,309,000 total volume), respectively. For the three months ended March 31, 2021 and 2020, EverLEND Mortgage originated 110 loans ($34,020,000 total volume) and 86 loans ($22,885,000 total volume), respectively.

During the COVID-19 pandemic, the demand for mortgage loans has increased. The Company has seen most markets increase their demand for new homes and refinances on existing homes. The Company has transitioned 90% of its processes to a work from home environment.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2021 and 2020.  See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2021	2020	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$68,439	$26,641	157%
Income from loan originations	11,192	9,984	12%
Change in fair value of loans held for sale	(6,946)	382	(1918%)
Change in fair value of loan commitments	314	3,275	(90%)
Net investment income	125	144	(13%)
Gains on investments and other assets	-	(7)	(100%)
Other	3,592	1,970	82%
Total	$8,277	$15,748	81%
Earnings before income taxes	$10,959	$4,439	147%

Included in other revenues is service fee income. The increase in earnings for the three months ended March 31, 2021 was due to an increase in mortgage loan originations and refinancings, and subsequent sales of mortgage loans into the secondary market. This increase in earnings is primarily attributable to a $41,798,000 increase in secondary gains from investors, a $1,622,000 increase in other revenues, and a $1,208,000 increase in income from loan originations. This increase was partially offset by a $16,264,000 increase in commissions, by a $7,328,000 decrease in the fair value of loans held for sale, a $2,960,000 decrease in the fair value of loan commitments, a $5,666,000 increase in personnel expenses, a $2,548,000 increase in other expenses, a $1,008,000 increase in intersegment interest expense, a $981,000 increase in costs related to funding mortgage loans, a $735,000 increase in advertising expenses, a $308,000 increase in interest expense, and a $252,000 increase in rent and rent related expenses.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of March 31, 2021 and December 31, 2020, the balances were $2,204,983 and $20,583,618, respectively.

Consolidation

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total revenues increased by $43,050,000, or 54.1%, to $122,659,000 for the three months ended March 31, 2021, from $79,609,000 for the comparable period in 2020. Contributing to this increase in total revenues was a $32,717,000 increase in mortgage fee income, a $5,172,000 increase in gains on investments and other assets, a $1,484,000 increase in net mortuary and cemetery sales, a $1,724,000 increase in other revenues, a $1,059,000 increase in insurance premiums and other considerations, and an $894,000 increase in net investment income.

Insurance premiums and other considerations increased by $1,059,000, or 4.8%, to $23,350,000 for the three months ended March 31, 2021, from $22,291,000 for the comparable period in 2020. This increase was due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $894,000, or 6.7%, to $14,294,000 for the three months ended March 31, 2021, from $13,400,000 for the comparable period in 2020. This increase was primarily attributable to a $1,047,000 increase in insurance assignment income, a $431,000 increase in mortgage loan interest, and a $36,000 increase in equity securities income. This increase was partially offset by a $258,000 decrease in interest on cash and cash equivalents, a $137,000 increase in investment expenses, a $111,000 decrease in rental income from real estate held for investment, a $101,000 decrease in fixed maturity securities income, an $11,000 decrease in income on other investments, and a $2,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $1,484,000, or 33.3%, to $5,942,000 for the three months ended March 31, 2021, from $4,458,000 for the comparable period in 2020. This increase was primarily due to an $827,000 increase in cemetery pre-need sales, a $398,000 increase in cemetery at-need sales, and a $259,000 increase in mortuary at-need sales.

Gains on investments and other assets increased by $5,172,000, or 161.0%, to gains of $1,960,000 for the three months ended March 31, 2021, from losses of $3,212,000 for the comparable period in 2020. This increase in gains on investments and other assets was primarily due a $1,318,000 increase in gains on other assets mostly attributable to increases in the the fair value of call and put option derivatives. This increase in gains on investments and other assets was also due to a $3,878,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities. This increase in gains on investments and other assets was partially offset by a $23,000 decrease in gains on fixed maturity securities.

Mortgage fee income increased by $32,717,000, or 81.2%, to $72,999,000, for the three months ended March 31, 2021, from $40,282,000 for the comparable period in 2020.  This increase was primarily due to a $41,798,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market and a $1,208,000 increase in loan fees and interest income net of an increase in the provision for loan loss reserve. This increase in mortgage fee income was partially offset by a $7,328,000 decrease in the fair value of loans held for sale and a $2,960,000 decrease in the the fair value of loan commitments.

Other revenues increased by $1,724,000, or 72.2%, to $4,114,000 for the three months ended March 31, 2021, from $2,390,000 for the comparable period in 2020. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $106,304,000, or 86.7% of total revenues, for the three months ended March 31, 2021, as compared to $78,135,000, or 98.1% of total revenues, for the comparable period in 2020.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,128,000 or 9.9%, to $23,644,000 for the three months ended March 31, 2021, from $21,516,000 for the comparable period in 2020. This increase was primarily the result of a $4,904,000 increase in death benefits (approximately $4,100,000 for COVID-19 related deaths) and a $7,000 increase in surrender and other policy benefits. This increase was partially offset by a $2,783,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $62,000, or 1.8%, to $3,577,000 for the three months ended March 31, 2021, from $3,515,000 for the comparable period in 2020. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs

Selling, general and administrative expenses increased by $25,714,000, or 51.0%, to $76,157,000 for the three months ended March 31, 2021, from $50,443,000 for the comparable period in 2020. This increase was primarily the result of a $16,175,000 increase in commissions, a $5,652,000 increase in personnel expenses, a $1,874,000 increase in other expenses, a $981,000 increase in costs related to funding mortgage loans, a $796,000 increase in advertising expenses, and a $251,000 increase in rent and rent related expenses. Most of these increases are attributable to the mortgage segment due to the increase in mortgage loan originations and refinancings, most notably $16,264,000 in commissions, $5,666,000 in personnel expenses, $2,548,000 in other expenses, $735,000 in advertising expenses, and $252,000 in rent and rent related expenses.

Interest expense increased by $7,000, or 0.4%, to $1,826,000 for the three months ended March 31, 2021, from $1,819,000 for the comparable period in 2020. This increase was primarily due to an increase of $308,000 in interest expense on mortgage warehouse lines for loans held for sale. This increase was partially offset by a $301,000 decrease in interest expense on bank loans collateralized by real estate held for investment.

Cost of goods and services sold-mortuaries and cemeteries increased by $258,000, or 30.6%, to $1,100,000 for the three months ended March 31, 2021, from $842,000 for the comparable period in 2020. This increase was primarily due to a $163,000 increase in cemetery pre-need sales, a $58,000 increase in cemetery at-need sales, and a $37,000 increase in mortuary at-need sales.

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

During the three months ended March 31, 2021 and 2020, the Company's operations provided cash of $100,976,000 and used cash of $63,771,000, respectively. This increase was due primarily to sales of mortgage loans held for sale.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries and classified as fixed maturity securities available for sale carried at estimated fair value amounted to $279,268,000 (at estimated fair value) and $294,384,000 (at estimated fair value) as of March 31, 2021 and December 31, 2020, respectively. This represents 35.8% and 38.0% of the total investments as of March 31, 2021 and December 31, 2020, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2021, 4.1% (or $11,460,000) and at December 31, 2020, 4.2% (or $12,418,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2021 and December 31, 2020, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $517,841,000 as of March 31, 2021, as compared to $561,811,000 as of December 31, 2020. Stockholders’ equity as a percent of total capitalization was 52.5% and 47.0% as of March 31, 2021 and December 31, 2020, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2020 was 5.9% as compared to a rate of 9.8% for 2019. The 2021 lapse rate to date has been approximately the same as 2020.

At March 31, 2021, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $75,104,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

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

Like most businesses, COVID-19 has impacted the Company. However, the Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, and results of operations, it may also have the effect of heightening many of the other Company risks. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

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

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2021, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company's repurchase activity during the three months ended March 31, 2021 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
1/1/2021-1/31/2021	10,402	$8.84	-	740,575
2/1/2021-2/28/2021	4,598	8.68	-	735,977
3/1/2021-3/31/2021	-	-	-	735,977

Total	15,000	$8.80	-	735,977

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

(a)(3)Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws (7)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)
10.3	Amended and Restated 2014 Director Stock Option Plan (10)
10.4	Employment Agreement with Scott M. Quist (2)
10.5	Stock Repurchase Plan (5)
10.6

Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (6)

10.7	Coinsurance Agreement between Kilpatrick Life Insurance Company and Security National Life Insurance Company (8)
10.8	Stock Purchase Agreement among Security National Financial Corporation, Kilpatrick Life Insurance Company, and the Shareholders of Kilpatrick Life Insurance Company (8)
10.9	Consolidated Statement of Assets Acquired and Liabilities Assumed at December 13, 2019 (9)
14	Code of Business Conduct and Ethics (7)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

(1)Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987

(2)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015

(3)Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016

(4)Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(5)Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018

(6)Incorporated by reference from Report on Form 8-K, as filed on February 27, 2019

(7)Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

(8)Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019

(9)Incorporated by reference from Report on Form 8-K/A, as filed on February 26, 2020

(10)Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: May 17, 2021	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2021	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)