Form 10-Q
period 2021-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2021-08-17
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

Commission File Number:000-09341

Security National Financial Corporation

(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
121 West Election Road, Suite 100,Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)
(801) 264-1060 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	SNFCA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 12, 2021, the registrant had 17,582,869 shares of Class A Common Stock, $2.00 par value, outstanding and 2,762,629 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2021

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements

	June 30	December 31
	2021 (Unaudited)	2020
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $233,569,650 and $265,150,484 for 2021 and 2020)	$260,957,676	$294,656,679
Equity securities at estimated fair value (cost of $7,810,399 and $9,698,490 for 2021 and 2020)	10,322,456	11,324,239
Mortgage loans held for investment (net of allowances for loan losses of $1,900,935 and $2,005,127 for 2021 and 2020)	262,160,007	249,343,936
Real estate held for investment (net of accumulated depreciation of $15,268,717 and $13,800,973 for 2021 and 2020)	178,437,646	131,684,453
Real estate held for sale	6,221,164	7,878,807
Other investments and policy loans (net of allowances for doubtful accounts of $1,676,618 and $1,645,475 for 2021 and 2020)	61,887,744	73,696,661
Accrued investment income	5,484,182	5,360,523
Total investments	785,470,875	773,945,298
Cash and cash equivalents	149,209,290	106,219,429
Loans held for sale at estimated fair value	296,728,086	422,772,418
Receivables (net of allowances for doubtful accounts of $1,733,393 and $1,685,382 for 2021 and 2020)	16,397,549	10,899,207
Restricted assets (including $4,363,172 and $3,989,415 for 2021 and 2020 at estimated fair value)	17,225,453	16,150,036
Cemetery perpetual care trust investments (including $3,077,592 and $2,810,070 for 2021 and 2020 at estimated fair value)	6,827,765	6,413,167
Receivable from reinsurers	15,769,108	15,569,156
Cemetery land and improvements	8,416,613	8,761,436
Deferred policy and pre-need contract acquisition costs	103,469,583	100,075,276
Mortgage servicing rights, net	46,724,546	35,210,516
Property and equipment, net	14,830,650	12,473,345
Value of business acquired	8,574,921	8,955,249
Goodwill	3,519,588	3,519,588
Other	28,892,160	27,976,357

Total Assets	$1,502,056,187	$1,548,940,478

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30	December 31
	2021 (Unaudited)	2020
Liabilities and Stockholders' Equity
Liabilities
Future policy benefits and unpaid claims	$852,448,753	$844,790,087
Unearned premium reserve	3,193,838	3,328,623
Bank and other loans payable	231,972,771	297,824,368
Deferred pre-need cemetery and mortuary contract revenues	13,707,231	13,080,179
Cemetery perpetual care obligation	4,201,629	4,087,704
Accounts payable	10,211,871	8,932,683
Other liabilities and accrued expenses	70,577,233	87,650,981
Income taxes	29,894,148	25,258,800
Total liabilities	1,216,207,474	1,284,953,425

Stockholders' Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized;	—	—
none issued or outstanding
Class A: common stock - $2.00 par value; 20,000,000 shares authorized;	35,123,042	33,191,566
issued 17,561,521 shares in 2021 and 16,595,783 shares in 2020
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares	—	—
authorized; none issued or outstanding
Class C: convertible common stock - $2.00 par value; 3,000,000 shares	5,525,260	5,359,206
authorized; issued 2,762,630 shares in 2021 and 2,679,603 shares in 2020
Additional paid-in capital	57,394,514	50,287,253
Accumulated other comprehensive income, net of taxes	21,598,498	23,243,133
Retained earnings	168,415,007	153,739,167
Treasury stock at cost - 175,153 Class A shares and 95,356 Class C shares in 2021; and 227,852 Class A shares and 10,985 Class C shares in 2020	(2,207,608)	(1,833,272)

Total stockholders' equity	285,848,713	263,987,053

Total Liabilities and Stockholders' Equity	$1,502,056,187	$1,548,940,478

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues:
Mortgage fee income	$65,157,813	$73,368,333	$138,156,425	$113,650,094
Insurance premiums and other considerations	24,959,028	22,924,709	48,309,238	45,215,985
Net investment income	14,177,318	12,962,745	28,471,205	26,363,244
Net mortuary and cemetery sales	6,318,398	4,700,778	12,260,524	9,158,869
Gains (losses) on investments and other assets	1,477,204	2,238,279	3,437,317	(973,968)
Other	4,660,554	2,466,898	8,774,212	4,856,467
Total revenues	116,750,315	118,661,742	239,408,921	198,270,691

Benefits and expenses:
Death benefits	14,844,067	13,586,723	33,156,073	26,994,350
Surrenders and other policy benefits	670,957	838,191	1,748,601	1,908,666
Increase in future policy benefits	7,400,716	6,603,843	11,655,374	13,641,876
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	3,654,061	3,026,666	7,230,926	6,541,723
Selling, general and administrative expenses:
Commissions	29,893,565	27,239,088	62,623,245	43,793,831
Personnel	24,328,690	20,538,655	48,700,195	39,258,653
Advertising	1,597,067	1,229,841	3,398,065	2,235,158
Rent and rent related	1,874,348	1,662,853	3,740,246	3,277,594
Depreciation on property and equipment	473,478	518,070	975,123	1,034,283
Costs related to funding mortgage loans	2,739,500	2,378,815	5,676,725	4,335,097
Other	12,029,714	11,303,388	23,979,578	21,378,930
Interest expense	1,694,012	1,881,440	3,519,611	3,700,049
Cost of goods and services sold-mortuaries and cemeteries	872,788	660,413	1,972,752	1,502,491
Total benefits and expenses	102,072,963	91,467,986	208,376,514	169,602,701

Earnings before income taxes	14,677,352	27,193,756	31,032,407	28,667,990
Income tax expense	(3,419,873)	(6,636,709)	(7,646,213)	(6,686,494)

Net earnings	$11,257,479	$20,557,047	$23,386,194	$21,981,496

Net earnings per Class A Equivalent common share (1)	$0.56	$1.04	$1.16	$1.12
Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.54	$1.02	$1.12	$1.10
Weighted-average Class A equivalent common shares outstanding (1)	20,106,954	19,719,792	20,093,834	19,658,351
Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	20,891,771	20,159,385	20,919,882	20,007,853

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net earnings	$11,257,479	$20,557,047	$23,386,194	$21,981,496
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$4,734,692	15,180,782	(2,071,211)	3,999,631
Unrealized gains (losses) on restricted assets	2,698	18,072	(7,731)	4,987
Unrealized gains (losses) on cemetery perpetual care trust investments	1,939	17,815	(6,258)	5,769
Foreign currency translation adjustments	—	165	2,835	(280)
Other comprehensive income (loss), before income tax	4,739,329	15,216,834	(2,082,365)	4,010,107
Income tax benefit (expense)	(995,442)	(3,196,946)	437,730	(842,532)
Other comprehensive income (loss), net of income tax	3,743,887	12,019,888	(1,644,635)	3,167,575
Comprehensive income	$15,001,366	$32,576,935	$21,741,559	$25,149,071

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2021
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2021	$33,191,566	$5,359,206	$50,287,253	$23,243,133	$153,739,167	$(1,833,272)	$263,987,053

Net earnings	—	—	—	—	12,128,715	—	12,128,715
Other comprehensive loss	—	—	—	(5,388,522)	—	—	(5,388,522)
Stock-based compensation expense	—	—	39,153	—	—	—	39,153
Exercise of stock options	55,852	—	33,401	—	—	—	89,253
Sale of treasury stock	—	—	290,381	—	—	1,632,041	1,922,422
Purchase of treasury stock	—	—	—	—	—	(910,233)	(910,233)
Conversion Class C to Class A	97,054	(97,054)	—	—	—	—	—
March 31, 2021	$33,344,472	$5,262,152	$50,650,188	$17,854,611	$165,867,882	$(1,111,464)	$271,867,841

Net earnings	—	—	—	—	11,257,479	—	11,257,479
Other comprehensive income	—	—	—	3,743,887	—	—	3,743,887
Exercise of stock options	106,044	—	7,655	—	—	—	113,699
Sale of treasury stock	—	—	(38,048)	—	—	1,499,862	1,461,814
Purchase of treasury stock	—	—	—	—	—	(2,596,006)	(2,596,006)
Stock dividends	1,672,526	263,108	6,774,719	—	(8,710,354)	—	(1)
June 30, 2021	$35,123,042	$5,525,260	$57,394,514	$21,598,498	$168,415,007	$(2,207,608)	$285,848,713

	Six Months Ended June 30, 2020
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2020	$32,215,558	$5,001,774	$46,091,112	$13,726,514	$101,256,229	$(1,580,582)	$196,710,605

Net earnings	—	—	—	—	1,424,449	—	1,424,449
Other comprehensive loss	—	—	—	(8,852,313)	—	—	(8,852,313)
Stock-based compensation expense	—	—	65,877	—	—	—	65,877
Exercise of stock options	44,822	—	(33,930)	—	—	—	10,892
Sale of treasury stock	—	—	218,280	—	—	264,081	482,361
Purchase of treasury stock	—	—	—	—	—	(129,608)	(129,608)
Stock dividends	2,322	(1,020)	2,292	—	(3,594)	—	—
Conversion Class C to Class A	22,324	(22,324)	—	—	—	—	—
March 31, 2020	$32,285,026	$4,978,430	$46,343,631	$4,874,201	$102,677,084	$(1,446,109)	$189,712,263

Net earnings	—	—	—	—	20,557,047	—	20,557,047
Other comprehensive income	—	—	—	12,019,888	—	—	12,019,888
Stock-based compensation expense	—	—	101,520	—	—	—	101,520
Exercise of stock options	22,726	—	(22,726)	—	—	—	—
Sale of treasury stock	—	—	319,676	—	—	664,546	984,222
Purchase of treasury stock	—	—	—	—	—	(760,713)	(760,713)
Stock dividends	807,356	124,460	2,175,790	—	(3,107,607)	—	(1)
June 30, 2020	$33,115,108	$5,102,890	$48,917,891	$16,894,089	$120,126,524	$(1,542,276)	$222,614,226

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2021	2020
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$124,476,144	$(109,561,903)

Cash flows from investing activities:
Purchases of fixed maturity securities	(2,758,463)	(49,243,362)
Sales, calls and maturities of fixed maturity securities	34,388,575	60,438,933
Purchases of equity securities	(635,843)	(13,396,648)
Sales of equity securities	2,885,620	7,841,952
Net changes in restricted assets	514,085	(1,476,279)
Net changes in perpetual care trusts	140,092	(120,904)
Mortgage loans held for investment, other investments and policy loans made	(399,597,382)	(313,439,255)
Payments received for mortgage loans held for investment, other investments and policy loans	398,670,420	291,577,885
Purchases of property and equipment	(3,342,889)	(910,429)
Purchases of real estate	(49,123,963)	(12,217,051)
Sales of real estate	10,022,114	6,584,359
Net cash used in investing activities	(8,837,634)	(24,360,799)

Cash flows from financing activities:
Investment contract receipts	5,865,484	5,180,530
Investment contract withdrawals	(7,699,546)	(8,606,537)
Proceeds from stock options exercised	202,952	10,892
Purchases of treasury stock	(3,506,239)	(890,321)
Repayment of bank loans	(53,878,750)	(48,739,820)
Proceeds from bank loans	72,702,425	119,172,821
Net change in warehouse line borrowings for loans held for sale	(84,737,685)	59,048,513
Net cash provided by (used in) financing activities	(71,051,359)	125,176,078

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	44,587,151	(8,746,624)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	115,465,086	137,735,673

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$160,052,237	$128,989,049

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,759,561	$3,732,031
Income taxes (net of refunds)	2,573,137	409,223

Non Cash Operating, Investing and Financing Activities:
Accrued real estate construction costs and retainage	$5,776,672	$687,314
Benefit plans funded with treasury stock	3,384,236	1,466,583
Right-of-use assets obtained in exchange for operating lease liabilities	1,974,832	4,641,238
Mortgage loans held for investment foreclosed into real estate held for investment	730,116	686,124
Transfer of loans held for sale to mortgage loans held for investment	201,951	8,933,676
Right-of-use assets obtained in exchange for finance lease liabilities	—	8,494

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Six Months Ended June 30
	2021	2020
Cash and cash equivalents	$149,209,290	$116,961,182
Restricted assets	10,194,202	9,992,953
Cemetery perpetual care trust investments	648,745	2,034,914

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$160,052,237	$128,989,049

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2021 (Unaudited)

1)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment; those used in determining the liability for future policy benefits;those used in estimating other than temporary impairments on available for sale securities; those used in determining the value of mortgage servicing rights;those used in determining allowances for loan losses for mortgage loans held for investment; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

COVID-19. During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company is closely monitoring developments relating to the COVID-19 pandemic and assessing its impact on the Company’s business. The continued uncertainty surrounding the COVID-19 pandemic has had and continues to have a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus, which include the implementation of travel bans, self-imposed quarantine periods, and social distancing. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

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

2)       Recent Accounting Pronouncements

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

3)       Investments

The Company’s investments as of June 30, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$22,260,808	$907,733	$—	$23,168,541

Obligations of states and political subdivisions	5,158,473	242,668	(4,769)	5,396,372

Corporate securities including public utilities	177,621,795	25,368,792	(243,492)	202,747,095

Mortgage-backed securities	28,259,360	1,239,004	(135,522)	29,362,842

Redeemable preferred stock	269,214	13,612	—	282,826

Total fixed maturity securities available for sale	$233,569,650	$27,771,809	$(383,783)	$260,957,676

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$7,810,399	$2,797,881	$(285,824)	$10,322,456

Total equity securities at estimated fair value	$7,810,399	$2,797,881	$(285,824)	$10,322,456

Mortgage loans held for investment at amortized cost:
Residential	$83,195,347
Residential construction	135,728,280
Commercial	47,440,235
Less: Unamortized deferred loan fees, net	(1,725,718)
Less: Allowance for loan losses	(1,900,935)
Less: Net discounts	(577,202)

Total mortgage loans held for investment	$262,160,007

Real estate held for investment - net of accumulated depreciation:
Residential	$50,268,513
Commercial	128,169,133

Total real estate held for investment	$178,437,646

Real estate held for sale:
Residential	$1,330,611
Commercial	4,890,553

Total real estate held for sale	$6,221,164

Other investments and policy loans at amortized cost:
Policy loans	$13,734,049
Insurance assignments	42,029,299
Federal Home Loan Bank stock (1)	2,545,000
Other investments	5,256,014
Less: Allowance for doubtful accounts	(1,676,618)

Total policy loans and other investments	$61,887,744

Accrued investment income	$5,484,182

Total investments	$785,470,875

(1)	Includes $905,700 of Membership stock and $1,639,000 of Activity stock due to short-term borrowings.

The Company’s investments as of December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$42,381,805	$1,358,562	$—	$43,740,367

Obligations of states and political subdivisions	5,383,762	312,214	(1,261)	5,694,715

Corporate securities including public utilities	186,067,912	27,216,496	(681,478)	212,602,930

Mortgage-backed securities	31,047,791	1,565,377	(267,106)	32,346,062

Redeemable preferred stock	269,214	3,391	—	272,605

Total fixed maturity securities available for sale	$265,150,484	$30,456,040	$(949,845)	$294,656,679

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,698,490	$2,376,156	$(750,407)	$11,324,239

Total equity securities at estimated fair value	$9,698,490	$2,376,156	$(750,407)	$11,324,239

Mortgage loans held for investment at amortized cost:
Residential	$95,822,448
Residential construction	111,111,777
Commercial	46,836,866
Less: Unamortized deferred loan fees, net	(1,161,132)
Less: Allowance for loan losses	(2,005,127)
Less: Net discounts	(1,260,896)

Total mortgage loans held for investment	$249,343,936

Real estate held for investment - net of accumulated depreciation:
Residential	$24,843,743
Commercial	106,840,710

Total real estate held for investment	$131,684,453

Real estate held for sale:
Residential	$3,478,254
Commercial	4,400,553

Total real estate held for sale	$7,878,807

Other investments and policy loans at amortized cost:
Policy loans	$14,171,589
Insurance assignments	53,231,131
Federal Home Loan Bank stock (1)	2,506,600
Other investments	5,432,816
Less: Allowance for doubtful accounts	(1,645,475)

Total policy loans and other investments	$73,696,661

Accrued investment income	$5,360,523

Total investments	$773,945,298

(1)	Includes $866,900 of Membership stock and $1,639,700 of Activity stock due to short-term borrowings.

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities available for sale, which were carried at estimated fair value, at June 30, 2021 and December 31, 2020. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2021
Obligations of States and Political Subdivisions	$4,769	$757,348	$—	$—	$4,769	$757,348
Corporate Securities	28,595	4,269,265	214,897	4,618,270	243,492	8,887,535
Mortgage and other asset-backed securities	25,176	1,952,135	110,346	1,836,960	135,522	3,789,095
Total unrealized losses	$58,540	$6,978,748	$325,243	$6,455,230	$383,783	$13,433,978

At December 31, 2020
Obligations of States and Political Subdivisions	$1,261	$206,812	$—	$—	$1,261	$206,812
Corporate Securities	242,596	9,919,298	438,882	2,593,026	681,478	12,512,324
Mortgage and other asset-backed securities	266,522	3,455,574	584	51,961	267,106	3,507,535
Total unrealized losses	$510,379	$13,581,684	$439,466	$2,644,987	$949,845	$16,226,671

There were 51 securities with fair value of 97.2% of amortized cost at June 30, 2021. There were 63 securities with fair value of 94.7% of amortized cost at December 31, 2020. No additional credit losses have been recognized for the three and six months ended June 30, 2021 and 2020.

On a quarterly basis, the Company evaluates its fixed maturity securities available for sale. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (NAIC). Securities with a rating of 1 or 2 are considered investment grade. Securities with ratings of 3 to 5 are considered non-investment grade and are evaluated for impairment. Securities with a rating of 6 are automatically determined to be impaired and are written down. The evaluation involves an analysis of the securities in relation to historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. If it is unlikely that the security will meet contractual obligations, the loss is considered to be other than temporary, the security is written down to the new anticipated market value and an impairment loss is recognized.

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

(3) Investments (Continued)

The following table presents a rollforward of the Company's cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale for the six months ended June 30:

	2021	2020
Balance of credit-related OTTI at January 1	$370,975	$—

Additions for credit impairments recognized on:
Securities not previously impaired	—	—
Securities previously impaired	—	—

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	—	—
Securities due to an increase in expected cash flows	—	—

Balance of credit-related OTTI at June 30	370,975	—

The amortized cost and estimated fair value of fixed maturity securities available for sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$470,918	$479,754
Due in 2-5 years	65,576,854	69,598,648
Due in 5-10 years	71,005,630	79,264,125
Due in more than 10 years	67,987,674	81,969,481
Mortgage-backed securities	28,259,360	29,362,842
Redeemable preferred stock	269,214	282,826
Total	$233,569,650	$260,957,676

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $20,000,000, par value, of United States Treasury fixed maturity securities with the FHLB at June 30, 2021. These securities are used as collateral on any cash borrowings from the FHLB. As of June 30, 2021, the Company did not have any amounts outstanding with the FHLB and its estimated remaining maximum borrowing capacity was $19,152,949.

(3) Investments (Continued)

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Fixed maturity securities:
Gross realized gains	$188,266	$55,138	$273,659	$150,959
Gross realized losses	(2,119)	(12,089)	(14,886)	(12,089)

Equity securities:
Gains (losses) on securities sold	146,011	(50,029)	252,580	(107,471)
Unrealized gains and (losses) on securities held at the end of the period	490,394	1,738,059	1,442,424	(1,023,797)

Other assets:
Gross realized gains	737,443	48,736	1,846,801	505,764
Gross realized losses	(82,791)	458,464	(363,261)	(487,334)
Total	$1,477,204	$2,238,279	$3,437,317	$(973,968)

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Information regarding sales of fixed maturity securities available for sale is summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Proceeds from sales	$1,163,366	$2,107,581	$1,982,931	$2,753,331
Gross realized gains	149,338	53,928	209,132	133,339
Gross realized losses	—	137	—	137

Major categories of net investment income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Fixed maturity securities	$2,698,011	$3,143,072	$5,522,122	$6,067,786
Equity securities	106,041	111,122	234,270	203,164
Mortgage loans held for investment	6,902,466	5,582,152	12,986,883	11,236,042
Real estate	3,002,650	2,787,881	6,045,479	5,941,267
Policy loans	232,135	257,527	464,488	491,492
Insurance assignments	4,171,318	4,383,398	9,517,047	8,682,602
Other investments	39,299	398	53,006	25,421
Cash and cash equivalents	34,030	22,385	73,624	320,390
Gross investment income	17,185,950	16,287,935	34,896,919	32,968,164
Investment expenses	(3,008,632)	(3,325,190)	(6,425,714)	(6,604,920)
Net investment income	$14,177,318	$12,962,745	$28,471,205	$26,363,244

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $190,668 and $140,093 for the three months ended June 30, 2021 and 2020, respectively, and $351,879 and $250,732 for the six months ended June 30, 2021 and 2020, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $10,263,529 at June 30,2021 and $9,684,409 at December 31, 2020. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at June 30, 2021, other than investments issued or guaranteed by the United States Government.

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

The Company currently owns and operates 11 commercial properties in 5 states. These properties include office buildings, a funeral home, flex office space,and includes the redevelopment and expansion of its corporate campus (“Center 53”) in Salt Lake City, Utah. The Company also holds undeveloped land that may be used for future commercial developments. The Company uses bank debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $110,763,510 and $71,517,902 as of June 30, 2021 and December 31, 2020, respectively. The associated bank loan carrying values totaled $66,163,722 and $46,153,283 as of June 30, 2021 and December 31, 2020, respectively.

During the three months ended June 30, 2021 and 2020, the Company recorded impairment losses on commercial real estate held for sale of $28,378 and $15,551, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded impairment losses on commercial real estate held for sale of $28,378 and $46,980, respectively. These impairment losses relate to an office building and a funeral home held by the life insurance segment. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance		Total Square Footage
	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Utah (1)	$122,439,551	$100,927,528	379,066	379,066
Louisiana	2,449,494	2,998,684	31,778	84,841
Mississippi	2,890,943	2,914,498	21,521	21,521
California	389,145	—	2,872	—

	$128,169,133	$106,840,710	435,237	485,428

(1) Includes Center53 phase 1 and phase 2, which is under construction.

The following is a summary of the Company’s commercial real estate held for sale for the periods presented:

	Net Ending Balance		Total Square Footage
	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Kansas	4,000,000	4,000,000	222,679	222,679
Louisiana	490,000	—	53,063	—
Texas (1)	249,000	249,000	—	—
Mississippi	151,553	151,553	—	12,300

	$4,890,553	$4,400,553	275,742	234,979

(1)	Improved commercial pad

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

The net ending balance of foreclosed residential real estate included in residential real estate held for investment and sale is $1,828,936 and $4,327,079 as of June 30, 2021 and December 31, 2020, respectively.

During the three and six months ended June 30, 2021 and 2020 the Company did not record any impairment losses on residential real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

(3) Investments (Continued)

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	June 30 2021	December 31 2020
Utah (1)	49,982,332	$24,557,562
Washington (2)	286,181	286,181
	$50,268,513	$24,843,743

(1)	Includes subdivision land developments
(2)	Improved residential lots

Additional information regarding the Company’s subdivision land developments in Utah is summarized as follows:

	June 30 2021	December 31 2020
Lots available for sale	91	36
Lots to be developed	469	350
Ending Balance (1)	$49,770,193	$23,777,478

(1)	The estimated remaining cost to complete the undeveloped lots is $42,965,000 and $17,354,000 as of June 30, 2021 and December 31, 2020, respectively.

(3) Investments (Continued)

The following is a summary of the Company’s residential real estate held for sale for the periods presented:

	Net Ending Balance
	June 30 2021	December 31 2020
Nevada	$979,640	$979,640
Florida	340,971	744,322
Ohio	10,000	10,000
Utah	—	1,744,292
	$1,330,611	$3,478,254

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of June 30, 2021, real estate owned and occupied by the Company is summarized as follows:

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

(1) Included in property and equipment on the condensed consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30,2021, the Company had 60%, 13%, 8%, 4%, 3%,2%, 2% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas,Nevada, Arizona, Colorado, Hawaii, and Louisiana, respectively. At December 31, 2020, the Company had 57%, 13%, 9%, 4%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

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

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Commercial	Residential	Residential Construction	Total
June 30, 2021
Allowance for credit losses:
Beginning balance - January 1, 2021	$187,129	$1,774,796	$43,202	$2,005,127
Charge-offs	—	—	—	—
Provision	—	(104,192)	—	(104,192)
Ending balance - June 30, 2021	$187,129	$1,670,604	$43,202	$1,900,935

Ending balance: individually evaluated for impairment	$—	$192,266	$—	$192,266

Ending balance: collectively evaluated for impairment	$187,129	$1,478,338	$43,202	$1,708,669

Mortgage loans:
Ending balance	$47,440,235	$83,195,347	$135,728,280	$266,363,862

Ending balance: individually evaluated for impairment	$848,464	$3,676,282	$200,963	$4,725,709

Ending balance: collectively evaluated for impairment	$46,591,771	$79,519,065	$135,527,317	$261,638,153

December 31, 2020
Allowance for credit losses:
Beginning balance - January 1, 2020	$187,129	$1,222,706	$43,202	$1,453,037
Charge-offs	—	—	—	—
Provision	—	552,090	—	552,090
Ending balance	$187,129	$1,774,796	$43,202	$2,005,127

Ending balance: individually evaluated for impairment	$—	$219,905	$—	$219,905

Ending balance: collectively evaluated for impairment	$187,129	$1,554,891	$43,202	$1,785,222

Mortgage loans:
Ending balance - December 31, 2020	$46,836,866	$111,111,777	$95,822,448	$253,771,091

Ending balance: individually evaluated for impairment	$2,148,827	$7,932,680	$200,963	$10,282,470

Ending balance: collectively evaluated for impairment	$44,688,039	$103,179,097	$95,621,485	$243,488,621

(3) Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

	Commercial	Residential	Residential Construction	Total
June 30, 2021
30-59 Days Past Due	$6,000,000	$4,328,577	$494,665	$10,823,242
60-89 Days Past Due	554,638	3,338,670	965,186	4,858,494
Greater Than 90 Days (1)	599,291	2,433,426	—	3,032,717
In Process of Foreclosure (1)	249,173	1,242,856	200,963	1,692,992
Total Past Due	7,403,102	11,343,529	1,660,814	20,407,445
Current	40,037,133	71,851,818	134,067,466	245,956,417
Total Mortgage Loans	47,440,235	83,195,347	135,728,280	266,363,862
Allowance for Loan Losses	(187,129)	(1,670,604)	(43,202)	(1,900,935)
Unamortized deferred loan fees, net	(83,409)	(1,160,086)	(482,223)	(1,725,718)
Unamortized discounts, net	(295,255)	(281,947)	—	(577,202)
Net Mortgage Loans	$46,874,442	$80,082,710	$135,202,855	$262,160,007

December 31, 2020
30-59 Days Past Due	$233,200	$5,866,505	$127,191	$6,226,896
60-89 Days Past Due	812,780	2,048,148	—	2,860,928
Greater Than 90 Days (1)	2,148,827	5,669,583	—	7,818,410
In Process of Foreclosure (1)	—	2,263,097	200,963	2,464,060
Total Past Due	3,194,807	15,847,333	328,154	19,370,294
Current	43,642,059	79,975,115	110,783,623	234,400,797
Total Mortgage Loans	46,836,866	95,822,448	111,111,777	253,771,091
Allowance for Loan Losses	(187,129)	(1,774,796)	(43,202)	(2,005,127)
Unamortized deferred loan fees, net	(32,557)	(909,864)	(218,711)	(1,161,132)
Unamortized discounts, net	(880,721)	(380,175)	—	(1,260,896)
Net Mortgage Loans	$45,736,459	$92,757,613	$110,849,864	$249,343,936

(1)	Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

(3) Investments (Continued)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2021
With no related allowance recorded:
Commercial	$848,464	$848,464	$—	$958,414	$—
Residential	2,392,109	2,392,109	—	3,118,925	—
Residential construction	200,963	200,963	—	200,963	—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Residential	1,284,173	1,284,173	192,266	937,257	—
Residential construction	—	—	—	—	—

Total:
Commercial	$848,464	$848,464	$—	$958,414	$—
Residential	3,676,282	3,676,282	192,266	4,056,182	—
Residential construction	200,963	200,963	—	200,963	—

December 31, 2020
With no related allowance recorded:
Commercial	$2,148,827	$2,148,827	$—	$1,866,819	$—
Residential	6,415,419	6,415,419	—	5,010,078	—
Residential construction	200,963	200,963	—	555,278	—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Residential	1,517,261	1,517,261	219,905	1,182,368	—
Residential construction	—	—	—	—	—

Total:
Commercial	$2,148,827	$2,148,827	$—	$1,866,819	$—
Residential	7,932,680	7,932,680	219,905	6,192,446	—
Residential construction	200,963	200,963	—	555,278	—

(3) Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan held for investment portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The Company’s performing and non-performing mortgage loans held for investment were as follows:

	Commercial		Residential		Residential Construction		Total
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

Performing	$46,591,771	$44,688,039	$79,519,065	$87,889,768	$135,527,317	$110,910,814	$261,638,153	$243,488,621
Non-performing	848,464	2,148,827	3,676,282	7,932,680	200,963	200,963	4,725,709	10,282,470

Total	$47,440,235	$46,836,866	$83,195,347	$95,822,448	$135,728,280	$111,111,777	$266,363,862	$253,771,091

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $316,000 and $491,000 as of June 30, 2021 and December 31, 2020, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	As of June 30 2021	As of December 31 2020
Commercial	$848,464	$2,148,827
Residential	3,676,282	7,932,680
Residential construction	200,963	200,963
Total	$4,725,709	$10,282,470

4)       Loans Held for Sale

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

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of June 30 2021	As of December 31 2020

Aggregate fair value	$296,728,086	$422,772,418
Unpaid principal balance	287,867,995	406,407,323
Unrealized gain	8,860,091	16,365,095

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Loan fees	$9,154,621	$15,226,535	$18,694,577	$22,940,750
Interest income	2,188,380	2,601,605	4,500,181	4,282,063
Secondary gains	56,020,876	49,422,815	124,459,809	77,269,683
Change in fair value of loan commitments	(482,863)	5,278,100	(168,397)	8,553,132
Change in fair value of loans held for sale	(1,114,632)	2,363,713	(8,060,513)	2,742,010
Provision for loan loss reserve	(608,569)	(1,524,435)	(1,269,232)	(2,137,544)
Mortgage fee income	$65,157,813	$73,368,333	$138,156,425	$113,650,094

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

4)       Loans Held for Sale (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30 2021	As of December 31 2020
Balance, beginning of period	$20,583,618	$4,046,288
Provision on current loan originations (1)	1,269,232	4,938,214
Additional provision for loan loss reserve	—	16,506,030
Charge-offs, net of recaptured amounts	(19,440,198)	(4,906,914)
Balance, end of period	$2,412,652	$20,583,618

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the six months ended June 30, 2021, $1,269,232 in reserves were added at a rate of 4.5 basis points per loan, the equivalent of $450 per $1,000,000 in loans originated. This is an increase over the six months ended June 30, 2020, when reserves were added at a rate of 2.5 basis points per loan originated, the equivalent of $250 per $1,000,000 in loans originated. The Company also increased its loan loss reserve for the year ended December 31, 2020 by an additional $16,506,030 to account for changes in estimates specific to settlements of loan losses. See Note 11 for additional information regarding mortgage loan loss settlements and charge-offs. The economic impact of COVID-19 and subsequent government action has increased the potential for losses due to early payoff penalties and potential for losses due to increased delinquency. The unique nature of these current events creates significant difficulty for forecasting potential future losses. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of June 30, 2021, represents its best estimate for adequate loss reserves on loans sold.

5)       Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $ 0 and $101,520 has been recognized for these plans for the three months ended June 30, 2021 and 2020, respectively, and $39,153 and $167,397 has been recognized for these plans for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total unrecognized compensation expense related to the options issued was $0.

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

A summary of the status of the Company’s stock compensation plans as of June 30, 2021, and the changes during the six months ended June 30, 2021, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,072,863	$4.22	662,666	$4.61
Adjustment for effect of stock dividends	47,594		33,136
Granted	—		—
Exercised	(97,313)		—
Cancelled	—		—
Outstanding at June 30, 2021	1,023,144	$4.29	695,802	$4.61

As of June 30, 2021:
Options exercisable	1,023,144	$4.29	695,802	$4.61

As of June 30, 2021:
Available options for future grant	358,462		279,825

Weighted average contractual term of options
outstanding at June 30, 2021	5.18 years		6.32 years

Weighted average contractual term of options
exercisable at June 30, 2021	5.18 years		6.32 years

Aggregated intrinsic value of options
outstanding at June 30, 2021 (1)	$4,135,399		$2,585,420

Aggregated intrinsic value of options
exercisable at June 30, 2021 (1)	$4,135,399		$2,585,420

(1)	The Company used a stock price of $8.33 as of June 30, 2021 to derive intrinsic value.

(5) Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of June 30, 2020, and the changes during the six months ended June 30, 2020, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,086,053	$4.41	594,132	$5.36
Adjustment for effect of stock dividends	29,099		22,544
Granted	77,000		180,000
Exercised	(78,803)		—
Cancelled	—		—
Outstanding at June 30, 2020	1,113,349	$4.27	796,676	$4.87

As of June 30, 2020:
Options exercisable	1,013,955	$4.27	561,440	$5.11

As of June 30, 2020:
Available options for future grant	325,372		266,500

Weighted average contractual term of options
outstanding at June 30, 2020	5.97 years		6.18 years

Weighted average contractual term of options
exercisable at June 30, 2020	5.61 years		5.32 years

Aggregated intrinsic value of options
outstanding at June 30, 2020 (1)	$2,568,502		$1,360,855

Aggregated intrinsic value of options
exercisable at June 30, 2020 (1)	$2,338,090		$823,712

(1)	The Company used a stock price of $6.58 as of June 30, 2020 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months June 30, 2021 and 2020 was $434,318 and $191,656, respectively.

6)       Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended 30-June		Six Months Ended 30-June
	2021	2020	2021	2020
Numerator:
Net earnings	$11,257,479	$20,557,047	$23,386,194	$21,981,496
Denominator:
Basic weighted-average shares outstanding	20,106,954	19,719,792	20,093,834	19,658,351
Effect of dilutive securities:
Employee stock options	784,817	439,593	826,048	349,502

Diluted weighted-average shares outstanding	20,891,771	20,159,385	20,919,882	20,007,853

Basic net earnings per share	$0.56	$1.04	$1.16	$1.12

Diluted net earnings per share	$0.54	$1.02	$1.12	$1.10

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the six months June 30, 2021 and 2020,there were 0 and 0 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock for the periods presented:

	Class A	Class C
Outstanding shares at December 31, 2019	16,107,779	2,500,887

Exercise of stock options	33,774	—
Stock dividends	404,839	61,720
Conversion of Class C to Class A	11,162	(11,162)

Outstanding shares at June 30, 2020	16,557,554	2,551,445

Outstanding shares at December 31, 2020	16,595,783	2,679,603

Exercise of stock options	80,948	—
Stock dividends	836,263	131,554
Conversion of Class C to Class A	48,527	(48,527)

Outstanding shares at June 30, 2021	17,561,521	2,762,630

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

(7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
June 30, 2021
Revenues from external customers	$40,657,393	$6,807,922	$69,285,000	$—	$116,750,315
Intersegment revenues	1,750,929	78,302	156,016	(1,985,247)	—
Segment profit before income taxes	4,694,177	2,269,325	7,713,850	—	14,677,352

For the Three Months Ended
June 30, 2020
Revenues from external customers	$37,788,593	$5,306,305	$75,566,844	$—	$118,661,742
Intersegment revenues	1,816,185	89,799	190,701	(2,096,685)	—
Segment profit before income taxes	3,670,369	1,548,452	21,974,935	—	27,193,756

For the Six Months Ended
June 30, 2021
Revenues from external customers	$79,601,227	$13,807,187	$146,000,507		$239,408,921
Intersegment revenues	3,652,981	155,809	317,032	(4,125,822)	—
Segment profit before income taxes	7,389,205	4,970,270	18,672,932		31,032,407

Identifiable Assets	1,193,893,855	59,621,349	317,945,282	(72,923,887)	1,498,536,599
Goodwill	2,765,570	754,018	—		3,519,588
Total Assets	1,196,659,425	60,375,367	317,945,282	(72,923,887)	1,502,056,187

For the Six Months Ended
June 30, 2020
Revenues from external customers	$70,994,355	$9,320,001	$117,956,335		$198,270,691
Intersegment revenues	2,724,353	193,313	391,033	(3,308,699)	—
Segment profit before income taxes	601,202	1,653,253	26,413,535		28,667,990

Identifiable Assets	1,206,815,231	75,048,428	346,286,603	(110,608,108)	1,517,542,154
Goodwill	2,765,570	754,018			3,519,588
Total Assets	1,209,580,801	75,802,446	346,286,603	(110,608,108)	1,521,061,742

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

b)Quoted prices for identical or similar assets or liabilities in non-active markets; or

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

Restricted Assets:A portion of these assets include mutual funds and equity securities and fixed maturity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents and participations in mortgage loans. The carrying amounts reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature.

Cemetery Perpetual Care Trust Investments:A portion of these assets include equity securities and fixed maturity securities that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents. The carrying amounts reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature.

Call and Put Option Derivatives:The fair values for call and put options are based on quoted market prices.

8)       Fair Value of Financial Instruments (Continued)

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

Impaired Real Estate Held for Investment:The Company believes that in an orderly market, fair value will approximate the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for future estimated policy claims.

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

Mortgage Servicing Rights: The Company initially recognizes Mortgage Servicing Rights (“MSRs”) at their estimated fair values derived from the net cash flows associated with the servicing contracts,where the Company assumes the obligation to service the loan in the sale transaction. See Note 12 for more information regarding MSRs.

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$260,957,676	$—	$258,776,848	$2,180,828
Equity securities	10,322,456	10,322,456	—	—
Loans held for sale	296,728,086	—	—	296,728,086
Restricted assets (1)	1,448,292	—	1,448,292	—
Restricted assets (2)	2,914,880	2,914,880	—	—
Cemetery perpetual care trust investments (1)	710,533	—	710,533	—
Cemetery perpetual care trust investments (2)	2,367,059	2,367,059	—	—
Derivatives - loan commitments (3)	10,704,411	—	—	10,704,411
Total assets accounted for at fair value on a recurring basis	$586,153,393	$15,604,395	$260,935,673	$309,613,325

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(12,795)	$(12,795)	$—	$—
Derivatives - loan commitments (4)	(744,198)	—	—	(744,198)
Total liabilities accounted for at fair value on a recurring basis	$(756,993)	$(12,795)	$—	$(744,198)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$294,656,679	$—	$292,455,504	$2,201,175
Equity securities	11,324,239	11,324,239	—	—
Loans held for sale	422,772,418	—	—	422,772,418
Restricted assets (1)	1,473,637	—	1,473,637	—
Restricted assets (2)	2,515,778	2,515,778	—	—
Cemetery perpetual care trust investments (1)	747,767	—	747,767	—
Cemetery perpetual care trust investments (2)	2,062,303	2,062,303	—	—
Derivatives - loan commitments (3)	12,592,672	—	—	12,592,672
Total assets accounted for at fair value on a recurring basis	$748,145,493	$15,902,320	$294,676,908	$437,566,265

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(43,097)	$(43,097)	$—	$—
Derivatives - loan commitments (4)	(2,464,062)	—	—	(2,464,062)
Total liabilities accounted for at fair value on a recurring basis	$(2,507,159)	$(43,097)	$—	$(2,464,062)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	6/30/2021	Technique	Input(s)	Value	Value	Average
Loans held for sale	$296,728,086	Market approach	Investor contract pricing as a percentage of unpaid principal balance	95.0%	112.0%	103.0%

Derivatives - loan commitments (net)	9,960,213	Market approach	Pull-through rate	56.0%	92.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	124 bps	60 bps

Fixed maturity securities available for sale	2,180,828	Broker quotes	Pricing quotes	$90.83	$119.33	$113.68

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2020	Technique	Input(s)	Value	Value	Average
Loans held for sale	$422,772,418	Market approach	Investor contract pricing as a percentage of unpaid principal balance	99.0%	110.0%	104.0%

Derivatives - loan commitments (net)	10,128,610	Market approach	Pull-through rate	52.0%	92.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	184 bps	58 bps

Fixed maturity securities available for sale	2,201,175	Broker quotes	Pricing quotes	$90.83	$119.33	$113.47

 Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the periods presented:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2020	$10,128,610		$422,772,418	$2,201,175
Originations and purchases	—		2,810,230,507	—
Sales, maturities and paydowns	—		(3,025,027,077)	(22,400)
Transfer to mortgage loans held for investment	—		(201,951)	—
Total gains (losses):
Included in earnings	(168,397	)(1)	88,954,189 (1)	1,801	(2)
Included in other comprehensive income	—		—	252

Balance - June 30, 2021	$9,960,213		$296,728,086	$2,180,828

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the periods presented:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2019	$2,491,233		$213,457,632	$3,216,382
Originations and purchases	—		2,105,048,030	—
Sales, maturities and paydowns	—		(2,017,976,791)	(1,020,800)
Transfer to mortgage loans held for investment	—		(8,933,676)	—
Total gains (losses):
Included in earnings	8,553,132	(1)	65,354,763 (1)	1,672	(2)
Included in other comprehensive income	—		—	24,138

Balance - June 30, 2020	$11,044,365		$356,949,958	$2,221,392

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the periods presented:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - March 31, 2021	$10,443,076			$304,030,372		$2,191,093
Originations and purchases	—			1,360,389,498		—
Sales, maturities and paydowns	—			(1,410,147,019)		(11,300)
Transfer to mortgage loans held for investment	—			—		—
Total gains (losses):
Included in earnings	(482,863)	(1)	42,455,235	(1)	908
Included in other comprehensive income	—			—		127

Balance - June 30, 2021	$9,960,213			$296,728,086		$2,180,828

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the periods presented:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - March 31, 2020	$5,766,265		$281,052,576		$3,275,326
Originations and purchases	—		1,312,854,438		—
Sales, maturities and paydowns	—		(1,278,846,335)		(1,010,500)
Transfer to mortgage loans held for investment	—		—		—
Total gains (losses):
Included in earnings	5,278,100	(1)	41,889,279	(1)	844 (2)
Included in other comprehensive income	—		—		(44,278)

Balance - June 30, 2020	$11,044,365		$356,949,958		$2,221,392

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

 The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at June 30, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	1,091,908	—	—	1,091,908
Impaired real estate held for sale	390,000	—	—	390,000
Total assets accounted for at fair value on a nonrecurring basis	$1,481,908	$—	$—	$1,481,908

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2020.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$1,297,356	$—	$—	$1,297,356
Impaired real estate held for sale	4,249,000	—	—	4,249,000
Total assets accounted for at fair value on a nonrecurring basis	$5,546,356	$—	$—	$5,546,356

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2021 and December 31, 2020.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2021:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$80,082,710	$—	$—	$84,136,136	$84,136,136
Residential construction	135,202,855	—	—	135,202,855	135,202,855
Commercial	46,874,442	—	—	47,494,309	47,494,309
Mortgage loans held for investment, net	$262,160,007	$—	$—	$266,833,300	$266,833,300
Policy loans	13,734,049	—	—	13,734,049	13,734,049
Insurance assignments, net (1)	40,352,681	—	—	40,352,681	40,352,681
Restricted assets (2)	2,668,080	—	—	2,668,080	2,668,080
Cemetery perpetual care trust investments (2)	811,250	—	—	811,250	811,250
Mortgage servicing rights, net	46,724,546	—	—	58,838,077	58,838,077

Liabilities
Bank and other loans payable	$(231,972,771)	$—	$—	$(231,972,771)	$(231,972,771)
Policyholder account balances (3)	(43,288,791)	—	—	(42,203,722)	(42,203,722)
Future policy benefits - annuities (3)	(108,765,849)	—	—	(112,155,627)	(112,155,627)

(1)	Included in other investments and policy loans
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2020:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$92,757,613	$—	$—	$100,384,283	$100,384,283
Residential construction	110,849,864	—	—	110,849,864	110,849,864
Commercial	45,736,459	—	—	45,259,425	45,259,425
Mortgage loans held for investment, net	$249,343,936	$—	$—	$256,493,572	$256,493,572
Policy loans	14,171,589	—	—	14,171,589	14,171,589
Insurance assignments, net (1)	51,585,656	—	—	51,585,656	51,585,656
Restricted assets (2)	3,317,877	—	—	3,317,877	3,317,877
Cemetery perpetual care trust investments (2)	1,468,600	—	—	1,468,600	1,468,600
Mortgage servicing rights, net	35,210,516	—	—	38,702,358	38,702,358

Liabilities
Bank and other loans payable	$(297,824,368)	$—	$—	$(297,824,368)	$(297,824,368)
Policyholder account balances (3)	(44,026,809)	—	—	(42,220,725)	(42,220,725)
Future policy benefits - annuities (3)	(106,522,113)	—	—	(112,354,186)	(112,354,186)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
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

Residential – The estimated fair value is determined through a combination of discounted cash flows(estimating expected future cash flows of payments and discounting them using current interest rates from single family mortgages) and considering pricing of similar loans that were sold recently.

Residential Construction – These loans are primarily short in maturity.Accordingly, the estimated fair value is determined to be the carrying value.

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

Policyholder Account Balances and Future Policy Benefits-Annuities: Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 1.5% to 6.5%. The fair values for these investment-type insurance contracts are estimated based on the present value of liability cash flows.The fair values for the Company’s insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

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

The following table shows the notional amount and fair value of derivatives as of June 30, 2021 and December 31, 2020.

	Fair Values and Notional Values of Derivative Instruments
		June 30, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$923,793,977	$10,704,411	$744,198	$659,245,038	$12,592,672	$2,464,062
Call options	Other liabilities	714,000	—	12,795	1,873,200	—	43,097
Total		$924,507,977	$10,704,411	$756,993	$661,118,238	$12,592,672	$2,507,159

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended June 30		Six Months Ended June 30
Derivative	Classification	2021	2020	2021	2020
Loan commitments	Mortgage fee income	$(482,863)	$5,278,100	$(168,397)	$8,553,132

Call and put options	Gains on investments and other assets	$88,522	$828,205	$115,285	$90,346

11) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2021 and December 31, 2020, the balances were $2,412,652 and $20,583,618, respectively. The Company believes that the final loan loss reserve as of June 30, 2021, represents its best estimate for adequate loss reserves on loans sold.

Mortgage Loan Loss Litigation

Settlement Agreement and Mutual Release with Lehman Brothers Holdings Inc.

From 2004 to early 2008, Security National Mortgage Company (“Security National Mortgage”), a wholly owned subsidiary of the Company, originated “limited documentation” or “reduced documentation” loans which were sold to certain affiliates of Lehman Brothers Holdings Inc. (“Lehman Holdings”). Certain of these loans became the subject of disputes between Security National Mortgage and Lehman Holdings and certain Lehman Holdings affiliates. Lehman Holdings filed a Petition for Relief under Chapter 11 of the United States Bankruptcy Code in 2008. In May of 2011, Security National Mortgage filed a complaint in U.S. District Court against certain Lehman Holdings affiliates.  In June of 2011, Lehman Holdings filed a complaint in Federal District Court against Security National Mortgage, both of which were later resolved. In 2016, certain other pending loan disputes between Security National Mortgage and Lehman Holdings became the subject of an unsuccessful, non-binding alternate dispute resolution mediation proceeding.

Thereafter, in 2016, Lehman Holdings filed an adversary proceeding complaint against approximately 150 mortgage loan originators, including Security National Mortgage, in the U.S. Bankruptcy Court of the Southern District of New York, which included seeking damages relating to the alleged obligations of the defendants under indemnification provisions of alleged agreements, in amounts to be determined at trial, including interest, attorneys’ fees and costs incurred by Lehman Holdings in enforcing the obligations of the defendants. The complaint was later amended with the latest amended complaint filed against Security National Mortgage on December 27, 2016, seeking damages to be determined at trial, including interest, attorneys’ fees and costs. This complaint involved approximately 135 mortgage loans, there being millions of dollars allegedly in dispute. These claims against Security National Mortgage were asserted as a result of Lehman Holdings’ earlier settlements with the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Corporation (“Freddie Mac”).

In 2018, Lehman Holdings filed a separate adversary proceeding complaint against Security National Mortgage. This adversary proceeding allegedly involved approximately 577 mortgage loans relative to private securitization trusts (“RMBS Loans”) and millions of dollars in damages. Thereafter, Lehman Holdings made a filing that effectively reduced the number of RMBS Loans to 248. This proceeding was in addition to the above-referenced proceeding involving the Fannie Mae and Freddie Mac mortgage loans. As with the above-referenced proceeding, damages were sought including interest, costs, and attorneys’ fees.

Security National Mortgage, as well as other defendants, have been involved in written discovery, and production of documents relative to the cases, and the filing of motions. The deposition phase of the cases was yet to begin, as well as the later expert witness phase. Those phases would require substantial expenditures of legal fees and costs.

On February 1, 2021, Security National Mortgage executed a settlement agreement with Lehman Holdings in relation to these two adversary proceedings wherein all mortgage loan related claims were resolved, thereby ending all liabilities asserted by Lehman Holdings and conclusively ending all proceedings between Security National Mortgage and Lehman Holdings. The full amount of Security National Mortgage’s settlement payment was accounted for in the Company’s loan loss reserve as of December 31, 2020 and was paid during the first quarter 2021.

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary Security National Mortgage, has a $100,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month LIBOR rate plus 2.1% and matures on June 9, 2022. Security National Mortgage is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, the ratio of indebtedness to adjusted tangible net worth, and the liquidity overhead coverage ratio, and a quarterly gross profit of at least $1.00.

The Company, through its subsidiary Security National Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows Security National Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2% and matures on November 15, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The Company through its subsidiary Security National Mortgage, has a line of credit with Comerica Bank. This agreement with the bank allows Security National Mortgage to borrow up to $75,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on May 27, 2022. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The Company through its subsidiary Security National Mortgage, has a line of credit with U.S Bank. This agreement with the bank allows Security National Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.0% and matures on June 4, 2022. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The Company, through its subsidiary EverLEND Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows EverLEND Mortgage to borrow up to $5,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on August 26, 2021. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of June 30, 2021, the Company believes that it was in compliance with all debt covenants.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of June 30, 2021, the Company’s commitments were approximately $249,815,000 for these loans, of which $139,207,610 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.00% per annum. Maturities range between six and eighteen months.

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

The Company is a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions, if adversely determined, will have a material effect on the Company’s financial position or results of operations. Based on management’s assessment and legal counsel’s representations concerning the likelihood of unfavorable outcomes, no amounts have been accrued for the above claims in the consolidated financial statements.

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

The following is a summary of the MSR activity for the periods presented.

	As of June 30 2021	As of December 31 2020
Amortized cost:
Balance before valuation allowance at beginning of year	$35,210,516	$17,155,529
MSR additions resulting from loan sales	18,286,569	29,896,465
Amortization (1)	(6,772,539)	(11,841,478)
Application of valuation allowance to write down MSRs with other than temporary impairment	—	—
Balance before valuation allowance at end of period	$46,724,546	$35,210,516

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$—	$—
Additions	—	—
Application of valuation allowance to write down MSRs with other than temporary impairment	—	—
Balance at end of period	$—	$—

Mortgage servicing rights, net	$46,724,546	$35,210,516

Estimated fair value of MSRs at end of period	$58,838,077	$38,702,358

(1)	Included in other expenses on the condensed consolidated statements of earnings

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2021	5,996,013
2022	4,891,593
2023	4,248,886
2024	3,685,273
2025	3,217,703
Thereafter	24,685,078
Total	$46,724,546

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Contractual servicing fees	$3,755,294	$1,929,565	$7,142,765	$3,714,509
Late fees	74,437	71,704	155,487	169,512
Total	$3,829,731	$2,001,269	$7,298,252	$3,884,021

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of June 30 2021	As of December 31 2020
Servicing UPB	$6,280,506,543	$5,070,287,864

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
June 30, 2021	12.20	6.55	9.50
December 31, 2020	15.60	5.30	9.50

13) Income Taxes

The Company’s overall effective tax rate for the three months ended June 30, 2021 and 2020 was 23.3% and 24.4%, respectively, which resulted in a provision for income taxes of $3,419,873 and $6,636,709, respectively. The Company’s overall effective tax rate for the six months ended June 30, 2021 and 2020 was 24.6% and 23.3%, respectively, which resulted in a provision for income taxes of $7,646,213 and $6,686,494, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes. The effective tax rate in the current period decreased when compared to the prior year period partly due to the Company's provision for state income taxes.

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2021)	$4,119,988	$—	$13,080,179
Closing (6/30/2021)	4,500,996	—	13,707,231
Increase/(decrease)	381,008	—	627,052

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2020)	$2,778,879	$—	$12,607,978
Closing (12/31/2020)	4,119,988	—	13,080,179
Increase/(decrease)	1,341,109	—	472,201

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three months ended June 30, 2021 and 2020 was $1,309,936 and $880,663, respectively, and for the six months ended June 30, 2021 and 2020 was $2,444,937 and $1,831,406, respectively

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Major goods/service lines
At-need	$4,001,408	$3,257,705	$8,043,428	$6,642,896
Pre-need	2,316,990	1,443,073	4,217,096	2,515,973
	$6,318,398	$4,700,778	$12,260,524	$9,158,869

Timing of Revenue Recognition
Goods transferred at a point in time	$4,552,154	$3,088,616	$8,750,827	$6,082,320
Services transferred at a point in time	1,766,244	1,612,162	3,509,697	3,076,549
	$6,318,398	$4,700,778	$12,260,524	$9,158,869

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net mortuary and cemetery sales	$6,318,398	$4,700,778	$12,260,524	$9,158,869
Gains (losses) on investments and other assets	227,546	482,383	1,025,886	(177,740)
Net investment income	240,587	71,647	470,891	276,493
Other revenues	21,391	51,497	49,886	62,379
Revenues from external customers	6,807,922	5,306,305	13,807,187	9,320,001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table shows the condensed financial results of the insurance operations for three and six months ended June 30, 2021 and 2020. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$24,959	$22,925	9%	$48,309	$45,216	7%
Net investment income	13,805	12,782	8%	27,743	25,834	7%
Gains (losses) on investments and other assets	1,210	1,756	(31%)	2,371	(789)	(401%)
Other	684	325	110%	1,177	734	60%
Total	$40,658	$37,788	8%	$79,600	$70,995	12%
Intersegment revenue	$1,750	$1,816	(4%)	$3,653	$2,724	34%
Earnings before income taxes	$4,694	$3,670	28%	$7,389	$601	1129%

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to Security National Mortgage Company (“Security National Mortgage”). Profitability for the six months ended June 30, 2021 has increased due to a $3,160,000 increase in gains on investments and other assets primarily due to an increase in the fair value of equity securities, a $3,093,000 increase in insurance premiums and other considerations, a $1,987,000 decrease in future policy benefits, a $1,909,000 increase in net investment income, a $1,725,000 decrease in selling, general and administrative expenses, a $929,000 increase in intersegment revenue, a $444,000 increase in other revenues, a $177,000 decrease in interest expense, and a $99,000 decrease in intersegment interest expense and other expenses. This increase was partially offset by a $6,002,000 increase in death, surrenders and other policy benefits and a$733,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and sixmonths ended June 30, 2021 and 2020. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,912	$1,687	13%	$3,933	$3,449	14%
Cemetery revenues	4,406	3,014	46%	8,328	5,710	46%
Net investment income	241	72	235%	471	276	71%
Gains (losses) on investments and other assets	228	482	(53%)	1,026	(178)	(676%)
Other	21	51	(59%)	50	62	(19%)
Total	$6,808	$5,306	28%	$13,808	$9,319	48%
Earnings before income taxes	$2,269	$1,548	47%	$4,970	$1,653	201%

Profitability in the six months ended June 30, 2021 has increased due to a $1,701,000 increase in cemetery pre-need sales,a $1,204,000 increase in gains on investments and other assets primarily attributable to a $660,000 increase in gains on real estate sales and an $544,000 increase in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments, a $916,000 increase in cemetery at-need sales, a $484,000 increase in mortuary at-need sales, a $194,000 increase in net investment income, an $87,000 decrease in interest expense, a $45,000 decrease in intersegment interest expense and other expenses, and a $44,000 decrease in amortization of deferred policy acquisition costs. This increase was partially offset by a $839,000 increase in selling, general and administrative expenses, a $470,000 increase in costs of goods sold, a $37,000 decrease in intersegment revenues, and a $12,000 decrease in other revenues.

Mortgage Operations

The Company’s wholly owned subsidiaries, Security National Mortgage and EverLEND Mortgage Company, are mortgage lenders incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. Security National Mortgage and EverLEND Mortgage originate and refinance mortgage loans on a retail basis. Mortgage loans originated or refinanced by the Company’s mortgage subsidiaries are funded through loan purchase agreements with Security National Life, Kilpatrick Life and unaffiliated financial institutions.

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by Security National Mortgage. Security National Mortgage currently retains the mortgage servicing rights on approximately 59% of its loan origination volume. These mortgage loans are serviced by either Security National Mortgage or an approved third-party sub-servicer.

For the six months ended June 30, 2021 and 2020, Security National Mortgage originated 10,149 loans ($2,748,316,000 total volume) and 8,105 loans ($2,037,850,000 total volume), respectively. For the six months ended June 30, 2021 and 2020, Ever LEND Mortgage originated 191 loans ($61,914,000 total volume) and 240 loans ($67,198,000 total volume), respectively.

During the COVID-19 pandemic, the demand for mortgage loans has increased. The Company has seen most markets increase their demand for new homes and refinances on existing homes. The Company has transitioned 90% of its processes to a work from home environment.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2021 and 2020. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$56,021	$49,423	13%	$124,460	$77,270	61%
Income from loan originations	10,735	16,303	(34%)	21,925	25,085	(13%)
Change in fair value of loans held for sale	(1,115)	2,364	(147%)	(8,061)	2,742	(394%)
Change in fair value of loan commitments	(483)	5,278	(109%)	(168)	8,553	(102%)
Net investment income	132	109	21%	257	253	2%
Gains on investments and other assets	40	—	100%	40	(7)	671%
Other	3,955	2,090	89%	7,547	4,060	86%
Total	$69,285	$75,567	(8%)	$146,000	$117,956	24%
Earnings before income taxes	$7,714	$21,975	(65%)	$18,673	$26,414	(29%)

Included in other revenues is service fee income. Profitability for the six months ended June 30, 2021 has decreased due to $18,912,000 increase in commissions, a $10,803,000 decrease in the fair value of loans held for sale,a $9,762,000 increase in personnel expenses,a $8,721,000 decrease in the fair value of loan commitments,a $4,028,000 decrease in income from loan originations, a $3,196,000 increase in other expenses, a $1,342,000 increase in costs related to funding mortgage loans,a $984,000 increase in advertising expenses,a $962,000 increase in intersegment interest expense, a $472,000 increase in rent and rent related expenses,an $83,000 increase in interest expense, and a $74,000 decrease in intersegment revenues. This increase was partially offset by a $47,190,000 increase in secondary gains from investors, a $3,489,000 increase in other revenues, a $868,000 decrease in the provision for loan loss reserve, a $47,000 increase in gains on investments and other assets, a $4,000 increase in net investment income, and a $3,000 decrease in depreciation on property and equipment.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of June 30, 2021 and December 31, 2020, the balances were $2,412,652 and $20,583,618, respectively.

Consolidation

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total revenues decreased by $1,911,000, or 1.6%, to $116,750,000 for the three months ended June 30, 2021, from $118,662,000 for the comparable period in 2020. Contributing to this decrease in total revenues was a $8,210,000 decrease in mortgage fee income and a $761,000 decrease in gains on investments and other assets. This decrease was partially offset by a $1,618,000 increase in net mortuary and cemetery sales, a $2,194,000 increase in other revenues, a $2,034,000 increase in insurance premiums and other considerations, and an $1,214,000 increase in net investment income.

Mortgage fee income decreased by $8,210,000, or 11.2%, to $65,158,000, for the three months ended June 30, 2021, from $73,368,000 for the comparable period in 2020. This decrease was primarily due to a $5,761,000 decrease in the fair value of loan commitments, a $5,569,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve, and a $3,478,000 decrease in the fair value of loans held for sale. This decrease in mortgage fee income was partially offset by a $6,598,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market.

Insurance premiums and other considerations increased by $2,034,000, or 8.9%, to $24,959,000 for the three months ended June 30, 2021, from $22,925,000 for the comparable period in 2020. This increase was due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $1,214,000, or 9.4%, to $14,177,000 for the three months ended June 30, 2021, from $12,963,000 for the comparable period in 2020. This increase was primarily attributable to a $1,320,000 increase in mortgage loan interest, a $316,000 decrease in investment expenses, a $214,000 increase in rental income from real estate held for investment, a $39,000 increase in income on other investments, and a $12,000 increase in interest on cash and cash equivalents. This increase was partially offset by a $445,000 decrease in fixed maturity securities income, a $212,000 decrease in insurance assignment income, a $25,000 decrease in policy loan income, and a $5,000 decrease in equity securities income.

Net mortuary and cemetery sales increased by $1,618,000, or 34.4%, to $6,319,000 for the three months ended June 30, 2021, from $4,701,000 for the comparable period in 2020. This increase was primarily due to an $874,000 increase in cemetery pre-need sales, a $518,000 increase in cemetery at-need sales, and a $226,000 increase in mortuary at-need sales.

Gains on investments and other assets decreased by $761,000, or 34.0%, to $1,477,000 for the three months ended June 30, 2021, from $2,238,000 for the comparable period in 2020. This decrease in gains on investments and other assets was primarily due to a $1,051,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities. This decrease in gains on investments and other assets was partially offset by a $147,000 increase in gains on other assets and a $143,000 increase in gains on fixed maturity securities.

Other revenues increased by $2,194,000, or 88.9%, to $4,661,000 for the three months ended June 30, 2021, from $2,467,000 for the comparable period in 2020. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $102,073,000, or 87.4% of total revenues, for the three months ended June 30, 2021, as compared to $91,468,000, or 77.1% of total revenues, for the comparable period in 2020.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,887,000 or 9.0%, to $22,916,000 for the three months ended June 30, 2021, from $21,029,000 for the comparable period in 2020. This increase was primarily the result of a $1,257,000 increase in death benefits (including, approximately, a $140,000 decrease in COVID-19 related deaths) and a $797,000 increase in future policy benefits. This increase was partially offset by a $167,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $627,000, or 20.7%, to $3,654,000 for the three months ended June 30, 2021, from $3,027,000 for the comparable period in 2020. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses increased by $8,065,000, or 12.4%, to $72,936,000 for the three months ended June 30,2021, from $64,871,000 for the comparable period in 2020. This increase was primarily the result of a $3,790,000 increase in personnel expenses, a $2,654,000 increase in commissions, a $726,000 increase in other expenses, a $367,000 increase in advertising expenses,a $361,000 increase in costs related to funding mortgage loans, and a $211,000 increase in rent and rent related expenses.

Interest expense decreased by $187,000, or 10.0%, to $1,694,000 for the three months ended June 30, 2021, from $1,881,000 for the comparable period in 2020. This decrease was primarily due to a decrease of $224,000 in interest expense on mortgage warehouse lines for loans held for sale. This decrease was partially offset by a $37,000 increase in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries increased by $212,000, or 32.2%, to $873,000 for the three months ended June 30, 2021, from $661,000 for the comparable period in 2020. This increase was primarily due to a $92,000 increase in cemetery at-need sales, a $78,000 increase in cemetery pre-need sales,and a $42,000 increase in mortuary at-need sales.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Total revenues increased by $41,138,000, or 20.7%, to $239,409,000 for the six months ended June 30, 2021, from $198,271,000 for the comparable period in 2020. Contributing to this increase in total revenues was a $24,506,000 increase in mortgage fee income, a $4,411,000 increase in gains on investments and other assets, a $3,918,000 increase in other revenues, a $3,102,000 increase in net mortuary and cemetery sales, a $3,093,000 increase in insurance premiums and other considerations, and an $2,108,000 increase in net investment income.

Mortgage fee income increased by $24,506,000, or 21.6%, to $138,156,000, for the six months ended June 30, 2021, from $113,650,000 for the comparable period in 2020.  This increase was primarily due to a $47,190,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market. This decrease in mortgage fee income was partially offset by a $10,803,000 decrease in the fair value of loans held for sale, a $8,721,000 decrease in the fair value of loan commitments, and a $3,160,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve.

Insurance premiums and other considerations increased by $3,093,000, or 6.8%, to $48,309,000 for the six months ended June 30, 2021, from $45,216,000 for the comparable period in 2020. This increase was due to an increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $2,108,000, or 8.0%, to $28,471,000 for the six months ended June 30, 2021, from $26,363,000 for the comparable period in 2020. This increase was primarily attributable to a $1,751,000 increase in mortgage loan interest, an $835,000 increase in insurance assignment income, a $179,000 decrease in investment expenses, a $104,000 increase in rental income from real estate held for investment, a $31,000 increase in equity securities income, and a $28,000 increase in income on other investments. This increase was partially offset by a $546,000 decrease in fixed maturity securities income, a $247,000 decrease in interest on cash and cash equivalents, and a $27,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $3,102,000, or 33.9%, to $12,261,000 for the six months ended June 30, 2021, from $9,159,000 for the comparable period in 2020. This increase was primarily due to an $1,701,000 increase in cemetery pre-need sales, a $916,000 increase in cemetery at-need sales, and a $485,000 increase in mortuary at-need sales.

Gains on investments and other assets increased by $4,411,000, or 452.9%, to gains of $3,437,000 for the six months ended June 30, 2021, from losses of $974,000 for the comparable period in 2020. This increase in gains on investments and other assets was primarily due a $2,826,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities. This increase in gains on investments and other assets was also due to a $1,465,000 increase in gains on other assets mostly attributable gains on real estate and mortgage loans. This increase in gains on investments and other assets was also due to a $120,000 increase in gains on fixed maturity securities.

Other revenues increased by $3,918,000, or 80.7%, to $8,774,000 for the six months ended June 30, 2021, from $4,856,000 for the comparable period in 2020. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $208,377,000, or 87.0% of total revenues, for the six months ended June 30, 2021, as compared to $169,603,000, or 85.5% of total revenues, for the comparable period in 2020.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $4,015,000 or 9.9%, to $46,560,000 for the six months ended June 30, 2021, from $42,545,000 for the comparable period in 2020. This increase was primarily the result of a $6,162,000 increase in death benefits (approximately $3,443,000 for COVID-19 related deaths). This increase was partially offset by a $1,987,000 decrease in future policy benefits and a $160,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $689,000, or 10.5%, to $7,231,000 for the six months ended June 30, 2021, from $6,542,000 for the comparable period in 2020. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs

Selling, general and administrative expenses increased by $33,780,000, or 29.3%, to $149,093,000 for the six months ended June 30, 2021, from $115,313,000 for the comparable period in 2020. This increase was primarily the result of a $18,829,000 increase in commissions, a $9,442,000 increase in personnel expenses, a $2,601,000 increase in other expenses, a $1,342,000 increase in costs related to funding mortgage loans, a $1,163,000 increase in advertising expenses, and a $463,000 increase in rent and rent related expenses.

Interest expense decreased by $180,000, or 4.9%, to $3,520,000 for the six months ended June 30, 2021, from $3,700,000 for the comparable period in 2020. This decrease was primarily due to a $264,000 decrease in interest expense on bank loans. This decrease was partially offset by an increase of $84,000 in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold-mortuaries and cemeteries increased by $470,000, or 31.3%, to $1,973,000 for the six months ended June 30, 2021, from $1,502,000 for the comparable period in 2020. This increase was primarily due to a $240,000 increase in cemetery pre-need sales, a $150,000 increase in cemetery at-need sales, and a $80,000 increase in mortuary at-need sales.

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

During the six months ended June 30, 2021 and 2020, the Company's operations provided cash of $124,476,000 and used cash of $109,562,000, respectively. This increase was due primarily to sales of mortgage loans held for sale.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries and classified as fixed maturity securities available for sale carried at estimated fair value amounted to $260,675,000 (at estimated fair value) and $294,384,000 (at estimated fair value) as of June 30, 2021 and December 31, 2020, respectively. This represents 33.2% and 38.0% of the total investments as of June 30, 2021 and December 31, 2020, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2021, 4.2% (or $10,914,000) and at December 31, 2020,4.2% (or $12,418,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2021 and December 31, 2020, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $517,821,000 as of June 30, 2021, as compared to $561,811,000 as of December 31, 2020. Stockholders’ equity as a percent of total capitalization was 55.2% and 47.0% as of June 30, 2021 and December 31, 2020, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2020 was 5.9% as compared to a rate of 9.8% for 2019. The 2021 lapse rate to date has been approximately the same as 2020.

At June 30, 2021,the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $76,532,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

COVID-19 Pandemic

During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19 poses a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company is closely monitoring developments relating to the COVID-19 pandemic and assessing its impact on the Company’s business. The continued uncertainty surrounding the COVID-19 pandemic has had and continues to have a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus, which include the implementation of travel bans, self-imposed quarantine periods, and social distancing. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

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

Disclosure Controls and Procedures

As of June 30, 2021, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

There have not been any significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

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

The following table shows the Company's repurchase activity during the three months ended June 30, 2021 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
4/1/2021-4/30/2021	—	$—	—	735,977
5/1/2021-5/31/2021	—	—	—	735,977
6/1/2021-6/30/2021	15,000	8.07	—	720,977

Total	15,000	$8.07	—	720,977

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

See “Table of Contents – Part I – Financial Information” under page 2 above

(a)(2) Financial Statement Schedules

None

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws (7)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)
10.3	Amended and Restated 2014 Director Stock Option Plan (10)
10.4	Employment Agreement with Scott M. Quist (2)
10.5	Stock Repurchase Plan (5)
10.6	Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (6)
10.7	Coinsurance Agreement between Kilpatrick Life Insurance Company and Security National Life Insurance Company (8)
10.8	Stock Purchase Agreement among Security National Financial Corporation, Kilpatrick Life Insurance Company, and the Shareholders of Kilpatrick Life Insurance Company (8)
10.9	Consolidated Statement of Assets Acquired and Liabilities Assumed at December 13, 2019 (9)
14	Code of Business Conduct and Ethics (7)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(3)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(4)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(6)	Incorporated by reference from Report on Form 8-K, as filed on February 27, 2019
(7)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(8)	Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019
(9)	Incorporated by reference from Report on Form 8-K/A, as filed on February 26, 2020
(10)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: August 16, 2021	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

