Form 10-Q
period 2021-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2021-11-15
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

Commission File Number:000-09341

SECURITY NATIONAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
433 West Ascension Way, Salt Lake City, Utah	84123
(Address of principal executive offices)	(Zip Code)

(801) 264-1060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	SNFCA	The Nasdaq Global Select Market

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

Yes ☐ No ☒

As of November 1, 2021, the registrant had 17,596,665 shares of Class A Common Stock, $2.00 par value, outstanding and 2,761,909 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements

	September 30
	2021 (Unaudited)	December 31 2020
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $238,809,528 and $265,150,484 for 2021 and 2020)	$264,844,942	$294,656,679
Equity securities at estimated fair value (cost of $8,198,282 and $9,698,490 for 2021 and 2020)	10,729,744	11,324,239
Mortgage loans held for investment (net of allowances for loan losses of $1,753,853 and $2,005,127 for 2021 and 2020)	307,390,481	249,343,936
Real estate held for investment (net of accumulated depreciation of $18,908,623 and $13,800,973 for 2021 and 2020)	189,610,360	131,684,453
Real estate held for sale	6,081,155	7,878,807
Other investments and policy loans (net of allowances for doubtful accounts of $1,795,037 and $1,645,475 for 2021 and 2020)	73,615,628	73,696,661
Accrued investment income	5,386,756	5,360,523
Total investments	857,659,066	773,945,298
Cash and cash equivalents	111,498,676	106,219,429
Loans held for sale at estimated fair value	312,655,843	422,772,418
Receivables (net of allowances for doubtful accounts of $1,664,747 and $1,685,382 for 2021 and 2020)	17,158,481	10,899,207
Restricted assets (including $4,596,169 and $3,989,415 for 2021 and 2020 at estimated fair value)	17,448,402	16,150,036
Cemetery perpetual care trust investments (including $3,173,658 and $2,810,070 for 2021 and 2020 at estimated fair value)	6,762,211	6,413,167
Receivable from reinsurers	15,938,343	15,569,156
Cemetery land and improvements	8,432,437	8,761,436
Deferred policy and pre-need contract acquisition costs	104,251,952	100,075,276
Mortgage servicing rights, net	50,360,805	35,210,516
Property and equipment, net	15,200,052	12,473,345
Value of business acquired	9,034,414	8,955,249
Goodwill	3,519,588	3,519,588
Other	28,405,710	27,976,357

Total Assets	$1,558,325,980	$1,548,940,478

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30
	2021 (Unaudited)	December 31 2020
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$860,871,187	$844,790,087
Unearned premium reserve	3,126,372	3,328,623
Bank and other loans payable	263,186,923	297,824,368
Deferred pre-need cemetery and mortuary contract revenues	14,184,328	13,080,179
Cemetery perpetual care obligation	4,248,379	4,087,704
Accounts payable	13,921,187	8,932,683
Other liabilities and accrued expenses	69,236,255	87,650,981
Income taxes	32,835,181	25,258,800
Total liabilities	1,261,609,812	1,284,953,425

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 17,594,048 shares in 2021 and 16,595,783 shares in 2020	35,188,096	33,191,566
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,761,909 shares in 2021 and 2,679,603 shares in 2020	5,523,818	5,359,206

Additional paid-in capital	57,462,981	50,287,253
Accumulated other comprehensive income, net of taxes	20,473,292	23,243,133
Retained earnings	179,195,423	153,739,167
Treasury stock at cost – 44,145 Class A shares and 95,356 Class C shares in 2021; and 227,852 Class A shares and 10,985 Class C shares in 2020	(1,127,442)	(1,833,272)

Total stockholders’ equity	296,716,168	263,987,053

Total Liabilities and Stockholders’ Equity	$1,558,325,980	$1,548,940,478

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenues:
Mortgage fee income	$66,257,851	$98,559,624	$204,414,276	$212,209,718
Insurance premiums and other considerations	26,445,618	23,766,576	74,754,856	68,982,561
Net investment income	15,092,962	14,709,142	43,564,167	41,072,386
Net mortuary and cemetery sales	5,967,675	5,371,715	18,228,199	14,530,584
Gains (losses) on investments and other assets	976,900	800,507	4,414,217	(173,461)
Other	4,768,125	2,997,001	13,542,337	7,853,468
Total revenues	119,509,131	146,204,565	358,918,052	344,475,256

Benefits and expenses:
Death benefits	15,474,512	16,026,897	48,630,585	43,021,247
Surrenders and other policy benefits	977,190	1,056,318	2,725,791	2,964,984
Increase in future policy benefits	7,485,565	4,892,972	19,140,939	18,534,848
Amortization of deferred policy and pre- need acquisition costs and value of business acquired	4,709,979	4,239,935	11,940,905	10,781,658
Selling, general and administrative expenses:
Commissions	28,769,191	37,761,992	91,392,436	81,555,823
Personnel	25,122,254	21,700,446	73,822,449	60,959,099
Advertising	1,691,236	1,607,138	5,089,301	3,842,296
Rent and rent related	1,853,960	1,797,161	5,594,206	5,074,755
Depreciation on property and equipment	412,152	516,243	1,387,275	1,550,526
Costs related to funding mortgage loans	2,379,085	3,057,276	8,055,810	7,392,373
Other	13,775,139	11,701,986	37,754,717	33,080,916
Interest expense	1,807,461	2,363,169	5,327,072	6,063,218
Cost of goods and services sold-mortuaries and cemeteries	908,014	899,101	2,880,766	2,401,592
Total benefits and expenses	105,365,738	107,620,634	313,742,252	277,223,335

Earnings before income taxes	14,143,393	38,583,931	45,175,800	67,251,921
Income tax expense	(3,352,663)	(9,279,162)	(10,998,876)	(15,965,656)

Net earnings	$10,790,730	$29,304,769	$34,176,924	$51,286,265

Net earnings per Class A Equivalent common share (1)	$0.54	$1.48	$1.70	$2.60
Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.51	$1.44	$1.63	$2.55
Weighted-average Class A equivalent common shares outstanding (1)	20,160,912	19,830,879	20,117,257	19,717,877
Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	20,980,881	20,418,599	20,927,695	20,142,083

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net earnings	$10,790,730	$29,304,769	$34,176,924	$51,286,265
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$(1,406,615)	3,810,906	(3,477,826)	7,810,537
Unrealized gains (losses) on restricted assets	(13,951)	23,323	(21,682)	28,309
Unrealized losses on cemetery perpetual care trust investments	(4,669)	(16,883)	(10,927)	(11,114)
Foreign currency translation adjustments	—	84	2,835	(196)
Other comprehensive income (loss), before income tax	(1,425,235)	3,817,430	(3,507,600)	7,827,536
Income tax benefit (expense)	300,029	(801,915)	737,759	(1,644,446)
Other comprehensive income (loss), net of income tax	(1,125,206)	3,015,515	(2,769,841)	6,183,090
Comprehensive income	$9,665,524	$32,320,284	$31,407,083	$57,469,355

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2021
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2021	$33,191,566	$5,359,206	$50,287,253	$23,243,133	$153,739,167	$(1,833,272)	$263,987,053

Net earnings	—	—	—	—	12,128,715	—	12,128,715
Other comprehensive loss	—	—	—	(5,388,522)	—	—	(5,388,522)
Stock-based compensation expense	—	—	39,153	—	—	—	39,153
Exercise of stock options	55,852	—	33,401	—	—	—	89,253
Sale of treasury stock	—	—	290,381	—	—	1,632,041	1,922,422
Purchase of treasury stock	—	—	—	—	—	(910,233)	(910,233)
Conversion Class C to Class A	97,054	(97,054)	—	—	—	—	—
March 31, 2021	$33,344,472	$5,262,152	$50,650,188	$17,854,611	$165,867,882	$(1,111,464)	$271,867,841

Net earnings	—	—	—	—	11,257,479	—	11,257,479
Other comprehensive income	—	—	—	3,743,887	—	—	3,743,887
Exercise of stock options	106,044	—	7,655	—	—	—	113,699
Sale of treasury stock	—	—	(38,048)	—	—	1,499,862	1,461,814
Purchase of treasury stock	—	—	—	—	—	(2,596,006)	(2,596,006)
Stock dividends	1,672,526	263,108	6,774,719	—	(8,710,354)	—	(1)
June 30, 2021	$35,123,042	$5,525,260	$57,394,514	$21,598,498	$168,415,007	$(2,207,608)	$285,848,713

Net earnings	—	—	—	—	10,790,730	—	10,790,730
Other comprehensive loss	—	—	—	(1,125,206)	—	—	(1,125,206)
Exercise of stock options	61,320	—	24,182	—	—	—	85,502
Sale of treasury stock	—	—	(6,274)	—	—	1,338,621	1,332,347
Purchase of treasury stock	—	—	42,537	—	—	(258,455)	(215,918)
Conversion Class C to Class A	1,440	(1,440)	—	—	—	—	—
Stock dividends	2,294	(2)	8,022	—	(10,314)	—	—
September 30, 2021	$35,188,096	$5,523,818	$57,462,981	$20,473,292	$179,195,423	$(1,127,442)	$296,716,168

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Continued)

	Nine Months Ended September 30, 2020
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2020	$32,215,558	$5,001,774	$46,091,112	$13,726,514	$101,256,229	$(1,580,582)	$196,710,605

Net earnings	—	—	—	—	1,424,449	—	1,424,449
Other comprehensive loss	—	—	—	(8,852,313)	—	—	(8,852,313)
Stock-based compensation expense	—	—	65,877	—	—	—	65,877
Exercise of stock options	44,822	—	(33,930)	—	—	—	10,892
Sale of treasury stock	—	—	218,280	—	—	264,081	482,361
Purchase of treasury stock	—	—	—	—	—	(129,608)	(129,608)
Stock dividends	2,322	(1,020)	2,292	—	(3,594)	—	—
Conversion Class C to Class A	22,324	(22,324)	—	—	—	—	—
March 31, 2020	$32,285,026	$4,978,430	$46,343,631	$4,874,201	$102,677,084	$(1,446,109)	$189,712,263

Net earnings	—	—	—	—	20,557,047	—	20,557,047
Other comprehensive income	—	—	—	12,019,888	—	—	12,019,888
Stock-based compensation expense	—	—	101,520	—	—	—	101,520
Exercise of stock options	22,726	—	(22,726)	—	—	—	—
Sale of treasury stock	—	—	319,676	—	—	664,546	984,222
Purchase of treasury stock	—	—	—	—	—	(760,713)	(760,713)
Stock dividends	807,356	124,460	2,175,790	—	(3,107,607)	—	(1)
June 30, 2020	$33,115,108	$5,102,890	$48,917,891	$16,894,089	$120,126,524	$(1,542,276)	$222,614,226

Net earnings	—	—	—	—	29,304,769	—	29,304,769
Other comprehensive income	—	—	—	3,015,515	—	—	3,015,515
Stock-based compensation expense	—	—	104,562	—	—	—	104,562
Sale of treasury stock	—	—	330,939	—	—	886,452	1,217,391
Purchase of treasury stock	—	—	—	—	—	(210,506)	(210,506)
Stock dividends	742	—	1,732	—	(2,474)	—	—
Conversion Class C to Class A	4,124	(4,124)	—	—	—	—	—
September 30, 2020	$33,119,974	$5,098,766	$49,355,124	$19,909,604	$149,428,819	$(866,330)	$256,045,957

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2021	2020
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$128,890,897	$(164,589,158)

Cash flows from investing activities:
Purchases of fixed maturity securities	(14,359,481)	(56,899,073)
Sales, calls and maturities of fixed maturity securities	40,856,383	75,523,084
Purchases of equity securities	(1,382,227)	(6,492,243)
Sales of equity securities	3,334,697	2,011,568
Net changes in restricted assets	28,770	(2,650,188)
Net changes in perpetual care trusts	1,065,459	(870,485)
Mortgage loans held for investment, other investments and policy loans made	(635,682,683)	(486,189,616)
Payments received for mortgage loans held for investment, other investments and policy loans	577,555,622	478,445,833
Purchases of property and equipment	(4,187,580)	(1,111,360)
Sales of property and equipment	45,168	—
Purchases of real estate	(70,404,325)	(27,528,643)
Sales of real estate	22,974,490	13,052,416
Net cash used in investing activities	(80,155,707)	(12,708,707)

Cash flows from financing activities:
Investment contract receipts	8,743,867	8,656,037
Investment contract withdrawals	(11,776,818)	(12,759,734)
Proceeds from stock options exercised	288,454	10,892
Purchases of treasury stock	(3,722,157)	(1,100,827)
Repayment of bank loans	(54,454,529)	(251,041,466)
Proceeds from bank loans	97,119,014	329,672,821
Net change in warehouse line borrowings for loans held for sale	(77,374,340)	128,600,308
Net cash provided by (used in) financing activities	(41,176,509)	201,038,031

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	7,558,681	23,740,166

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	115,465,086	137,735,673

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$123,023,767	$161,475,839

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,464,423	$5,917,344
Income taxes (net of refunds)	2,684,737	4,995,073

Non Cash Operating, Investing and Financing Activities:
Accrued real estate construction costs and retainage	$8,321,415	$347,826
Benefit plans funded with treasury stock	4,716,583	2,683,974
Right-of-use assets obtained in exchange for operating lease liabilities	2,435,831	4,796,580
Mortgage loans held for investment foreclosed into real estate held for investment	931,079	686,124
Transfer of loans held for sale to mortgage loans held for investment	201,951	9,170,610
Right-of-use assets obtained in exchange for finance lease liabilities	—	8,494

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Continued)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Nine Months Ended September 30
	2021	2020
Cash and cash equivalents	$111,498,676	$151,686,960
Restricted assets	10,004,204	8,468,191
Cemetery perpetual care trust investments	1,520,887	1,320,688

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$123,023,767	$161,475,839

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment or sale; those used in determining the liability for future policy benefits; those used in estimating other than temporary impairments on available for sale securities; those used in determining the value of mortgage servicing rights; those used in determining allowances for loan losses for mortgage loans held for investment; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

COVID-19. During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19, and its variants, pose a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company is closely monitoring developments relating to the ongoing COVID-19 pandemic and assessing its impact on the Company’s business. The continued uncertainty surrounding the COVID-19 pandemic has had and continues to have a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus and its variants, which include the implementation of travel bans, self-imposed quarantine periods, social distancing, and various mask and vaccine mandates. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

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

The Company has implemented risk management, business continuity plans and has taken preventive measures and other precautions, including some remote work arrangements. Such measures and precautions have enabled the Company to continue to conduct business.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

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

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” – Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, the FASB issued an update to ASU No. 2018-12 that made the ASU effective for the Company on January 1, 2025. The Company has engaged an industry software expert and is in the process of implementing this software and other changes to its systems. The Company anticipates that it will be ready by the effective date.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments

The Company’s investments as of September 30, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$22,284,283	$794,130	$—	$23,078,413

Obligations of states and political subdivisions	5,077,822	229,814	(5,226)	5,302,410

Corporate securities including public utilities	174,862,169	24,331,635	(291,388)	198,902,416

Mortgage-backed securities	36,316,313	1,148,676	(185,752)	37,279,237

Redeemable preferred stock	268,941	13,525	—	282,466

Total fixed maturity securities available for sale	$238,809,528	$26,517,780	$(482,366)	$264,844,942

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$8,198,282	$2,885,061	$(353,599)	$10,729,744

Total equity securities at estimated fair value	$8,198,282	$2,885,061	$(353,599)	$10,729,744

Mortgage loans held for investment at amortized cost:
Residential	$89,544,581
Residential construction	169,030,287
Commercial	52,087,010
Less: Unamortized deferred loan fees, net	(1,013,925)
Less: Allowance for loan losses	(1,753,853)
Less: Net discounts	(503,619)

Total mortgage loans held for investment	$307,390,481

Real estate held for investment - net of accumulated depreciation:
Residential	$46,606,702
Commercial	143,003,658

Total real estate held for investment	$189,610,360

Real estate held for sale:
Residential	$1,190,602
Commercial	4,890,553

Total real estate held for sale	$6,081,155

Other investments and policy loans at amortized cost:
Policy loans	$13,699,414
Insurance assignments	53,417,350
Federal Home Loan Bank stock (1)	3,105,100
Other investments	5,188,801
Less: Allowance for doubtful accounts	(1,795,037)

Total policy loans and other investments	$73,615,628

Accrued investment income	$5,386,756

Total investments	$857,659,066

(1)	Includes $905,700 of Membership stock and $2,199,440 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities available for sale, which were carried at estimated fair value, at September 30, 2021 and December 31, 2020. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At September 30, 2021
Obligations of States and Political Subdivisions	$5,226	$756,793	$—	$—	$5,226	$756,793
Corporate Securities	62,966	3,633,271	228,422	4,226,222	291,388	7,859,493
Mortgage and other asset-backed securities	67,554	7,858,646	118,198	1,759,305	185,752	9,617,951
Total unrealized losses	$135,746	$12,248,710	$346,620	$5,985,527	$482,366	$18,234,237

At December 31, 2020
Obligations of States and Political Subdivisions	$1,261	$206,812	$—	$—	$1,261	$206,812
Corporate Securities	242,596	9,919,298	438,882	2,593,026	681,478	12,512,324
Mortgage and other asset-backed securities	266,522	3,455,574	584	51,961	267,106	3,507,535
Total unrealized losses	$510,379	$13,581,684	$439,466	$2,644,987	$949,845	$16,226,671

There were 51 securities with fair value of 97.4% of amortized cost at September 30, 2021. There were 63 securities with fair value of 94.7% of amortized cost at December 31, 2020. No additional credit losses have been recognized for the three and nine months ended September 30, 2021 and 2020.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

The following table presents a rollforward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale for the nine months ended September 30:

	2021	2020
Balance of credit-related OTTI at January 1	$370,975	$—

Additions for credit impairments recognized on:
Securities not previously impaired	—	—
Securities previously impaired	—	—

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	—	—
Securities due to an increase in expected cash flows	—	—

Balance of credit-related OTTI at September 30	$370,975	$—

The amortized cost and estimated fair value of fixed maturity securities available for sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$469,744	$474,140
Due in 2-5 years	62,693,405	66,205,403
Due in 5-10 years	71,364,711	79,246,211
Due in more than 10 years	67,696,414	81,357,485
Mortgage-backed securities	36,316,313	37,279,237
Redeemable preferred stock	268,941	282,466
Total	$238,809,528	$264,844,942

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company has pledged a total of $29,552,638, par value, of United States Treasury and various Ginnie Mae fixed maturity securities with the FHLB at September 30, 2021. These securities are used as collateral on any cash borrowings from the FHLB. As of September 30, 2021, the Company owed $14,443,758 to the FHLB and its estimated remaining maximum borrowing capacity was $13,787,339.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

Investment Related Earnings

The Company’s net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Fixed maturity securities:
Gross realized gains	$244,275	$50,171	$517,934	$201,130
Gross realized losses	(16,812)	(39,130)	(31,698)	(51,219)

Equity securities:
Gains (losses) on securities sold	119,614	95,331	372,194	(12,141)
Unrealized gains and (losses) on securities held at the end of the period	(122,505)	511,168	1,319,919	(512,629)

Other assets:
Gross realized gains	855,282	1,480,053	2,702,084	1,985,817
Gross realized losses	(102,954)	(1,297,086)	(466,216)	(1,784,419)
Total	$976,900	$800,507	$4,414,217	$(173,461)

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Information regarding sales of fixed maturity securities available for sale is summarized as follows:

	Three Months Ended September 30		Nine Months Ended Nine 30
	2021	2020	2021	2020
Proceeds from sales	$843,151	$214,200	$2,826,082	$2,967,531
Gross realized gains	13,878	16,302	223,010	149,641
Gross realized losses	(3,249)	(906)	(3,249)	(1,043)

Major categories of net investment income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Fixed maturity securities	$2,667,848	$3,191,064	$8,189,971	$9,258,850
Equity securities	111,213	126,369	345,482	329,534
Mortgage loans held for investment	7,040,773	6,918,081	20,027,656	18,154,123
Real estate	3,307,980	2,998,806	9,353,459	8,940,072
Policy loans	229,857	264,422	694,345	755,914
Insurance assignments	4,781,079	4,561,574	14,298,126	13,244,176
Other investments	35,118	—	88,124	25,421
Cash and cash equivalents	81,186	65,460	154,810	385,848
Gross investment income	18,255,054	18,125,776	53,151,973	51,093,938
Investment expenses	(3,162,092)	(3,416,634)	(9,587,806)	(10,021,552)
Net investment income	$15,092,962	$14,709,142	$43,564,167	$41,072,386

Net investment income includes income earned by the restricted assets cemeteries and mortuaries of $778,892 and $129,347 for the three months ended September 30, 2021 and 2020, respectively, and $1,130,771 and $380,079 for the nine months ended September 30, 2021 and 2020, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

Securities on deposit with regulatory authorities as required by law amounted to $10,168,666 at September 30, 2021 and $9,684,409 at December 31, 2020. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at September 30, 2021, other than investments issued or guaranteed by the United States Government.

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

The Company currently owns and operates 12 commercial properties in 5 states. These properties include office buildings, a funeral home, flex office space, and includes the redevelopment and expansion of its corporate campus (“Center 53”) in Salt Lake City, Utah. The Company also holds undeveloped land that may be used for future commercial developments. The Company uses bank debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $124,940,289 and $71,517,902 as of September 30, 2021 and December 31, 2020, respectively. The associated bank loan carrying values totaled $75,989,280 and $46,153,283 as of September 30, 2021 and December 31, 2020, respectively.

During the three months ended September 30, 2021 and 2020, the Company recorded impairment losses on commercial real estate held for sale of $-0- and $800,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded impairment losses on commercial real estate held for sale of $28,378 and $846,980, respectively. These impairment losses relate to an office building and a funeral home held by the life insurance segment. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

The following is a summary of the Company’s commercial real estate held for investment for the periods presented:

	Net Ending Balance		Total Square Footage
	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Utah (1)	$137,296,733	$100,927,528	369,899	379,066
Louisiana	2,438,053	2,998,684	31,778	84,841
Mississippi	2,879,727	2,914,498	19,694	21,521
California	389,145	—	2,872	—

	$143,003,658	$106,840,710	424,243	485,428

(1)	Includes Center53 phase 1 completed and phase 2, which is currently under construction.

The following is a summary of the Company’s commercial real estate held for sale for the periods presented:

	Net Ending Balance		Total Square Footage
	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Kansas	$4,000,000	$4,000,000	222,679	222,679
Louisiana	490,000	—	53,063	—
Texas (1)	249,000	249,000	—	—
Mississippi	151,553	151,553	—	12,300

	$4,890,553	$4,400,553	275,742	234,979

(1)	Improved commercial pad

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

The net ending balance of foreclosed residential real estate included in residential real estate held for investment and sale is $1,190,602 and $4,327,079 as of September 30, 2021 and December 31, 2020, respectively.

During the three months ended September 30, 2021 and 2020 the Company did not record any impairment losses on residential real estate held for investment or held for sale. During the nine months ended September 30, 2021 and 2020 the Company recorded impairment losses on residential real estate held for investment of $-0- and $43,394, respectively. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

The following is a summary of the Company’s residential real estate held for investment for the periods presented:

	Net Ending Balance
	September 30 2021	December 31 2020
Utah (1)	$46,520,521	$24,557,562
Washington (2)	286,181	286,181
	$46,606,702	$24,843,743

(1)	Includes subdivision land developments
(2)	Improved residential lots

Additional information regarding the Company’s subdivision land developments in Utah is summarized as follows:

	September 30 2021	December 31 2020
Lots available for sale	106	36
Lots to be developed	1,254	350
Ending Balance	$46,111,025	$23,777,478

The following is a summary of the Company’s residential real estate held for sale for the periods presented:

	Net Ending Balance
	September 30 2021	December 31 2020
Nevada	$979,640	$979,640
Florida	—	744,322
Texas	200,962	—
Ohio	10,000	10,000
Utah	—	1,744,292
	$1,190,602	$3,478,254

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of September 30, 2021, real estate owned and occupied by the Company is summarized as follows:

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

(1)	Included in property and equipment on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30,2021, the Company had 62%, 13%, 5%, 4%, 2%, 2% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, Nevada, Arizona, Hawaii, and Louisiana, respectively. At December 31, 2020, the Company had 57%, 13%, 9%, 4%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

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

September 30, 2021 (Unaudited)

3) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Commercial	Residential	Residential Construction	Total
September 30, 2021
Allowance for credit losses:
Beginning balance - January 1, 2021	$187,129	$1,774,796	$43,202	$2,005,127
Charge-offs	—	—	—	—
Provision	—	(251,274)	—	(251,273)
Ending balance - September 30, 2021	$187,129	$1,523,522	$43,202	$1,753,853

Ending balance: individually evaluated for impairment	$—	$131,576	$—	$131,576

Ending balance: collectively evaluated for impairment	$187,129	$1,391,946	$43,202	$1,622,277

Mortgage loans:
Ending balance – September 30, 2021	$52,087,010	$89,544,581	$169,030,287	$310,661,878

Ending balance: individually evaluated for impairment	$575,260	$3,170,462	$—	$3,745,722

Ending balance: collectively evaluated for impairment	$51,511,750	$86,374,119	$169,030,287	$306,916,156

December 31, 2020
Allowance for credit losses:
Beginning balance - January 1, 2020	$187,129	$1,222,706	$43,202	$1,453,037
Charge-offs	—	—	—	—
Provision	—	552,090	—	552,090
Ending balance – December 31, 2020	$187,129	$1,774,796	$43,202	$2,005,127

Ending balance: individually evaluated for impairment	$—	$219,905	$—	$219,905

Ending balance: collectively evaluated for impairment	$187,129	$1,554,891	$43,202	$1,785,222

Mortgage loans:
Ending balance - December 31, 2020	$46,836,866	$111,111,777	$95,822,448	$253,771,091

Ending balance: individually evaluated for impairment	$2,148,827	$7,932,680	$200,963	$10,282,470

Ending balance: collectively evaluated for impairment	$44,688,039	$103,179,097	$95,621,485	$243,488,621

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

3) Investments (Continued)

The following is a summary of the aging of mortgage loans held for investment for the periods presented:

	Commercial	Residential	Residential Construction	Total
September 30, 2021
30-59 Days Past Due	$5,920,000	$2,675,378	$—	$8,595,378
60-89 Days Past Due	451,337	861,848	1,799,000	3,112,185
Greater Than 90 Days (1)	473,372	2,021,311	—	2,494,683
In Process of Foreclosure (1)	101,888	1,149,151	—	1,251,039
Total Past Due	6,946,597	6,707,686	1,799,000	15,453,285
Current	45,140,413	82,836,895	167,231,287	295,208,595
Total Mortgage Loans	52,087,010	89,544,581	169,030,287	310,661,878
Allowance for Loan Losses	(187,129)	(1,523,522)	(43,202)	(1,753,853)
Unamortized deferred loan fees, net	(27,735)	(695,987)	(290,203)	(1,013,925)
Unamortized discounts, net	(269,363)	(234,256)	—	(503,619)
Net Mortgage Loans	$51,602,783	$87,090,816	$168,696,882	$307,390,481

December 31, 2020
30-59 Days Past Due	$233,200	$5,866,505	$127,191	$6,226,896
60-89 Days Past Due	812,780	2,048,148	—	2,860,928
Greater Than 90 Days (1)	2,148,827	5,669,583	—	7,818,410
In Process of Foreclosure (1)	—	2,263,097	200,963	2,464,060
Total Past Due	3,194,807	15,847,333	328,154	19,370,294
Current	43,642,059	79,975,115	110,783,623	234,400,797
Total Mortgage Loans	46,836,866	95,822,448	111,111,777	253,771,091
Allowance for Loan Losses	(187,129)	(1,774,796)	(43,202)	(2,005,127)
Unamortized deferred loan fees, net	(32,557)	(909,864)	(218,711)	(1,161,132)
Unamortized discounts, net	(880,721)	(380,175)	—	(1,260,896)
Net Mortgage Loans	$45,736,459	$92,757,613	$110,849,864	$249,343,936

(1)	Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2021
With no related allowance recorded:
Commercial	$575,260	$575,260	$—	$830,696	$—
Residential	2,268,746	2,268,746	—	2,868,607	—
Residential construction	—	—	—	133,975	—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Residential	901,716	901,716	131,576	892,335	—
Residential construction	—	—	—	—	—

Total:
Commercial	$575,260	$575,260	$—	$830,696	$—
Residential	3,170,462	3,170,462	131,576	3,760,942	—
Residential construction	—	—	—	133,975	—

December 31, 2020
With no related allowance recorded:
Commercial	$2,148,827	$2,148,827	$—	$1,866,819	$—
Residential	6,415,419	6,415,419	—	5,010,078	—
Residential construction	200,963	200,963	—	555,278	—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Residential	1,517,261	1,517,261	219,905	1,182,368	—
Residential construction	—	—	—	—	—

Total:
Commercial	$2,148,827	$2,148,827	$—	$1,866,819	$—
Residential	7,932,680	7,932,680	219,905	6,192,446	—
Residential construction	200,963	200,963	—	555,278	—

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

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

The Company’s performing and non-performing mortgage loans held for investment were as follows:

	Commercial		Residential		Residential Construction		Total
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

Performing	$51,511,750	$44,688,039	$86,374,119	$87,889,768	$169,030,287	$110,910,814	$306,916,156	$243,488,621
Non-performing	575,260	2,148,827	3,170,462	7,932,680	—	200,963	3,745,722	10,282,470

Total	$52,087,011	$46,836,866	$89,544,581	$95,822,448	$169,030,287	$111,111,777	$310,661,878	$253,771,091

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $265,000 and $491,000 as of September 30, 2021 and December 31, 2020, respectively.

The following is a summary of mortgage loans held for investment on a non-accrual status for the periods presented.

	As of September 30 2021	As of December 31 2020
Commercial	$575,260	$2,148,827
Residential	3,170,462	7,932,680
Residential construction	—	200,963
Total	$3,745,222	$10,282,470

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

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

The following is a summary of the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for the periods presented:

	As of September 30 2021	As of December 31 2020

Aggregate fair value	$312,655,843	$422,772,418
Unpaid principal balance	304,132,748	406,407,323
Unrealized gain	8,523,095	16,365,095

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Loan fees	$9,552,788	$20,630,052	$28,247,365	$40,167,476
Interest income	2,336,573	3,348,929	6,836,754	7,630,993
Secondary gains	55,440,961	70,627,864	179,900,770	151,215,666
Change in fair value of loan commitments	(380,696)	3,901,086	(549,093)	12,454,218
Change in fair value of loans held for sale	(259,307)	1,404,131	(8,319,820)	4,231,347
Provision for loan loss reserve	(432,468)	(1,352,438)	(1,701,700)	(3,489,982)
Mortgage fee income	$66,257,851	$98,559,624	$204,414,276	$212,209,718

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30 2021	As of December 31 2020
Balance, beginning of period	$20,583,618	$4,046,288
Provision on current loan originations (1)	1,701,700	4,938,214
Additional provision for loan loss reserve	—	16,506,030
Charge-offs, net of recaptured amounts	(19,877,085)	(4,906,914)
Balance, end of period	$2,408,233	$20,583,618

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the nine months ended September 30, 2021, $1,701,700 in reserves were added. The Company currently adds reserves a rate of 3.0 basis points per loan, the equivalent of $300 per $1,000,000 in loans originated. This is a decrease over the nine months ended September 30, 2020, when reserves were added at a rate of 8.9 basis points per loan originated, the equivalent of $890 per $1,000,000 in loans originated. The Company also increased its loan loss reserve for the year ended December 31, 2020 by an additional $16,506,030 to account for changes in estimates specific to settlements of loan losses. See Note 11 for additional information regarding mortgage loan loss settlements and charge-offs. The unique nature of COVID-19 creates significant difficulty for forecasting potential future losses. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of September 30, 2021, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

5) Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $-0- and $104,562 has been recognized for these plans for the three months ended September 30, 2021 and 2020, respectively, and $39,153 and $271,959 has been recognized for these plans for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the total unrecognized compensation expense related to the options issued was $0.

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

A summary of the status of the Company’s stock compensation plans as of September 30, 2021, and the changes during the nine months ended September 30, 2021, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,072,863	$4.22	662,666	$4.61
Adjustment for effect of stock dividends	47,594		33,136
Granted	—		—
Exercised	(134,362)		—
Cancelled	—		—
Outstanding at September 30, 2021	986,095	$4.31	695,802	$4.61

As of September 30, 2021:
Options exercisable	986,095	$4.31	695,802	$4.61

As of September 30, 2021:
Available options for future grant	364,851		279,825

Weighted average contractual term of options outstanding at September 30, 2021	4.94 years		6.07 years

Weighted average contractual term of options exercisable at September 30, 2021	4.94 years		6.07 years

Aggregated intrinsic value of options outstanding at September 30, 2021 (1)	$3,868,045		$2,515,840

Aggregated intrinsic value of options exercisable at September 30, 2021 (1)	$3,868,045		$2,515,840

(1)	The Company used a stock price of $8.23 as of September 30, 2021 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

5) Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of September 30, 2020, and the changes during the nine months ended September 30, 2020, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,086,053	$4.41	594,132	$5.36
Adjustment for effect of stock dividends	27,968		19,354
Granted	77,000		180,000
Exercised	(78,803)		—
Cancelled	—		—
Outstanding at September 30, 2020	1,112,218	$4.28	793,486	$4.88

As of September 30, 2020:
Options exercisable	1,053,033	$4.39	652,805	$5.14

As of September 30, 2020:
Available options for future grant	325,372		266,500

Weighted average contractual term of options outstanding at September 30, 2020	5.72 years		5.94 years

Weighted average contractual term of options exercisable at September 30, 2020	5.51 years		5.49 years

Aggregated intrinsic value of options outstanding at September 30, 2020 (1)	$2,242,693		$1,115,985

Aggregated intrinsic value of options exercisable at September 30, 2020 (1)	$2,228,291		$894,505

(1)	The Company used a stock price of $6.40 as of September 30, 2020 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months September 30, 2021 and 2020 was $591,603 and $191,309, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

6) Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Numerator:
Net earnings	$10,790,730	$29,304,769	$34,176,924	$51,286,265
Denominator:
Basic weighted-average shares outstanding	20,160,912	19,830,879	20,117,257	19,717,877
Effect of dilutive securities:
Employee stock options	819,969	587,720	810,438	424,206

Diluted weighted-average shares outstanding	20,980,881	20,418,599	20,927,695	20,142,083

Basic net earnings per share	$0.54	$1.48	$1.70	$2.60

Diluted net earnings per share	$0.51	$1.44	$1.63	$2.55

Net earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. For the nine months September 30, 2021 and 2020, there were -0- and -0- of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock for the periods presented:

	Class A	Class C
Outstanding shares at December 31, 2019	16,107,779	2,500,887

Exercise of stock options	33,774	—
Stock dividends	405,210	61,720
Conversion of Class C to Class A	13,224	(13,224)

Outstanding shares at September 30, 2020	16,559,987	2,549,383

Outstanding shares at December 31, 2020	16,595,783	2,679,603

Exercise of stock options	111,608	—
Stock dividends	837,410	131,553
Conversion of Class C to Class A	49,247	(49,247)

Outstanding shares at September 30, 2021	17,594,048	2,761,909

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
September 30, 2021
Revenues from external customers	$42,039,638	$6,705,347	$70,764,146	$—	$119,509,131
Intersegment revenues	1,756,860	79,096	153,502	(1,989,458)	—
Segment profit before income taxes	3,721,220	1,747,493	8,674,680	—	14,143,393

For the Three Months Ended
September 30, 2020
Revenues from external customers	$39,261,044	$5,495,990	$101,447,531	$—	$146,204,565
Intersegment revenues	2,952,836	79,096	168,890	(3,200,822)	—
Segment profit before income taxes	4,807,280	1,322,303	32,454,348	—	38,583,931

For the Nine Months Ended
September 30, 2021
Revenues from external customers	$121,640,865	$20,512,534	$216,764,653	$—	$358,918,052
Intersegment revenues	5,409,841	234,905	470,534	(6,115,280)	—
Segment profit before income taxes	11,110,425	6,717,763	27,347,612		45,175,800

Identifiable Assets	1,241,514,729	63,265,518	328,274,954	(78,248,809)	1,554,806,392
Goodwill	2,765,729	754,018	—		3,519,588
Total Assets	1,244,280,299	64,019,536	328,274,954	(78,248,809)	1,558,325,980

For the Nine Months Ended
September 30, 2020
Revenues from external customers	$110,255,399	$14,815,991	$219,403,866	—	$344,475,256
Intersegment revenues	5,677,189	272,409	559,923	(6,509,521)	—
Segment profit before income taxes	5,408,482	2,975,556	58,867,883	—	67,251,921

Identifiable Assets	1,232,786,760	55,339,760	443,756,079	(88,204,200)	1,643,678,399
Goodwill	2,765,570	754,018	—	—	3,519,588
Total Assets	1,235,552,330	56,093,778	443,756,079	(88,204,200)	1,647,197,987

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

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

September 30, 2021 (Unaudited)

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

September 30, 2021 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$264,844,942	$—	$262,794,121	$2,050,821
Equity securities	10,729,744	10,729,744	—	—
Loans held for sale	312,655,843	—	—	312,655,843
Restricted assets (1)	1,663,903	—	1,663,903	—
Restricted assets (2)	2,932,266	2,932,266	—	—
Cemetery perpetual care trust investments (1)	786,250	—	786,250	—
Cemetery perpetual care trust investments (2)	2,387,408	2,387,408	—	—
Derivatives - loan commitments (3)	10,396,178	—	—	10,396,178
Total assets accounted for at fair value on a recurring basis	$606,396,534	$16,049,418	$265,244,274	$325,102,842

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(16,943)	$(16,943)	$—	$—
Derivatives – put options (4)	(23,631)	(23,631)	—	—
Derivatives - loan commitments (4)	(816,661)	—	—	(816,661)
Total liabilities accounted for at fair value on a recurring basis	$(857,235)	$(40,574)	$—	$(816,661)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

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
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	9/30/2021	Technique	Input(s)	Value	Value	Average
Loans held for sale	$312,655,843	Market approach	Investor contract pricing as a percentage of unpaid principal balance	95.0%	107.0%	100.0%

Derivatives - loan commitments (net)	9,579,517	Market approach	Pull-through rate	61.0%	92.0%	82.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	148 bps	62 bps

Fixed maturity securities available for sale	2,050,821	Broker quotes	Pricing quotes	$90.83	$111.11	$107.56

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the periods presented:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2020	$10,128,610		$422,772,418	$2,201,175
Originations and purchases	—		4,243,072,600	—
Sales, maturities and paydowns	—		(4,484,170,804)	(33,950)
Transfer to mortgage loans held for investment	—		(201,951)	—
Total gains (losses):
Included in earnings	(549,093	)(1)	131,183,580 (1)	2,729 (2)
Included in other comprehensive income	—		—	(119,133)

Balance – September 30, 2021	$9,579,517		$312,655,843	$2,050,821

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the periods presented:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2019	$2,491,233		$213,457,632	$3,216,382
Originations and purchases	—		3,824,329,264	-
Sales, maturities and paydowns	—		(3,709,992,155)	(1,031,500)
Transfer to mortgage loans held for investment	—		(9,170,610)	—
Total gains (losses):
Included in earnings	12,454,218	(1)	127,254,848 (1)	2,532	(2)
Included in other comprehensive income	—		—	102,739

Balance - September 30, 2020	$14,945,451		$445,878,979	$2,290,153

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the periods presented:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - June 30, 2021	$9,960,213		$296,728,086	$2,180,828
Originations and purchases	—		1,432,842,093	—
Sales, maturities and paydowns	—		(1,459,143,727)	(11,550)
Transfer to mortgage loans held for investment	—		—	—
Total gains (losses):
Included in earnings	(380,696	)(1)	42,229,391	928 (2)
Included in other comprehensive income	—		—	(119,385)

Balance - September 30, 2021	$9,579,517		$312,655,843	$2,050,821

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the periods presented:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - June 30, 2020	$11,044,365		$356,949,958	$2,221,392
Originations and purchases	—		1,719,281,234	—
Sales, maturities and paydowns	—		(1,692,015,364)	(10,700)
Transfer to mortgage loans held for investment	—		(236,934)	—
Total gains (losses):
Included in earnings	3,901,086	(1)	61,900,085 (1)	860	(2)
Included in other comprehensive income	—		—	78,601

Balance - September 30, 2020	$14,945,451		$445,878,979	$2,290,153

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$770,140	$—	$—	$770,140
Impaired real estate held for sale	390,000	—	—	390,000
Total assets accounted for at fair value on a nonrecurring basis	$1,160,140	$—	$—	$1,160,140

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

September 30, 2021 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2021 and December 31, 2020.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2021:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$87,090,816	$—	$—	$90,792,471	$90,792,471
Residential construction	168,696,882	—	—	168,696,882	168,696,882
Commercial	51,602,783	—	—	51,318,799	51,318,799
Mortgage loans held for investment, net	$307,390,481	$—	$—	$310,808,152	$310,808,152
Policy loans	13,699,414	—	—	13,699,414	13,699,414
Insurance assignments, net (1)	51,622,313	—	—	51,622,313	51,622,313
Restricted assets (2)	2,848,029	—	—	2,848,029	2,848,029
Cemetery perpetual care trust investments (2)	652,575	—	—	652,575	652,575
Mortgage servicing rights, net	50,360,805	—	—	63,885,183	63,885,183

Liabilities
Bank and other loans payable	$(263,186,923)	$—	$—	$(263,186,923)	$(263,186,923)
Policyholder account balances (3)	(43,058,156)	—	—	(42,144,499)	(42,144,499)
Future policy benefits - annuities (3)	(108,252,697)	—	—	(112,157,034)	(112,157,034)

(1)	Included in other investments and policy loans
(2)	Mortgage loans held for investment
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

September 30, 2021 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

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

September 30, 2021 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

10) Derivative Instruments (Continued)

The following table shows the notional amount and fair value of derivatives as of September 30, 2021 and December 31, 2020.

	Fair Values and Notional Values of Derivative Instruments
		September 30, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$1,085,101,600	$10,396,178	$816,661	$659,245,038	$12,592,672	$2,464,062
Put options	Other liabilities	635,000	—	23,631
Call options	Other liabilities	1,062,500	—	16,943	1,873,200	—	43,097
Total		$1,086,799,100	$10,396,178	$857,235	$661,118,238	$12,592,672	$2,507,159

The following table shows the gains and losses on derivatives for the periods presented.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended September 30		Nine Months Ended September 30
Derivative	Classification	2021	2020	2021	2020
Loan commitments	Mortgage fee income	$(380,696)	$3,901,086	$(549,093)	$12,454,218

Call and put options	Gains on investments and other assets	$12,985	$34,171	$128,270	$124,516

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

11) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2021 and December 31, 2020, the balances were $2,408,233 and $20,583,618, respectively. The Company believes that the final loan loss reserve as of September 30, 2021, represents its best estimate for adequate loss reserves on loans sold.

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

September 30, 2021 (Unaudited)

11) Reinsurance, Commitments and Contingencies (Continued)

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

The Company, through its subsidiary SecurityNational Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2% and matures on August 9, 2022. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with Comerica Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $70,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on May 27, 2022. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with U.S Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.0% and matures on June 4, 2022. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The Company, through its subsidiary EverLEND Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows EverLEND Mortgage to borrow up to $5,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.5% and matures on August 18, 2022. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of September 30, 2021, the Company was in compliance with all debt covenants.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

11) Reinsurance, Commitments and Contingencies (Continued)

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of September 30, 2021, the Company’s commitments were approximately $318,081,000 for these loans, of which $172,636,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.00% per annum. Maturities range between six and eighteen months.

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

September 30, 2021 (Unaudited)

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

The following is a summary of the MSR activity for the periods presented.

	As of September 30 2021	As of December 31 2020
Amortized cost:
Balance before valuation allowance at beginning of year	$35,210,516	$17,155,529
MSR additions resulting from loan sales	26,048,186	29,896,465
Amortization (1)	(10,897,897)	(11,841,478)
Application of valuation allowance to write down MSRs with other than temporary impairment	—	—
Balance before valuation allowance at end of period	$50,360,805	$35,210,516

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$—	$—
Additions	—	—
Application of valuation allowance to write down MSRs with other than temporary impairment	—	—
Balance at end of period	$—	$—

Mortgage servicing rights, net	$50,360,805	$35,210,516

Estimated fair value of MSRs at end of period	$63,885,183	$38,702,358

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

12) Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost:

Estimated MSR Amortization
2021	$14,530,529
2022	10,129,095
2023	8,049,699
2024	6,378,335
2025	5,081,973
Thereafter	6,191,174
Total	$50,360,805

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Contractual servicing fees	$4,037,142	$2,340,546	$11,179,908	$6,055,055
Late fees	71,724	69,314	227,211	238,826
Total	$4,108,866	$2,409,860	$11,407,119	$6,293,881

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio for the periods presented:

	As of September 30 2021	As of December 31 2020
Servicing UPB	$6,709,170,790	$5,070,287,864

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2021	11.80	6.62	9.50
December 31, 2020	15.60	5.30	9.50

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

13) Income Taxes

The Company’s overall effective tax rate for the three months ended September 30, 2021 and 2020 was 23.7% and 24.0%, respectively, which resulted in a provision for income taxes of $3,352,663 and $ 9,279,162, respectively. The Company’s overall effective tax rate for the nine months ended September 30, 2021 and 2020 was 24.3% and 23.6%, respectively, which resulted in a provision for income taxes of $10,998,876 and $ 15,965,656, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes. The effective tax rate in the current period decreased when compared to the prior year period partly due to the Company’s provision for state income taxes.

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

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from a manufacturer such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is delivered to the Company.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2021)	$4,119,988	$—	$13,080,179
Closing (9/30/2021)	4,952,257	—	14,184,328
Increase/(decrease)	832,269	—	1,104,149

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2020)	$2,778,879	$—	$12,607,978
Closing (12/31/2020)	4,119,988	—	13,080,179
Increase/(decrease)	1,341,109	—	472,201

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three months ended September 30, 2021 and 2020 was $1,143,745 and $ 1,427,418, respectively, and for the nine months ended September 30, 2021 and 2020 was $3,588,682 and $ 3,258,824, respectively

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Major goods/service lines
At-need	$4,129,203	$4,272,816	$12,172,631	$10,915,712
Pre-need	1,838,472	1,098,899	6,055,568	3,614,872
	$5,967,675	$5,371,715	$18,228,199	$14,530,584

Timing of Revenue Recognition
Goods transferred at a point in time	$4,132,050	$3,559,431	$12,882,878	$9,641,751
Services transferred at a point in time	1,835,625	1,812,284	5,345,321	4,888,833
	$5,967,675	$5,371,715	$18,228,199	$14,530,584

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net mortuary and cemetery sales	$5,967,675	$5,371,715	$18,228,199	$14,530,584
Gains (losses) on investments and other assets	(112,828)	(66,673)	913,058	(244,413)
Net investment income	826,008	168,478	1,296,899	444,971
Other revenues	24,492	22,470	74,378	84,849
Revenues from external customers	6,705,347	5,495,990	20,512,534	14,815,991

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $30,000. The Company believes that funeral plans represent a marketing niche that is less competitive because most insurance companies do not offer similar coverage. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person’s death. On a per thousand-dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

In response to the COVID-19 pandemic, the life insurance sales force began using virtual and tele sales processes to market its products. This past quarter, the life insurance sales force returned to in person sales, however, it continues to use virtual and tele sales where needed. Currently, the insurance operations has approximately 75% of its office staff working in the office with the flexibility for hybrid-remote or completely remote working arrangements as needed.

The following table shows the condensed financial results of the insurance operations for three and nine months ended September 30, 2021 and 2020. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$26,446	$23,767	11%	$74,755	$68,983	8%
Net investment income	14,116	14,240	(1%)	41,860	40,074	4%
Gains (losses) on investments and other assets	931	860	8%	3,303	71	4552%
Other	546	394	39%	1,724	1,127	53%
Total	$42,039	$39,261	7%	$121,642	$110,255	10%
Intersegment revenue	$1,757	$2,953	(41%)	$5,410	$5,677	(5%)
Earnings before income taxes	$3,721	$4,807	(23%)	$11,110	$5,408	105%

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to SecurityNational Mortgage. Profitability for the nine months ended September 30, 2021 has increased due to a $5,772,000 increase in insurance premiums and other considerations, a $3,232,000 increase in gains on investments and other assets primarily due to an increase in the fair value of equity securities and a decrease in impairment losses on real estate held for sale, a $1,785,000 increase in net investment income, a $1,459,000 decrease in selling, general and administrative expenses, a $596,000 increase in other revenues, a $164,000 decrease in interest expense, a $96,000 decrease in intersegment selling, general and administrative expenses, and an $18,000 decrease in intersegment interest expense and other expenses. This increase was partially offset by a $5,370,000 increase in death, surrenders and other policy benefits, a $1,177,000 increase in amortization of deferred policy acquisition costs and value of business acquired primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs, a $606,000 increase in future policy benefits, and a $267,000 decrease in intersegment revenue.

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

In response to the COVID-19 pandemic, the cemetery and mortuary’s pre-need sales force began using virtual selling processes to market its products and services including some in home sales as local regulations permitted. This past quarter, the sales force returned mostly to in home sales, however, it continues to use virtual selling where needed. Currently, the cemetery and mortuary operations office staff works in the office with the flexibility for hybrid-remote or completely remote working arrangements as needed.

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and nine months ended September 30, 2021 and 2020. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$2,191	$2,112	4%	$6,124	$5,560	10%
Cemetery revenues	3,776	3,260	16%	12,104	8,970	35%
Net investment income	826	168	392%	1,297	445	191%
Gains (losses) on investments and other assets	(113)	(67)	69%	913	(244)	474%
Other	24	23	4%	74	85	(13%)
Total	$6,704	$5,496	22%	$20,512	$14,816	38%
Earnings before income taxes	$1,747	$1,322	32%	$6,718	$2,976	126%

Profitability in the nine months ended September 30, 2021 has increased due to a $2,441,000 increase in cemetery pre-need sales, a $1,157,000 increase in gains on investments and other assets primarily attributable to a $955,000 increase in gains on real estate sales and a $203,000 increase in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments, a $851,000 increase in net investment income, a $693,000 increase in cemetery at-need sales, a $564,000 increase in mortuary at-need sales, a $113,000 decrease in interest expense, a $69,000 decrease in intersegment interest expense and other expenses, and an $18,000 decrease in amortization of deferred policy acquisition costs. This increase was partially offset by a $1,637,000 increase in selling, general and administrative expenses, a $479,000 increase in costs of goods sold, a $38,000 decrease in intersegment revenues, and a $10,000 decrease in other revenues.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 58% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

For the nine months ended September 30, 2021 and 2020, SecurityNational Mortgage originated 14,898 loans ($4,157,704,000 total volume) and 14,462 loans ($3,708,810,000 total volume), respectively. For the nine months ended September 30, 2021 and 2020, EverLEND Mortgage originated 260 loans ($85,368,000 total volume) and 400 loans ($115,519,000 total volume), respectively.

Record low mortgage interest rates that prevailed during the third quarter of 2020 and into the first quarter of 2021 trended higher through the second and third quarters of 2021. Production volumes remained strong in the second and third quarters of 2021, particularly for purchase mortgage transactions but were below those experienced during the earlier low interest rate period. The work from home accommodations made by necessity in 2020 as a result of COVID-19 have been integrated into 2021 standard operating procedures. A larger percentage of fulfillment employees are in office in 2021 compared to 2020, however the flexibility remains to accommodate in office or work from home functionality.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2021 and 2020. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$55,441	$70,628	(22%)	$179,901	$151,216	19%
Income from loan originations	11,457	22,627	(49%)	33,382	44,309	(25%)
Change in fair value of loans held for sale	(259)	1,404	(118%)	(8,320)	4,231	(297%)
Change in fair value of loan commitments	(381)	3,901	(110%)	(549)	12,454	(104%)
Net investment income	151	300	(50%)	408	553	(26%)
Gains on investments and other assets	159	7	2171%	199	—	100%
Other	4,197	2,581	63%	11,744	6,641	77%
Total	$70,765	$101,448	(30%)	$216,765	$219,404	(1%)
Earnings before income taxes	$8,675	$32,454	(73%)	$27,348	$58,868	(54%)

Included in other revenues is service fee income. Profitability for the nine months ended September 30, 2021 has decreased due to a $13,304,000 increase in personnel expenses, a $13,003,000 decrease in the fair value of loan commitments, a $12,551,000 decrease in the fair value of loans held for sale, a $10,926,000 decrease in income from loan originations, a $9,741,000 increase in commissions, a $4,434,000 increase in other expenses, a $826,000 increase in advertising expenses, a $663,000 increase in costs related to funding mortgage loans, a $563,000 increase in rent and rent related expenses, a $145,000 decrease in net investment income, and a $89,000 decrease in intersegment revenues. This decrease was partially offset by a $28,685,000 increase in secondary gains from investors, a $5,103,000 increase in other revenues, a $459,000 decrease in interest expense, a $213,000 decrease in intersegment interest expense, a $199,000 increase in gains on investments and other assets, and a $70,000 decrease in depreciation on property and equipment.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of September 30, 2021 and December 31, 2020, the balances were $2,408,233 and $20,583,618, respectively.

Consolidation

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total revenues decreased by $26,696,000, or 18.3%, to $119,509,000 for the three months ended September 30, 2021, from $146,205,000 for the comparable period in 2020. Contributing to this decrease in total revenues was a $32,302,000 decrease in mortgage fee income. This decrease was partially offset by a $2,679,000 increase in insurance premiums and other considerations, a $1,771,000 increase in other revenues, a $596,000 increase in net mortuary and cemetery sales, a $384,000 increase in net investment income, and a $176,000 increase in gains on investments and other assets.

Mortgage fee income decreased by $32,302,000, or 32.8%, to $66,258,000 for the three months ended September 30, 2021, from $98,560,000 for the comparable period in 2020. This decrease was primarily due to a $15,187,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market, a $11,170,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve, a $4,282,000 decrease in the fair value of loan commitments, and a $1,663,000 decrease in the fair value of loans held for sale.

Insurance premiums and other considerations increased by $2,679,000, or 11.3%, to $26,446,000 for the three months ended September 30, 2021, from $23,767,000 for the comparable period in 2020. This increase was due to a $1,676,000 increase in first year premiums as a result of increased insurance sales and a $1,003,000 increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $384,000, or 2.6%, to $15,093,000 for the three months ended September 30, 2021, from $14,709,000 for the comparable period in 2020. This increase was primarily attributable to a $309,000 increase in rental income from real estate held for investment, a $254,000 decrease in investment expenses, a $220,000 increase in insurance assignment income, a $123,000 increase in mortgage loan interest, a $35,000 increase in income on other investments, and a $16,000 increase in interest on cash and cash equivalents. This increase was partially offset by a $523,000 decrease in fixed maturity securities income, a $35,000 decrease in policy loan income, and a $15,000 decrease in equity securities income.

Net mortuary and cemetery sales increased by $596,000, or 11.1%, to $5,968,000 for the three months ended September 30, 2021, from $5,372,000 for the comparable period in 2020. This increase was primarily due to a $740,000 increase in cemetery pre-need sales and a $79,000 increase in mortuary at-need sales. This increase was partially offset by a $223,000 decrease in cemetery at-need sales.

Gains on investments and other assets increased by $176,000, or 22.0%, to $977,000 for the three months ended September 30, 2021, from $801,000 for the comparable period in 2020. This increase in gains on investments and other assets was primarily due to a $569,000 increase in gains on other assets and a $216,000 increase in gains on fixed maturity securities. This increase in gains on investments and other assets was partially offset by a $609,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities.

Other revenues increased by $1,771,000, or 59.1%, to $4,768,000 for the three months ended September 30, 2021, from $2,997,000 for the comparable period in 2020. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $105,366,000, or 88.2% of total revenues, for the three months ended September 30, 2021, as compared to $107,621,000, or 73.6% of total revenues, for the comparable period in 2020.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,961,000 or 8.9%, to $23,937,000 for the three months ended September 30, 2021, from $21,976,000 for the comparable period in 2020. This increase was primarily the result of and a $2,592,000 increase in future policy benefits. This increase was partially offset by a $552,000 decrease in death benefits (including, approximately, a $501,000 decrease in COVID-19 related deaths) and a $79,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $470,000, or 11.1%, to $4,710,000 for the three months ended September 30, 2021, from $4,240,000 for the comparable period in 2020. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $4,139,000, or 5.3%, to $74,003,000 for the three months ended September 30,2021, from $78,142,000 for the comparable period in 2020. This decrease was primarily the result of a $8,993,000 decrease in commissions, a $678,000 decrease in costs related to funding mortgage loans, and a $104,000 decrease in depreciation on property and equipment. This decrease was partially offset by a $3,422,000 increase in personnel expenses, a $2,073,000 increase in other expenses, an $84,000 increase in advertising expenses, and a $57,000 increase in rent and rent related expenses.

Interest expense decreased by $556,000 or 23.5%, to $1,807,000 for the three months ended September 30, 2021, from $2,363,000 for the comparable period in 2020. This decrease was primarily due to a decrease of $543,000 in interest expense on mortgage warehouse lines for loans held for sale and a $13,000 decrease in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries increased by $9,000, or 1.0%, to $908,000 for the three months ended September 30, 2021, from $899,000 for the comparable period in 2020. This increase was primarily due to a $33,000 increase in cemetery at-need sales and a $27,000 increase in mortuary at-need sales. This increase was partially offset by a $51,000 decrease in cemetery pre-need sales.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Total revenues increased by $14,443,000, or 4.2%, to $358,918,000 for the nine months ended September 30, 2021, from $344,475,000 for the comparable period in 2020. Contributing to this increase in total revenues was a $5,772,000 increase in insurance premiums and other considerations, a $5,689,000 increase in other revenues, a $4,588,000 increase in gains on investments and other assets, a $3,698,000 increase in net mortuary and cemetery sales, and a $2,492,000 increase in net investment income. This increase was partially offset by a $7,796,000 decrease in mortgage fee income.

Mortgage fee income decreased by $7,796,000, or 3.7%, to $204,414,000, for the nine months ended September 30, 2021, from $212,210,000 for the comparable period in 2020. This decrease was primarily due to a $12,551,000 decrease in the fair value of loans held for sale, a $13,003,000 decrease in the fair value of loan commitments, and a $10,927,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve. This decrease in mortgage fee income was partially offset by a $28,685,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market.

Insurance premiums and other considerations increased by $5,772,000, or 8.4%, to $74,755,000 for the nine months ended September 30, 2021, from $68,983,000 for the comparable period in 2020. This increase was due to a $4,243,000 increase in first year premiums as a result of increased insurance sales and a $1,529,000 increase in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $2,492,000, or 6.1%, to $43,564,000 for the nine months ended September 30, 2021, from $41,072,000 for the comparable period in 2020. This increase was primarily attributable to a $1,874,000 increase in mortgage loan interest, a $1,054,000 increase in insurance assignment income, a $434,000 decrease in investment expenses, a $413,000 increase in rental income from real estate held for investment, a $63,000 increase in income on other investments, and a $16,000 increase in equity securities income. This increase was partially offset by a $1,069,000 decrease in fixed maturity securities income, a $231,000 decrease in interest on cash and cash equivalents, and a $62,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $3,698,000, or 25.4%, to $18,228,000 for the nine months ended September 30, 2021, from $14,530,000 for the comparable period in 2020. This increase was primarily due to an $2,441,000 increase in cemetery pre-need sales, a $693,000 increase in cemetery at-need sales, and a $564,000 increase in mortuary at-need sales.

Gains on investments and other assets increased by $4,588,000, or 2644.8%, to gains of $4,414,000 for the nine months ended September 30, 2021, from losses of $174,000 for the comparable period in 2020. This increase in gains on investments and other assets was primarily due a $2,217,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities. This increase in gains on investments and other assets was also due to a $2,035,000 increase in gains on other assets mostly attributable gains on real estate and mortgage loans. This increase in gains on investments and other assets was also due to a $336,000 increase in gains on fixed maturity securities.

Other revenues increased by $5,689,000, or 72.4%, to $13,542,000 for the nine months ended September 30, 2021, from $7,853,000 for the comparable period in 2020. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $313,742,000, or 87.4% of total revenues, for the nine months ended September 30, 2021, as compared to $277,223,000, or 80.5% of total revenues, for the comparable period in 2020.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $5,976,000 or 9.3%, to $70,497,000 for the nine months ended September 30, 2021, from $64,521,000 for the comparable period in 2020. This increase was primarily the result of a $5,609,000 increase in death benefits (including, approximately, $2,922,000 for COVID-19 related deaths) and a $606,000 increase in future policy benefits. This increase was partially offset by a $239,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,159,000, or 10.8%, to $11,941,000 for the nine months ended September 30, 2021, from $10,781,000 for the comparable period in 2020. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs

Selling, general and administrative expenses increased by $29,640,000, or 15.3%, to $223,096,000 for the nine months ended September 30, 2021, from $193,456,000 for the comparable period in 2020. This increase was primarily the result of a $12,863,000 increase in personnel expenses, a $9,837,000 increase in commissions, a $4,674,000 increase in other expenses, a $1,247,000 increase in advertising expenses, a $663,000 increase in costs related to funding mortgage loans, and a $519,000 increase in rent and rent related expenses. This increase was partially offset by a $163,000 decrease in depreciation on property and equipment.

Interest expense decreased by $736,000, or 12.1%, to $5,327,000 for the nine months ended September 30, 2021, from $6,063,000 for the comparable period in 2020. This decrease was primarily due to a $459,000 decrease in interest expense on mortgage warehouse lines for loans held for sale and a $277,000 decrease in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries increased by $479,000, or 20.0%, to $2,881,000 for the nine months ended September 30, 2021, from $2,402,000 for the comparable period in 2020. This increase was primarily due to a $189,000 increase in cemetery pre-need sales, a $183,000 increase in cemetery at-need sales, and a $107,000 increase in mortuary at-need sales.

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

During the nine months ended September 30, 2021 and 2020, the Company’s operations provided cash of $128,891,000 and used cash of $ 164,589,000, respectively. This increase was due primarily to sales of mortgage loans held for sale.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries and classified as fixed maturity securities available for sale carried at estimated fair value amounted to $264,562,000 (at estimated fair value) and $294,384,000 (at estimated fair value) as of September 30, 2021 and December 31, 2020, respectively. This represents 30.9% and 38.0% of the total investments as of September 30, 2021 and December 31, 2020, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2021, 4.5% (or $11,780,000) and at December 31, 2020, 4.2% (or $12,418,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2021 and December 31, 2020, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $559,903,000 as of September 30, 2021, as compared to $561,811,000 as of December 31, 2020. Stockholders’ equity as a percent of total capitalization was 53.0% and 47.0% as of September 30, 2021 and December 31, 2020, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2020 was 5.9% as compared to a rate of 9.8% for 2019. The 2021 lapse rate to date has been approximately the same as 2020.

At September 30, 2021, the combined statutory capital and surplus of the Company’s life insurance subsidiaries was $74,042,000. The life insurance subsidiaries cannot pay a dividend to its parent company without approval of state insurance regulatory authorities.

COVID-19 Pandemic

During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19, and its variants, pose a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company is closely monitoring developments relating to the ongoing COVID-19 pandemic and assessing its impact on the Company’s business. The continued uncertainty surrounding the COVID-19 pandemic has had and continues to have a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus and its variants, which include the implementation of travel bans, self-imposed quarantine periods, social distancing, and various mask and vaccine mandates. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

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

The Company has implemented risk management, business continuity plans and has taken preventive measures and other precautions, including some remote work arrangements. Such measures and precautions have enabled the Company to continue to conduct business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2021, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Stock Repurchase Plan was amended on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan.

The following table shows the Company’s repurchase activity during the three months ended September 30, 2021 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
7/1/2021-7/31/2021	10,225	$8.53	—	710,752
8/1/2021-8/31/2021	—	—	—	710,752
9/1/2021-9/31/2021	20,000	8.66	—	690,752

Total	30,225	$8.63	—	690,752

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws (7)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)
10.3	Amended and Restated 2014 Director Stock Option Plan (10)
10.4	Employment Agreement with Scott M. Quist (2)
10.5	Stock Repurchase Plan (5)
10.6	Asset Purchase Agreement among SN Probst LLC, Probst Family Funerals and Cremations, L.L.C, Heber Valley Funeral Home, Inc., Joe T. Probst, Clinton Wayne Probst, Calle J. Probst, and Marsha J. Probst (6)
10.7	Coinsurance Agreement between Kilpatrick Life Insurance Company and Security National Life Insurance Company (8)
10.8	Stock Purchase Agreement among Security National Financial Corporation, Kilpatrick Life Insurance Company, and the Shareholders of Kilpatrick Life Insurance Company (8)
10.9	Consolidated Statement of Assets Acquired and Liabilities Assumed at December 13, 2019 (9)
14	Code of Business Conduct and Ethics (7)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(3)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(4)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(6)	Incorporated by reference from Report on Form 8-K, as filed on February 27, 2019
(7)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(8)	Incorporated by reference from Report on Form 8-K, as filed on November 12, 2019
(9)	Incorporated by reference from Report on Form 8-K/A, as filed on February 26, 2020
(10)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: November 15, 2021	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)