Form 10-K
period 2021-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2022-03-31
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

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

☐ Yes ☒ No

As of June 30, 2021, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $67,000,000 based on the $8.33 closing sale price of the Class A common stock as reported on The Nasdaq Global Select Market.

As of March 22, 2022, there were outstanding 17,692,445 shares of Class A common stock, $2.00 par value per share, and 2,866,565 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2021

PART I

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 40 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eight mortuaries and five cemeteries in the state of Utah, one cemetery in the state of California, and one cemetery and four mortuaries in the state of New Mexico. The Company also engages in pre-need selling of funeral, cemetery, mortuary, and cremation services through its Utah, California and New Mexico operations. Many of the insurance agents also sell pre-need funeral, cemetery, and cremation services. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes, and other real estate projects. The mortgage segment operates through 113 retail offices in 23 states, and is an approved mortgage lender in several other states.

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

The Company was organized as a holding company in 1979 when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has acquired or purchased significant blocks of business which include Capital Investors Life Insurance Company (1994), Civil Service Employees Life Insurance Company (1995), Southern Security Life Insurance Company (1998), Menlo Life Insurance Company (1999), Acadian Life Insurance Company (2002), Paramount Security Life Insurance Company (2004), Memorial Insurance Company of America (2005), Capital Reserve Life Insurance Company (2007), Southern Security Life Insurance Company, Inc. (2008), North America Life Insurance Company (2011, 2015), Trans-Western Life Insurance Company (2012), Mothe Life Insurance Company (2012), DLE Life Insurance Company (2012), American Republic Insurance Company (2015), First Guaranty Insurance Company (2016), and Kilpatrick Life Insurance Company (2019). In August 2021, the Company sold Memorial Insurance Company of America.

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. The cemetery and mortuary companies that the Company has acquired are Holladay Memorial Park, Inc. (1991), Cottonwood Mortuary, Inc. (1991), Deseret Memorial, Inc. (1991), Probst Family Funerals and Cremations L.L.C. (2019), Heber Valley Funeral Home, Inc. (2019), Rivera Funerals, Cremations and Memorial Gardens (2021), and Holbrook Mortuary (2021).

In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance residential mortgage loans. In 2012, the Company formed Green Street Mortgage Services, Inc. (now known as EverLEND Mortgage Company) (“EverLEND Mortgage”) also to originate and refinance residential mortgage loans. In December 2021, the Company ceased operations in EverLEND Mortgage and merged its operations into SecurityNational Mortgage.

See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding business segments of the Company.

Life Insurance

Products

The Company, through Security National Life, First Guaranty Insurance Company (“First Guaranty”), and Kilpatrick Life Insurance Company (“Kilpatrick”), issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, accident, and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company’s insurance subsidiaries, Southern Security Life Insurance Company, Inc. (“Southern Security”) and Trans-Western Life Insurance Company (“Trans-Western”), do not actively write policies, but service and maintain policies that were purchased prior to their acquisition by Security National Life.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2021:

	2021	2020	2019		2018	2017
Life Insurance
Policy/Cert Count as of December 31	653,450	659,237	669,064	(1)	531,831	533,065
Insurance in force as of December 31 (omitted 000)	$2,863,759	$2,890,791	$2,877,402	(1)	$1,838,488	$1,759,148
Premiums Collected (omitted 000)	$99,006	$92,058	$78,253	(1)	$74,965	$69,565

(1)	Includes the acquisition of Kilpatrick

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

The Company’s funeral plan insurance is written on a simplified medical application with underwriting requirements being a completed application, a phone interview of the applicant, and an intelliscript prescription history inquiry. There are several underwriting classes in which an applicant can be placed.

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

The following table summarizes the annuity business for the five years ended December 31, 2021:

	2021	2020	2019		2018	2017
Annuities Policy/Cert Count as of December 31	24,901	25,476	26,565	(1)	22,313	22,729
Deposits Collected (omitted 000)	$9,719	$9,637	$10,400	(1)	$9,644	$10,353

(1)	Includes the acquisition of Kilpatrick

Accident and Health

Products

Through its various acquisitions, the Company occasionally acquires small blocks of accident and health policies, which it continues to service. The Company offers a low-cost comprehensive diver’s accident policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident.

Markets and Distribution

The Company currently markets its diver’s accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2021:

	2021	2020	2019		2018	2017
Accident and Health Policy/Cert Count as of December 31	12,494	13,735	15,133	(1)	3,763	4,069
Premiums Collected (omitted 000)	$353	$296	$110	(1)	$98	$104

(1)	Includes the acquisition of Kilpatrick

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

It is the Company’s policy to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2021, was $364,471,000, which represented approximately 12.7% of the Company’s life insurance in force on that date.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding reinsurance.

Investments

The investments that support the Company’s life insurance and annuity obligations are determined by the investment committees of the Company’s subsidiaries and ratified by the full boards of directors of the respective subsidiaries. A significant portion of the Company’s investments must meet statutory requirements governing the nature and quality of permitted investments by its insurance subsidiaries. The Company maintains a diversified investment portfolio consisting of common stocks, preferred stocks, municipal bonds, corporate bonds, mortgage loans, real estate, and other securities and investments.

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

Mortgage Loans

Products

The Company, through SecurityNational Mortgage is active in the residential real estate market. SecurityNational Mortgage is approved by the U.S. Department of Housing and Urban Development (HUD), the Federal National Mortgage Association (Fannie Mae), and other secondary market investors, to originate a variety of residential mortgage loan products, which are subsequently sold to investors. EverLEND Mortgage is also approved by the U.S. Department of Housing and Urban Development (HUD), and other secondary market investors, to originate a variety of residential mortgage loan products. The Company uses internal and external funding sources to fund mortgage loans. In December 2021, the Company ceased operations in EverLEND Mortgage and merged its operations into SecurityNational Mortgage.

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

Recent Acquisitions and Other Business Activities

Acquisitions

Acquisition of Rivera Funerals, Cremations and Memorial Gardens

On December 21, 2021, the Company, through Memorial Estates Inc., completed a business combination transaction with Rivera Funerals, Cremations and Memorial Gardens. The mortuaries and cemetery are located in New Mexico.

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated December 21, 2021, Memorial Estates Inc. paid a net purchase price of $10,693,395 for the business and assets of Rivera Funerals, Cremations and Memorial Gardens, subject to holdback amounts held by Memorial Estates, Inc. in the total amount of $1,120,000. Pursuant to the Asset Purchase Agreement, Memorial Estates, Inc. is to use $70,000 of the holdback amount to pay, perform and discharge when due, trade accounts payable of Rivera Funerals, Cremations and Memorial Gardens to third parties that remained unpaid. Unapplied portions of the remaining $1,050,000 holdback amount are to be released and paid by Memorial Estates Inc. in annual payments of up to $105,000 each, beginning on the first anniversary date of the closing date and continuing thereafter on the anniversary dates of the closing date.

Acquisition of Holbrook Mortuary

On December 28, 2021, the Company, through its wholly-owned subsidiary, Memorial Mortuary Inc., completed a business combination transaction with Holbrook Mortuary located in Salt Lake City, Utah.

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated December 28, 2021, Memorial Mortuary Inc. paid a net purchase price of $3,051,747 for the business and assets of Holbrook Mortuary.

Real Estate Development

The Company is capitalizing on the opportunity to develop commercial and residential assets on its existing properties. The cost to acquire existing for-sale assets currently exceeds the replacement costs, thus creating the opportunity for development and redevelopment of the land that the Company currently owns. The Company has developed, or is in the process of developing, assets that have an initial development cost exceeding $100,000,000, primarily relating to the Center53 Development. The Company plans to continue its development endeavors as based upon its assessment of the market demand.

Center53 Development

Center53 Development is an office development project comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City. At final completion, the multi-year, phased development will create a campus atmosphere and include nearly one million square-feet of office space in five buildings, ranging from four to eleven stories, and will be serviced by three parking structures with about 4,000 stalls. In 2015, the Company broke ground and commenced development on the first phase which included a six-story building of nearly 200,000 square feet and a parking garage with 748 parking stalls. The first phase of the project was completed in July 2017 and is currently 100% leased. The second phase of the project began in March 2020 and includes a second six story building of nearly 221,000 square feet and a parking garage with approximately 870 stalls. The Company began its occupancy of a portion of the building in October 2021 and the remainder of the building has been leased, with occupancy planned for April 2022. The Company plans to initiate future phases of the Center53 Development for additional Class A office space in the central valley of Salt Lake City.

Regulation

The Company’s insurance subsidiaries are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company’s insurance subsidiaries are subject to this type of regulation in any state in which they conduct relevant business. Such regulation may cause unforeseen costs and operational restrictions, and delay implementation of the Company’s business plans.

The Company’s life insurance subsidiaries are currently subject to regulation in Utah, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the relevant state insurance department where, they are deemed “extraordinary” under relevant state law. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Company was notified in December 2020, that each of its life insurance subsidiaries had been selected for examination for the year ended December 31, 2020 and the periods since their last examinations. The Company was last examined in 2016 (First Guaranty Insurance), 2017 (Security National Life, Southern Security and Trans-Western) and 2019 (Kilpatrick Life). As of March 2022, the Utah, Mississippi and Texas insurance departments had completed their examination and provided final examination reports to the Company.

The Texas Department of Banking also audits pre-need insurance policies that are issued in the state of Texas. Pre-need policies include the life and annuity products sold as the funding mechanism for funeral plans through funeral homes by Security National agents. The Company is required to send the Texas Department of Banking an annual report that summarizes the number of policies in force and the face amount or death benefit for each policy. This annual report is also required to indicate the number of new policies issued for that year, all death claims paid that year, and all premiums received.

The Company’s cemetery and mortuary subsidiaries are subject to the Federal Trade Commission’s comprehensive funeral industry rules and to state regulations in the various states where such operations are domiciled. The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries and cemeteries are governed and licensed by state statutes and city ordinances in Utah, California and New Mexico. The subsidiaries are required to keep annual reports on file including financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care Trust Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

The Company’s mortgage subsidiaries are subject to the rules and regulations of the U.S. Department of Housing and Urban Development (HUD), and to various state licensing acts and regulations and the Consumer Financial Protection Bureau (CFPB). These regulations, among other things, specify minimum capital requirements and; procedures for loan origination and underwriting, licensing of brokers and loan officers and, quality review audits and specify the fees that can be charged to borrowers. Each year, the Company is required to have an audit completed for each mortgage subsidiary by an independent registered public accounting firm to verify compliance with the relevant regulations. In addition to the government regulations, the Company must meet loan requirements, and underwriting guidelines of various investors who purchase the loans. EverLEND Mortgage is not required to have an audit for 2021 since it ceased operations in December 2021.

Income Taxes

The Company’s insurance subsidiaries, Security National Life, First Guaranty and Kilpatrick, are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions and reserves for future policyholder benefits (with modifications). Under The Tax Cuts and Jobs Act, December 31, 2017 policyholder surplus account balances result in taxable income over a period of eight years.

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

The Company’s non-life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. The Company’s subsidiaries Southern Security and Trans-Western are regulated as life insurance companies but do not meet the Internal Revenue Code definition of a life insurance company, so they are taxed as insurance companies other than life insurance companies.

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

The cemetery and mortuary industry is also highly competitive. In the Utah, California and New Mexico markets where the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community, and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors which do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage industry is highly competitive with a large number of mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage industry in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Human Capital Management

As of December 31, 2021, the Company employed 1,619 full-time and 114 part-time employees. Of the full-time employees, 1,118 were employed by the mortgage segment, 384 by the life insurance segment, and 116 by the cemetery and mortuary segment. The Company requires monthly acknowledgement of its anti-discrimination and anti-harassment policies and communicates to its employees how to report concerns that relate to their employment experience.

Employee Benefits

All eligible employees may elect coverage under the Company’s group health (including health savings and flexible spending), retirement, supplemental life and voluntary benefit programs. As of December 31, 2021, 878 employees had elected to participate in the Company’s group health insurance plans.

The Company has an employee safe harbor retirement plan that qualifies under section 401(k) of the Internal Revenue Code and contributes a matching contribution based on the employee’s contribution and years of service.

The Company provides other time off benefits such as paid sick and paid vacation time. The Company provides discounts on pre-need and death benefits to tenured employees. Additionally, the Company offers an employee assistance program that provides 24/7 counseling services for employees who may be facing challenges outside of the workplace.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 2. Properties

The following tables set forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
433 W. Ascension Way	Salt Lake City	UT	Corporate Headquarters, Insurance Operations, Cemetery and Mortuary Operations, Mortgage Operations and Sales	Owned	221,000	N/A			N/A
1044 River Oaks Dr.	Flowood	MS	Insurance Operations	Owned	5,522	N/A			N/A
1818 Marshall St.	Shreveport	LA	Insurance Operations	Owned	12,274	N/A			N/A
812 Sheppard St.	Minden	LA	Insurance Sales	Owned	1,560	N/A			N/A
909 Foisy Ave.	Alexandria	LA	Insurance Sales	Owned	8,059	N/A			N/A
1550 N. Third St.	Jena	LA	Insurance Sales	Owned	1,737	N/A			N/A
1 Sanctuary Blvd. Suite 302A	Mandeville	LA	Insurance Sales	Leased	1,335	$2,262	/	mo	6/30/2023
79 E. Main Street	Midway	UT	Funeral Service Sales	Leased	4,476	$5,410	/	mo	10/31/2022
4387 S. 500 W.	Salt Lake City	UT	Funeral Service Sales	Leased	2,168	$1,786	/	mo	7/31/2025
1627A Central Ave.	Los Alamos	NM	Funeral Service Sales	Leased	1,400	$1,600	/	mo	12/30/2024
200 Market Way	Rainbow City	AL	Fast Funding Operations	Leased	12,850	$10,490	/	mo	1/31/2025
1819 S. Dobson Rd., Suite 202	Mesa	AZ	Mortgage Sales	Leased	890	$1,038	/	mo	7/31/2022
1819 S. Dobson Rd., Suite 203	Mesa	AZ	Mortgage Sales	Leased	1,507	$1,682	/	mo	7/31/2022
17015 N. Scottsdale Rd., Suite 125	Scottsdale	AZ	Mortgage Sales	Leased	6,070	$7,327	/	mo	7/31/2023
4725 N. 19th Ave.	Phoenix	AZ	Mortgage Sales	Leased	1,480	$1,700	/	mo	month to month
5100 N. 99th Ave., Suite 101	Phoenix	AZ	Mortgage Sales	Sub-Leased	3,940	$3,369	/	mo	month to month
5100 N. 99th Ave., Suite 111	Phoenix	AZ	Mortgage Sales	Sub-Leased	720	$1,023	/	mo	8/31/2022
10609 N. Hayden Rd., Suite 100	Scottsdale	AZ	Mortgage Sales	Leased	3,585	$8,650	/	mo	month to month
2828 N. Central Ave., Suite 1100A	Phoenix	AZ	Mortgage Sales	Sub-Leased	1,691	$4,859	/	mo	month to month
2636 Hwy 95, Suite 2	Bullhead City	AZ	Mortgage Sales	Leased	1,000	$1,250	/	mo	month to month
1490 S. Price Road, Suite 318	Chandler	AZ	Mortgage Sales	Leased	1,600	$3,050	/	mo	8/31/2022
1951 W. Camelback Rd., Suite 200	Phoenix	AZ	Mortgage Sales	Leased	2,446	$2,567	/	mo	month to month
2436 E. 4th St., Suite 920	Long Beach	CA	Mortgage Sales	Leased	100	$100	/	mo	month to month
40977 Oak Dr.	Forest Falls	CA	Mortgage Sales	Leased	250	$-	/	mo	month to month
2934 E. Garvey Ave. South, Suite 250	West Covina	CA	Mortgage Sales	Leased	500	$712	/	mo	month to month
573 Chouinard Cir.	Claremont	CA	Mortgage Sales	Leased	100	$50	/	mo	month to month
7398 Fox Trail Unit B	Yucca Valley	CA	Mortgage Sales	Leased	900	$550	/	mo	month to month
26511 Silver Spring	Lake Forest	CA	Mortgage Sales	Leased	100	$50	/	mo	month to month
2325 El Empino	La Habra Heights	CA	Mortgage Sales	Leased	100	$50	/	mo	month to month
445 W. University Ave., Apt. A	San Deigo	CA	Mortgage Sales	Leased	120	$-	/	mo	1/13/2022
7315 Shady Oak Dr.	Downey	CA	Mortgage Sales	Leased	100	$50	/	mo	month to month
1805 W. Ave. K Suite 113	Lancaster	CA	Mortgage Sales	Leased	312	$850	/	mo	1/31/2022
225 S. Grand Ave., Suite 1005	Los Angeles	CA	Mortgage Sales	Leased	50	$50	/	mo	1/13/2022
3247 W. March Ln., Suite 125	Stockton	CA	Mortgage Sales	Leased	1,504	$3,504	/	mo	11/30/2024
5001 E. Commercial Dr., Suite 285	Bakersfield	CA	Mortgage Sales	Leased	985	$1,576	/	mo	6/30/2024
155 S. Highway 101, Suite 7	Solana Beach	CA	Mortgage Sales	Leased	2,000	$7,000	/	mo	7/31/2026
36372 Canyon Terrace Dr.	Yucaipa	CA	Mortgage Sales	Leased	50	$50	/	mo	month to month
12821 War Horse St.	San Deigo	CA	Mortgage Sales	Leased	50	$-	/	mo	month to month
5475 Tech Center Dr., Suite 100	Colorado Springs	CO	Mortgage Sales	Leased	3,424	$4,708	/	mo	9/30/2023
27 Main St., Suite C-104B	Edwards	CO	Mortgage Sales	Leased	680	$1,600	/	mo	month to month
4501 Mohawk Dr.	Larkspur	CO	Mortgage Sales	Leased	250	$50	/	mo	month to month
7800 E. Union Ave., Suite 550	Denver	CO	Mortgage Sales	Sub-Leased	4,656	$9,700	/	mo	9/30/2022
19751 E. Main St., Suite 247	Parker	CO	Mortgage Sales	Leased	1,403	$600	/	mo	2/25/2022
5982 S. Zenos Ct.	Larkspur	CO	Mortgage Sales	Leased	50	$-	/	mo	month to month
1145 Town Park Ave., Suite 2215	Lake Mary	FL	Mortgage Sales	Leased	5,901	$13,154	/	mo	2/28/2023
8191 College Parkway, Suite 201	Ft Myers	FL	Mortgage Sales	Leased	4,676	$4,165	/	mo	8/21/2024
3180 Curlew Rd. Unit 107	Oldsmar	FL	Mortgage Sales	Leased	1,705	$2,707	/	mo	2/14/2023
8265 113th St., N.	Seminole	FL	Mortgage Sales	Leased	1,400	$1,692	/	mo	8/31/2023
136 Parliament Loop	Lake Mary	FL	Mortgage Sales	Leased	1,527	$3,100	/	mo	11/30/2022
2350 Fruitville Rd., Suite 101	Sarasota	FL	Mortgage Sales	Leased	2,455	$4,499	/	mo	3/14/2026
3956 Sunbeam Rd., Suite 1	Jacksonville	FL	Mortgage Sales	Leased	200	$-	/	mo	month to month

Item 2. Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
921 Club House Blvd.	New Smyma Beach	FL	Mortgage Sales	Leased	50	$-	/	mo	month to month
106 A Adamson Square	Carrolton	GA	Mortgage Sales	Leased	1,000	$1,750	/	mo	10/31/2022
900 Circle 75 Pkwy, Suite 175	Atlanta	GA	Mortgage Sales	Leased	3,020	$6,156	/	mo	6/30/2026
6600 Peachtree Dunwoody Rd., Suite 135	Atlanta	GA	Mortgage Sales	Leased	2,129	$4,702	/	mo	3/31/2026
1780 Stardust Trail	Cummings	GA	Mortgage Sales	Leased	500	$-	/	mo	month to month
102 Mary Alice Park Rd., Suite 506	Cummings	GA	Mortgage Sales	Leased	1,190	$1,760	/	mo	12/31/2023
4370 Kukui Grove St., Suite 201	Lihue	HI	Mortgage Sales	Leased	864	$1,412	/	mo	2/28/2022
1001 Kamokila Blvd.	Kapolei	HI	Mortgage Sales	Leased	737	$1,708	/	mo	12/31/2022
32 Kinnoole St., Suite 101	Hilo	HI	Mortgage Sales	Leased	730	$1,695	/	mo	5/31/2023
1885 Main St., Suite 108	Wailuku	HI	Mortgage Sales	Leased	1,092	$1,365	/	mo	5/14/2022
116 N. 3rd St., Suite 12	Mccall	ID	Mortgage Sales	Leased	480	$466	/	mo	month to month
3597 E. Sky Lane, Suite 240	Meridian	ID	Mortgage Sales	Leased	N/A	$2,088	/	mo	2/28/2022
1832 Leabrook Ct.	Naperville	IL	Mortgage Sales	Leased	100	$50	/	mo	12/31/2022
568 Greenluster Dr.	Covington	LA	Mortgage Sales	Leased	150	$750	/	mo	month to month
8684 Veterans Hwy, Suite 101	Millersville	MD	Mortgage Sales	Leased	4,018	$6,529	/	mo	7/31/2026
4987 Fall Creek Rd. Suite 1	Branson	MO	Mortgage Sales	Leased	700	$1,000	/	mo	month to month
330 Camp Rd., Suite B-39	Charlotte	NC	Mortgage Sales	Leased	N/A	$650	/	mo	month to month
421 Fayetteville St., Suite 1100	Raliegh	NC	Mortgage Sales	Leased	130	$2,158	/	mo	1/31/2022
1980 Festival Plaza Dr., Suite 850	Las Vegas	NV	Mortgage Sales	Leased	12,866	$43,774	/	mo	3/31/2027
840 Pinnacle Ct., Suite 3	Mesquite	NV	Mortgage Sales	Leased	900	$720	/	mo	3/12/2022
2635 St. Rose Pkwy, Suites D 100	Hendeson	NV	Mortgage Sales	Leased	5,788	$11,923	/	mo	9/30/2025
8720 Orion Place, Suite 160	Colombus	OH	Mortgage Sales	Leased	1,973	$1,850	/	mo	6/30/2023
4294 Martin Dr.	North Olmstead	OH	Mortgage Sales	Leased	100	$-	/	mo	month to month
3311 NE MLK Jr Blvd., Suite 203	Portland	OR	Mortgage Sales	Leased	1,400	$875	/	mo	month to month
10365 SE Sunnyside Rd., Suite 310	Clackamus	OR	Mortgage Sales	Sub-Leased	1,288	$2,733	/	mo	11/30/2022
11104 SE Stark St., Suite S	Portland	OR	Mortgage Sales	Sub-Leased	506	$600	/	mo	month to month
8285 SW Numbus, Suite 160	Beaverton	OR	Mortgage Sales	Sub-Leased	800	$888	/	mo	month to month
85 SE 5th St., Suite 102	Madras	OR	Mortgage Sales	Leased	N/A	$450	/	mo	month to month
110 Awendaw Way	Greenville	SC	Mortgage Sales	Leased	50	$-	/	mo	month to month
6263 Poplar Ave., Suite 900	Memphis	TN	Mortgage Sales	Leased	1,680	$1,979	/	mo	3/31/2023
144 Alf Taylor Rd.	Johnson City	TN	Mortgage Sales	Sub-Leased	1,521	$800	/	mo	month to month
347 Main St., Suite 200	Franklin	TN	Mortgage Sales	Leased	2,444	$5,874	/	mo	8/31/2025
7241 Bahne Rd.	Fairview	TN	Mortgage Sales	Leased	50	$-	/	mo	month to month
1707 Fairview Blvd., Suite 101-C	Fairview	TN	Mortgage Sales	Leased	120	$500	/	mo	5/1/2023
3027 Marina Bay Dr., Suite 200	League City	TX	Mortgage Sales	Leased	1,225	$2,348	/	mo	4/30/2023
11550 Fuqua, Suite 200	Houston	TX	Mortgage Sales	Leased	1,865	$3,186	/	mo	6/30/2024
1848 Norwood Plaza, Suite 213	Hurst	TX	Mortgage Sales	Sub-Leased	1,596	$1,031	/	mo	month to month
17347 Village Green Dr., Suite 102	Houston	TX	Mortgage Sales	Sub-Leased	3,300	$8,970	/	mo	12/1/2024
1626 Lee Trevino, Suite A	El Paso	TX	Mortgage Sales	Leased	4,200	$7,853	/	mo	12/31/2022
9737 Great Hills Trail, Suites 150, 200, 220	Austin	TX	Mortgage Sales	Leased	19,891	$38,539	/	mo	8/31/2024
1213 East Alton Gloor Blvd., Suite H	Brownsville	TX	Mortgage Sales	Leased	2,000	$2,200	/	mo	2/28/2022
5020 Collinwood Ave., Suite 100	Fort Worth	TX	Mortgage Sales	Leased	2,687	$5,300	/	mo	1/31/2025
2408 Jacaman Road, Suite F	Laredo	TX	Mortgage Sales	Leased	N/A	$900	/	mo	6/1/2022
1900 Country Club Dr., Suite 150	Mansfield	TX	Mortgage Sales	Leased	175	$325	/	mo	month to month
3220 Gus Thomasson Rd.	Mesquite	TX	Mortgage Sales	Sub-Leased	130	$1,000	/	mo	month to month
722 Kiowa Dr. West	Lake Kiowa	TX	Mortgage Sales	Leased	150	$495	/	mo	month to month
2102 Jitterbug Ln.	Katy	TX	Mortgage Sales	Leased	100	$100	/	mo	1/31/2022
124 N. Main St.	Mansfield	TX	Mortgage Sales	Sub-Leased	100	$3,000	/	mo	month to month
4411 W. Illinois, Suite B-4	Midland	TX	Mortgage Sales	Sub-Leased	100	$1,700	/	mo	month to month
23227 Red River Dr.	Katy	TX	Mortgage Sales	Leased	144	$750	/	mo	month to month
6401 Eldorado Pkwy, Suite 313	McKinney	TX	Mortgage Sales	Sub-Leased	345	$796	/	mo	month to month
590 W. State Street	Pleasant Grove	UT	Mortgage Sales	Leased	250	$500	/	mo	month to month
6575 S. Redwood Rd.	Taylorsville	UT	Mortgage Sales	Leased	3,323	$5,491	/	mo	12/31/2022
126 W. Sego Lily Dr., Suite 260	Sandy	UT	Mortgage Sales	Leased	2,794	$6,781	/	mo	1/31/2027
75 Towne Ridge Parkway, Suite 100	Sandy	UT	Mortgage Sales	Leased	6,867	$17,196	/	mo	8/31/2023
1133 North Main St., Suite 150	Layton	UT	Mortgage Sales	Sub-Leased	300	$1,000	/	mo	month to month
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	1,884	$1,600	/	mo	4/30/2025
11240 S. River Heights Dr.	South Jordan	UT	Mortgage Sales	Leased	3,403	$7,973	/	mo	11/30/2024
500 East Village Blvd.	Stansbury Park	UT	Mortgage Sales	Leased	1,950	$3,276	/	mo	10/31/2024
833 N. 900 W.	Orem	UT	Mortgage Sales	Leased	2,391	$3,104	/	mo	1/31/2023
1350 E. 300 S. 3rd Floor	Lehi	UT	Mortgage Sales	Leased	15,446	$36,182	/	mo	12/22/2026
2455 E. Parleys Way, Suites 120 & 150	Salt Lake City	UT	Mortgage Sales	Leased	5,256	$8,530	/	mo	7/31/2030

Item 2. Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
859 W. South Jordan Pkwy, Suite 101	South Jordan	UT	Mortgage Sales	Leased	3,376	$5,920	/	mo	3/22/2022
558 E. Riverside Dr., Suite 204	St. George	UT	Mortgage Sales	Leased	1,685	$2,169	/	mo	8/31/2023
420 N. SR 198	Salem	UT	Mortgage Sales	Leased	1,000	$1,200	/	mo	month to month
13894 S. Bangerter Pkwy, Suite 200	Draper	UT	Mortgage Sales	Leased	N/A	$1,410	/	mo	12/31/2022
21430 Cedar Dr., Suite 200-202	Sterling	VA	Mortgage Sales	Leased	6,850	$12,984	/	mo	3/9/2023
15640 NE Fourth Plain Blvd., Suite 220/221	Vancouver	WA	Mortgage Sales	Leased	360	$850	/	mo	month to month
2701 Currant St.	Lynden	WA	Mortgage Sales	Leased	1,500	$50	/	mo	month to month
1508 24th Ave., Suite 23	Kenosha	WI	Mortgage Sales	Leased	250	$150	/	mo	month to month
27903 99th St.	Trevor	WI	Mortgage Sales	Leased	300	$150	/	mo	month to month
219 W. Washington St.	Charlestown	WV	Mortgage Sales	Leased	N/A	$1,700	/	mo	4/14/2023

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The Company plans to enter into additional leases or modify existing leases based on its assessments of market demand. Those leases are expected to be month to month where possible. As leases expire, the Company plans to either renew or find comparable leases or acquire additional office space.

The following table summarizes the location and acreage of the seven Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc. Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	9	39	7	32

Memorial Estates, Inc. Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	26	54	20	34

Memorial Estates, Inc. Redwood Cemetery (3)	6500 South Redwood Road West Jordan, Utah	1973	28	71	35	36

Deseret Memorial Inc. Lake Hills Cemetery	10055 South State Street Sandy, Utah	1991	9	28	6	22

Holladay Memorial Park, Inc. Holladay Memorial Park (3)	4900 South Memory Lane Holladay, Utah	1991	12	14	7	7

California Memorial Estates, Inc. Singing Hills Memorial Park (4)	2800 Dehesa Road El Cajon, California	1995	8	97	6	91

SNR-SF Cemetery LLC Santa Fe Memorial Gardens (5)	417 Rodeo Rd Santa Fe, New Mexico	2021	5	5	4	1

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports, or the Company’s inspection of the cemeteries. The Company estimates that there are approximately 1,200 spaces per developed acre.
(2)	Includes both reserved and occupied spaces.
(3)	Includes two granite mausoleums.
(4)	Includes an open easement.
(5)	Includes five main columbariums that can hold approximately 6,000 inurnments.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the twelve Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary, Inc. Memorial Mortuary	5850 South 900 East, Murray, Utah	1973	3	1	20,000

Affordable Funerals and Cremations, St. George	157 East Riverside Dr., No. 3A, St. George, Utah	2016	1	1	2,360

Memorial Estates, Inc. Redwood Mortuary (1)	6500 South Redwood Rd., West Jordan, Utah	1973	2	1	10,000

Memorial Estates, Inc. Mountain View Mortuary (1)	3115 East 7800 South, Salt Lake City, Utah	1973	2	1	16,000

Memorial Estates, Inc. Lakeview Mortuary (1)	1640 East Lakeview Dr., Bountiful, Utah	1973	0	1	5,500

Deseret Memorial Inc. Lakehills Mortuary (1)	10055 South State St., Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary, Inc. Cottonwood Mortuary	4670 South Highland Dr., Holladay, Utah	1991	2	1	14,500

SN Probst LLC Heber Valley Funeral Home	288 North Main St., Heber City, Utah	2019	1	1	5,900

SN Holbrook LLC Milcreek Funeral Home	3251 S 2300 E, Millcreek, Utah	2021	2	1	6,300

SNR-SF Mortuary LLC Rivera Family Funeral Home Santa Fe (1)	417 Rodeo RD, Santa Fe, New Mexico	2021	2	1	7,700

SNR-Espanola LLC Rivera Family Funeral Home Española	305 Calle Salazar, Española, New Mexico	2021	1	2	10,400

SNR-Taos LLC Rivera Family Funeral Home Taos	818 Paseo Del Pueblo Sur, Taos, New Mexico	2021	0	1	9,600

(1)	These funeral homes also provide burial niches at their respective locations.

Item 3. Legal Proceedings

Settlement Agreement and Mutual Release with Lehman Brothers Holdings Inc.

From 2004 to early 2008, SecurityNational Mortgage Company (“SecurityNational Mortgage”), a wholly owned subsidiary of the Company, originated “limited documentation” or “reduced documentation” loans which were sold to certain affiliates of Lehman Brothers Holdings Inc. (“Lehman Holdings”). Certain of these loans became the subject of disputes between SecurityNational Mortgage and Lehman Holdings and certain Lehman Holdings affiliates. Lehman Holdings filed a Petition for Relief under Chapter 11 of the United States Bankruptcy Code in 2008. In May of 2011, SecurityNational Mortgage filed a complaint in U.S. District Court against certain Lehman Holdings affiliates. In June of 2011, Lehman Holdings filed a complaint in Federal District Court against SecurityNational Mortgage, both the complaint filed in May 2011 and that filed in June 2011 were later resolved. In 2016, certain other pending loan disputes between SecurityNational Mortgage and Lehman Holdings became the subject of an unsuccessful, non-binding alternate dispute resolution mediation proceeding.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A common stock trades on The Nasdaq Global Select Market under the symbol “SNFCA.” As of March 22, 2022, the closing stock price of the Class A common stock was $10.08 per share. As of March 22, 2022, there were 1,881 registered stockholders of record of the Company’s Class A common stock and 49 registered stockholders of record of the Company’s Class C common stock. Because many of the Company’s shares of Class A common stock are held by brokers and other institutions on behalf of the stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

The following were the high and low market closing stock prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2020:

	Price Range (1)
	High	Low
Period (Calendar Year)
2020
First Quarter	$5.81	$3.49
Second Quarter	$6.97	$3.82
Third Quarter	$6.65	$5.29
Fourth Quarter	$8.49	$6.11

2021
First Quarter	$10.04	$8.08
Second Quarter	$9.12	$7.41
Third Quarter	$9.30	$8.06
Fourth Quarter	$9.63	$8.20

2022
First Quarter (through March 22, 2022)	$10.25	$8.96

(1) Stock prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 12 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. The Company has paid a 5% stock dividend on Class A and Class C common stock each year from 1990 through 2019, a 7.5% stock dividend for year 2020, and a 5.0% stock dividend for year 2021.

In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan. The following table shows the Company’s repurchase activity of its common stock during the three months ended December 31, 2021 under its Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Plan or Program
10/1/2021-10/31/2021	20,829	$8.36	-	669,923
11/1/2021-11/30/2021	65,109	$9.20	-	604,814
12/1/2021-12/31/2021	48,429	$8.81	-	556,385

Total	134,367	$8.80	-	556,385

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2017 through December 31, 2021. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was $100 at December 31, 2017 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
SNFC	100	103	123	189	219
S & P 500	100	94	121	140	178
S & P Insurance	100	114	99	125	156

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

Item 6. [Reserved]

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operations over the last several years generally reflect three strategies which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) increased emphasis on cemetery and mortuary business; and (iii) capitalizing on an improving housing market by originating mortgage loans. The Company has adjusted its strategies to respond to the changing economic circumstances resulting from the COVID-19 pandemic.

Insurance Operations

The following table shows the condensed financial results for the Company’s insurance operations for the years ended December 31, 2021 and 2020. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2021	2020	2021 vs 2020 % Increase (Decrease)
Revenues from external customers:
Insurance premiums	$100,255	$93,021	8%
Net investment income	56,092	54,811	2%
Gains (losses) on investments and other assets	4,555	2,089	118%
Other than temporary impairments	(40)	(371)	(89)%
Other	2,152	1,492	44%
Total	$163,014	$151,042	8%
Intersegment revenue	$7,570	$8,023	(6)%
Earnings before income taxes	$14,973	$11,923	26%

Intersegment revenues for the Company’s insurance operations were comprised primarily of interest income from the warehouse lines provided to the Company’s mortgage lending affiliates to fund loans held for sale. Profitability in 2021 increased due to a $7,234,000 increase in insurance premiums, a $2,466,000 increase in gains on investments and other assets, a $1,280,000 increase in net investment income, a $661,000 increase in other revenues, a $550,000 decrease in selling, general and administrative expenses, a $331,000 decrease in other than temporary impairments, and a $44,000 decrease in interest expense. This increase was partially offset by a $4,377,000 increase in death, surrenders and other policy benefits ($2,305,000 of which was related to COVID-19 related deaths), a $2,695,000 increase in future policy benefits, a $1,993,000 increase in amortization of deferred policy acquisition costs, and a $453,000 decrease in intersegment revenue.

In response to the COVID-19 pandemic, the Company’s life insurance sales force began using virtual and tele sales processes to market products. During the third quarter 2021, the life insurance sales force returned to in person sales, however, it continues to use virtual and tele sales where needed. As of December 31, 2021, approximately 75% of insurance operations office staff were working in the office with the flexibility for hybrid-remote or completely remote working arrangements as needed.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for the years ended December 31, 2021 and 2020. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2021	2020	2021 vs 2020 % Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$15,626	$12,454	25%
Mortuary revenues	8,371	7,854	7%
Net investment income	1,654	808	105%
Gains on investments and other assets	1,512	(163)	1028%
Other	100	94	6%
Total	$27,263	$21,047	30%
Earnings before income taxes	$7,925	$4,399	80%

Profitability in 2021 increased due to a $2,682,000 increase in cemetery pre-need sales, a $1,675,000 increase in gains on investments and other assets (which, in turn, was primarily attributable to a $1,092,000 increase in gains on real estate sales) and a $582,000 increase in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments, an $846,000 increase in net investment income, a $518,000 increase in mortuary at-need sales, and a $490,000 increase in cemetery at-need sales. This increase was partially offset by a $2,559,000 increase in selling, general and administrative expenses, and a $451,000 increase in costs of goods sold.

In response to the COVID-19 pandemic, the cemetery and mortuary’s pre-need sales force began using virtual selling processes to market its products and services including some in home sales as local regulations permitted. During the third quarter 2021, the sales force returned mostly to in home sales, however, it continues to use virtual selling where needed. Currently, the cemetery and mortuary operations office staff works in the office with the flexibility for hybrid-remote or completely remote working arrangements as needed.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 54% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer. In December 2021, the Company ceased operations in EverLEND Mortgage and merged its operations into SecurityNational Mortgage.

For the twelve months ended December 31, 2021 and 2020, SecurityNational Mortgage originated 19,342 loans ($5,502,894,000 total volume) and 21,206 loans ($5,472,503,000 total volume), respectively. For the twelve months ended December 31, 2021 and 2020, EverLEND Mortgage originated 323 loans ($108,295,000 total volume) and 511 loans ($154,511,000 total volume), respectively.

Record low mortgage interest rates that prevailed during the third quarter of 2020 and into the first quarter of 2021 trended higher through the second, third and fourth quarters of 2021. Production volumes remained strong in the second, third and fourth quarters of 2021, particularly for purchase mortgage transactions but were below those experienced during the earlier low interest rate period.

The following table shows the condensed financial results for the Company’s mortgage operations for the years ended December 31, 2021 and 2020. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2021	2020	2021 vs 2020 % Increase (Decrease)
Revenues from external customers:
Secondary gains from investors	$230,417	$231,759	(1)%
Income from loan originations	44,897	49,124	(9)%
Change in fair value of loans held for sale	(8,783)	10,413	(184)%
Change in fair value of loan commitments	(3,113)	7,637	(141)%
Net investment income	519	711	(27)%
Gains on investments and other assets	199	0	100%
Other	16,282	9,732	67%
Total	$280,418	$309,376	(9)%
Earnings before income taxes	$28,903	$55,128	(48)%

Included in other revenues is service fee income. Profitability in 2021 has decreased due to a $19,197,000 decrease in the fair value of loans held for sale, a $15,009,000 increase in personnel expenses, a $10,750,000 decrease in the fair value of loan commitments, a $4,662,000 increase in other expenses, a $4,225,000 decrease in income from loan originations, a $1,342,000 decrease in secondary gains from investors, a $664,000 increase in costs related to funding mortgage loans, a $520,000 increase in advertising expenses, a $477,000 increase in rent and rent related expenses, a $192,000 decrease in net investment income, a $117,000 decrease in intersegment revenues, and a $90,000 increase in other intersegment expenses. These decreases were partially offset by a $16,506,000 decrease in the provision for loan loss reserve, a $6,551,000 increase in other revenues, a $5,917,000 decrease in commissions, a $1,281,000 decrease in interest expense, a $470,000 decrease in intersegment interest expense, a $199,000 increase in gains on investments and other assets, and a $97,000 decrease in depreciation on property and equipment.

In response to the COVID-19 pandemic, the mortgage operations has integrated employee work from home accommodations into its standard operating procedures. A large percentage of fulfillment employees are in office in 2021 compared to 2020, however the flexibility remains to accommodate in office or work from home functionality.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to make reasonable estimates of potential losses on mortgage loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2021 and 2020, the balances were $2,447,000 and $20,584,000, respectively.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers Holdings, see Part I, Item 3. Legal Proceedings.

Critical Accounting Policies and Estimates

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

Determining fair value. Cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value, while often difficult to determine and may contain significant unobservable inputs, is based on the following guidelines:

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

Loan Commitments

The Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted mortgage-backed security (“MBS”) prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment net of estimated commission expense. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued and is shown net of related expenses. Following issuance, the value of a loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company’s recent historical data are used to estimate the quantity and value of mortgage loans that will fund within the terms of the commitments.

Deferred Acquisition Costs

Amortization of deferred policy acquisition costs (“DAC”) for interest sensitive products is dependent upon estimates of current and future gross profits or margins on this business. Key assumptions used include the following: yield on investments supporting the liabilities, amount of interest or dividends credited to the policies, amount of policy fees and charges, amount of expenses necessary to maintain the policies, amount of death and surrender benefits, and the length of time the policies will stay in force.

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

Value of Business Acquired

Value of business acquired (“VOBA”) is the present value of estimated future profits of the acquired business and is amortized similar to deferred acquisition costs. The critical issues explained for deferred acquisition costs would also apply for value of business acquired.

Mortgage Loans Foreclosed to Real Estate Held for Investment or Sale

These properties are recorded at the lower of cost or fair value upon foreclosure. The Company believes that in an orderly market, fair value approximates the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for estimated future policy benefits. Accordingly, the fair value determination is generally weighted more heavily toward the rental analysis. The fair value is also estimated by obtaining an independent appraisal, which typically considers area comparable properties and property condition.

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

Unearned Premium Reserve

The universal life products the Company sells have significant policy initiation fees (front-end load) that are deferred and amortized into revenues over the estimated expected gross profits from surrender charges and investment, mortality and expense margins. The same issues that impact deferred acquisition costs would apply to unearned revenue.

Premium Deficiency and Loss Recognition Testing

At least annually, the Company tests the adequacy of the net benefit reserves (liability for future policy benefits, net of DAC and VOBA) recorded for life insurance and annuity products. The Company tests for recoverability by using the Company’s current best-estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized DAC and VOBA assets. These cash flows consist primarily of premium income, less benefits and expenses. If the current contract liabilities plus the present value of future premiums is greater than the sum of the present values of future policy benefits, commissions, and expenses plus the current DAC and VOBA less unearned premium reserve balances, then the capitalized assets are deemed recoverable. The present values are calculated using the best estimate of the after tax net investment earned rate.

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

Results of Consolidated Operations

2021 Compared to 2020

Total revenues decreased by $10,768,000, or 2.2%, to $470,695,000 for 2021 from $481,463,000 for the fiscal year 2020. Contributing to this decrease in total revenues was a $35,515,000 decrease in mortgage fee income. This decrease in total revenues was offset by a $7,234,000 increase in insurance premiums and other considerations, a $7,218,000 increase in other revenues, a $4,339,000 increase in gains on investments and other assets, a $3,690,000 increase in net cemetery and mortuary sales, a $1,935,000 increase in net investment income, and a $331,000 decrease in other than temporary impairments.

Mortgage fee income decreased by $35,515,000, or 11.9%, to $263,418,000 for 2021, from $298,933,000 for 2020. This decrease was primarily due to a $29,947,000 decrease in the fair value of loans held for sale and loan commitments, a $6,951,000 decrease in loan fees and interest income, and a $1,342,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market. This decrease in mortgage fee income was partially offset by a $2,727,000 decrease in the provision for loan loss reserve.

Insurance premiums and other considerations increased by $7,234,000, or 7.8%, to $100,255,000 for 2021, from $93,021,000 for 2020. This increase was due to an increase of $1,859,000 in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying policies in force and an increase of $5,375,000 in first year premiums as a result of increased preneed insurance sales.

Net investment income increased by $1,935,000, or 3.4%, to $58,265,000 for 2021, from $56,330,000 for 2020. This increase was primarily attributable to a $3,086,000 increase in mortgage loan interest, a $1,224,000 increase in insurance assignment income, and a $389,000 increase in rental income from real estate held for investment. This increase was partially offset by a $1,463,000 decrease in fixed maturity securities income, a $835,000 increase in investment expenses, a $196,000 decrease in equity securities income, a $191,000 decrease in interest on cash and cash equivalents, and an $84,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $3,690,000, or 18.2%, to $23,997,000 for 2021, from $20,307,000 for 2020. This increase was primarily due to a $2,682,000 increase in cemetery pre-need sales, a $518,000 increase in mortuary at-need sales, and a $490,000 increase in cemetery at-need sales.

Gains on investments and other assets increased by $4,339,000, or 225.3%, to $6,265,000 for 2021, from $1,926,000 for 2020. This increase in gains on investments and other assets was primarily due to a $1,940,000 increase in gains on other assets mostly attributable to gains recognized on the sale of mortgage loans held for investment, a $1,922,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities, and a $477,000 increase in gains on fixed maturity securities.

Other revenues increased by $7,218,000, or 63.8%, to $18,535,000 for 2021 from $11,317,000 for 2020. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $418,895,000, or 89.0% of total revenues for 2021, as compared to $410,013,000, or 85.2% of total revenues for 2020.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $7,072,000, or 8.2%, to $93,482,000 for 2021, from $86,410,000 for 2020. This increase was primarily the result of a $4,207,000 increase in death benefits ($2,305,000 for COVID-19 related deaths), a $2,695,000 increase in future policy benefits, and a $170,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,836,000, or 12.8%, to $16,143,000 for 2021, from $14,307,000 for 2020. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses increased by $974,000, or 0.3%, to $298,438,000 for 2021, from $297,464,000 for 2020. This increase was primarily the result of a $15,750,000 increase in personnel expenses, a $5,735,000 increase in other expenses, a $1,245,000 increase in advertising expenses, a $664,000 increase in costs related to funding mortgage loans, and a $369,000 increase in rent and rent related expenses. This increase was partially offset by a $16,506,000 decrease in the provision for loan loss reserve, a $6,140,000 decrease in commissions, and a $143,000 decrease in depreciation on property and equipment.

Interest expense decreased by $1,451,000, or 16.9%, to $7,128,000 for 2021, from $8,579,000 for 2020. This decrease was primarily due to a decrease of $1,281,000 in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold of the cemeteries and mortuaries increased by $451,000, or 13.9%, to $3,704,000 for 2021, from $3,253,000 for 2020. This increase was primarily due to a $232,000 increase in cemetery at-need sales, a $151,000 increase in cemetery pre-need sales, and a $68,000 increase in mortuary at-need sales.

Income tax expense decreased by $3,572,000, or 22.5%, to $12,282,000 for 2021, from $15,854,000 for 2020. This decrease was primarily due to a decrease in earnings before income taxes for 2021 compared to 2020.

Risks

The following is a description of the material risks facing the Company and how it mitigates those risks:

Legal and Regulatory Risks. Changes in the legal or regulatory environment in which the Company operates may create additional expenses and risks not anticipated by the Company in developing and pricing its products. Regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. In addition, changes in tax law with respect to mortgage interest deductions or other public policy or legislative changes may affect the Company’s mortgage sales. Also, the Company may be subject to further regulations in the cemetery and mortuary business. The Company aims to mitigate these risks by offering a wide range of products and by diversifying its operations, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices that identify and minimize the adverse impact of such risks.

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

During the twelve months ended December 31, 2021 and 2020 the Company increased its loan loss reserve by $2,211,000 and $4,938,000, respectively, for loan originations, and the charges have been included in mortgage fee income. During the twelve months ended December 31, 2021 and 2020 the Company increased its loan loss reserve by an additional $-0- and $16,506,000, respectively, to account for changes in estimates specific to settlements of loan losses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2021 and 2020, the balances were $2,447,000 and $20,584,000, respectively. The Company believes the loan loss reserve represent probable loan losses incurred as of December 31, 2021. There is a risk, however, that future loan losses may exceed the loan loss reserve.

As of December 31, 2021, the Company’s mortgage loans held for investment portfolio consisted of mortgage loans in an aggregate principal amount of $4,272,000 with delinquencies exceeding 90 days. Of this amount, loans with an aggregate principal amount of $497,000 were in foreclosure proceedings. The Company has not received or recognized any interest income on the $4,272,000 in mortgage loans with delinquencies exceeding 90 days. During the twelve months ended December 31, 2021 and 2020, the Company decreased and increased its allowance for loan losses by $305,000 and by $552,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for loan losses on the Company’s held for investment portfolio as of December 31, 2021 and 2020 were $1,700,000 and $2,005,000, respectively.

Interest Rate Risk. Fluctuations in interest rates may cause a decrease in the value of the Company’s investments or impair the ability of the Company to market its mortgage and cemetery and mortuary products. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company aims to mitigate this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company might have to borrow funds or sell assets prior to maturity and potentially recognize a loss on the sale.

Mortality and Morbidity Risks. The Company’s actuarial assumptions differing from actual mortality and morbidity experienced may mean that the Company’s relevant products sold were underpriced, may require the Company to liquidate insurance or other claims earlier than planned, and have other potentially adverse consequences to the business. The Company aims to minimize this risk through sound underwriting practices, asset and liability duration matching, and sound actuarial practices.

COVID-19. During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19, and its variants, pose a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company continues to closely monitor developments relating to the ongoing COVID-19 pandemic and assessing its impact on the Company’s business. The continued uncertainty surrounding the COVID-19 pandemic has had and continues to have a significant impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus and its variants, which include the implementation of travel bans, self-imposed quarantine periods, social distancing, and various mask and vaccine mandates. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions.

Like most businesses, COVID-19 has impacted the Company, including the adoption of work from home arrangements and a restructuring of selling techniques for its products and services. The Company also experienced increased expenses for cleaning services of its offices. Throughout 2021 the Company continued to adapt to the impact of COVID-19. The Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, and results of operations, it may also have the effect of heightening many of the other Company risks. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

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

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees on mortgage loans held for sale that are sold to investors. It should be noted that current conditions in the financial markets and economy caused by the COVID-19 pandemic may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the twelve months ended December 31, 2021 and 2020, the Company’s operations provided cash of $144,638,000 and used cash of $129,627,000, respectively. This change from cash used in operations to cash from operations was primarily due to the decreased originations of mortgage loans held for sale.

The Company’s liability for future policy benefits is expected to be paid out over the long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance policies that payout upon a person’s death to cover funeral burial costs. Policyholders generally keep these policies in force and do not surrender them prior to death. Because of the long-term nature of these liabilities, the Company is able to hold to maturity its bonds, real estate, and mortgage loans thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in their fair values.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held to maturity in the portfolio to help in this timing matching. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company’s products. The Company’s investment philosophy is intended to provide a rate of return, which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $259,005,000 (at estimated fair value) and $294,384,000 (at estimated fair value) as of December 31, 2021 and 2020, respectively. This represented 31.5% and 38.0% of the total investments as of December 31, 2021, and 2020, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2021, 3.9% (or $9,991,000) and at December 31, 2020, 4.2% (or $12,418,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities available for sale and for the schedule of principal payments for mortgage loans held for investment.

See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s sources of liquidity.

If market conditions were to cause interest rates to change, the fair value of the Company’s fixed income portfolio (of approximately $536,594,000), which includes bonds, preferred stocks and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the fair values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Fair Value (in thousands)	$33,663	$16,294	$(18,444)	$(35,813)

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2021 and 2020, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank loans and other loans payable was $551,054,000 as of December 31, 2021, as compared to $561,811,000 as of December 31, 2020. Stockholders’ equity as a percent of total capitalization was 54.4% and 47.0% as of December 31, 2021 and December 31, 2020, respectively. Bank loans and other loans payable decreased by $46,537,000 for the twelve months ended December 31, 2021 as compared to December 31, 2020, and stockholders’ equity increased by $35,780,000 for the twelve months ended December 31, 2021 as compared to December 31, 2020, thus causing the increase in the stockholders’ equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 4.8% in 2021 as compared to a rate of 5.9% for 2020.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $82,823,000 and $78,493,000 as of December 31, 2021 and 2020, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2021, the Company’s commitments were approximately $329,903,000 for these loans, of which $179,673,000 had been funded. The Company advances funds once the work has been completed and an inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities generally range between six and eighteen months.

Contractual Obligations

In the ordinary course of the Company’s operations, the Company enters into certain contractual obligations. Such obligations include operating leases for office space, agreements with respect to borrowed funds and future policy benefits. See Notes 7, 22, 24 of the Notes to Consolidated Financial Statements for more information about these obligations.

Casualty Insurance Program

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $443,758, which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 10, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Security National Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The Company’s management sets assumptions in (1) estimating a liability for policy benefit payments that will be made in the future (future policy benefits) and (2) determining amortization of deferred policy acquisition costs for insurance contracts and value of business acquired. The most significant assumptions include mortality, lapse, and projected investment yield. Assumptions are determined based upon analysis of Company specific experience, industry standards, adjusted for changes in exposure and other relevant factors. Given the inherent uncertainty of these significant assumptions, auditing the development of such assumptions involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the assumptions used in the development of future policy benefits and the amortization of deferred policy acquisition costs for insurance contracts and value of business acquired, included the following, among others:

● We tested the design and implementation of controls over the assumption development process, the valuation of future policy benefits, and the amortization of deferred policy acquisition costs for insurance contracts and value of business acquired.

● With the assistance of our actuarial specialists, we:

●	evaluated management’s selected actuarial assumptions, including testing the accuracy and completeness of the supporting experience studies,
●	evaluated management’s judgments regarding the assumptions used in the development of future policy benefits and the amortization of deferred policy acquisition costs and value of business acquired,
●	evaluated the results of the Company’s annual premium deficiency tests.

/s/ Deloitte & Touche LLP

Salt Lake City, UT

March 31, 2022

We have served as the Company’s auditor since 2017.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2021	2020
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $236,303,310 and $265,150,484 for 2021 and 2020)	$259,287,603	$294,656,679
Equity securities at estimated fair value (cost of $8,275,772 and $9,698,490 for 2021 and 2020)	11,596,414	11,324,239
Mortgage loans held for investment (net of allowances for loan losses of $1,699,902 and $2,005,127 for 2021 and 2020)	277,306,046	249,343,936
Real estate held for investment (net of accumulated depreciation of $17,692,038 and $13,800,973 for 2021 and 2020)	197,365,797	131,684,453
Real estate held for sale	3,731,300	7,878,807
Other investments and policy loans (net of allowances for doubtful accounts of $1,686,218 and $1,645,475 for 2021 and 2020)	67,955,155	73,696,661
Accrued investment income	6,313,012	5,360,523
Total investments	823,555,327	773,945,298
Cash and cash equivalents	131,354,470	106,219,429
Loans held for sale at estimated fair value	302,776,827	422,772,418
Receivables (net of allowances for doubtful accounts of $1,800,725 and $1,685,382 for 2021 and 2020)	18,316,116	10,899,207
Restricted assets (including $5,205,510 and $3,989,415 for 2021 and 2020 at estimated fair value)	16,938,122	16,150,036
Cemetery perpetual care trust investments (including $4,087,245 and $2,810,070 for 2021 and 2020 at estimated fair value)	7,835,721	6,413,167
Receivable from reinsurers	14,850,608	15,569,156
Cemetery land and improvements	8,977,877	8,761,436
Deferred policy and pre-need contract acquisition costs	105,049,983	100,075,276
Mortgage servicing rights, net	53,060,455	35,210,516
Property and equipment, net	21,517,598	12,473,345
Value of business acquired	8,421,432	8,955,249
Goodwill	5,253,783	3,519,588
Other	29,684,987	27,976,357
Total Assets	$1,547,593,306	$1,548,940,478

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
	2021	2020
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$863,274,693	$844,790,087
Unearned premium reserve	3,060,738	3,328,623
Bank and other loans payable	251,286,927	297,824,368
Deferred pre-need cemetery and mortuary contract revenues	14,508,022	13,080,179
Cemetery perpetual care obligation	4,915,285	4,087,704
Accounts payable	10,166,573	8,932,683
Other liabilities and accrued expenses	69,578,138	87,650,981
Income taxes	31,036,096	25,258,800
Total liabilities	1,247,826,472	1,284,953,425

Stockholders’ Equity

Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 17,642,722 shares in 2021 and 16,595,783 shares in 2020	35,285,444	33,191,566
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,866,565 shares in 2021 and 2,679,603 shares in 2020	5,733,130	5,359,206
Additional paid-in capital	57,985,947	50,287,253
Accumulated other comprehensive income, net of taxes	18,070,448	23,243,133
Retained earnings	184,537,489	153,739,167
Treasury stock, at cost - 108,079 Class A shares and 109,193 Class C shares in 2021; 227,852 Class A shares and 10,985 Class C shares in 2020	(1,845,624)	(1,833,272)
Total stockholders’ equity	299,766,834	263,987,053
Total Liabilities and Stockholders’ Equity	$1,547,593,306	$1,548,940,478

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years Ended December 31
	2021	2020
Revenues:
Mortgage fee income	$263,418,230	$298,933,110
Insurance premiums and other considerations	100,254,573	93,020,617
Net investment income	58,264,683	56,329,803
Net mortuary and cemetery sales	23,997,313	20,307,435
Gains on investments and other assets	6,265,134	1,925,850
Other than temporary impairments on investments	(39,502)	(370,975)
Other	18,535,111	11,317,482
Total revenues	470,695,542	481,463,322

Benefits and expenses:
Death benefits	63,247,616	59,040,130
Surrenders and other policy benefits	3,970,839	3,801,230
Increase in future policy benefits	26,263,312	23,568,650
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	16,142,970	14,307,425
Selling, general and administrative expenses:
Commissions	118,286,469	124,426,297
Personnel	100,740,161	84,989,971
Advertising	6,626,418	5,380,896
Rent and rent related	7,242,287	6,873,561
Depreciation on property and equipment	1,935,613	2,078,738
Provision for loan loss reserve	-	16,506,030
Costs related to funding mortgage loans	10,541,570	9,877,700
Other	53,065,982	47,331,102
Interest expense	7,127,516	8,578,810
Cost of goods and services sold – cemeteries and mortuaries	3,704,014	3,252,655
Total benefits and expenses	418,894,767	410,013,195

Earnings before income taxes	51,800,775	71,450,127
Income tax expense	(12,281,785)	(15,853,514)
Net earnings	$39,518,990	$55,596,613

Net earnings per Class A equivalent common share (1)	$1.96	$2.81

Net earnings per Class A equivalent common share - assuming dilution (1)	$1.89	$2.74

Weighted average Class A equivalent common shares outstanding (1)	20,154,878	19,788,984

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	20,929,084	20,254,407

(1)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of comprehensive income

	Years Ended December 31
	2021	2020
Net earnings	$39,518,990	$55,596,613
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	(6,517,731)	12,013,692
Unrealized gains (losses) on restricted assets	(23,250)	41,225
Unrealized losses on cemetery perpetual care trust investments	(11,114)	(6,817)
Foreign currency translation adjustments	2,835	(46)
Other comprehensive income (loss), before income tax	(6,549,260)	12,048,054
Income tax benefit (expense)	1,376,575	(2,531,435)
Other comprehensive income (loss), net of income tax	(5,172,685)	9,516,619
Comprehensive income	$34,346,305	$65,113,232

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	32,215,558	5,001,774	46,091,112	13,726,514	101,256,229	(1,580,582)	196,710,605

Net earnings	-	-	-	-	55,596,613	-	55,596,613
Other comprehensive income	-	-	-	9,516,619	-	-	9,516,619
Stock based compensation expense	-	-	358,878	-	-	-	358,878
Exercise of stock options	137,940	261,640	432,572	-	-	-	832,152
Sale of treasury stock	-	-	1,224,877	-	-	2,715,071	3,939,948
Purchase of treasury stock	-	-	-	-	-	(2,967,761)	(2,967,761)
Stock dividends	810,420	123,440	2,179,814	-	(3,113,675)	-	(1)
Conversion Class C to Class A	27,648	(27,648)	-	-	-	-	-
Balance at December 31, 2020	33,191,566	5,359,206	50,287,253	23,243,133	153,739,167	(1,833,272)	263,987,053

Net earnings	-	-	-	-	39,518,990	-	39,518,990
Other comprehensive loss	-	-	-	(5,172,685)	-	-	(5,172,685)
Stock based compensation expense	-	-	118,384	-	-	-	118,384
Exercise of stock options	320,564	209,312	547,549	-	-	-	1,077,425
Sale of treasury stock	-	-	250,019	-	-	5,757,383	6,007,402
Purchase of treasury stock	-	-	-	-	-	(5,769,735)	(5,769,735)
Stock dividends	1,674,820	263,106	6,782,742	-	(8,720,668)	-	-
Conversion Class C to Class A	98,494	(98,494)	-	-	-	-	-
Balance at December 31, 2021	$35,285,444	$5,733,130	$57,985,947	$18,070,448	$184,537,489	$(1,845,624)	$299,766,834

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31
	2021	2020
Cash flows from operating activities:
Net earnings	$39,518,990	$55,596,613
Adjustments to reconcile net earnings to net cash used in operating activities:
Gains on investments and other assets	(6,265,134)	(1,925,850)
Other than temporary impairments on investments	39,502	370,975
Depreciation	5,540,672	5,447,363
Provision for loan losses and doubtful accounts	965,736	1,577,370
Net amortization of deferred fees and costs, premiums and discounts	(1,154,604)	(1,227,773)
Provision for deferred income taxes	11,308,436	2,854,669
Policy and pre-need acquisition costs deferred	(19,985,257)	(18,909,921)
Policy and pre-need acquisition costs amortized	15,027,841	13,520,600
Value of business acquired amortized	1,115,129	786,825
Mortgage servicing rights, additions	(32,701,819)	(29,896,465)
Amortization of mortgage servicing rights	14,851,880	11,841,478
Stock based compensation expense	118,384	358,878
Benefit plans funded with treasury stock	6,007,402	3,939,948
Net change in fair value of loans held for sale	8,783,376	(10,413,492)
Originations of loans held for sale	(5,611,189,587)	(5,627,013,749)
Proceeds from sales of loans held for sale	5,900,076,766	5,600,045,285
Net gains on sales of loans held for sale	(177,876,915)	(188,893,379)
Change in assets and liabilities:
Land and improvements held for sale	441,839	758,514
Future policy benefits and unpaid claims	22,104,116	25,804,740
Other operating assets and liabilities	(32,088,511)	25,750,164
Net cash provided by (used in) operating activities	144,638,242	(129,627,207)
Cash flows from investing activities:
Purchases of fixed maturity securities	(18,857,131)	(58,493,147)
Sales, calls and maturities of fixed maturity securities	48,015,753	131,269,730
Purchase of equity securities	(1,950,554)	(6,991,832)
Sales of equity securities	3,868,061	3,902,835
Net changes in restricted assets	473,156	(1,954,437)
Net changes in cemetery perpetual care trust investments	(143,379)	(2,755,856)
Mortgage loans held for investment, other investments and policy loans made	(838,524,150)	(682,170,126)
Payments received for mortgage loans held for investment, other investments and policy loans	818,108,666	672,544,708
Purchases of property and equipment	(5,219,928)	(1,630,734)
Sales of property and equipment	-	194,955
Purchases of real estate	(92,403,534)	(40,190,471)
Sales of real estate	35,644,576	22,418,816
Cash paid for purchase of subsidiaries, net of cash acquired	(12,625,142)	-
Net cash provided by (used in) investing activities	(63,613,606)	36,144,441

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31
	2021	2020
Cash flows from financing activities:
Investment contract receipts	11,481,349	11,511,118
Investment contract withdrawals	(15,244,629)	(18,235,107)
Proceeds from stock options exercised	1,077,425	832,152
Purchase of treasury stock	(5,769,735)	(2,967,761)
Repayment of bank loans	(69,039,725)	(174,865,813)
Proceeds from bank loans	106,995,930	164,586,365
Net change in warehouse line borrowings for loans held for sale	(84,576,055)	90,351,225
Net cash provided by (used in) financing activities	(55,075,440)	71,212,179
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	25,949,196	(22,270,587)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	115,465,086	137,735,673
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$141,414,282	$115,465,086

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$7,290,867	$8,385,270
Income taxes	5,127,913	11,813,120

Non Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,216,048	$5,631,193
Accrued real estate construction costs and retainage	4,400,320	6,365,534
Transfer of property and equipment to real estate held for investment	3,108,681	1,516,700
Mortgage loans held for investment foreclosed into real estate held for investment	931,079	686,124
Transfer of loans held for sale to mortgage loans held for investment	201,951	16,960,549
Right-of-use assets obtained in exchange for finance lease liabilities	-	8,494

See Note 20 regarding non cash transactions included in the acquisitions of Rivera Funerals, Cremations and Memorial Gardens and Holbrook Mortuary

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the consolidated statements of cash flows is presented in the table below:

	Years Ended December 31
	2021	2020
Cash and cash equivalents	$131,354,470	$106,219,429
Restricted assets	9,000,293	8,842,744
Cemetery perpetual care trust investments	1,059,519	402,913
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$141,414,282	$115,465,086

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

1) Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the states located in western, mid-western and southern regions of the United States. The cemetery and mortuary segment of the Company consists of eleven mortuaries and five cemeteries in Utah, one cemetery in California, and four mortuaries and one cemetery in New Mexico. The mortgage segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Florida, Nevada, Texas, and Utah.

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

Equity securities are carried at estimated fair value. Changes in fair values are reported as unrealized gains or losses and are recorded through net earnings as a component of gains on investments and other assets.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

1) Significant Accounting Policies (Continued)

Mortgage loans held for investment are carried at their unpaid principal balances adjusted for net deferred fees, net discounts, charge-offs and the related allowance for loan losses. Interest income is included in net investment income on the consolidated statements of earnings and is recognized when earned. The Company defers related loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans. Origination fees are included in net investment income on the consolidated statements of earnings. Mortgage loans are secured by the underlying property and require an appraisal at the time of underwriting and funding. Generally, the Company will fund a loan not to exceed 80% of the loan’s collateral fair market value. Amounts over 80% will require additional collateral or mortgage insurance by an approved third-party insurer.

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

Accrued investment income refers to earned income from investments that has not yet been received by the Company.

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

Years Ended December 31, 2021 and 2020

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

Determining Fair Value

Cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Fair value is often difficult to determine and may contain significant unobservable inputs, but is based on the following:

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

Years Ended December 31, 2021 and 2020

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

Make whole demand — A make whole demand occurs when an investor forecloses on a property and then sells the property. The make whole amount is calculated as the difference between the original unpaid principal balance, payments received, accrued interest and fees, less the sale proceeds.

Repurchase demand — A repurchase demand usually occurs when there is a significant payment default, error in underwriting or detected loan fraud.

Indemnification demand — On certain loans the Company has negotiated a set fee that is to be paid in lieu of repurchase. The fee varies by investor and by loan product type.

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

Additional information related to the Loan Loss Reserve is included in Note 3.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

1) Significant Accounting Policies (Continued)

Restricted Assets

Restricted assets are assets held in a trust account for future mortuary services and merchandise and consist of cash and cash equivalents; participations in mortgage loans held for investment with Security National Life Insurance Company (“Security National Life”); mutual funds carried at estimated fair value; equity securities carried at estimated fair value; and a surplus note with Security National Life (which is eliminated in consolidation). Restricted assets also include escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company funded its medical benefit safe-harbor limit based on the qualified direct costs, and has included this amount as a component of restricted cash.

Cemetery Perpetual Care Trust Investments

Cemetery endowment care trusts have been set up for five of the seven cemeteries owned by the Company. Under endowment care arrangements a portion of the price for each lot sold is withheld and invested in a portfolio of investments similar to those described in the prior paragraph. The earnings stream from the investments is designed to fund future maintenance and upkeep of the cemetery.

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

Value of business acquired (“VOBA”) is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

1) Significant Accounting Policies (Continued)

Premium Deficiency and Loss Recognition Testing

At least annually, the Company tests the adequacy of the net benefit reserves (liability for future policy benefits, net of DAC and VOBA) recorded for life insurance and annuity products. The Company tests for recoverability by using the Company’s current best-estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized DAC and VOBA assets. These cash flows consist primarily of premium income, less benefits and expenses. If the current contract liabilities plus the present value of future premiums is greater than the sum of the present values of future policy benefits, commissions, and expenses plus the current DAC and VOBA less unearned premium reserve balances, then the capitalized assets are deemed recoverable. The present values are calculated using the best estimate of the after tax net investment earned rate.

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

Years Ended December 31, 2021 and 2020

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

Years Ended December 31, 2021 and 2020

1) Significant Accounting Policies (Continued)

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

The Company provides for losses on its mortgage loans held for investment through an allowance for loan losses (a contra-asset account). The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. As a practical expedient, upon determining impairment, the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 2 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as real estate held for investment. The Company will rent the properties until it is deemed desirable to sell them.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

1) Significant Accounting Policies (Continued)

Commercial — Underwritten in accordance with the Company’s policies to determine the borrower’s ability to repay the obligation as agreed. Commercial loans are made primarily based on the underlying collateral supporting the loan. Accordingly, the repayment of a commercial loan depends primarily on the collateral and its ability to generate income and secondary on the borrower’s (or guarantors) ability to repay.

Residential — Secured by family dwelling units. These loans are secured by first and second mortgages on the unit. The borrower’s ability to repay is sensitive to the life events and general economic condition of the region. Where loan to values exceed 80%, the loan is generally guaranteed by private mortgage insurance, FHA or VA.

Residential construction (including land acquisition and development) — Underwritten in accordance with the Company’s underwriting policies which include a financial analysis of the builders, borrowers (guarantors), construction cost estimates, and independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project and the ability of the borrower to secure long-term financing. Additionally, land is underwritten according to the Company’s policies, which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development into finished lots. These cost and valuation estimates may be inaccurate. These loans are considered to be of a higher risk than other mortgage loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term or construction financing, and interest rate sensitivity.

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

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2021 and 2020. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sale of cemetery interment rights are deferred until 10% of the sales price has been collected.

Pre-need contract sales of cemetery merchandise (primarily markers and vaults) - revenue and costs associated with the sale of pre-need cemetery merchandise is deferred until the merchandise is delivered to the Company.

Pre-need contract sales of cemetery services (primarily merchandise delivery, installation fees and burial opening and closing fees) - revenue and costs associated with the sales of pre-need cemetery services are deferred until the services are performed.

Prearranged funeral and pre-need cemetery customer acquisition costs - costs incurred related to obtaining new pre-need contract cemetery and prearranged funeral services, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral services, are deferred until the merchandise is delivered or services are performed.

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection is reasonably assured and there are no significant performance obligations remaining.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Other Intangibles

Other intangibles are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. The Company engages a third-party valuation firm to analyze the value of the intangible assets that result from significant acquisitions. The value of the intangible assets that result from these acquisitions are included in Other Assets and are determined using the income approach, relying on a relief from the royalty method.

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax penalties are included as a component of income tax expense.

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

Years Ended December 31, 2021 and 2020

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

Concentration of Credit Risk

For a description of the concentration risk regarding available for sale debt securities, mortgage loans held for investment and real estate held for investment, refer to Note 2 of the Notes to Consolidated Financial Statements.

Advertising

The Company expenses advertising costs as incurred.

Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” — Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. In October 2019, the FASB proposed an update to ASU No. 2016-13 that would make the ASU effective for the Company on January 1, 2023. The Company is in the process of evaluating the potential impact of this standard.

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The ASU will improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, the FASB issued an update to ASU No. 2018-12 that made the ASU effective for the Company on January 1, 2025. The Company has made progress in the implementation of the new standard, including the involvement of actuaries, accountants, and systems specialists. However, the Company has not yet estimated the impact the new guidance will have on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments

The Company’s investments as of December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$22,307,736	$578,567	$-	$22,886,303

Obligations of states and political subdivisions	4,649,917	212,803	(1,989)	4,860,731

Corporate securities including public utilities	174,711,061	21,791,370	(353,668)	196,148,763

Mortgage-backed securities	34,365,382	905,159	(161,332)	35,109,209

Redeemable preferred stock	269,214	13,383	-	282,597

Total fixed maturity securities available for sale	$236,303,310	$23,501,282	$(516,989)	$259,287,603

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$8,275,772	$3,626,444	$(305,802)	$11,596,414

Total equity securities at estimated fair value	$8,275,772	$3,626,444	$(305,802)	$11,596,414

Mortgage loans held for investment at amortized cost:
Residential	$53,533,712
Residential construction	175,117,783
Commercial	51,683,022
Less: Unamortized deferred loan fees, net	(918,586)
Less: Allowance for loan losses	(1,699,902)
Less: Net discounts	(409,983)

Total mortgage loans held for investment	$277,306,046

Real estate held for investment - net of accumulated depreciation:
Residential	$41,972,462
Commercial	155,393,335

Total real estate held for investment	$197,365,797

Real estate held for sale:
Residential	$1,190,602
Commercial	2,540,698

Total real estate held for sale	$3,731,300

Other investments and policy loans at amortized cost:
Policy loans	$13,478,214
Insurance assignments	48,632,808
Federal Home Loan Bank stock (1)	2,547,100
Other investments	4,983,251
Less: Allowance for doubtful accounts	(1,686,218)

Total policy loans and other investments	$67,955,155

Accrued investment income	$6,313,012

Total investments	$823,555,327

(1)	Includes $905,700 of Membership stock and $1,641,400 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

The Company’s investments as of December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$42,381,805	$1,358,562	$-	$43,740,367

Obligations of states and political subdivisions	5,383,762	312,214	(1,261)	5,694,715

Corporate securities including public utilities	186,067,912	27,216,496	(681,478)	212,602,930

Mortgage-backed securities	31,047,791	1,565,377	(267,106)	32,346,062

Redeemable preferred stock	269,214	3,391	-	272,605

Total fixed maturity securities available for sale	$265,150,484	$30,456,040	$(949,845)	$294,656,679

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,698,490	$2,376,156	$(750,407)	$11,324,239

Total equity securities at estimated fair value	$9,698,490	$2,376,156	$(750,407)	$11,324,239

Mortgage loans held for investment at amortized cost:
Residential	$95,822,448
Residential construction	111,111,777
Commercial	46,836,866
Less: Unamortized deferred loan fees, net	(1,161,132)
Less: Allowance for loan losses	(2,005,127)
Less: Net discounts	(1,260,896)

Total mortgage loans held for investment	$249,343,936

Real estate held for investment - net of accumulated depreciation:
Residential	$24,843,743
Commercial	106,840,710

Total real estate held for investment	$131,684,453

Real estate held for sale:
Residential	$3,478,254
Commercial	4,400,553

Total real estate held for sale	$7,878,807

Other investments and policy loans at amortized cost:
Policy loans	$14,171,589
Insurance assignments	53,231,131
Federal Home Loan Bank stock (1)	2,506,600
Other investments	5,432,816
Less: Allowance for doubtful accounts	(1,645,475)

Total policy loans and other investments	$73,696,661

Accrued investment income	$5,360,523

Total investments	$773,945,298

(1)	Includes $866,900 of Membership stock and $1,639,700 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities that were carried at estimated fair value at December 31, 2021 and at December 31, 2020. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2021
Obligations of States and Political Subdivisions	$1,989	$548,715	$-	$-	$1,989	$548,715
Corporate Securities	73,507	4,638,750	280,161	3,771,813	353,668	8,410,563
Mortgage and other asset-backed securities	72,952	7,934,760	88,380	1,582,804	161,332	9,517,564
Total unrealized losses	$148,448	$13,122,225	$368,541	$5,354,617	$516,989	$18,476,842

At December 31, 2020
Obligations of States and Political Subdivisions	$1,261	$206,812	$-	$-	$1,261	$206,812
Corporate Securities	242,596	9,919,298	438,882	2,593,026	681,478	12,512,324
Mortgage and other asset-backed securities	266,522	3,455,574	584	51,961	267,106	3,507,535
Total unrealized losses	$510,379	$13,581,684	$439,466	$2,644,987	$949,845	$16,226,671

There were 55 securities with fair value of 97.3% of amortized cost at December 31, 2021. There were 63 securities with fair value of 94.7% of amortized cost at December 31, 2020. Credit losses of $39,502 and $370,975 have been recognized for the years ended December 31, 2021 and 2020, respectively.

On a quarterly basis, the Company evaluates its fixed maturity securities classified as available for sale. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for impairment, unless current market or recent company news could lead to a credit downgrade. Securities with ratings of 3 to 5 are evaluated for impairment. Securities with a rating of 6 are automatically determined to be impaired and are written down. The evaluation involves an analysis of the securities in relation to historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. If it is unlikely that the security will meet contractual obligations, the loss is considered to be other than temporary, the security is written down to the new anticipated market value and an impairment loss is recognized.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

The following table presents a rollforward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale.

	2021	2020
Balance of credit-related OTTI at January 1	$370,975	$-

Additions for credit impairments recognized on:
Securities not previously impaired	39,502	370,975
Securities previously impaired	-	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	(145,500)	-
Securities due to an increase in expected cash flows	-	-

Balance of credit-related OTTI at December 31	$264,977	$370,975

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2021, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$68,966	$70,024
Due in 2-5 years	62,958,696	65,605,915
Due in 5-10 years	70,740,783	77,346,448
Due in more than 10 years	67,900,269	80,873,410
Mortgage-backed securities	34,365,382	35,109,209
Redeemable preferred stock	269,214	282,597
Total	$236,303,310	$259,287,603

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $28,993,126, at estimated fair value, of fixed maturity securities with the FHLB at December 31, 2021. These securities are used as collateral on any cash borrowings from the FHLB. As of December 31, 2021, the Company owed $-0- to the FHLB and its estimated maximum borrowing capacity was $27,054,347.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

Investment Related Earnings

The following tables presents the net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments from investments and other assets.

	Years Ended December 31
	2021	2020
Fixed maturity securities available for sale:
Gross realized gains	$984,740	$445,749
Gross realized losses	(139,728)	(77,546)
Other than temporary impairments	(39,502)	(370,975)

Equity securities:
Gains on securities sold	390,597	74,836
Unrealized gains on securities held at the end of the period	2,732,130	1,125,304

Other assets:
Gross realized gains	4,786,535	2,342,418
Gross realized losses	(2,489,140)	(1,984,911)
Total	$6,225,632	$1,554,875

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Years Ended December 31
	2021	2020
Proceeds from sales	$2,896,351	$5,477,438
Gross realized gains	208,698	358,236
Gross realized losses	(4,046)	(21,137)

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

Major categories of net investment income were as follows:

	Years Ended December 31
	2021	2020
Fixed maturity securities available for sale	$10,769,979	$12,233,394
Equity securities	446,337	642,433
Mortgage loans held for investment	28,758,614	25,672,746
Real estate held for investment and sale	12,334,989	11,945,401
Policy loans	940,890	1,025,179
Insurance assignments	19,062,052	17,837,578
Other investments	131,145	126,013
Cash and cash equivalents	235,470	426,623
Gross investment income	72,679,476	69,909,367
Investment expenses	(14,414,793)	(13,579,564)
Net investment income	$58,264,683	$56,329,803

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $1,472,295 and $676,313 for the years ended December 31, 2021 and 2020, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $101,681,853 and $9,684,409 at December 31, 2021 and 2020, respectively. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses) at December 31, 2021, other than investments issued or guaranteed by the United States Government.

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

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

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

The Company currently owns and operates 11 commercial properties in 5 states. These properties include office buildings, flex office space, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company does use debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $134,251,205 and $71,517,902 as of December 31, 2021 and 2020, respectively. The associated bank loan carrying values totaled $85,663,148 and $46,153,283 as of December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company recorded impairment losses on commercial real estate held for sale of $2,028,378 and $897,980, respectively. These impairment losses relate to a funeral home and an office building held by the life insurance segment. The funeral home was subsequently sold. Impairment losses are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows:

	Net Ending Balance		Total Square Footage
	December 31		December 31
	2021	2020	2021	2020
Utah (1)	$150,105,948	$100,927,528	675,920	379,066
Louisiana	2,426,612	2,998,684	31,778	84,841
Mississippi	2,860,775	2,914,498	19,694	21,521

	$155,393,335	$106,840,710	727,392	485,428

(1)	Includes Center53 phase 1 and phase 2

The Company’s commercial real estate held for sale is summarized as follows:

	Net Ending Balance		Total Square Footage
	December 31		December 31
	2021	2020	2021	2020
Kansas	$2,000,000	$4,000,000	222,679	222,679
Louisiana	389,145	-	2,872	-
Mississippi (1)	151,553	151,553	-	12,300
Texas (2)		249,000	-	-

	$2,540,698	$4,400,553	225,551	234,979

(1)	Approximately 93 acres of undeveloped land, in 2021, the existing building was removed
(2)	Improved commercial pad

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

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

During the years ended December 31, 2021 and 2020, the Company recorded impairment losses on residential real estate held for sale of $-0- and $43,394, respectively. These impairment losses are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment or sale is $1,190,602 and $4,327,079 as of December 31, 2021 and 2020, respectively.

The Company’s residential real estate held for investment is summarized as follows:

	Net Ending Balance
	December 31
	2021	2020
Utah (1)	$41,686,281	$24,557,562
Washington (2)	286,181	286,181
	$41,972,462	$24,843,743

(1)	Including subdivision land developments
(2)	Improved residential lots

The following table presents additional information regarding the Company’s subdivision land developments in Utah.

	December 31
	2021	2020
Lots available for sale	67	36
Lots to be developed	548	350
Ending Balance	$41,479,434	$23,777,478

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

The Company’s residential real estate held for sale is summarized as follows:

	Net Ending Balance
	December 31
	2021	2020
Nevada	$979,640	$979,640
Texas	200,962	-
Ohio	10,000	10,000
Florida	-	744,322
Utah	-	1,744,292
	$1,190,602	$3,478,254

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the commercial real estate owned by the Company. As of December 31, 2021, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 West Ascension Way, Salt Lake City, UT - Center53 Phase 2	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	221,000	50%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	19,694	28%
1818 Marshall Street, Shreveport, LA (1)	Life Insurance Operations	12,274	100%
909 Foisy Street, Alexandria, LA (1)	Life Insurance Sales	8,059	100%
812 Sheppard Street, Minden, LA (1)	Life Insurance Sales	1,560	100%
1550 N 3rd Street, Jena, LA (1)	Life Insurance Sales	1,737	100%

(1)	Included in property and equipment on the consolidated balance sheets

Mortgage Loans Held for Investment

The Company reports mortgage loans held for investment pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2021, the Company had 70%, 7%, 5%, 4%, 4% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, Nevada and Arizona, respectively. At December 31, 2020, the Company had 57%, 13%, 9%, 4%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada and Arizona, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following table presents the valuation allowance for loan losses as a contra-asset account.

	Commercial	Residential	Residential Construction	Total
December 31, 2021
Allowance for credit losses:
Beginning balance	$187,129	$1,774,796	$43,202	$2,005,127
Charge-offs	-	-	-	-
Provision	-	(305,225)	-	(305,225)
Ending balance	$187,129	$1,469,571	$43,202	$1,699,902

Ending balance: individually evaluated for impairment	$-	$105,384	$-	$105,384

Ending balance: collectively evaluated for impairment	$187,129	$1,364,187	$43,202	$1,594,518

Mortgage loans:
Ending balance	$51,683,022	$53,533,712	$175,117,783	$280,334,517

Ending balance: individually evaluated for impairment	$1,723,372	$2,548,656	$-	$4,272,028

Ending balance: collectively evaluated for impairment	$49,959,650	$50,985,056	$175,117,783	$2,760,162,489

December 31, 2020
Allowance for credit losses:
Beginning balance	$187,129	$1,222,706	$43,202	$1,453,037
Charge-offs	-	-	-	-
Provision	-	552,090	-	552,090
Ending balance	$187,129	$1,774,796	$43,202	$2,005,127

Ending balance: individually evaluated for impairment	$-	$219,905	$-	$219,905

Ending balance: collectively evaluated for impairment	$187,129	$1,554,891	$43,202	$1,785,222

Mortgage loans:
Ending balance	$46,836,866	$111,111,777	$95,822,448	$253,771,091

Ending balance: individually evaluated for impairment	$2,148,827	$7,932,680	$200,963	$10,282,470

Ending balance: collectively evaluated for impairment	$44,688,039	$103,179,097	$95,621,485	$243,488,621

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

The following table presents the aging of mortgage loans held for investment.

	Commercial	Residential	Residential Construction	Total
December 31, 2021
30-59 Days Past Due	$-	$3,117,826	$1,363,127	$4,480,953
60-89 Days Past Due	100,204	580,815	-	681,019
Greater Than 90 Days (1)	1,723,372	2,052,062	-	3,775,434
In Process of Foreclosure (1)	-	496,594	-	496,594
Total Past Due	1,823,576	6,247,297	1,363,127	9,434,000
Current	49,859,446	47,286,415	173,754,656	270,900,517
Total Mortgage Loans	51,683,022	53,533,712	175,117,783	280,334,517
Allowance for Loan Losses	(187,129)	(1,469,571)	(43,202)	(1,699,902)
Unamortized deferred loan fees, net	(36,813)	(498,600)	(383,173)	(918,586)
Unamortized discounts, net	(240,614)	(169,369)	-	(409,983)
Net Mortgage Loans	$51,218,466	$51,396,172	$174,691,408	$277,306,046

December 31, 2020
30-59 Days Past Due	$233,200	$5,866,505	$127,191	$6,226,896
60-89 Days Past Due	812,780	2,048,148	-	2,860,928
Greater Than 90 Days (1)	2,148,827	5,669,583	-	7,818,410
In Process of Foreclosure (1)	-	2,263,097	200,963	2,464,060
Total Past Due	3,194,807	15,847,333	328,154	19,370,294
Current	43,642,059	79,975,115	110,783,623	234,400,797
Total Mortgage Loans	46,836,866	95,822,448	111,111,777	253,771,091
Allowance for Loan Losses	(187,129)	(1,774,796)	(43,202)	(2,005,127)
Unamortized deferred loan fees, net	(32,557)	(909,864)	(218,711)	(1,161,132)
Unamortized discounts, net	(880,721)	(380,175)	-	(1,260,896)
Net Mortgage Loans	$45,736,459	$92,757,613	$110,849,864	$249,343,936

(1)	Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

Impaired Mortgage Loans Held for Investment

Impaired mortgage loans held for investment include loans with a related specific valuation allowance or loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary. The recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, for each reporting period and the average recorded investment and interest income recognized during the time the loans were impaired are summarized as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With no related allowance recorded:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	1,591,368	1,591,368	-	2,731,421	-
Residential construction	-	-	-	100,481	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	957,288	957,288	105,384	726,449	-
Residential construction	-	-	-	-	-

Total:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	2,548,656	2,548,656	105,384	3,457,870	-
Residential construction	-	-	-	100,481	-

December 31, 2020
With no related allowance recorded:
Commercial	$2,148,827	$2,148,827	$-	$1,866,819	$-
Residential	6,415,419	6,415,419	-	5,010,078	-
Residential construction	200,963	200,963	-	555,278	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,517,261	1,517,261	219,905	1,182,368	-
Residential construction	-	-	-	-	-

Total:
Commercial	$2,148,827	$2,148,827	$-	$1,866,819	$-
Residential	7,932,680	7,932,680	219,905	6,192,446	-
Residential construction	200,963	200,963	-	555,278	-

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

2) Investments (Continued)

The Company’s performing and non-performing mortgage loans held for investment are summarized as follows:

	Commercial		Residential		Residential Construction		Total
	December 31		December 31		December 31		December 31
	2021	2020	2021	2020	2021	2020	2021	2020

Performing	$49,959,650	$44,688,039	$50,985,056	$87,889,768	$175,117,783	$110,910,814	$276,062,489	$243,488,621
Non-performing	1,723,372	2,148,827	2,548,656	7,932,680	-	200,963	4,272,028	10,282,470

Total	$51,683,022	$46,836,866	$53,533,712	$95,822,448	$175,117,783	$111,111,777	$280,334,517	$253,771,091

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $236,000 and $491,000 as of December 31, 2021 and 2020, respectively.

Principal Amounts Due

The following table presents the amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2021. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$53,533,712	$7,451,252	$6,031,628	$40,050,832
Residential Construction	175,117,783	145,711,262	29,406,521	-
Commercial	51,683,022	17,007,282	25,761,914	8,913,826
Total	$280,334,517	$170,169,796	$61,200,063	$48,964,658

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

3) Loans Held for Sale

The Company elected the fair value option for loans held for sale. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the consolidated statement of earnings. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale.

	December 31
	2021	2020
Aggregate fair value	$302,776,827	$422,772,418
Unpaid principal balance	294,481,503	406,407,323
Unrealized gain	8,295,324	16,365,095

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Years Ended December 31
	2021	2020
Loan fees	$37,723,433	$43,432,532
Interest income	9,385,469	10,628,581
Secondary gains	230,417,029	231,759,342
Change in fair value of loan commitments	(3,113,095)	7,637,377
Change in fair value of loans held for sale	(8,783,376)	10,413,492
Provision for loan loss reserve	(2,211,230)	(4,938,214)
Mortgage fee income	$263,418,230	$298,933,110

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

3) Loans Held for Sale (Continued)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	December 31
	2021	2020
Balance, beginning of period	$20,583,618	$4,046,288
Provision for current loan originations (1)	2,211,230	4,938,214
Additional provision for loan loss reserve	-	16,506,030
Charge-offs, net of recaptured amounts	(20,347,709)	(4,906,914)
Balance, at December 31	$2,447,139	$20,583,618

(1)	Included in Mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the year ended December 31, 2021, $2,211,230 in reserves were added at a rate of 3.9 basis points per loan, the equivalent of $390 per $1,000,000 in loans originated. This is a decrease over the year ended December 31, 2020, when $4,938,214 in reserves were added at a rate of 8.9 basis points per loan originated, the equivalent of $890 per $1,000,000 in loans originated. The Company also increased its loan loss reserve for the year ended December 31, 2020 by an additional $16,506,030 to account for changes in estimates specific to settlements of loan losses. See Note 10 for additional information regarding mortgage loan loss settlements. The unique nature of COVID-19 creates significant difficulty for forecasting potential future losses. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of December 31, 2021, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

4) Receivables

Receivables consist of the following:

	December 31
	2021	2020
Trade contracts	$5,298,636	$4,119,988
Receivables from sales agents	2,360,807	2,677,774
Other	12,457,398	5,786,827
Total receivables	20,116,841	12,584,589
Allowance for doubtful accounts	(1,800,725)	(1,685,382)
Net receivables	$18,316,116	$10,899,207

5) Value of Business Acquired, Intangible Assets and Goodwill

Information with regard to value of business acquired was as follows:

	December 31
	2021	2020
Balance at beginning of year	$8,955,249	$9,876,647
Value of business acquired	586,840	-
Imputed interest at 7% included in earnings	613,028	670,565
Amortization included in earnings	(1,728,157)	(1,457,390)
Shadow amortization included in other comprehensive income	(5,528)	(134,573)
Net amortization	(1,120,657)	(921,398)
Balance at end of year	$8,421,432	$8,955,249

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,059,000, $972,000, $893,000, $810,000, and $753,000 for the years 2022 through 2027 . Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2021, value of business acquired is being amortized over a weighted average life of 5.9 years.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

5) Value of Business Acquired, Intangible Assets and Goodwill (Continued)

The carrying value of the Company’s intangible assets were as follows which is included in other assets:

		December 31
	Useful Life	2021	2020
Intangible asset - trade name (1)	15 years	$2,100,000	$-
Intangible asset - customer lists	15 years	890,000	890,000
Intangible asset - trade name (2)	15 years	610,000	610,000
Intangible assets - other (1)	15 years	210,000	-
Less accumulated amortization		(297,333)	(197,334)
Balance at end of year		$3,512,667	$1,302,666

(1)	See Note 20 regarding the acquisition of Rivera Funerals, Cremations and Memorial Gardens
(2)	Kilpatrick Life

Information regarding goodwill by segment was as follows:

	Life Insurance	Cemetery/ Mortuary		Total
Balance at January 1, 2020:
Goodwill	$2,765,570	$754,018		$3,519,588
Accumulated impairment	-	-		-
Total goodwill, net	2,765,570	754,018		3,519,588

Acquisition	-	-		-

Balance at December 31, 2020:
Goodwill	2,765,570	754,018		3,519,588
Accumulated impairment	-	-		-
Total goodwill, net	2,765,570	754,018		3,519,588

Acquisition	-	1,734,195	(1)	1,734,195

Balance at December 31, 2021:
Goodwill	2,765,570	2,488,213		5,253,783
Accumulated impairment	-	-		-
Total goodwill, net	$2,765,570	$2,488,213		$5,253,783

(1)	See Note 20 regarding the acquisition of Rivera Funerals, Cremations and Memorial Gardens and Holbrook Mortuary

Goodwill is not amortized but is tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill for the years ended December 31, 2021 and 2020.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

6) Property and Equipment

Property and equipment is summarized below:

	December 31
	2021	2020
Land and buildings	$16,532,593	$11,972,802
Furniture and equipment	24,799,115	19,679,682
	41,331,708	31,652,484
Less accumulated depreciation	(19,814,110)	(19,179,139)
Total	$21,517,598	$12,473,345

Depreciation expense for the years ended December 31, 2021 and 2020 was $1,935,613 and $2,078,738, respectively. During 2021, the Company reclassified a building with a gross building cost of $3,640,755 with its associated accumulated depreciation of $532,074 from property and equipment to real estate held for investment. During 2020, the Company demolished a building with a gross building cost of $1,723,000 with its associated accumulated depreciation (net book value of $-0-) and transferred land with a cost of $1,516,700 to real estate held for investment to make way for phase 2 of the redevelopment and expansion of Center53. See Note 20 for additional information regarding property and equipment acquired through acquisitions.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

7) Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31
	2021	2020

4.27% fixed note payable in monthly installments of $53,881 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, paid in full December 2021.	-	633,890

Prime rate note payable in monthly installments of $75,108 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2024.	2,481,878	3,257,113

4.329% fixed note payable in monthly installments of $9,775 including principal and interest, collateralized by real property with a book value of approximately $3,103,000, due September 2025.	1,825,608	1,861,920

4.00% variable with LIBOR at a 1% floor and a spread at 3% rate construction loan collateralized by real property with a book value of approximately $64,730,000, due March 2024.	34,547,181	-

2.5% above the monthly LIBOR rate plus 1/16th of the monthly LIBOR rate construction loan payable in monthly principal payments of $113,000 plus interest, collateralized by real property with a book value of approximately $49,118,000, paid in full March 2021.	-	35,091,364

3.30% fixed note payable in monthly installments of $179,562 including principal and interest, collateralized by real property with a book value of approximately $49,118,000, due April 2051.	40,090,359	-

4.7865% fixed interest only note payable in monthly installments, collateralized by real property with a book value of approximately $17,301,000, due June 2028.	9,200,000	9,200,000

1 month LIBOR rate plus 2.1% loan purchase agreement with a warehouse line availability of $100,000,000, matures June 2022.	66,305,025	116,598,834

1 month LIBOR rate plus 2% loan purchase agreement with a warehouse line availability of $100,000,000, matures August 2022.	50,555,909	68,766,572

1 month LIBOR rate plus 2.15% loan purchase agreement with a warehouse line availability of $75,000,000, matures May 2022.	43,196,986	60,715,374

1 month LIBOR rate plus 2.0% loan purchase agreement with a warehouse line availability of $100,000,000, matures June 2022.	1,764,386	-

1 month LIBOR rate plus 2.5% loan purchase agreement with a warehouse line availability of $5,000,000, matured August 2021.	-	317,582

Other short-term borrowings (1)	1,250,000	1,250,000

Finance lease liabilities	62,767	104,951

Other loans payable	6,828	26,768
Total bank and other loans	251,286,927	297,824,368

Less current installments	164,747,672	284,250,996
Bank and other loans, excluding current installments	$86,539,255	$13,573,372

(1)	Revolving Line of Credit

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Federal Home Loan Bank of Des Moines

At December 31, 2021, the amount available for borrowings from the FHLB of Des Moines was approximately $19,259,722, compared with $39,102,336 at December 31, 2020. United States Treasury fixed maturity securities with an estimated fair value of $20,244,900 at December 31, 2021 have been pledged at the FHLB of Des Moines as collateral for current and potential borrowings compared with $40,729,400 at December 31, 2020. At December 31, 2021 and 2020, the Company had no outstanding FHLB borrowings. At December 31, 2021, the Company’s total investment in FHLB stock was $826,800 compared with $786,300 at December 31, 2020. The Company’s increased investment in FHLB stock was a result of its increase in short-term FHLB borrowings during 2021. At December 31, 2021, the Company was contingently liable under a standby letter of credit aggregating $443,758, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company’s captive insurance program.

Federal Home Loan Bank of Dallas

At December 31, 2021, the amount available for borrowings from the FHLB of Dallas was approximately $7,794,625, compared with $-0- at December 31, 2020. Mortgage-Backed fixed maturity securities with an estimated fair value of $8,774,352 at December 31, 2021 have been pledged at the FHLB of Dallas as collateral for current and potential borrowings compared with $-0- at December 31, 2020. At December 31, 2021 and 2020, the Company had no outstanding FHLB borrowings. At December 31, 2021, the Company’s total investment in FHLB stock was $1,720,300 compared with $1,720,300 at December 31, 2020.

Revolving Lines of Credit

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75%, secured by the capital stock of Security National Life and maturing December 31, 2022, renewable annually. At December 31, 2021, the Company was contingently liable under standby letters of credit aggregating $941,711, to be used as collateral for residential subdivision land developments. The standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2021, there were no amounts outstanding under the revolving line-of-credit.

The Company also has a $2,500,000 revolving line-of-credit with a bank with interest payable at the overnight LIBOR rate plus 2.25% maturing December 31, 2022. As of December 31, 2021, there was $1,250,000 outstanding under the revolving line-of-credit.

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

Years Ended December 31, 2021 and 2020

7) Bank and Other Loans Payable (Continued)

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

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with Comerica Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $75,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2.15% and matures on May 27, 2022. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

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

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of December 31, 2021, the Company was in compliance with all debt covenants.

The following tabulation shows the combined maturities of bank and other loans payable:

2022	$164,747,672
2023	1,745,541
2024	36,333,278
2025	2,512,683
2026	735,981
Thereafter	45,211,772
Total	$251,286,927

Interest expense in 2021 and 2020 was $7,127,516 and $8,578,810, respectively. Interest paid in 2021 and 2020 was $7,290,867 and $8,385,270, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

The components of the cemetery perpetual care investments and obligation are as follows:

	December 31
	2021	2020
Cash and cash equivalents	$1,059,519	$402,913
Fixed maturity securities, available for sale, at estimated fair value	784,765	747,767
Equity securities, at estimated fair value	3,302,480	2,062,303
Participating interests in residential construction mortgage loans held for investment with Security National Life	1,823,533	1,468,600
Real estate held for investment	865,424	1,731,584
Total cemetery perpetual care trust investments	7,835,721	6,413,167
Cemetery perpetual care obligation	(4,915,285)	(4,087,704)
Trust investments in excess of trust obligations	$2,920,436	$2,325,463

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Restricted assets are summarized as follows:

	December 31
	2021	2020
Cash and cash equivalents (1)	$9,000,293	$8,842,744
Fixed maturity securities, available for sale, at estimated fair value	1,601,688	1,473,637
Equity securities, at estimated fair value	3,603,822	2,515,778
Participating interests in mortgage loans held for investment with Security National Life	2,732,319	3,317,877
Total	$16,938,122	$16,150,036

(1)	Including cash and cash equivalents of $7,869,295 and $852,499 as of December 31, 2021 and 2020, respectively, for the life insurance and mortgage segments.

A surplus note receivable in the amount of $4,000,000 at December 31, 2021 and 2020, from Security National Life, was eliminated in consolidation.

See Notes 1 and 17 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

9) Income Taxes

The Company’s income tax liability is summarized as follows:

	December 31
	2021	2020
Current	$(1,558,687)	$2,595,877
Deferred	32,594,783	22,662,923
Total	$31,036,096	$25,258,800

Significant components of the Company’s deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2021	2020
Assets
Future policy benefits	$(13,015,255)	$(12,657,045)
Loan loss reserve	(636,256)	(5,352,942)
Unearned premium	(642,755)	(699,011)
Net operating loss	(898,029)	(334,085)
Deferred compensation	(2,750,406)	(2,833,298)
Deposit obligations	(635,878)	(610,041)
Other	(1,712,895)	(1,269,533)
Less: Valuation allowance	882,535	961,920
Total deferred tax assets	(19,408,939)	(22,794,035)

Liabilities
Deferred policy acquisition costs	17,166,200	16,430,001
Basis difference in property, equipment and real estate	9,247,242	5,312,787
Value of business acquired	1,768,501	1,880,602
Deferred gains	15,598,360	12,124,226
Trusts	1,064,387	1,064,387
Tax on unrealized appreciation	7,159,032	8,644,955
Total deferred tax liabilities	52,003,722	45,456,958
Net deferred tax liability	$32,594,783	$22,662,923

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

9) Income Taxes (Continued)

The Company’s income tax expense is summarized as follows:

	December 31
	2021	2020
Current
Federal	$629,921	$10,678,612
State	343,428	2,320,233
	973,349	12,998,845

Deferred
Federal	9,832,556	2,677,943
State	1,475,880	176,726
	11,308,436	2,854,669
Total	$12,281,785	$15,853,514

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	December 31
	2021	2020
Computed expense at statutory rate	$10,878,163	$15,004,527
State tax expense, net of federal tax benefit	1,437,255	1,972,598
Change in valuation allowance	(79,385)	(1,477,474)
Other, net	45,752	353,863
Income tax expense	$12,281,785	$15,853,514

The Company’s overall effective tax rate for the years ended December 31, 2021 and 2020 was 23.7% and 22.2% respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes and a decrease to the valuation allowance. The increase in the effective tax rate when compared to the prior year is partially due to a smaller decrease to the valuation allowance in the current period when compared to the prior period year.

At December 31, 2021, the Company had no significant unrecognized tax benefits. As of December 31, 2021, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2018 through 2021 are subject to examination by taxing authorities.

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2022	$-
2023	-
2024	-
2025	-
2026	-
Thereafter up through 2037	1,237,784
Indefinite carryforwards	2,742,661
$3,980,445

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

10) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2021 and 2020. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $129,000,000 and approximately $96,000,000 at December 31, 2021 and 2020, respectively. See Financial Statement Schedule IV for information regarding premiums for direct business, reinsurance assumed and reinsurance ceded.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that its reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2021 and 2020, the balances were $2,447,000 and $20,584,000, respectively. The Company believes that the loan loss reserve as of December 31, 2021, represents its best estimate for adequate loss reserves on loans sold.

Mortgage Loan Loss Litigation

Settlement Agreement and Mutual Release with Lehman Brothers Holdings Inc.

From 2004 to early 2008, SecurityNational Mortgage Company (“SecurityNational Mortgage”), a wholly owned subsidiary of the Company, originated “limited documentation” or “reduced documentation” loans which were sold to certain affiliates of Lehman Brothers Holdings Inc. (“Lehman Holdings”). Certain of these loans became the subject of disputes between SecurityNational Mortgage and Lehman Holdings and certain Lehman Holdings affiliates. Lehman Holdings filed a Petition for Relief under Chapter 11 of the United States Bankruptcy Code in 2008. In May of 2011, SecurityNational Mortgage filed a complaint in U.S. District Court against certain Lehman Holdings affiliates. In June of 2011, Lehman Holdings filed a complaint in Federal District Court against SecurityNational Mortgage, both the complaint filed in May 2011 and that filed in June 2011 were later resolved. In 2016, certain other pending loan disputes between SecurityNational Mortgage and Lehman Holdings became the subject of an unsuccessful, non-binding alternate dispute resolution mediation proceeding.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

10) Reinsurance, Commitments and Contingencies (Continued)

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

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2021, the Company’s commitments were approximately $329,903,000, for these loans of which $179,674,000 had been funded. The Company advances funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.50% to 8.00% per annum. Maturities range between six and eighteen months.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

11) Retirement Plans

The Company and its subsidiaries had a noncontributory Employee Stock Ownership Plan (“ESOP”) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for the years ended December 31, 2021 and 2020. On November 25, 2019, the Company distributed a notice of intent to terminate the ESOP Plan to all current plan participants. The Company also filed Form 5310 application for determination for terminating plan, with the IRS on December 6, 2019. As of the 4th quarter of 2020, the Company began to distribute the ESOP Plan assets to participants that had made a distribution election. The Company received approval of its application from the IRS and distributed all the remaining ESOP Plan assets to the participants during 2021.

The Company has three 401(k) savings plans covering all eligible employees which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $19,500 and $19,500 for the years 2021 and 2020, respectively or the statutory limits. Beginning in January 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for the years ended December 31, 2021 and 2020 was $2,820,315 and $1,690,568, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2021 and 2020.

Effective December 4, 2018, the Board members approved a motion to extend the Chief Executive Officer’s employment agreement, dated December 4, 2012, for an additional four-year term ending December 2022. In the event of disability, the Chief Executive Officer’s salary would be continued for up to five years at 75% of its current level of compensation. In the event of a sale or merger of the Company and the Chief Executive Officer is not retained in his current position, the Company would be obligated to continue paying the Chief Executive Officer’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that the Chief Executive Officer is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that the Chief Executive Officer dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $900,000 and $900,000 during the years ended December 31, 2021 and 2020, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $7,556,363 and $6,656,363 as of December 31, 2021 and 2020, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

11) Retirement Plans (Continued)

The Company, through its wholly owned subsidiary, SecurityNational Mortgage, also has an employment agreement with its former Vice President of Mortgage Operations and President of SecurityNational Mortgage, who retired from the Company on December 31, 2015. Under the terms of the employment agreement, this individual is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments are paid monthly during the ten-year period. In the event that this individual dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The company paid $133,843 and $133,843 in retirement compensation to this individual during the years ended December 31, 2021 and 2020, respectively. The liability accrued was $535,370 and $669,212 as of December 31, 2021 and 2020, respectively and is included in Other liabilities and accrued expenses on the consolidated balance sheets.

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

Stockholders of both Class A and Class C common stock have received 5% stock dividends in the years 1990 through 2019, a 7.5% stock dividend in the year 2020, and a 5% stock dividend in the year 2021, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2019	16,107,779	2,500,887

Exercise of stock options	68,970	130,820
Stock dividends	405,210	61,720
Conversion of Class C to Class A	13,824	(13,824)

Outstanding shares at December 31, 2020	16,595,783	2,679,603

Exercise of stock options	160,282	104,656
Stock dividends	837,410	131,553
Conversion of Class C to Class A	49,247	(49,247)

Outstanding shares at December 31, 2021	17,642,722	2,866,565

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

12) Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Years Ended December 31
	2021	2020
Numerator:
Net earnings	$39,518,990	$55,596,613

Denominator:
Denominator for basic earnings per share-weighted-average shares	20,154,878	19,788,984

Effect of dilutive securities
Employee stock options	774,206	465,423
Dilutive potential common shares	774,206	465,423

Denominator for diluted earnings per share-adjusted weighted-average
shares and assumed conversions	20,929,084	20,254,407

Basic earnings per share	$1.96	$2.81
Diluted earnings per share	$1.89	$2.74

For the years ended December 31, 2021 and 2020, there were 50,000 and -0- of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

13) Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $118,384 and $358,878 has been recognized under these plans for the years ended December 31, 2021 and 2020, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2021, the total unrecognized compensation expense related to the options issued was $875,735, which is expected to be recognized over the vesting period of one year.

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

The following table summarizes the assumptions used in estimating the fair value of each option granted along with the weighted-average fair value of the options granted.

			Assumptions
Grant Date	Plan	Weighted-Average Fair Value of Each Option	Expected Dividend Yield (1)	Underlying stock FMV	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (years)
December 3, 2021	All Plans	$2.99	5%	$8.62	36.50%	1.15%	5.31

March 27, 2020	All Plans	$0.65	5%	$3.76	32.29%	1.64%	4.82

(1)	Stock dividend

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

13) Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	1,086,053	$4.20	594,132	$5.10
Adjustment for the effect of stock dividends	27,968		19,354
Granted	77,000		180,000
Exercised	(116,487)		(130,820)
Cancelled	(1,671)		-

Outstanding at December 31, 2020	1,072,863	$4.12	662,666	$4.50
Adjustment for the effect of stock dividends	47,594		33,136
Granted	89,500		230,000
Exercised	(183,935)		(104,656)
Cancelled	(1,671)		-

Outstanding at December 31, 2021	1,024,351	$4.61	821,146	$5.48

Exercisable at end of year	934,851	$4.23	591,146	$4.26

Available options for future grant	232,376		16,689

Weighted average contractual term of options outstanding at December 31, 2021	4.54 years		7.24 years

Weighted average contractual term of options exercisable at December 31, 2021	4.03 years		6.62 years

Aggregated intrinsic value of options outstanding at December 31, 2021 (1)	$4,700,708		$3,009,168

Aggregated intrinsic value of options exercisable at December 31, 2021 (1)	$4,648,798		$2,918,768

(1)	The Company used a stock price of $9.20 as of December 31, 2021 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2021 and 2020 was $1,153,417 and $663,901, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

The states in which the Company’s life insurance subsidiaries are domiciled require the preparation of statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Statutory Net Income		Statutory Capital and Surplus
	Years Ended December 31		December 31
	2021	2020	2021	2020
Amounts by insurance subsidiary:
Security National Life Insurance Company	$5,552,116	$6,054,764	$57,424,808	$53,089,185
Kilpatrick Life Insurance Company	1,312,718	1,574,128	15,566,231	15,177,996
First Guaranty Insurance Company	624,550	790,221	7,734,357	7,045,644
Memorial Insurance Company of America	37	55	-	1,088,034
Southern Security Life Insurance Company, Inc.	275	183	1,578,225	1,581,647
Trans-Western Life Insurance Company	(2,089)	(1,527)	508,547	510,636
Total	$7,487,607	$8,417,824	$82,812,168	$78,493,142

The Utah, Louisiana, Mississippi and Texas Insurance Departments impose minimum risk-based capital (RBC) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries each have a ratio that is greater than the first level of regulatory action as of December 31, 2021.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

14) Statutory Financial Information and Dividend Limitations (Continued)

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. Security National Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Utah law and Security National Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Utah Commissioner and the Utah Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on Security National Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2021, the maximum aggregate amount of dividends and distributions that it could pay or make in 2022 and which would not constitute an “extraordinary” dividend or distribution under Utah law, and would therefore not require notice and approval or lack of disproval from the Utah Commissioner, would be approximately $5,054,000.

Under the Louisiana Insurance Code, First Guaranty Insurance Company and Kilpatrick Life Insurance Company are permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. First Guaranty Insurance Company and Kilpatrick Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Louisiana law and First Guaranty Insurance Company and Kilpatrick Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Louisiana Commissioner and the Louisiana Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on First Guaranty Insurance Company’s and Kilpatrick Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2021, the maximum aggregate amount of dividends and distributions that it could pay or make in 2022 and which would not constitute an “extraordinary” dividend or distribution under Louisiana law, and would therefore not require notice and approval or lack of disproval from the Louisiana Commissioner, would be approximately $605,000 for First Guaranty Insurance Company and $950,000 for Kilpatrick Life Insurance Company.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

15) Business Segment Information (Continued)

	Year Ended December 31, 2021
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$100,254,573	$23,997,313	$263,418,230	-	$387,670,116
Net investment income	56,091,725	1,653,940	519,018	-	58,264,683
Gains on investments and other assets	4,554,528	1,511,965	198,641	-	6,265,134
Other than temporary impairments	(39,502)	-	-	-	(39,502)
Other revenues	2,152,531	100,255	16,282,325	-	18,535,111
Intersegment revenues:
Net investment income	7,569,875	314,001	599,115	(8,482,991)	-
Total revenues	170,583,730	27,577,474	281,017,329	(8,482,991)	470,695,542
Expenses:
Death, surrenders and other policy benefits	67,218,455	-	-	-	67,218,455
Increase in future policy benefits	26,263,312	-	-	-	26,263,312
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	15,611,374	531,596	-	-	16,142,970
Selling, general and administrative expenses:
Commissions	3,514,498	1,917,899	112,854,072	-	118,286,469
Personnel	25,009,096	6,850,617	68,880,448	-	100,740,161
Advertising	1,160,640	570,924	4,894,854	-	6,626,418
Rent and rent related	733,726	109,318	6,399,243	-	7,242,287
Depreciation on property and equipment	806,543	479,005	650,065	-	1,935,613
Provision for loan loss reserve	-	-	-	-	-
Cost related to funding mortgage loans	-	-	10,541,570	-	10,541,570
Intersegment	497,113	113,062	671,107	(1,281,282)	-
Other	12,075,374	5,224,178	35,766,430	-	53,065,982
Interest expense:
Intersegment	392,003	97,195	6,712,511	(7,201,709)	-
Other	2,328,868	54,620	4,744,028	-	7,127,516
Costs of goods and services sold-mortuaries and cemeteries	-	3,704,014	-	-	3,704,014
Total benefits and expenses	155,611,002	19,652,428	252,114,328	(8,482,991)	418,894,767
Earnings before income taxes	$14,972,728	$7,925,046	$28,903,001	$-	$51,800,775
Income tax benefit (expense)	(2,943,715)	(1,975,787)	(7,362,283)	-	(12,281,785)
Net earnings	$12,029,013	$5,949,259	$21,540,718	$-	$39,518,990

Identifiable assets	$1,236,406,557	$73,432,116	$328,600,841	$(96,099,992)	$1,542,339,522

Goodwill	$2,765,570	$2,488,213	$-	$-	$5,253,783

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

15) Business Segment Information (Continued)

	Year Ended December 31, 2020
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$93,020,617	$20,307,435	$298,933,110	$-	$412,261,162
Net investment income	54,811,486	807,695	710,622	-	56,329,803
Gains on investments and other assets	2,088,541	(162,652)	(39)	-	1,925,850
Other than temporary impairments	(370,975)	-	-	-	(370,975)
Other revenues	1,491,585	94,349	9,731,548	-	11,317,482
Intersegment revenues:
Net investment income	8,022,503	351,505	716,240	(9,090,248)	-
Total revenues	159,063,757	21,398,332	310,091,481	(9,090,248)	481,463,322
Expenses:
Death, surrenders and other policy benefits	62,841,360	-	-	-	62,841,360
Increase in future policy benefits	23,568,650	-	-	-	23,568,650
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	13,618,204	689,221	-	-	14,307,425
Selling, general and administrative expenses:
Commissions	4,149,241	1,506,320	118,770,736	-	124,426,297
Personnel	25,449,100	5,669,367	53,871,504	-	84,989,971
Advertising	614,114	391,836	4,374,946	-	5,380,896
Rent and rent related	861,602	89,253	5,922,706	-	6,873,561
Depreciation on property and equipment	843,335	488,570	746,833	-	2,078,738
Provision for loan loss reserve	-	-	16,506,030	-	16,506,030
Cost related to funding mortgage loans	-	-	9,877,700	-	9,877,700
Intersegment	621,161	142,999	580,976	(1,345,136)	-
Other	11,808,818	4,417,805	31,104,479	-	47,331,102
Interest expense:
Intersegment	410,024	152,175	7,182,913	(7,745,112)	-
Other	2,354,760	198,968	6,025,082	-	8,578,810
Costs of goods and services sold-mortuaries and cemeteries	-	3,252,655	-	-	3,252,655
Total benefits and expenses	147,140,369	16,999,169	254,963,905	(9,090,248)	410,013,195
Earnings before income taxes	$11,923,388	$4,399,163	$55,127,576	$-	$71,450,127
Income tax benefit (expense)	(1,433,901)	(1,009,137)	(13,410,476)	-	(15,853,514)
Net earnings	$10,489,487	$3,390,026	$41,717,100	$-	$55,596,613

Identifiable assets	$1,171,158,235	$56,335,498	$408,325,196	$(90,398,039)	$1,545,420,890

Goodwill	$2,765,570	$754,018	$-	$-	$3,519,588

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

16) Related Party Transactions

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company. The Company and its Board of Directors is unaware of any related party transactions that require disclosure as of December 31, 2021.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

17) Fair Value of Financial Instruments (Continued)

Restricted Assets: A portion of these assets include mutual funds, equity securities and fixed maturity securities available for sale that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents and participations in mortgage loans. The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature.

Cemetery Perpetual Care Trust Investments: A portion of these assets include equity securities and fixed maturity securities available for sale that have quoted market prices that are used to determine fair value. Also included are cash and cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair values due to their short-term nature

Call and Put Options: The Company uses quoted market prices to value its call and put options.

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

It should be noted that for replacement cost, when determining the fair value of real estate held for investment, the Company uses a provider of building cost information to the real estate construction industry. For the investment analysis, the Company used market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company also considers area comparable properties and property condition when determining fair value.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

17) Fair Value of Financial Instruments (Continued)

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$259,287,603	$-	$257,264,255	$2,023,348
Equity securities	11,596,414	11,596,414	-	-
Loans held for sale	302,776,827	-	-	302,776,827
Restricted assets (1)	1,601,688	-	1,601,688	-
Restricted assets (2)	3,603,822	3,603,822	-	-
Cemetery perpetual care trust investments (1)	784,765	-	784,765	-
Cemetery perpetual care trust investments (2)	3,302,480	3,302,480	-	-
Derivatives - loan commitments (3)	8,563,410	-	-	8,563,410
Total assets accounted for at fair value on a recurring basis	$591,517,009	$18,502,716	$259,650,708	$313,363,585

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(50,936)	$(50,936)	$-	$-
Derivatives - put options (4)	(4,493)	(4,493)	-	-
Derivatives - loan commitments (4)	(1,547,895)	-	-	(1,547,895)
Total liabilities accounted for at fair value on a recurring basis	$(1,603,324)	$(55,429)	$-	$(1,547,895)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2021	Technique	Input(s)	Value	Value	Average
Loans held for sale	$302,776,827	Market approach	Investor contract pricing as a percentage of unpaid principal balance	95.0%	109.0%	103.0%

Derivatives - loan commitments (net)	7,015,515	Market approach	Pull-through rate	66.0%	95.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	148 bps	61 bps

Fixed maturity securities available for sale	2,023,348	Broker quotes	Pricing quotes	$96.87	$111.11	$106.73

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

17) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2020	Technique	Input(s)	Value	Value	Average
Loans held for sale	$422,772,418	Market approach	Investor contract pricing as a percentage of unpaid principal balance	99.0%	110.0%	104.0%

Derivatives - loan commitments (net)	10,128,610	Market approach	Pull-through rate	52.0%	92.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	184 bps	58 bps

Fixed maturity securities available for sale	2,201,175	Broker quotes	Pricing quotes	$90.83	$119.33	$113.47

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2020	$10,128,610		$422,772,418	$2,201,175
Originations/purchases	-		5,611,189,587	-
Sales, maturities and paydowns	-		(5,900,076,766)	(45,700)
Transfer to mortgage loans held for investment	-		(201,951)	-
Total gains (losses):
Included in earnings	(3,113,095	)(1)	169,093,539 (1)	3,674 (2)
Included in other comprehensive income	-		-	(135,801)

Balance - December 31, 2021	$7,015,515		$302,776,827	$2,023,348

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2019	$2,491,233		$213,457,632	$3,216,382
Originations/purchases	-		5,627,013,749	-
Sales, maturities and paydowns	-		(5,600,045,285)	(1,042,400)
Transfer to mortgage loans held for investment	-		(16,960,549)	-
Total gains (losses):
Included in earnings	7,637,377	(1)	199,306,871 (1)	3,408	(2)
Included in other comprehensive income	-		-	23,785

Balance - December 31, 2020	$10,128,610		$422,772,418	$2,201,175

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

17) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2021.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$851,903	$-	$-	$851,903
Impaired real estate held for sale	2,000,000	-	-	2,000,000
Total assets accounted for at fair value on a nonrecurring basis	$2,851,903	$-	$-	$2,851,903

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

Years Ended December 31, 2021 and 2020

17) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2021 and 2020.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2021:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$51,396,172	$-	$-	$55,159,167	$55,159,167
Residential construction	174,691,408	-	-	174,691,408	174,691,408
Commercial	51,218,466	-	-	51,008,709	51,008,709
Mortgage loans held for investment, net	$277,306,046	$-	$-	$280,859,284	$280,859,284
Policy loans	13,478,214	-	-	13,478,214	13,478,214
Insurance assignments, net (1)	46,946,590	-	-	46,946,590	46,946,590
Restricted assets (2)	2,732,320	-	-	2,732,320	2,732,320
Cemetery perpetual care trust investments (2)	1,823,533	-	-	1,823,533	1,823,533
Mortgage servicing rights, net	53,060,455	-	-	68,811,809	68,811,809

Liabilities
Bank and other loans payable	$(251,286,927)	$-	$-	$(251,286,927)	$(251,286,927)
Policyholder account balances (3)	(42,939,055)	-	-	(35,855,934)	(35,855,934)
Future policy benefits - annuities (3)	(107,992,830)	-	-	(116,215,717)	(116,215,717)

(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Residential — The estimated fair value of mortgage loans is determined through a combination of discounted cash flows (estimating expected future cash flows of payments and discounting them using current interest rates from single family mortgages) and considering pricing of similar loans that were sold recently.

Residential Construction — These loans are primarily short in maturity. Accordingly, the estimated fair value is determined to be the carrying value.

Commercial — The estimated fair value is determined by estimating expected future cash flows of payments and discounting them using current interest rates for commercial mortgages.

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

Years Ended December 31, 2021 and 2020

17) Fair Value of Financial Instruments (Continued)

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

18) Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2021	2020

Unrealized gains on fixed maturity securities available for sale	$(7,323,241)	$12,016,464
Amounts reclassified into net earnings	805,510	(2,772)
Net unrealized gains before taxes	(6,517,731)	12,013,692
Tax expense	1,368,721	(2,522,876)
Net	(5,149,010)	9,490,816
Unrealized gains on restricted assets (1)	(23,250)	41,225
Tax expense	5,792	(10,269)
Net	(17,458)	30,956
Unrealized gains on cemetery perpetual care trust investments (1)	(11,114)	(6,817)
Tax expense	2,769	1,698
Net	(8,345)	(5,119)
Unrealized gains for foreign currency translations adjustments	2,835	(46)
Tax expense	(707)	12
Net	2,128	(34)
Other comprehensive income changes	$(5,172,685)	$9,516,619

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

18) Accumulated Other Comprehensive Income (Continued)

The following is the accumulated balances of other comprehensive income as of December 31, 2021:

	Beginning Balance December 31, 2020	Change for the period	Ending Balance December 31, 2021
Unrealized gains (losses) on fixed maturity securities available for sale	$23,170,275	$(5,149,010)	$18,021,265
Unrealized gains (losses) on restricted assets (1)	57,650	(17,458)	40,192
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	17,336	(8,345)	8,991
Foreign currency translation adjustments	(2,128)	2,128	-
Other comprehensive income	$23,243,133	$(5,172,685)	$18,070,448

(1)	Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income as of December 31, 2020:

	Beginning Balance December 31, 2019	Change for the period	Ending Balance December 31, 2020
Unrealized gains on fixed maturity securities available for sale	$13,679,459	$9,490,816	$23,170,275
Unrealized gains on restricted assets (1)	26,694	30,956	57,650
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	22,455	(5,119)	17,336
Foreign currency translation adjustments	(2,094)	(34)	(2,128)
Other comprehensive income	$13,726,514	$9,516,619	$23,243,133

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

19) Derivative Instruments

The following table shows the fair value and notional amounts of derivative instruments.

		December 31, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$862,568,967	$8,563,410	$1,547,895	$659,245,038	$12,592,672	$2,464,062
Call options	Other liabilities	982,500	—	50,936	1,873,200	—	43,097
Put options	Other liabilities	362,900	—	4,493	—	—	—
Total		$863,914,367	$8,563,410	$1,603,324	$661,118,238	$12,592,672	$2,507,159

The following table presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Years ended December 31
Derivative	Classification	2021	2020
Loan commitments	Mortgage fee income	$(3,113,095)	$7,637,377

Call and put options	Gains on investments and other assets	$160,410	$272,758

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

20) Acquisitions

Rivera Funerals, Cremations and Memorial Gardens

On December 21, 2021, the Company, through its wholly-owned subsidiary, Memorial Estates Inc., completed a business combination transaction with Rivera Funerals, Cremations and Memorial Gardens. The mortuaries and cemetery are located in New Mexico.

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated December 21, 2021, Memorial Estates Inc. paid a net purchase price of $10,693,395 for the business and assets of Rivera Funerals, Cremations and Memorial Gardens, subject to holdback amounts held by Memorial Estates, Inc. in the total amount of $1,120,000. Pursuant to the Asset Purchase Agreement, Memorial Estates, Inc. is to use $70,000 of the holdback amount to pay, perform and discharge when due, trade accounts payable of Rivera Funerals, Cremations and Memorial Gardens to third parties that remained unpaid. Unapplied portions of the remaining $1,050,000 holdback amount are to be released and paid by Memorial Estates Inc. in annual payments of up to $105,000 each, beginning on the first anniversary date of the closing date and continuing thereafter on the anniversary dates of the closing date.

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows:

Restricted assets (1)	$618,006
Property and equipment (2)	6,255,836
Cemetery land and improvements	658,280
Goodwill	1,338,763
Other (3)	2,440,516
Total assets acquired	11,311,401

Cemetery perpetual care obligation	(618,006)
Other liabilities - holdback	(1,120,000)
Total liabilities assumed	(1,738,006)
Fair value of net assets acquired/consideration paid	$9,573,395

(1)	Includes $39,000 of cash and $579,006 of fixed maturity securities, available for sale, at estimated fair value which is a Level 2 asset in the fair value hierarchy

(2)	At estimated fair value which is a Level 3 asset in the fair value hierarchy

(3)	Including $2,310,000 of intangible assets

Rivera Funerals, Cremations and Memorial Gardens revenues and net earnings since the date of acquisition for the year ended December 31, 2021 were $137,386 and $14,892, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

20) Acquisitions (Continued)

Holbrook Mortuary

On December 28, 2021, the Company, through its wholly-owned subsidiary, Memorial Mortuary Inc., completed a business combination transaction with Holbrook Mortuary located in Salt Lake City, Utah.

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated December 28, 2021, Memorial Mortuary Inc. paid a net purchase price of $3,051,747 for the business and assets of Holbrook Mortuary.

The estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows:

Property and equipment (1)	$2,641,210
Goodwill	395,432
Other	15,105
Total assets acquired	3,051,747

Fair value of net assets acquired/consideration paid	$3,051,747

(1)	At estimated fair value which is a Level 3 asset in the fair value hierarchy

Holbrook Mortuary’s revenues and net loss since the date of acquisition for the year ended December 31, 2021 were $-0- and $(98,531), respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

21) Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table presents the MSR activity.

	December 31
	2021	2020
Amortized cost:
Balance before valuation allowance at beginning of year	$35,210,516	$17,155,529
MSR additions resulting from loan sales	32,701,819	29,896,465
Amortization (1)	(14,851,880)	(11,841,478)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$53,060,455	$35,210,516

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$53,060,455	$35,210,516

Estimated fair value of MSRs at year end	$68,811,809	$38,702,358

(1)	Included in other expenses on the consolidated statements of earnings

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2021 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2022	$7,341,097
2023	6,020,240
2024	5,263,053
2025	4,583,231
2026	4,008,838
Thereafter	25,843,996
Total	$53,060,455

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

21) Mortgage Servicing Rights (Continued)

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings.

	Years Ended December 31
	2021	2020
Contractual servicing fees	$15,471,307	$8,940,612
Late fees	321,337	305,962
Total	$15,792,644	$9,246,574

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	December 31
	2021	2020
Servicing UPB	$7,060,536,350	$5,070,287,864

The following key assumptions were used in determining MSR value.

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2021	11.60	6.64	9.50
December 31, 2020	15.60	5.30	9.50

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

22) Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table provides information regarding future policy benefits and unpaid claims and the related receivable from reinsurers.

	December 31
	2021	2020
Life	$698,366,477	$674,230,463
Annuities	107,992,830	109,522,112
Policyholder account balances	42,939,055	44,026,809
Accident and health	629,302	651,140
Other policyholder funds	4,352,217	4,354,746
Reported but unpaid claims	4,887,934	8,689,723
Incurred but not reported claims	4,106,878	3,315,094

Gross future policy benefits and unpaid claims	$863,274,693	$844,790,087

Receivable from reinsurers

Life	10,482,428	10,841,567
Annuities	4,082,877	4,047,301
Accident and health	88,474	90,231
Reported but unpaid claims	177,829	571,057
Incurred but not reported claims	19,000	19,000

Total receivable from reinsurers	14,850,608	15,569,156

Net future policy benefits and unpaid claims	$848,424,085	$829,220,931

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

23) Revenues from Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

Contracts with Customers

Information about Performance Obligations and Contract Balances

The Company’s cemetery and mortuary segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled. The total contract liability for future obligations is included in deferred pre-need cemetery and mortuary contract revenues on the consolidated balance sheets and, as of December 31, 2021 and 2020, the balances were $14,508,022 and $13,080,179, respectively.

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred and the funds are placed in trust until the need arises, the merchandise is received or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. As of December 31, 2021 and 2020, the balances were $13,722,348 and $12,545,753, respectively.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from a manufacturer such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received. As of December 31, 2021 and 2020, the balances were $785,674 and $534,426, respectively. Deferred revenue for at-need specialty revenue is not placed in trust.

Deferred Pre-need Land Revenue: Deferred pre-need revenue and corresponding commissions are deferred until 10% of the funds are received from the customer through regular monthly payments. As of December 31, 2021 and 2020, the balances were $-0- and $-0-, respectively. Deferred pre-need land revenue is not placed in trust.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

23) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2021)	$4,119,988	$-	$13,080,179
Closing (12/31/2021)	5,298,636	-	14,508,022
Increase/(decrease)	1,178,648	-	1,427,843

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2020)	$2,778,879	$-	$12,607,978
Closing (12/31/2020)	4,119,988	-	13,080,179
Increase/(decrease)	1,341,109	-	472,201

(1)	Included in Receivables, net on the consolidated balance sheets

The following table disaggregates the opening and closing balances of the Company’s contract balances.

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$12,545,753
At-need specialty merchandise	-	534,426
Pre-need land sales	-	-
Opening (1/1/2021)	$-	$13,080,179

Pre-need merchandise and services	$-	$13,722,348
At-need specialty merchandise	-	785,674
Pre-need land sales	-	-
Closing (12/31/2021)	$-	$14,508,022

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$12,325,437
At-need specialty merchandise	-	282,541
Pre-need land sales	-	-
Opening (1/1/2020)	$-	$12,607,978

Pre-need merchandise and services	$-	$12,545,753
At-need specialty merchandise	-	534,426
Pre-need land sales	-	-
Closing (12/31/2020)	$-	$13,080,179

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

23) Revenues from Contracts with Customers (Continued)

The amount of revenue recognized for the years ended December 31, 2021 and 2020 that was included in the opening contract liability balance was $4,528,646 and $4,359,709, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Years Ended December 31
	2021	2020
Major goods/service lines
At-need	$16,220,541	$15,212,822
Pre-need	7,776,772	5,094,613
	$23,997,313	$20,307,435

Timing of Revenue Recognition
Goods transferred at a point in time	$16,793,439	$13,438,592
Services transferred at a point in time	7,203,874	6,868,843
	$23,997,313	$20,307,435

Significant Judgments and Estimates

The Company’s cemetery and mortuary segment recognizes revenue on future performance obligations when goods are delivered and when services are performed and is not determined by the terms or payments of the contract as long as any good or service is paid in full prior to delivery. Prices are determined based on the market at the time a contract is created. Goods or services are not partially completed. There are no significant judgements, estimations or allocation methods when revenue should be recognized.

Practical Expedients

The Company has not elected to use any of the practical expedients under ASC 606.

Contract Costs

The Company’s cemetery and mortuary segment defers certain costs associated with obtaining a contract on future obligations.

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

Years Ended December 31, 2021 and 2020

23) Revenues from Contracts with Customers (Continued)

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

	Years Ended December 31
	2021	2020
Pre-need merchandise and services	$3,688,579	$3,601,638
At-need specialty merchandise	29,688	5,302
Pre-need land sales	-	-
	$3,718,267	$3,606,940

24) Leases

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

Related Party Lease Transactions

The Company does not have any related party lease transactions that require disclosure as of December 31, 2021.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

24) Leases (Continued)

Short-term Leases

The Company made an accounting policy election not to apply the recognition requirements of ASC 842 to short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying assets that the lessee is reasonably certain to exercise.

Significant Judgments and Assumptions

The Company does not use any significant judgments or assumptions regarding the determination of whether a contract contains a lease; the allocation of the consideration in a contract between lease and nonlease components; or the determination of the discount rates for the leases. The following table presents the Company’s total lease cost recognized in earnings, amounts capitalized as right-of- use assets and cash flows from lease transactions.

	Years Ended December 31
	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$41,925	$58,576
Interest on lease liabilities (2)	4,713	7,341
Operating lease cost (3)	4,896,315	5,408,737
Short-term lease cost (3)(4)	167,551	222,311
Sublease income (3)	(275,038)	(394,758)
Total lease cost	$4,835,466	$5,302,207

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,697,819	$5,293,901
Operating cash flows from finance leases	4,713	7,341
Financing cash flows from finance leases	42,184	56,982

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,216,048	$5,631,193
Finance leases	-	8,494

Weighted-average remaining lease term (in years)
Finance leases	2.07	2.74
Operating leases	6.04	5.40

Weighted-average discount rate
Finance leases	5.74%	5.59%
Operating leases	4.14%	4.87%

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
(4)	Includes leases with a term of 12 months or less

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

24) Leases (Continued)

The following table presents the maturity analysis of the Company’s lease liabilities.

	Finance Leases	Operating Leases
Lease payments due in:
2022	$34,458	$4,109,174
2023	27,220	3,340,343
2024	4,354	2,707,152
2025	692	1,809,667
2026	-	1,414,296
Thereafter	-	2,449,017
Total undiscounted lease payments	66,724	15,829,649
Less: Discount on cash flows	(3,957)	(2,889,958)
Present value of lease liabilities	$62,767	$12,939,691

The following table presents the Company’s right-of-use assets and lease liabilities.

		Year Ended December 31
	Balance Sheet Location	2021	2020
Operating Leases
Right-of-use assets	Other assets	$12,483,638	$11,663,245

Lease liabilities	Other liabilities and accrued expenses	$12,939,691	$11,921,884

Finance Leases
Right-of-use assets		$235,867	$254,276
Accumulated amortization		(177,660)	(154,144)
Right-of-use assets, net	Property and equipment, net	$58,207	$100,132

Lease liabilities	Bank and other loans payable	$62,767	$104,951

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2021. Based on that assessment management believes that at December 31, 2021, the Company’s internal control over financial reporting was effective.

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

There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors consists of ten persons, six of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that S. Andrew Quist and Adam G. Quist are sons of Scott M. Quist, and Jason G. Overbaugh is a nephew of Scott M. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
Scott M. Quist	68	Chairman of the Board, President, and Chief Executive Officer

Garrett S. Sill	51	Chief Financial Officer and Treasurer

Jason G. Overbaugh	47	Vice President, National Marketing Director of Life Insurance and Director

S. Andrew Quist	41	Vice President, General Counsel, and Director

Adam G. Quist	36	Vice President - Memorial Services, Assistant Secretary, General Counsel, and Director

Jeffrey R. Stephens	68	Senior General Counsel and Secretary

Stephen C. Johnson	65	Vice President - Mortgage Operations

John L. Cook	67	Director

Gilbert A. Fuller	81	Director

Robert G. Hunter	62	Director

Ludmya B. Love	46	Director

Shital A. Mehta	41	Director

H. Craig Moody	70	Director

Directors

The following is a description of the business experience of each of the Company’s directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since 2012. Mr. Quist also serves as the Company’s President, a position he has held since 2002. He has additionally served as a director of the Company since 1986. From 1993 to 2013, Mr. Quist served as Treasurer and a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, and as its President from 1990 to 2000. From 1986 to 1991, Mr. Quist was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. He has also served as a regional director of Key Bank of Utah since 1993. Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree also from Brigham Young University. Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his 20-year tenure as President of the Company and 35-year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that Mr. Quist should serve as Chairman of the Board, President, and Chief Executive Officer of the Company.

Jason G. Overbaugh has served as a director of the Company since 2013. Mr. Overbaugh has also served as a Vice President and the Assistant Secretary of the Company from 2002 to 2013. Mr. Overbaugh has additionally served as Vice President and National Marketing Director of Security National Life Insurance Company since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., with responsibilities over operations and sales. Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh’s expertise in insurance and marketing, and his 25 years of experience with the Company in its insurance, real estate, and mortuary and cemetery operations led the Board of Directors to conclude that he should serve as a director of the Company.

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

Adam G. Quist has served as Vice President — Memorial Services and Assistant Secretary of the Company since 2015 and as a director of the Company since 2021. From 2015 to 2017, he also served as the Company’s Associate General Counsel. Since 2017, Mr. Quist has served as the Company’s General Counsel. Mr. Quist has also served since 2015 as Vice President of Memorial Estates, Inc. (“Memorial Estates”) and since 2016 as Chief Operating Officer of Memorial Estates. Additionally, Mr. Quist has further served since 2015 as Vice President of Memorial Mortuary, Inc. (“Memorial Mortuary”) and since 2016 as Chief Operating Officer of Memorial Mortuary. Both Memorial Estates and Memorial Mortuary are wholly owned subsidiaries of the Company. Mr. Quist has served on the ACLI’s Life Insurance Committee since 2019. Additionally, he has been serving on the Board of Directors for Special Olympics Utah since January 2021. Mr. Quist hold a B.S. degree and a Master’s degree in Accounting with an emphasis on taxation from Brigham Young University. He received his law degree from the University of Utah. Mr. Quist is a member of the Utah State Bar. Mr. Quist’s expertise in administration, insurance, legal, and accounting matters led the Board of Directors to conclude that he should serve as a director of the Company.

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

Ludmya (Mia) B. Love has served as a director of the Company since 2021. Ms. Love served two terms (2015-2019) as the United States Representative for Utah’s 4th Congressional District. While serving in Congress, Ms. Love was a member of the prestigious House Financial Services Committee. She also served on the Terrorism and Illicit Finance Subcommittee, the Monetary Policy and Trade Subcommittee, and the Financial Institutions and Consumer Credit Subcommittee. Prior to her service in Congress, Ms. Love served for ten years on the Saratoga Springs City Council and as Mayor of Saratoga Springs, Utah. Ms. Love received a Bachelor of Fine Arts degree from the University of Hartford. She was also awarded an Honorary Doctorate of Law degree from the University of Hartford. Ms. Love taught as a Fellow at the Georgetown University Institute of Politics as part of the Fall 2020 cohort, and is currently a Senior Fellow for the United States Study Center for Politics in Sydney Australia. Ms. Love is also a regular political commentator on CNN cable news network. Ms. Love’s experience and leadership in financial and governmental affairs led the Board of Directors to conclude that she should serve as a director of the Company.

Shital A. Mehta (a/k/a Alexandra Mysoor) has served as a director of the Company since 2021. Ms. Mehta is the founder and Chairwoman of Mysoor Industries, a multinational conglomerate involved in manufacturing, e-commerce, media, trading, and investments. Ms. Mehta is a self-made entrepreneur and operating executive. Ms. Mehta started her first company, a digital marketing agency, at the age of 24 and subsequently co-founded a social commerce company engaged in accelerating socially and environmentally conscious living. Ms. Mehta is also the executive producer and host of The Alexandra Mysoor Show, which airs on Rukus Avenue Radio, Dash Radio, YouTube, Amazon, Spotify, JioSaavn and wherever podcasts are found. Ms. Mehta received a Bachelor of Arts degree from the University of California at Berkeley in Interdisciplinary Field Studies and studied fashion at the Fashion Institute of Design & Merchandising in Los Angeles. Ms. Mehta’s experience in administration, marketing, sales, and e-commerce led the Board of Directors to conclude that she should serve as a director of the Company.

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

The Board of Directors, Board Committees, and Meetings

The Company’s Bylaws provide that the Board of Directors shall consist of not fewer than five or more than twelve members. The term of office of each director is for a period of one year or until the election and qualification of a successor. A director is not required to be a resident of the State of Utah or a stockholder of the Company. The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2021. Each of the directors attended 75% or more of the meetings of the Board of Directors during 2021.

The size of the Board of Directors of the Company is ten members. A majority of the Board of Directors must qualify as “independent” as that term is defined in Rule 4200 of the listing standards of The Nasdaq Stock Market. The Board of Directors has affirmatively determined that six of the ten members of the Board of Directors, namely John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., Ludmya B. Love, Shital A. Mehta H. and Craig Moody are independent under the listing standards of the The Nasdaq Stock Market.

There are four committees of the Board of Directors, which meet periodically during the year: the Audit Committee, the Compensation Committee, the Executive Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee directs the auditing activities of the Company’s internal auditors and outside public accounting firm and approves the services of the outside public accounting firm. The Audit Committee consists of John L. Cook, Gilbert A. Fuller (Chairman of the committee), Ludmya B. Love, Shital A. Mehta and H. Craig Moody. During 2021, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company’s subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the 401(k) Retirement Savings Plans, Non-Qualified Deferred Compensation Plan, granting of options under the stock option plans and other awards under the stock option and incentive plans, and creating other employee compensation plans. The Compensation Committee consists of John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., Ludmya B. Love, Shital A. Mehta and H. Craig Moody (Chairman of the committee). The Compensation Committee is composed solely of independent directors, as defined in the listing standards of The Nasdaq Stock Market. During 2021, the Compensation Committee met on three occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company. The Executive Committee consists of Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee). During 2021, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become Board members consistent with criteria approved by the Board, recommends to the Board the persons to be nominated by the Board for election as directors at a meeting of stockholders, and develops and recommends to the Board a set of corporate governance principles. The Nominating and Corporate Governance Committee consists of John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., Ludmya B. Love, Shital A. Mehta and H. Craig Moody (Chairman of the committee). The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of The Nasdaq Stock Market. During 2021, the Nominating and Corporate Governance Committee met on two occasions.

Director Nominating Process

The process for identifying and evaluating nominees for directors include the following steps: (1) the members of the Nominating and Corporate Governance Committee, Chairman of the Board or other board members identify a need to fill vacancies or add newly created directorships; (2) the Chairman of the Nominating and Corporate Governance Committee initiates a search and seeks input from board members and senior management and, if necessary, obtains advice from legal or other advisors; (3) director candidates, including any candidates properly proposed by stockholders in accordance with the Company’s Bylaws, are identified and presented to the Nominating and Corporate Governance Committee; (4) initial interviews with candidates are conducted by the Chairman of the Nominating and Corporate Governance Committee; (5) the Nominating and Corporate Governance Committee meets to consider and approve final candidate(s) and conduct further interviews as necessary; and (6) the Nominating and Corporate Governance Committee makes recommendations to the board for inclusion in the slate of directors at the annual meeting. The evaluation process will be the same whether the nominee is recommended by a stockholder or by a member of the Board of Directors.

Meetings of Non-Management Directors

The Company’s independent directors meet regularly in executive session without management. The Board of Directors has designated a lead director to preside at executive sessions of independent directors. Mr. H. Craig Moody is currently the lead director.

Executive Officers

Garrett S. Sill has served as Chief Financial Officer and Treasurer since 2013. From 2011 to 2013, Mr. Sill served as Vice President and Assistant Treasurer of Security National Life Insurance Company, a wholly owned subsidiary of the Company. From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage, a wholly owned subsidiary of the Company. Mr. Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and a Master’s degree in Business Administration from the University of Utah. Mr. Sill also serves as the chairman of the Advisory Council of the School of Accounting and Taxation at Weber State University.

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

Stephen C. Johnson has served as the Vice President of Mortgage Operations of the Company and as the President of SecurityNational Mortgage since 2016. Prior to Mr. Johnson’s appointment as President of SecurityNational Mortgage, Mr. Johnson served as Executive Vice President and Chief Operating Officer of SecurityNational Mortgage. Mr. Johnson has over 30 years of experience at the executive management level in the mortgage banking industry. Mr. Johnson holds a B.A. degree in International Relations from Brigham Young University and Master’s degree in International Management and Finance from the American Graduate School of International Management (Thunderbird).

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

Corporate Governance

Corporate Governance Guidelines. The Board of Directors has adopted the Security National Financial Corporation Corporate Governance Guidelines. These guidelines outline the functions of the board, director qualifications and responsibilities, and various processes and procedures designed to insure effective and responsive governance. The Board of Directors has also adopted a written committee charter for its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The guidelines and committee charters are reviewed from time to time in response to regulatory requirements and best practices and are revised accordingly. The full text of the guidelines and the committee charters is published on the Company’s website at www.securitynational.com/governance. A copy of the committee charters and guidelines may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Senior General Counsel and Secretary, Security National Financial Corporation, 433 West Ascension Way, 6th Floor, Salt Lake City, Utah 84123.

Code of Business Conduct and Ethics. All of the Company’s officers, employees, and directors are required to comply with the Company’s Code of Business Conduct and Ethics to help ensure that the Company’s business is conducted in accordance with appropriate standards of ethical behavior. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property, and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company’s business. Employees are required to report any violations or suspected violations of the Code. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics is published on the Company’s website at www.securitynational.com/governance. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Senior General Counsel and Secretary, Security National Financial Corporation, 433 West Ascension Way, 6th Floor, Salt Lake City, Utah 84123.

Item 11. Executive Compensation

The following table sets forth compensation information for fiscal 2021 and 2020 for (i) the Company’s Chief Executive Officer, (ii) the Company’s Chief Financial Officer, and (iii) the Company’s three other executive officers who, based on their total compensation, were the most highly compensated in 2021. The Company refers to them collectively as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compen-sation (2) ($)	Total ($)
Scott M. Quist	2021	$588,950	$429,300	$149,410	—	—	$50,978	$1,218,638
Chairman of the Board, President and Chief Executive Officer	2020	558,950	157,800	29,289	—	—	49,969	796,008

Garrett S. Sill	2021	$259,167	$338,000	$89,346	—	—	$39,110	$725,623
Chief Financial Officer and Treasurer	2020	239,333	112,000	17,243	—	—	37,986	406,562

Stephen C. Johnson	2021	$360,000	$394,447	$29,939	—	—	$25,501	$809,887
Vice President of Mortgage Operations	2020	360,000	284,828	6,896	—	—	24,400	676,124

S. Andrew Quist	2021	$285,667	$339,325	$179,455	—	—	$35,066	$839,513
Vice President and General Counsel	2020	265,667	138,325	27,589	—	—	33,561	465,142

Jeffrey R. Stephens	2021	$219,875	$96,025	$22,454	—	—	$27,894	$366,248
Senior General Counsel and Secretary	2020	205,167	30,275	5,172	—	—	24,928	265,542

(1)	The amounts indicated under “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” consist of amounts that the Company contributed into a trust for the benefit of the Named Executive Officers under the Company’s Non-Qualified Deferred Compensation Plan.
(2)	The amounts indicated under “All Other Compensation” consist of the following amounts that the Company paid for the benefit of the Named Executive Officers:
	a)	payments related to the operation of automobiles for Scott M. Quist ($7,200 for each of the years 2021 and 2020); Garrett S. Sill ($4,200 for 2021 and $4,400 for 2020) and, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2021 and 2020). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist, nor the payment of insurance and property taxes with respect to the automobile operated by such executive officer;
	b)	group life insurance premiums that the Company paid to a group life insurance plan for Scott M. Quist, Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($114 for each of the years 2021 and 2020);
	c)	life insurance premiums that the Company paid for the benefit of Scott M. Quist ($15,765 for each of the years 2021 and 2020); and Garrett S. Sill, Stephen C. Johnson, S. Andrew Quist, and Jeffrey R. Stephens ($-0- for each of the years 2021 and 2020);
	d)	medical insurance premiums that the Company paid to a medical insurance plan for Scott M. Quist ($15,849 for 2021 and $15,118 for 2020); Garrett S. Sill ($22,806 for 2021 and $21,756 for 2020); Stephen C. Johnson ($12,321 for 2021 and $11,764 for 2020); S. Andrew Quist ($22,806 for 2021 and $21,756 for 2020); and Jeffrey R. Stephens ($15,849 for 2021 and $15,118 for 2020);
	e)	long term disability insurance premiums that the Company paid to a provider of such insurance for Scott M. Quist ($450 for 2021 and $372 for 2020), Garrett S. Sill ($390 for 2021 and $316 for 2020), Stephen C. Johnson ($450 for 2021 and $372 for 2020), S. Andrew Quist ($430 for 2021 and $339 for 2020), and Jeffrey R. Stephens ($331 for 2021 and $278 for 2020);

f)	contributions that the Company made to defined contribution plans for Scott M. Quist ($11,600 for 2021 and $11,400 for 2020); Garrett S. Sill ($11,600 for 2021 and $11,400 for 2020); Stephen C. Johnson ($11,600 for 2021 and $11,400 for 2020); S. Andrew Quist ($11,497 for 2021 and $10,927 for 2020); and Jeffrey R. Stephens ($11,600 for 2021 and $9,418 for 2020); and
g)	contributions that the Company made to health savings accounts for Scott M. Quist, Garrett S. Sill, S. Andrew Quist and Jeffrey R. Stephens ($-0- for each of the years 2021 and 2020); and Stephen C. Johnson ($1,016 for 2021 and $750 for 2020);
h)	gym membership incentives for Scott M. Quist, Garrett S. Sill, and Stephen C. Johnson ($-0- for each of the years 2021 and 2020); S. Andrew Quist ($219 for 2021 and $425 for 2020); and Jeffrey R. Stephens ($-0- for each of the years 2021 and 2020);

Supplemental All Other Compensation Table

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2021 and 2020.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimburse-ments	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other
Scott M. Quist	2021	$7,200	-	-	-	$11,600	$32,178	-	-
	2020	7,200	-	-	-	11,400	31,369	-	-

Garrett S. Sill	2021	4,200	-	-	-	$11,600	$23,310	-	-
	2020	4,400	-	-	-	11,400	22,186	-	-

Stephen C. Johnson	2021	-	-	-	-	$11,600	$13,901	-	-
	2020	-	-	-	-	11,400	13,000	-	-

S. Andrew Quist	2021	$219	-	-	-	$11,497	$23,350	-	-
	2020	425	-	-	-	10,927	22,209	-	-

Jeffrey R. Stephens	2021	-	-	-	-	$11,600	$16,294	-	-
	2020	-	-	-	-	9,418	15,510	-	-

Grants of Plan-based Awards

The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 2021.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant	Grant Date Fair Value of Stock and Option
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	Awards ($/Sh)	Date ($/Sh)	Awards ($)
Scott M. Quist	12/3/21	—	—	—	50,000	$9.48	$8.62	$149,410

Garrett S. Sill	12/3/21	—	—	—	30,000	8.62	8.62	89,346

Stephen C. Johnson	12/3/21	—	—	—	10,000	8.62	8.62	29,939

S. Andrew Quist	12/3/21	—	—	—	60,000	8.62	8.62	179,455

Jeffrey R. Stephens	12/3/21	—	—	—	7,500	8.62	8.62	22,454

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2021.

	Option Awards							Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (1) (#)		Option Exercise Price (2) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	12/1/17	93,443		-		$4.42	12/01/22	-	-	-	-	-
	11/30/18	83,059		-		5.07	11/30/23	-	-	-	-	-
	12/6/19	56,504	(5)	-		5.04	12/06/24	-	-	-	-	-
	3/27/20	53,813	(6)	-		3.66	03/27/25	-	-	-	-	-
	12/3/21	-		50,000	(7)(8)	9.48	12/03/26	-	-	-	-	-
Garrett S. Sill	12/6/13	6,059		-		$3.14	12/06/23	-	-	-	-	-
	7/2/14	5,770		-		2.93	07/02/24	-	-	-	-	-
	12/5/14	11,538		-		3.43	12/05/24	-	-	-	-	-
	12/1/17	18,689	(3)	-		4.01	12/01/27	-	-	-	-	-
	11/30/18	23,731	(4)	-		4.62	11/30/28	-	-	-	-	-
	12/6/19	28,251	(5)	-		4.81	12/06/29	-	-	-	-	-
	3/27/20	26,906	(6)	-		3.49	03/27/30
	12/3/21	-		30,000	(7)(8)	8.62	12/03/31	-	-	-	-	-

Stephen C. Johnson	12/6/13	4,543		-		$3.14	12/06/23	-	-	-	-	-
	12/5/14	8,654		-		3.43	12/05/24	-	-	-	-	-
	12/4/15	13,736		-		4.82	12/04/25	-	-	-	-	-
	12/2/16	6,542		-		5.31	12/02/26	-	-	-	-	-
	12/1/17	12,458		-		4.01	12/01/27	-	-	-	-	-
	12/6/19	11,301		-		4.81	12/06/29	-	-	-	-	-
	3/27/20	10,763		-		3.49	03/27/30
	12/3/21	-		10,000	(8)	8.62	12/03/31	-	-	-	-	-

S. Andrew Quist	4/13/12	23,852		-		$0.96	04/13/22	-	-	-	-	-
	12/6/13	15,144		-		3.14	12/06/23	-	-	-	-	-
	7/2/14	14,423		-		2.93	07/02/24	-	-	-	-	-
	12/5/14	28,847		-		3.43	12/05/24	-	-	-	-	-
	12/4/15	27,473		-		4.82	12/04/25	-	-	-	-	-
	12/2/16	26,165		-		5.31	12/02/26	-	-	-	-	-
	12/1/17	24,919	(3)	-		4.01	12/01/27	-	-	-	-	-
	11/30/18	29,665	(4)	-		4.62	11/30/28	-	-	-	-	-
	12/6/19	45,203	(5)	-		4.81	12/06/29	-	-	-	-	-
	3/27/20	43,050	(6)	-		3.49	03/27/30	-	-	-	-	-
	12/3/21	-		60,000	(7)(8)	8.62	12/03/31	-	-	-	-	-
Jeffrey R. Stephens	7/2/14	3,607		-		$2.93	07/02/24	-	-	-	-	-
	12/5/14	7,212		-		3.43	12/05/24	-	-	-	-	-
	12/4/15	6,869		-		4.82	12/04/25	-	-	-	-	-
	12/2/16	6,542		-		5.31	12/02/26	-	-	-	-	-
	12/1/17	6,231		-		4.01	12/01/27	-	-	-	-	-
	11/30/18	8,900		-		4.62	11/30/28	-	-	-	-	-
	12/6/19	8,476		-		4.81	12/06/29	-	-	-	-	-
	3/27/20	8,072		-		3.49	03/27/30	-	-	-	-	-
	12/3/21	-		7,500	(8)	8.62	12/03/31	-	-	-	-	-

(1)	Except for options granted to Scott M. Quist that have five-year terms, such grants have ten-year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.
(2)	Exercise prices have been adjusted for the effect of annual stock dividends.

(3)	On December 1, 2017, Garrett S. Sill was granted stock options to purchase 15,000 shares of Class A common stock at an exercise price of $4.01 per share or 15,000 shares of Class C common stock at an exercise price of $4.01 per share, or any combination thereof. Also, on December 1, 2017, S. Andrew Quist was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $4.01 per share or 20,000 shares of Class C common stock at an exercise price of $4.01 per share, or any combination thereof.
(4)	On November 30, 2018, Garrett S. Sill was granted stock options to purchase 20,000 shares of Class A common stock at an exercise price of $4.62 per share or 20,000 shares of Class C common stock at an exercise price of $4.62 per share, or any combination thereof. Also, on November 30, 2018, S. Andrew Quist was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $4.62 per share or 20,000 shares of Class C common stock at an exercise price of $4.62 per share, or any combination thereof.
(5)	On December 6, 2019, Scott M. Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $5.04 per share or 50,000 shares of Class C common stock at an exercise price of $5.04 per share, or any combination thereof. Also, on December 6, 2019, Garrett S. Sill was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $4.81 per share or 25,000 shares of Class C common stock at an exercise price of $4.81 per share, or any combination thereof. Also, on December 6, 2019, S. Andrew Quist was granted stock options to purchase 40,000 shares of Class A common stock at an exercise price of $4.81 per share or 40,000 shares of Class C common stock at an exercise price of $4.81 per share, or any combination thereof.
(6)	On March 27, 2020, Scott M. Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $3.66 per share or 50,000 shares of Class C common stock at an exercise price of $3.66 per share, or any combination thereof. Also, on March 27, 2020, Garrett S. Sill was granted stock options to purchase 25,000 shares of Class A common stock at an exercise price of $3.49 per share or 25,000 shares of Class C common stock at an exercise price of $3.49 per share, or any combination thereof. Also, on March 27, 2020, S. Andrew Quist was granted stock options to purchase 40,000 shares of Class A common stock at an exercise price of $3.49 per share or 40,000 shares of Class C common stock at an exercise price of $3.49 per share, or any combination thereof.
(7)	On December 3, 2021, Scott M. Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $9.48 per share or 50,000 shares of Class C common stock at an exercise price of $9.48 per share, or any combination thereof. Also, on December 3, 2021, Garrett S. Sill was granted stock options to purchase 30,000 shares of Class A common stock at an exercise price of $8.62 per share or 30,000 shares of Class C common stock at an exercise price of $8.62 per share, or any combination thereof. Also, on December 3, 2021, S. Andrew Quist was granted stock options to purchase 60,000 shares of Class A common stock at an exercise price of $8.62 per share or 60,000 shares of Class C common stock at an exercise price of $8.62 per share, or any combination thereof.
(8)	Stock options vest at the rate of 25% of the total number of shares per quarter over a one-year period after the grant date.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options — Unexercisable” column of the table above.

Grant Date	Vesting
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vested 25% per quarter over a one year period after the grant date.
07/02/14	These options vested 25% per quarter over a one year period after the grant date.
12/05/14	These options vested 25% per quarter over a one year period after the grant date.
12/04/15	These options vested 25% per quarter over a one year period after the grant date.
12/02/16	These options vested 25% per quarter over a one year period after the grant date.
12/01/17	These options vested 25% per quarter over a one year period after the grant date.
11/30/18	These options vested 25% per quarter over a one year period after the grant date.
12/06/19	These options vested 25% per quarter over a one year period after the grant date.
03/27/20	These options vested 25% per quarter over a one year period after the grant date.
12/03/21	These options vest 25% per quarter over a one year period after the grant date.

Option Exercises and Stock Vested

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2021.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	104,656	$312,921	—	—
Garrett S. Sill	—	—	—	—
Stephen C. Johnson	8,870	64,056	—	—
S. Andrew Quist	—	—	—	—
Jeffrey R. Stephens	7,394	46,603	—	—

Pension Benefits

The following table sets forth the present value as of December 31, 2021 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott M. Quist	None	—	—	—
Garrett S. Sill	None	—	—	—
Stephen C. Johnson	None	—	—	—
S. Andrew Quist	None	—	—	—
Jeffrey R.Stephens	None	—	—	—

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	1,845,497 (2)	$4.61 (2)	249,065 (3)
Equity compensation plans not approved by stockholders	0	-	0

(1)	This reflects the 2013 Amended and Restated Stock Option and other Equity Incentive Awards Plan (the “2013 Plan”) and the 2014 Amended and Restated Director Stock Option Plan (the “2014 Director Plan”). The 2013 Plan was approved by the stockholders at the annual stockholders meeting held on July 12, 2013, which reserved 450,000 shares of Class A common stock, of which 150,000 shares of Class C common stock could be issued as an alternative to up to 150,000 shares of Class A common stock. The 2014 Director Plan was approved by stockholders at the annual stockholders meeting held on July 2, 2014, which reserved 150,000 shares of Class A common stock for issuance thereunder. The 2013 Plan was amended by the stockholders at the annual stockholders meeting held on July 1, 2015 to authorize an additional 450,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 200,000 Class C common shares may be issued as an alternative to up to 200,000 shares of Class A common stock. The 2013 Plan was further amended by the stockholders at the annual stockholders meeting held on June 29, 2017 to authorize an additional 500,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 250,000 Class C common shares may be issued as an alternative to up to 250,000 shares of Class A common stock. The 2013 Plan was further amended by the stockholders at the annual stockholders meeting held on June 26, 2020 to authorize an additional 500,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 350,000 Class C common stock may be issued as an alternative to up to 350,000 shares of Class A common stock. The 2014 Director Plan was amended by the stockholders at the annual stockholders meeting held on June 26, 2020 to authorize an additional 100,000 shares of Class A common stock to be available for issuance under the Plan.

(2)	The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.

(3)	This number includes 201,113 shares of Class A common stock available for future issuance under the 2013 Plan, and 47,952 shares of Class A common stock available for future issuance under the 2014 Director Plan.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The employment agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $900,000 and $900,000 during the years ended December 31, 2021 and 2020, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $7,556,363 and $6,656,363 as of December 31, 2021 and 2020, respectively.

Independent Director Compensation

Independent directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $36,000 per year ($3,000 monthly) by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each independent director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock. During 2021 each independent director was granted additional stock options to purchase 5,000 shares of Class A common stock. Upon retirement from the board, each independent director will receive “retirement compensation” equal to one month director’s fee for every year of service.

Director Compensation

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook (1)	$31,050	—	$17,963	—	—	—	$49,013
Gilbert A. Fuller (2)	31,050	—	17,963	—	—	—	49,013
Robert G. Hunter, M.D. (3)	28,800	—	17,963	—	—	—	46,763
Ludmya B. Love (4)	18,750	—	17,963	—	—	—	36,713
Shital A. Mehta (5)	18,750	—	17,963	—	—	—	36,713
H. Craig Moody (6)	31,050	—	17,963	—	—	—	49,013

(1)	Mr. Cook has options to purchase 61,201 shares of the Company’s Class A common stock.
(2)	Mr. Fuller has options to purchase 61,201 shares of the Company’s Class A common stock.
(3)	Dr. Hunter has options to purchase 70,744 shares of the Company’s Class A common stock.
(4)	Ms. Love has options to purchase 6,000 shares of the Company’s Class A common stock.
(5)	Ms. Mehta has options to purchase 6,000 shares of the Company’s Class A common stock.
(6)	Mr. Moody has options to purchase 70,744 shares of the Company’s Class A common stock.

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A common stock. The Company’s contribution for 2021 and 2020 was $2,820,315 and $1,690,568 respectively, under the “Safe Harbor” plan.

Stock Repurchase Plan

In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Employee Stock Ownership Plan (ESOP)

On November 25, 2019, the Company distributed a notice of intent to terminate the ESOP Plan to all current plan participants. The Company also filed Form 5310, an application for determination for terminating plan, with the IRS on December 6, 2019. The IRS approved the ESOP termination on April 8, 2021, and the Company had until September 5, 2021, to distribute the ESOP assets and terminate the ESOP. The Company distributed the ESOP assets and terminated the ESOP, filing its final Form 5500 for the ESOP with the IRS on December 6, 2021.

Non-Qualified Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005 and later in 2019. Under the terms of the plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2021 and 2020. The investment committees of the Company’s Non-Qualified Deferred Compensation Plan consists of Scott M. Quist, Stephen C. Johnson, and Garrett S. Sill.

Non-qualified Deferred Compensation

The following table sets forth the balances of the non-qualified deferred compensation account of the Named Executive Officers in fiscal 2021 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2021.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	In Last FY	In Last FY	in last FY	Distributions	at last FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	—	—	—	—	$1,006,572	(1)
Garrett S. Sill	—	—	—	—	94,254	(2)
Stephen C. Johnson	—	—	—	—	155,912	(3)
S. Andrew Quist	—	—	—	—	—
Jeffrey R. Stephens	—	—	—	—	—

(1)	Includes 109,410 shares of the Company’s Class A common stock, based on the closing price of $9.20 at December 31, 2021.
(2)	Includes 10,245 shares of the Company’s Class A common stock, based on the closing price of $9.20 at December 31, 2021.
(3)	Includes 16,947 shares of the Company’s Class A common stock, based on the closing price of $9.20 at December 31, 2021.

2013 Stock Option and Other Equity Incentive Awards Plan

On August 24, 2013, the Company adopted the Security National Financial Corporation 2013 Stock Option Plan (the “2013 Plan”), which reserved 450,000 shares of Class A common stock to be made available for issuance thereunder, of which up to 150,000 shares of Class C common stock could be issued as an alternative to up to 150,000 shares of Class A common stock. The 2013 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both “incentive stock options”, as defined under Section 422A of the Internal Revenue Code of 1986 and “non-qualified options” may be granted under the 2013 Plan. The 2013 Plan was approved by the stockholders at the Company’s Annual Meeting, which was held on July 12, 2013.

On July 1, 2015, the stockholders approved an amendment to the 2013 Plan to authorize an additional 450,000 shares of Class A common stock under the 2013 Plan, of which up to 200,000 Class C common stock may be issued as an alternative to up to 200,000 shares of Class A common stock. On June 29, 2017, the stockholders approved an amendment to the 2013 Plan to authorize an additional 500,000 shares of Class A common stock to be available for issuance under the Plan, of which up to 250,000 Class C common stock may be issued as an alternative to up to 250,000 shares of Class A common stock. On June 26, 2020, the stockholders approved an amendment to the 2013 Plan to authorize an additional 500,000 shares of Class A common stock under the Plan, of which up to 350,000 Class C common stock may be issued as an alternative to up to 350,000 shares of Class A common stock.

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

The 2013 Plan also provides that if the shares of common stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of common stock as a stock dividend on its outstanding common stock, the number of shares of common stock deliverable upon the exercise of options shall be increased or decreased proportionately and an appropriate adjustment shall be made in the purchase price to reflect such subdivision, combination or stock dividend. In addition, the number of shares of common stock reserved for purposes of the 2013 Plan shall be adjusted by the same proportion. No options may be exercised for a term of more than ten years from the date of grant.

The 2013 Plan further provides that an option shall be exercised by giving written notice to the Company. Such notice shall identify the option being exercised and specify the number of shares as to which such option is being exercised, accompanied by payment of the purchase price. The purchase price may be made either in cash or by check or, at the discretion of the Board, through delivery of shares of common stock having a fair market value equal as of the date of the exercise to the cash exercise price of the option or, at the discretion of the Board, through the use of some of the shares for which the option is being exercised (a cashless transaction), or by any combination of the foregoing means of payment.

On December 4, 2015, the Board of Directors approved a resolution to amend the 2013 Plan to include additional equity incentive awards. These additional incentive awards under the plan consist of Stock Appreciation Rights (SARs), Restricted Stock Units (RSUs), and Performance Share Awards. Stock Appreciation Rights are awards that entitle the recipient to receive cash or stock equal to the excess of the Company’s stock price on the date the SAR is exercised over the Company’s stock price on the date the SAR was granted times the number of shares of stock with respect to which the SAR is exercised. Restricted Stock Units entitle the recipient to receive RSUs that require the Company on the distribution dates to transfer to the recipient one unrestricted, fully transferable share of stock for each RSU scheduled to be paid out on that date. Performance Share Awards entitle the recipient to receive stock based on the Company meeting certain performance goals. As amended, the 2013 Plan is now entitled, the “Security National Financial Corporation Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan.”

The 2013 Plan has a term of ten years. The Board of Directors may amend or terminate the 2013 Plan at any time, from time to time, subject to approval of certain modifications to the 2013 Plan by the stockholders of the Company as may be required by law or the 2013 Plan.

2014 Director Stock Option Plan

On May 16, 2014, the Company adopted the Security National Financial Corporation 2014 Director Stock Option Plan (the “2014 Director Plan”). The 2014 Director Plan was approved by the stockholders at the Company’s Annual Meeting on July 2, 2014 and replaced the Company’s 2006 Director Stock Option Plan. The 2014 Director Plan provides for the grant by the Company of stock options to directors who are not employees or paid consultants (the “Independent Directors”) to purchase shares of Class A common stock made available for issuance under the plan. The 2014 Director Plan also provides that annually each Independent Director is automatically eligible to receive options to purchase 1,000 shares of the Company’s Class A common stock. On December 1, 2017, the 2014 Director Plan was amended to authorize the Board of Directors to establish, each year, the effective date of such automatic grants.

On March 27, 2020, the Board approved an amendment to the 2014 Director Plan to provide for the cashless exercise of stock options. Prior to the approval of the amendment, the consideration for the shares to be issued upon the exercise of a stock option under the 2014 Director Plan included cash, check, or at the discretion of the Board, through the delivery of shares of common stock having a fair market value equal to the cash exercise price of the option, or a combination of the foregoing. As amended, at the discretion of the Board, the consideration for exercising the option may also include the use of some or all of the shares for which the option is exercised (cashless exercise of the option), or by any combination of the foregoing methods of payment. As a result of the amendment, the 2014 Director Plan is now entitled, “Security National Financial Corporation Amended and Restated 2014 Director Stock Option Plan.” On June 26, 2020, the stockholders approved an amendment to the 2014 Director Plan to authorize an additional 100,000 shares of Class A common stock to be made available for issuance under the plan, thereby increasing the total number of available shares from 150,000 to 250,000.

The stock options granted to Independent Directors shall vest in four equal quarterly installments over a one-year period from the date of grant, until such shares are fully vested. The primary purposes of the 2014 Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets, or other change in control transaction involving the Company, each option granted under the 2014 Director Plan becomes exercisable in full, unless such option is assumed by the successor company. In the event the transaction is not approved by a majority of the “Continuing Directors” (as defined in the 2014 Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

Stock Purchase Plan

In September 2015, the Board approved the Security National Financial Corporation Stock Purchase Plan for the mutual benefit of the Company and its stockholders. Under the terms of the Stock Purchase Plan, the Company has the option to purchase shares of Class A common stock from its officers and directors who exercise the stock options granted to them under any of the Company’s stock option plans with the proceeds from such purchase to be used to pay the taxes owed by such officers and directors as a result of the exercise of their stock options. Additionally, the officers and directors who exercise their stock options may, in their discretion, request that the Company purchase shares of their Class A common stock with the proceeds from such sale to be used to pay the taxes owed by such officers and directors as a result of the exercise of their stock options.

The Company is authorized under the plan to purchase no more than 60,000 shares of Class A common stock in any calendar year to pay the taxes owed by the officers and directors who exercise their stock options under the Stock Purchase Plan. The Company’s purchase price for the Class A common stock under the Stock Purchase Plan shall be equal to the closing sales price of the Company’s Class A common stock as reported by The Nasdaq National Market on the day that the applicable stock options are exercised by such officers and directors. Under the Stock Purchase Plan, the Company may only purchase shares of Class A common stock from the officers and directors exercising their stock options under the Stock Purchase Plan during the “Trading Window” as defined in the Company’s Insider Trading Policy and Guidelines.

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

Based solely on its review of the copies of stock reports received by the Company with respect to fiscal 2021, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except the timely filing of Form 4 reports disclosing the granting and exercise of stock options.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2022, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) for each director of the Company, and (iii) for all executive officers and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock
	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class
401(k) Retirement Savings Plan (2)	2,925,736	16.6%	212,710	7.7%	3,138,446	15.4%
George R. and Shirley C. Quist Partnership, Ltd. (3)	1,101,379	6.2%	1,087,212	39.4%	2,188,591	10.7%
M3 Funds, LLC (4)	1,754,690	10.0%	-	-	1,754,690	8.6%
Non-Qualified Deferred Compensation Plan (5)	1,663,325	9.4%	-	-	1,663,325	8.1%
Scott M. and Lisa J. Quist Family Trust (6)	-	*	1,327,872	48.2%	1,327,872	6.5%
Scott M. Quist (7)(8)(9)(10)(11)	568,720	3.2%	203,527	7.1%	772,247	3.7%
Jason G. Overbaugh (12)	263,925	1.5%	128,274	4.4%	392,199	1.9%
S. Andrew Quist (7)(13)	220,581	1.2%	157,837	5.4%	378,418	1.8%
Associated Investors (14)	90,782	*	142,983	5.2%	233,765	1.1%
Garrett S. Sill (9)(10)(15)	102,534	*	105,077	3.7%	207,611	1.0%
Estate of George R. Quist	137,458	*	51,447	1.9%	188,905	*
Adam G. Quist (7)(16)	41,141	*	134,641	4.7%	175,782	*
Jeffrey R. Stephens (17)	165,358	*	-	-	165,358	*
Stephen C. Johnson (9)(10)(18)	126,901	*	-	-	126,901	*
Robert G. Hunter, M.D. (19)	89,839	*	-	-	89,839	*
H. Craig Moody (20)	89,638	*	-	-	89,638	*
Gilbert A. Fuller (21)	57,865	*	-	-	57,865	*
John L. Cook (22)	56,701	*	-	-	56,701	*
Ludmya B. Love (23)	1,500	*	-	-	1,500	*
Shital A. Mehta (24)	1,500	*	-	-	1,500	*
All directors and executive officers (13 persons)	1,786,203	9.7%	729,356	21.4%	2,515,559	11.5%

* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 433 West Ascension Way, 6th Floor, Salt Lake City, Utah 84123.

(2)	The investment committee of the 401(k) Retirement Savings Plan consists of Scott M. Quist, Stephen C. Johnson and Garrett S. Sill, who exercise shared voting and investment powers with respect to such shares.
(3)	This stock is owned by the George R. and Shirley C. Quist Partnership, Ltd., of which Scott M. Quist is the managing general partner and, accordingly, exercises sole voting and investment powers with respect to such shares.
(4)	Based solely on the Schedule 13G/A filed on February 14, 2022, Jason A. Stock, Manager of M3 Partners, LP, a Delaware limited partnership, and M3 Funds, LLC, a Delaware limited liability company, General Partner of M3 Partners, LP; Jason A. Stock, Manager of M3 Funds, LLC; Jason A. Stock, Managing Director of M3F, Inc., a Utah corporation; Jason A. Stock, individually, and William C. Waller, individually, exercise shared voting and investment powers with respect to 1,754,690 shares of the Company’s Class A common stock, or 10.0% of the outstanding shares of the Company’s Class A common stock. The address of all entities and individuals filing the Schedule 13G/A is 10 Exchange Place, Suite 510, Salt Lake City, Utah 84111.
(5)	The investment committee of the Company’s Non-Qualified Deferred Compensation Plan consists of Scott M. Quist, Stephen C. Johnson, and Garrett S. Sill, who exercise shared voting and investment powers with respect to such shares.
(6)	This stock is owned by the Scott M. and Lisa J. Quist Family Trust, of which S. Andrew Quist, Amanda J. Nelson and Adam G. Quist are the trustees and, accordingly, exercise shared voting and investment powers with respect to such shares.
(7)	Does not include 1,327,872 shares of Class C common stock owned by the Scott M. Quist and Lisa J. Quist Family Trust, of which S. Andrew Quist, Amanda J. Nelson and Adam G. Quist are the trustees and, accordingly, exercise shared voting and investment powers with respect to such shares.
(8)	Mr. Scott Quist is the Company’s Chairman of the Board, President, and Chief Executive Officer. Includes options to purchase 176,502 shares of Class A common stock and 122,817 shares of Class C common stock that are currently exercisable. Mr. Quist’s options to purchase 122,817 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 122,817 shares of Class A common stock, or any combination thereof. Mr. Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.
(9)	Does not include 2,919,244 shares of Class A common stock and 212,710 shares of Class C common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, Stephen C. Johnson and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.
(10)	Does not include 1,620,881 shares of Class A common stock owned by the Company’s Non-Qualified Deferred Compensation Plan, of which Scott M. Quist, Stephen C. Johnson and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.
(11)	Does not include 90,782 shares of Class A common stock and 142,983 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.
(12)	Mr. Overbaugh is the Company’s Vice President, National Marketing Director of Life Insurance, and a director. Includes options to purchase 53,638 shares of Class A common stock and options to purchase 128,274 shares of Class C common stock that are currently exercisable. The options to purchase 128,274 shares of Class C common stock may also, at Mr. Overbaugh’s election, consist of options to purchase 128,274 shares of Class A common stock, or any combination thereof. Mr. Overbaugh has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Overbaugh will elect to purchase shares of Class A common stock with respect to such options.
(13)	Mr. Andrew Quist is the Company’s Vice President, General Counsel, and a director. Includes options to purchase 112,052 shares of Class A common stock and options to purchase 157,837 shares of Class C common stock that are currently exercisable. The options to purchase 157,837 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 157,837 shares of Class A common stock, or any combination thereof. Mr. Andrew Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.

(14)	The managing general partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers with respect to such shares.
(15)	Mr. Sill is the Company’s Chief Financial Officer and Treasurer. Includes options to purchase 23,367 shares of Class A common stock and options to purchase 105,077 shares of Class C common stock that are currently exercisable. The options to purchase 105,077 shares of Class C common stock may also, at Mr. Sill’s election, consist of options to purchase 105,077 shares of Class A common stock, or any combination thereof. Mr. Sill has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Sill will elect to purchase shares of Class A common stock with respect to such options.
(16)	Mr. Adam Quist is the Vice President — Memorial Services, Assistant Secretary, General Counsel, and a director of the Company. Includes options to purchase 17,203 shares of Class A common stock and options to purchase 134,641 shares of Class C common stock that are currently exercisable. The options to purchase 134,641 shares of Class C common stock may also, at Mr. Quist’s election, consist of options to purchase 134,641 shares of Class A common stock, or any combination thereof. Mr. Adam Quist has elected to purchase Class C common shares with such options to the extent there are sufficient authorized but unissued Class C common shares available for issuance with respect to such options. Otherwise, Mr. Quist will elect to purchase shares of Class A common stock with respect to such options.
(17)	Mr. Stephens is the Company’s Senior General Counsel and Secretary. Includes options to purchase 57,784 shares of Class A common stock granted to Mr. Stephens that are currently exercisable.
(18)	Mr. Johnson is the Company’s Vice President of Mortgage Operations. Includes options to purchase 70,497 shares of Class A common stock granted to Mr. Johnson that are currently exercisable.
(19)	Dr. Hunter is a director of the Company. Includes options to purchase 58,292 shares of Class A common stock granted to Dr. Hunter that are currently exercisable.
(20)	Mr. Moody is a director of the Company. Includes options to purchase 66,244 shares of Class A common stock granted to Mr. Moody that are currently exercisable.
(21)	Mr. Fuller is a director of the Company. Includes options to purchase 56,701 shares of Class A common stock granted to Mr. Fuller that are currently exercisable.
(22)	Mr. Cook is a director of the Company. Includes options to purchase 56,701 shares of Class A common stock granted to Mr. Cook that are currently exercisable.
(23)	Ms. Love is a director of the Company. Includes options to purchase 1,500 shares of Class A common stock granted to Ms. Love that are currently exercisable.
(24)	Ms. Mehta is a director of the Company. Includes options to purchase 1,500 shares of Class A common stock granted to Ms. Mehta that are currently exercisable.

The Company’s executive officers and directors, as a group, own beneficially approximately 11.5% of the outstanding shares of the Company’s Class A and Class C common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

None

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interest of the Company.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2021	2020
Audit Fees (1)	$853,639	$1,047,488
Audit-Related Fees (2)	41,750	36,000
Tax Fees (3)	108,928	106,010
All Other Fees (4)	-	98,865
	$1,004,317	$1,288,363

(1)	Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2021 and 2020.

(2)	Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”. These fees include review of registration statements, and audits of the Company’s ESOP and 401(k) Plans.

(3)	Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

(4)	All other fees consist of aggregate fees billed for products and services by the independent auditors, other than those disclosed above.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)
10.3	Amended and Restated 2014 Director Stock Option Plan (7)
10.4	Employment Agreement with Scott M. Quist (2)
10.5	Stock Repurchase Plan (5)
14	Code of Business Conduct and Ethics (6)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	Instance Document
101.xsd	Taxonomy Extension Schema Document
101.cal	Taxonomy Extension Calculation Linkbase Document
101.def	Taxonomy Extension Definition Linkbase Document
101.lab	Taxonomy Extension Label Linkbase Document
101.pre	Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(3)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(4)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(6)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(7)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2022	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President,
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 31, 2022

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 31, 2022

/s/ Jason G. Overbaugh	Vice President and Director	March 31, 2022
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 31, 2022
S. Andrew Quist

/s/ Adam G. Quist	Vice President and Director	March 31, 2022
Adam G. Quist

/s/ John L. Cook	Director	March 31, 2022
John L. Cook

/s/ Gilbert A. Fuller	Director	March 31, 2022
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 31, 2022
Robert G. Hunter

/s/ Ludmya B. Love	Director	March 31, 2022
Ludmya B. Love

/s/ Shital A. Mehta	Director	March 31, 2022
Shital A. Mehta

/s/ H. Craig Moody	Director	March 31, 2022
H. Craig Moody

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2021
Life Insurance in force ($000)	$2,734,592	$364,471	$129,166	$2,499,287	5.2%

Premiums:
Life Insurance	$101,448,883	$2,074,552	$527,702	$99,902,033	0.5%
Accident and Health Insurance	352,528	-	12	352,540	0.0%
Total premiums	$101,801,411	$2,074,552	$527,714	$100,254,573	0.5%

2020
Life Insurance in force ($000)	$2,795,019	$377,138	$95,772	$2,513,653	3.8%

Premiums:
Life Insurance	$94,558,587	$2,275,654	$441,997	$92,724,930	0.5%
Accident and Health Insurance	295,675	-	12	295,687	0.0%
Total premiums	$94,854,262	$2,275,654	$442,009	$93,020,617	0.5%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals		Balance
	Beginning	Costs and	and		at End of
	of Year	Expenses	Write-offs	Reclassifications	Year
For the Year Ended December 31, 2021
Accumulated depreciation on real estate held for investment	$13,800,973	$3,605,059	$(246,068)	$532,074	$17,692,038

Allowance for losses on mortgage loans held for investment	2,005,127	(305,225)	-	-	1,699,902

Accumulated depreciation on property and equipment	19,179,139	1,935,613	(742,252)	(558,390)	19,814,110

Allowance for doubtful accounts on receivables	1,685,382	327,905	(212,562)	-	1,800,725

Allowance for doubtful accounts on other investments	1,645,475	943,055	(902,312)	-	1,686,218

For the Year Ended December 31, 2020
Accumulated depreciation on real estate held for investment	$12,788,739	$3,160,428	$(1,237,500)	$(910,694)	$13,800,973

Allowance for losses on mortgage loans held for investment	1,453,037	552,090	-	-	2,005,127

Accumulated depreciation on property and equipment	19,518,891	2,078,738	(2,418,490)	-	19,179,139

Allowance for doubtful accounts on receivables	1,724,156	142,946	(181,720)	-	1,685,382

Allowance for doubtful accounts on other investments	1,448,026	882,334	(684,885)	-	1,645,475

