Form 10-Q
period 2022-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2022-05-16
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

Commission File Number: 000-09341

Security National Financial Corporation

(Exact name of registrant as specified in its charter)

utah	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Ascension Way, 6th Floor, Salt Lake City, Utah	84123
(Address of principal executive offices)	(Zip Code)

(801) 264-1060 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	SNFCA	The Nasdaq Global Select Market

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

Yes ☐ No☒

As of May 10, 2022, the registrant had 17,778,315 shares of Class A Common Stock, $2.00 par value, outstanding and 2,789,249 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2022

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

	March 31 2022 (Unaudited)	December 31 2021
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $264,704,239 and $236,303,310 for 2022 and 2021)	$272,213,552	$259,287,603
Equity securities at estimated fair value (cost of $8,662,438 and $8,275,772 for 2022 and 2021)	11,511,141	11,596,414
Mortgage loans held for investment (net of allowances for loan losses of $1,603,676 and $1,699,902 for 2022 and 2021)	279,911,839	277,306,046
Real estate held for investment (net of accumulated depreciation of $19,018,617 and $17,692,038 for 2022 and 2021)	201,379,078	197,365,797
Real estate held for sale	2,943,442	3,731,300
Other investments and policy loans (net of allowances for doubtful accounts of $1,805,311 and $1,686,218 for 2022 and 2021)	73,569,249	67,955,155
Accrued investment income	5,632,626	6,313,012
Total investments	847,160,927	823,555,327
Cash and cash equivalents	145,630,099	131,354,470
Loans held for sale at estimated fair value	234,012,872	302,776,827
Receivables (net of allowances for doubtful accounts of $1,807,938 and $1,800,725 for 2022 and 2021)	14,504,617	18,316,116
Restricted assets (including $5,253,218 and $5,205,510 for 2022 and 2021 at estimated fair value)	16,685,113	16,938,122
Cemetery perpetual care trust investments (including $3,411,104 and $4,087,245 for 2022 and 2021 at estimated fair value)	7,760,709	7,835,721
Receivable from reinsurers	14,769,909	14,850,608
Cemetery land and improvements	8,938,638	8,977,877
Deferred policy and pre-need contract acquisition costs	105,905,093	105,049,983
Mortgage servicing rights, net	55,583,962	53,060,455
Property and equipment, net	21,222,598	21,517,598
Value of business acquired	8,577,480	8,421,432
Goodwill	5,253,783	5,253,783
Other	33,797,992	29,684,987

Total Assets	$1,519,803,792	$1,547,593,306

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31 2022 (Unaudited)	December 31 2021
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$869,968,065	$863,274,693
Unearned premium reserve	3,004,772	3,060,738
Bank and other loans payable	233,626,919	251,286,927
Deferred pre-need cemetery and mortuary contract revenues	15,270,642	14,508,022
Cemetery perpetual care obligation	4,961,894	4,915,285
Accounts payable	8,846,235	10,166,573
Other liabilities and accrued expenses	62,819,893	69,578,138
Income taxes	29,004,505	31,036,096
Total liabilities	1,227,502,925	1,247,826,472

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 17,693,152 shares in 2022 and 17,642,722 shares in 2021	35,386,304	35,285,444
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 3,000,000 shares authorized; issued 2,866,358 shares in 2022 and 2,866,565 shares in 2021	5,732,716	5,733,130

Additional paid-in capital	58,379,438	57,985,947
Accumulated other comprehensive income, net of taxes	5,880,118	18,070,448
Retained earnings	187,766,207	184,537,489
Treasury stock at cost - 8,079 Class A shares and 96,097 Class C shares in 2022; and 108,079 Class A shares and 109,193 Class C shares in 2021	(843,916)	(1,845,624)

Total stockholders’ equity	292,300,867	299,766,834

Total Liabilities and Stockholders’ Equity	$1,519,803,792	$1,547,593,306

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31
	2022	2021
Revenues:
Mortgage fee income	$48,344,445	$72,998,612
Insurance premiums and other considerations	26,341,952	23,350,210
Net investment income	15,194,306	14,293,887
Net mortuary and cemetery sales	7,205,721	5,942,126
Gains on investments and other assets	171,975	1,960,113
Other	5,167,508	4,113,658
Total revenues	102,425,907	122,658,606

Benefits and expenses:
Death benefits	16,884,706	18,312,006
Surrenders and other policy benefits	1,323,168	1,077,644
Increase in future policy benefits	6,771,101	4,254,658
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,396,413	3,576,865
Selling, general and administrative expenses:
Commissions	19,902,202	32,729,680
Personnel	26,874,764	24,371,505
Advertising	1,711,795	1,800,998
Rent and rent related	1,659,270	1,865,898
Depreciation on property and equipment	615,544	501,645
Costs related to funding mortgage loans	2,839,463	2,937,225
Other	12,091,636	11,949,864
Interest expense	1,727,315	1,825,599
Cost of goods and services sold-mortuaries and cemeteries	1,185,014	1,099,964
Total benefits and expenses	97,982,391	106,303,551

Earnings before income taxes	4,443,516	16,355,055
Income tax expense	(1,214,798)	(4,226,340)

Net earnings	$3,228,718	$12,128,715

Net earnings per Class A Equivalent common share (1)	$0.16	$0.60

Net earnings per Class A Equivalent common share- assuming dilution (1)	$0.15	$0.58

Weighted-average Class A equivalent common shares outstanding (1)	20,390,153	20,080,994

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	21,232,520	21,009,245

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
	2022	2021
Net earnings	$3,228,718	$12,128,715
Other comprehensive income:
Unrealized losses on fixed maturity securities available for sale	$(15,326,903)	(6,805,903)
Unrealized losses on restricted assets	(71,946)	(10,428)
Unrealized losses on cemetery perpetual care trust investments	(37,357)	(8,197)
Foreign currency translation adjustments	-	2,835
Other comprehensive loss, before income tax	(15,436,206)	(6,821,693)
Income tax benefit	3,245,876	1,433,171
Other comprehensive loss, net of income tax	(12,190,330)	(5,388,522)
Comprehensive income (loss)	$(8,961,612)	$6,740,193

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2022
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2022	$35,285,444	$5,733,130	$57,985,947	$18,070,448	$184,537,489	$(1,845,624)	$299,766,834

Net earnings	-	-	-	-	3,228,718	-	3,228,718
Other comprehensive loss	-	-	-	(12,190,330)	-	-	(12,190,330)
Stock-based compensation expense	-	-	271,747	-	-	-	271,747
Exercise of stock options	100,446	-	(8,487)	-	-	-	91,959
Sale of treasury stock	-	-	24,055	-	-	1,880,125	1,904,180
Purchase of treasury stock	-	-	106,176	-	-	(878,417)	(772,241)
Conversion Class C to Class A	414	(414)	-	-	-	-	-
March 31, 2022	$35,386,304	$5,732,716	$58,379,438	$5,880,118	$187,766,207	$(843,916)	$292,300,867

	Three Months Ended March 31, 2021
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

January 1, 2021	$33,191,566	$5,359,206	$50,287,253	$23,243,133	$153,739,167	$(1,833,272)	$263,987,053

Net earnings	-	-	-	-	12,128,715	-	12,128,715
Other comprehensive loss	-	-	-	(5,388,522)	-	-	(5,388,522)
Stock-based compensation expense	-	-	39,153	-	-	-	39,153
Exercise of stock options	55,852	-	33,401	-	-	-	89,253
Sale of treasury stock	-	-	290,381	-	-	1,632,041	1,922,422
Purchase of treasury stock	-	-	-	-	-	(910,233)	(910,233)
Conversion Class C to Class A	97,054	(97,054)	-	-	-	-	-
March 31, 2021	$33,344,472	$5,262,152	$50,650,188	$17,854,611	$165,867,882	$(1,111,464)	$271,867,841

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2022	2021
Cash flows from operating activities:
Net cash provided by operating activities	$72,508,768	$100,975,851

Cash flows from investing activities:
Purchases of fixed maturity securities	(32,508,649)	(1,753,606)
Sales, calls and maturities of fixed maturity securities	4,052,570	9,993,624
Purchases of equity securities	(1,657,160)	(367,786)
Sales of equity securities	1,400,848	1,376,669
Net changes in restricted assets	492,489	179,052
Net changes in perpetual care trusts	731,331	(47,841)
Mortgage loans held for investment, other investments and policy loans made	(195,470,561)	(200,084,136)
Payments received for mortgage loans held for investment, other investments and policy loans	187,519,868	203,929,458
Purchases of property and equipment	(356,802)	(2,865,020)
Sale of property and equipment	64,579	-
Purchases of real estate	(6,367,199)	(23,554,515)
Sales of real estate	4,860,188	5,147,199
Net cash used in investing activities	(37,238,498)	(8,046,902)

Cash flows from financing activities:
Investment contract receipts	2,875,328	2,542,681
Investment contract withdrawals	(4,285,446)	(4,386,172)
Proceeds from stock options exercised	91,959	89,253
Purchases of treasury stock	(772,241)	(910,233)
Repayment of bank loans	(426,027)	(46,367,270)
Proceeds from bank loans	7,186,083	54,896,199
Net change in warehouse line borrowings for loans held for sale	(24,430,063)	(60,432,330)
Net cash used in financing activities	(19,760,407)	(54,567,872)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	15,509,863	38,361,077

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	141,414,282	115,465,086

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$156,924,145	$153,826,163

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,815,921	$2,142,375
Income taxes	512	-

Non Cash Operating, Investing and Financing Activities:
Accrued real estate construction costs and retainage	$2,775,240	$4,521,048
Benefit plans funded with treasury stock	1,904,180	1,922,422
Right-of-use assets obtained in exchange for operating lease liabilities	597,635	1,082,388
Mortgage loans held for investment foreclosed into real estate held for investment	-	389,145
Transfer of loans held for sale to mortgage loans held for investment	-	201,951

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three Months Ended March 31
	2022	2021
Cash and cash equivalents	$145,630,099	$144,159,566
Restricted assets	9,460,057	9,256,997
Cemetery perpetual care trust investments	1,833,989	409,600

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$156,924,145	$153,826,163

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Like most businesses, COVID-19 has impacted the Company, including the temporary adoption of work from home arrangements and a restructuring of selling techniques for its products and services. The Company also experienced increased expenses for cleaning services of its offices. Throughout 2021 and the first quarter 2022, the Company continues to adapt to the impact of COVID-19 and its related economic effects. The Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, and results of operations, it may also have the effect of heightening many of the other Company risks. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

The Company has implemented risk management, business continuity plans and has taken preventive measures and other precautions, including some remote work arrangements. Such measures and precautions have enabled the Company to continue to conduct business.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

2) Recent Accounting Pronouncements

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

3) Investments

The Company’s investments as of March 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$51,218,752	$210,351	$(740,495)	$50,688,608

Obligations of states and political subdivisions	4,638,702	96,125	(45,061)	4,689,766

Corporate securities including public utilities	175,511,122	10,036,162	(1,505,578)	184,041,706

Mortgage-backed securities	33,066,449	274,636	(829,922)	32,511,163

Redeemable preferred stock	269,214	13,095	-	282,309

Total fixed maturity securities available for sale	$264,704,239	$10,630,369	$(3,121,056)	$272,213,552

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$8,662,438	$3,165,378	$(316,675)	$11,511,141

Total equity securities at estimated fair value	$8,662,438	$3,165,378	$(316,675)	$11,511,141

Mortgage loans held for investment at amortized cost:
Residential	$46,552,738
Residential construction	193,151,868
Commercial	43,251,622
Less: Unamortized deferred loan fees, net	(1,075,371)
Less: Allowance for loan losses	(1,603,676)
Less: Net discounts	(365,342)

Total mortgage loans held for investment	$279,911,839

Real estate held for investment - net of accumulated depreciation:
Residential	$42,580,341
Commercial	158,798,737

Total real estate held for investment	$201,379,078

Real estate held for sale:
Residential	$402,744
Commercial	2,540,698

Total real estate held for sale	$2,943,442

Other investments and policy loans at amortized cost:
Policy loans	$13,261,353
Insurance assignments	54,755,913
Federal Home Loan Bank stock (1)	2,588,400
Other investments	4,768,894
Less: Allowance for doubtful accounts	(1,805,311)

Total policy loans and other investments	$73,569,249

Accrued investment income	$5,632,626

Total investments	$847,160,927

(1)	Includes $937,100 of Membership stock and $1,651,300 of Activity stock due to short-term borrowings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

3) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following table summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value at March 31, 2022 and at December 31, 2021. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Combined Unrealized Loss	Combined Fair Value
At March 31, 2022
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$740,495	$29,372,895	$-	$-	$740,495	$29,372,895
Obligations of States and Political Subdivisions	45,061	1,377,655	-	-	45,061	1,377,655
Corporate Securities	1,026,974	28,212,781	478,604	3,896,622	1,505,578	32,109,403
Mortgage and other asset-backed securities	655,663	22,390,497	174,259	1,670,730	829,922	24,061,227
Totals	$2,468,193	$81,353,828	$652,863	$5,567,352	$3,121,056	$86,921,180

At December 31, 2021
Obligations of States and Political Subdivisions	$1,989	$548,715	$-	$-	$1,989	$548,715
Corporate Securities	73,507	4,638,750	280,161	3,771,813	353,668	8,410,563
Mortgage and other asset-backed securities	72,952	7,934,760	88,380	1,582,804	161,332	9,517,564
Totals	$148,448	$13,122,225	$368,541	$5,354,617	$516,989	$18,476,842

There were 180 securities with fair value of 96.5% of amortized cost at March 31, 2022. There were 55 securities with fair value of 97.3% of amortized cost at December 31, 2021. No additional credit losses have been recognized for the three months ended March 31, 2022 and 2021, since the increase in unrealized losses is primarily a result of the recent rise in interest rates.

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

March 31, 2022 (Unaudited)

3) Investments (Continued)

The following table presents a rollforward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale.

	2022	2021
Balance of credit-related OTTI at January 1	$264,977	$370,975

Additions for credit impairments recognized on:
Securities not previously impaired	-	-
Securities previously impaired	-	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	-	-
Securities due to an increase in expected cash flows	-	-

Balance of credit-related OTTI at March 31	$264,977	$370,975

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at March 31, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$13,431,790	$13,486,895
Due in 2-5 years	97,740,824	98,279,298
Due in 5-10 years	53,462,561	55,425,119
Due in more than 10 years	66,833,402	72,328,770
Mortgage-backed securities	33,066,449	32,511,163
Redeemable preferred stock	269,214	282,309
Total	$264,704,239	$272,213,552

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $56,741,531, at estimated fair value, of fixed maturity securities with the FHLB at March 31, 2022. These securities are used as collateral on any cash borrowings from the FHLB. As of March 31, 2022, the Company owed $-0- to the FHLB and its estimated maximum borrowing capacity was $52,059,046.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

3) Investments (Continued)

Investment Related Earnings

The following table presents the net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments from investments and other assets.

	Three Months Ended March 31
	2022	2021
Fixed maturity securities:
Gross realized gains	$46,123	$97,622
Gross realized losses	(930)	(24,997)

Equity securities:
Gains (losses) on securities sold	(10,279)	106,569
Unrealized gains and (losses) on securities held at the end of the period	(607,047)	952,030

Other assets:
Gross realized gains	838,508	1,109,358
Gross realized losses	(94,400)	(280,469)
Total	$171,975	$1,960,113

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended March 31
	2022	2021
Proceeds from sales	$455,651	$819,565
Gross realized gains	2,354	59,794
Gross realized losses	(20)	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended March 31
	2022	2021
Fixed maturity securities available for sale	$2,636,216	$2,824,111
Equity securities	123,037	128,229
Mortgage loans held for investment	7,960,178	6,084,417
Real estate held for investment and sale	3,040,033	3,042,829
Policy loans	306,282	232,353
Insurance assignments	5,396,987	5,345,729
Other investments	70,645	13,707
Cash and cash equivalents	75,301	39,594
Gross investment income	19,608,679	17,710,969
Investment expenses	(4,414,373)	(3,417,082)
Net investment income	$15,194,306	$14,293,887

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $476,708 and $161,211 for the three months ended March 31, 2022 and 2021, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $10,169,064 at March 31, 2022 and $10,168,853 at December 31, 2021 (December 31, 2021 amount corrected from that previously reported due to a typographical error). These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at March 31, 2022, other than investments issued or guaranteed by the United States Government.

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

March 31, 2022 (Unaudited)

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

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $137,775,232 and $134,251,205 as of March 31, 2022 and December 31, 2021, respectively. The associated bank loan carrying values totaled $92,644,180 and $85,663,148 as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022 and 2021, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows:

	Net Ending Balance		Total Square Footage
	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Utah (1)	153,457,809	150,105,948	625,920	675,920
Louisiana	2,415,170	2,426,612	31,778	31,778
Mississippi	2,925,758	2,860,775	19,694	19,694

	$158,798,737	$155,393,335	677,392	727,392

(1)	Includes Center53 phase 1 and phase 2

The Company’s commercial real estate held for sale is summarized as follows:

	Net Ending Balance		Total Square Footage
	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Kansas	2,000,000	2,000,000	222,679	222,679
California	389,145	389,145	2,872	2,872
Mississippi (1)	151,553	151,553	-	-

	$2,540,698	$2,540,698	225,551	225,551

(1)	Approximately 93 acres of undeveloped land

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

March 31, 2022 (Unaudited)

3) Investments (Continued)

The Company established Security National Real Estate Services (“SNRE”) to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.

The net ending balance of foreclosed residential real estate included in residential real estate held for investment and sale is $210,963 and $1,190,602 as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022 and 2021 the Company recorded impairment losses on residential real estate held for sale of $94,400 and $-0-, respectively. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows:

	Net Ending Balance
	March 31 2022	December 31 2021
Utah (1)	42,580,341	$41,686,281
Washington (2)	-	286,181
	$42,580,341	$41,972,462

(1)	Includes subdivision land developments
(2)	Improved residential lots

The following table presents additional information regarding the Company’s subdivision land developments in Utah.

	March 31 2022	December 31 2021
Lots developed	68	67
Lots to be developed	548	548
Ending Balance	$42,376,141	$41,479,434

The Company’s residential real estate held for sale is summarized as follows:

	Net Ending Balance
	March 31 2022	December 31 2021
Nevada	$-	$979,640
Texas	200,963	200,962
Ohio	10,000	10,000
Washington (1)	191,781	-
Real estate held for sale	$402,744	$1,190,602

(1)	Improved residential lots

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

3) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of March 31, 2022, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 West Ascension Way, Salt Lake City, UT - Center53 Building 2	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	221,000	50%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	19,694	28%
1818 Marshall Street, Shreveport, LA (1)	Life Insurance Operations	12,274	100%
909 Foisy Street, Alexandria, LA (1)	Life Insurance Sales	8,059	100%
812 Sheppard Street, Minden, LA (1)	Life Insurance Sales	1,560	100%
1550 N 3rd Street, Jena, LA (1)	Life Insurance Sales	1,737	100%

(1)	Included in property and equipment on the consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2022, the Company had 75%, 6%, 4%, 4%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, Nevada, California, and Arizona, respectively. At December 31, 2021, the Company had 70%, 7%, 5%, 4%, 4% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, Nevada and Arizona, respectively.

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

March 31, 2022 (Unaudited)

3) Investments (Continued)

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

March 31, 2022 (Unaudited)

3) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following table presents the valuation allowance for loan losses as a contra-asset account.

	Commercial	Residential	Residential Construction	Total
March 31, 2022
Allowance for credit losses:
Beginning balance - January 1, 2022	$187,129	$1,469,571	$43,202	$1,699,902
Charge-offs	-	-	-	-
Provision	-	(96,226)	-	(96,226)
Ending balance - March 31, 2022	$187,129	$1,373,345	$43,202	$1,603,676

Ending balance: individually evaluated for impairment	$-	$99,036	$-	$99,036

Ending balance: collectively evaluated for impairment	$187,129	$1,274,309	$43,202	$1,504,640

Mortgage loans:
Ending balance - March 31, 2022	$43,251,622	$46,552,738	$193,151,868	$282,956,228

Ending balance: individually evaluated for impairment	$1,736,752	$1,863,882	$-	$3,600,634

Ending balance: collectively evaluated for impairment	$41,514,870	$44,688,856	$193,151,868	$279,355,594

December 31, 2021
Allowance for credit losses:
Beginning balance - January 1, 2021	$187,129	$1,774,796	$43,202	$2,005,127
Charge-offs	-	-	-	-
Provision	-	(305,225)	-	(305,225)
Ending balance - December 31, 2021	$187,129	$1,469,571	$43,202	$1,699,902

Ending balance: individually evaluated for impairment	$-	$105,384	$-	$105,384

Ending balance: collectively evaluated for impairment	$187,129	$1,364,187	$43,202	$1,594,518

Mortgage loans:
Ending balance - December 31, 2021	$51,683,022	$53,533,712	$175,117,783	$280,334,517

Ending balance: individually evaluated for impairment	$1,723,372	$2,548,656	$-	$4,272,028

Ending balance: collectively evaluated for impairment	$49,959,650	$50,985,056	$175,117,783	$276,062,489 (1)

(1)	Amount corrected from that previously reported due to a typographical error.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment.

	Commercial	Residential	Residential Construction	Total
March 31, 2022
30-59 Days Past Due	$-	$1,294,666	$-	$1,294,666
60-89 Days Past Due	-	978,669	-	978,669
Greater Than 90 Days (1)	1,233,200	1,153,957	-	2,387,157
In Process of Foreclosure (1)	503,552	709,925	-	1,213,477
Total Past Due	1,736,752	4,137,217	-	5,873,969
Current	41,514,870	42,415,521	193,151,868	277,082,259
Total Mortgage Loans	43,251,622	46,552,738	193,151,868	282,956,228
Allowance for Loan Losses	(187,129)	(1,373,345)	(43,202)	(1,603,676)
Unamortized deferred loan fees, net	(84,626)	(467,977)	(522,768)	(1,075,371)
Unamortized discounts, net	(244,362)	(120,980)	-	(365,342)
Net Mortgage Loans	$42,735,505	$44,590,436	$192,585,898	$279,911,839

December 31, 2021
30-59 Days Past Due	$-	$3,117,826	$1,363,127	$4,480,953
60-89 Days Past Due	100,204	580,815	-	681,019
Greater Than 90 Days (1)	1,723,372	2,052,062	-	3,775,434
In Process of Foreclosure (1)	-	496,594	-	496,594
Total Past Due	1,823,576	6,247,297	1,363,127	9,434,000
Current	49,859,446	47,286,415	173,754,656	270,900,517
Total Mortgage Loans	51,683,022	53,533,712	175,117,783	280,334,517
Allowance for Loan Losses	(187,129)	(1,469,571)	(43,202)	(1,699,902)
Unamortized deferred loan fees, net	(36,813)	(498,600)	(383,173)	(918,586)
Unamortized discounts, net	(240,614)	(169,369)	-	(409,983)
Net Mortgage Loans	$51,218,466	$51,396,172	$174,691,408	$277,306,046

(1)	Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2022
With no related allowance recorded:
Commercial	$1,736,752	$1,736,752	$-	$1,736,752	$-
Residential	1,046,562	1,046,562	-	1,046,563	-
Residential construction		-	-		-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	817,320	817,320	99,036	817,320	-
Residential construction	-	-	-	-	-

Total:
Commercial	$1,736,752	$1,736,752	$-	$1,736,752	$-
Residential	1,863,882	1,863,882	99,036	1,863,883	-
Residential construction	-	-	-	-	-

December 31, 2021
With no related allowance recorded:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	1,591,368	1,591,368	-	2,731,421	-
Residential construction	-	-	-	100,481	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	957,288	957,288	105,384	726,449	-
Residential construction	-	-	-	-	-

Total:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	2,548,656	2,548,656	105,384	3,457,870	-
Residential construction	-	-	-	100,481	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

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

The Company’s performing and non-performing mortgage loans held for investment are summarized as follows:

	Commercial		Residential		Residential Construction		Total
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Performing	$41,514,870	$49,959,650	$44,688,856	$50,985,056	$193,151,868	$175,117,783	$279,355,594	$276,062,489
Non-performing	1,736,752	1,723,372	1,863,882	2,548,656	-	-	3,600,634	4,272,028

Total	$43,251,622	$51,683,022	$46,552,738	$53,533,712	$193,151,868	$175,117,783	$282,956,228	$280,334,517

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $254,000 and $236,000 as of March 31, 2022 and December 31, 2021, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale.

	As of March 31 2022	As of December 31 2021

Aggregate fair value	$234,012,872	$302,776,827
Unpaid principal balance	228,907,138	294,481,503
Unrealized gain	5,105,734	8,295,324

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended March 31
	2022	2021
Loan fees	$7,087,182	$9,539,956
Interest income	2,031,869	2,311,802
Secondary gains	39,602,614	68,438,933
Change in fair value of loan commitments	2,675,371	314,466
Change in fair value of loans held for sale	(2,746,565)	(6,945,882)
Provision for loan loss reserve	(306,026)	(660,663)
Mortgage fee income	$48,344,445	$72,998,612

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

4) Loans Held for Sale (Continued)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of March 31 2022	As of December 31 2021
Balance, beginning of period	$2,447,139	$20,583,618
Provision on current loan originations (1)	306,026	2,211,230
Charge-offs, net of recaptured amounts	(609,775)	(20,347,709)
Balance, end of period	$2,143,390	$2,447,139

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the three months ended March 31, 2022, $306,026 in reserves were added at a rate of 2.9 basis points per loan, the equivalent of $290 per $1,000,000 in loans originated. This is a decrease over the three months ended March 31, 2021, when reserves of $660,663 were added at a rate of 4.5 basis points per loan originated, the equivalent of $450 per $1,000,000 in loans originated. The unique nature of COVID-19 creates significant difficulty for forecasting potential future losses. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of March 31, 2022, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

5) Stock Compensation Plans

The Company has two fixed option plans (the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $271,747 and $39,153 has been recognized for these plans for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the total unrecognized compensation expense related to the options issued was $610,889.

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

A summary of the status of the Company’s stock compensation plans as of March 31, 2022, and the changes during the three months ended March 31, 2022, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	1,024,351	$4.61	821,146	$5.48
Adjustment for effect of stock dividends	-		-
Granted	4,000		-
Exercised	(50,968)		-
Cancelled	-		-
Outstanding at March 31, 2022	977,383	$4.77	821,146	$5.48

As of March 31, 2022:
Options exercisable	906,258	$4.46	648,646	$4.67

As of March 31, 2022:
Available options for future grant	228,376		16,689

Weighted average contractual term of options outstanding at March 31, 2022	4.44 years		7.00 years

Weighted average contractual term of options exercisable at March 31, 2022	4.03 years		6.57 years

Aggregated intrinsic value of options outstanding at March 31, 2022 (1)	$5,115,622		$3,666,085

Aggregated intrinsic value of options exercisable at March 31, 2022 (1)	$5,017,469		$3,460,285

(1)	The Company used a stock price of $10.00 as of March 31, 2022 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

5) Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of March 31, 2021, and the changes during the three months ended March 31, 2021, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,072,863	$4.33	662,666	$4.73
Adjustment for effect of stock dividends	-		-
Granted	-		-
Exercised	(32,925)		-
Cancelled	-		-
Outstanding at March 31, 2021	1,039,938	$4.34	662,666	$4.73

As of March 31, 2021:
Options exercisable	1,039,938	$4.34	662,666	$4.73

As of March 31, 2021:
Available options for future grant	330,371		266,500

Weighted average contractual term of options outstanding at March 31, 2021	6.28 years		6.71 years

Weighted average contractual term of options exercisable at March 31, 2021	6.28 years		6.71 years

Aggregated intrinsic value of options outstanding at March 31, 2021 (1)	$5,212,677		$3,059,620

Aggregated intrinsic value of options exercisable at March 31, 2021 (1)	$5,212,677		$3,059,620

(1)	The Company used a stock price of $9.35 as of March 31, 2021 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months March 31, 2022 and 2021 was $395,831 and $139,035, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2022	2021
Numerator:
Net earnings	$3,228,718	$12,128,715
Denominator:
Basic weighted-average shares outstanding	20,390,153	20,080,994
Effect of dilutive securities:
Employee stock options	842,367	928,251

Diluted weighted-average shares outstanding	21,232,520	21,009,245

Basic net earnings per share	$0.16	$0.60

Diluted net earnings per share	$0.15	$0.58

For the three months March 31, 2022 and 2021, there were no anti-dilutive employee stock option shares. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2020	16,595,783	2,679,603

Exercise of stock options	27,926	-
Conversion of Class C to Class A	48,527	(48,527)

Outstanding shares at March 31, 2021	16,672,236	2,631,076

Outstanding shares at December 31, 2021	17,642,722	2,866,565

Exercise of stock options	50,223	-
Conversion of Class C to Class A	207	(207)

Outstanding shares at March 31, 2022	17,693,152	2,866,358

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2021. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2022
Revenues from external customers	$41,501,809	$7,463,194	$53,460,904	$-	$102,425,907
Intersegment revenues	1,695,779	182,589	74,709	(1,953,077)	-
Segment profit before income taxes	816,485	2,020,317	1,606,714	-	4,443,516

Identifiable Assets	1,241,160,139	77,002,286	295,671,662	(99,284,078)	1,514,550,009
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	1,243,925,709	79,490,499	295,671,662	(99,284,078)	1,519,803,792

For the Three Months Ended
March 31, 2021
Revenues from external customers	$38,943,834	$6,999,265	$76,715,507	$-	$122,658,606
Intersegment revenues	1,902,052	77,507	161,016	(2,140,575)	-
Segment profit before income taxes	2,695,028	2,700,945	10,959,082	-	16,355,055

Identifiable Assets	1,174,305,180	57,269,639	337,524,300	(84,391,181)	1,484,707,938
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	1,177,070,750	58,023,657	337,524,300	(84,391,181)	1,488,227,526

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

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

The items shown under Level 1 and Level 2 are valued as follows:

Fixed Maturity Securities Available for Sale: The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements (considered Level 3 financial assets), are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments.

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

March 31, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The items shown under Level 3 are valued as follows:

Loans Held for Sale: The Company elected the fair value option for loans held for sale. The fair value is based on quoted market prices, when available. When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets. Fair value is often difficult to determine and may contain significant unobservable inputs.

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

March 31, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2022.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$272,213,552	$-	$270,201,780	$2,011,772
Equity securities	11,511,141	11,511,141	-	-
Loans held for sale	234,012,872	-	-	234,012,872
Restricted assets (1)	1,525,252	-	1,525,252	-
Restricted assets (2)	3,727,966	3,727,966	-	-
Cemetery perpetual care trust investments (1)	745,798	-	745,798	-
Cemetery perpetual care trust investments (2)	2,665,306	2,665,306	-	-
Derivatives - loan commitments (3)	11,282,703	-	-	11,282,703
Total assets accounted for at fair value on a recurring basis	$537,684,590	$17,904,413	$272,472,830	$247,307,347

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(24,129)	$(24,129)	$-	$-
Derivatives - put options (4)	(29,351)	(29,351)	-	-
Derivatives - loan commitments (4)	(1,591,817)	-	-	(1,591,817)
Total liabilities accounted for at fair value on a recurring basis	$(1,645,297)	$(53,480)	$-	$(1,591,817)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2021.

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

March 31, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	3/31/2022	Technique	Input(s)	Value	Value	Average
Loans held for sale	$234,012,872	Market approach	Investor contract pricing as a percentage of unpaid principal balance	91.0%	105.6%	100.3%

Derivatives - loan commitments (net)	9,690,886	Market approach	Pull-through rate	67.4%	95.0%	83.2%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	244 bps	70 bps

Fixed maturity securities available for sale	2,011,772	Broker quotes	Pricing quotes	$96.87	$111.11	$106.79

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three months ending March 31, 2022:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2021	$7,015,515		$302,776,827		$2,023,348
Originations and purchases	-		1,039,216,582		-
Sales, maturities and paydowns	-		(1,132,085,830)		(11,950)
Total gains (losses):
Included in earnings	2,675,371	(1)	24,105,293	(1)	961 (2)
Included in other comprehensive income	-		-		(587)

Balance - March 31, 2022	$9,690,886		$234,012,872		$2,011,772

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three months ending March 31, 2021:

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

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at March 31, 2022.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	718,284	-	-	718,284
Impaired real estate held for sale	191,781	-	-	191,781
Total assets accounted for at fair value on a nonrecurring basis	$910,065	$-	$-	$910,065

The following table summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2021.

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

March 31, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2022 and December 31, 2021.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2022:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$44,590,436	$-	$-	$46,153,365	$46,153,365
Residential construction	192,585,898	-	-	192,585,898	192,585,898
Commercial	42,735,505	-	-	42,783,489	42,783,489
Mortgage loans held for investment, net	$279,911,839	$-	$-	$281,522,752	$281,522,752
Policy loans	13,261,353	-	-	13,261,353	13,261,353
Insurance assignments, net (1)	52,950,602	-	-	52,950,602	52,950,602
Restricted assets (2)	1,971,838	-	-	1,971,838	1,971,838
Cemetery perpetual care trust investments (2)	1,724,903	-	-	1,724,903	1,724,903
Mortgage servicing rights, net	55,583,962	-	-	87,221,362	87,221,362

Liabilities
Bank and other loans payable	$(233,626,919)	$-	$-	$(233,626,919)	$(233,626,919)
Policyholder account balances (3)	(42,541,630)	-	-	(35,587,466)	(35,587,466)
Future policy benefits - annuities (3)	(107,231,307)	-	-	(116,276,319)	(116,276,319)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

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

March 31, 2022 (Unaudited)

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

March 31, 2022 (Unaudited)

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

Call and Put Options Derivatives

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

The following table shows the fair value and notional amounts of derivative instruments.

		March 31, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$902,295,000	$11,282,703	$1,591,817	$862,568,967	$8,563,410	$1,547,895
Call options	Other liabilities	831,250	-	24,129	982,500	-	50,936
Put options	Other liabilities	823,000	-	29,351	362,900	-	4,493
Total		$903,949,250	$11,282,703	$1,645,297	$863,914,367	$8,563,410	$1,603,324

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

10) Derivative Instruments (Continued)

The following table presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)
		Three Months Ended March 31
Derivative	Classification	2022	2021
Loan commitments	Mortgage fee income	$2,675,371	$314,466

Call and put options	Gains on investments and other assets	$61,195	$26,762

11) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranges from $25,000 to $100,000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. See Note 4 to the condensed consolidated financial statements for additional information about the Company’s loan loss reserve.

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

March 31, 2022 (Unaudited)

11) Reinsurance, Commitments and Contingencies (Continued)

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

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of March 31, 2022, the Company was in compliance with all debt covenants.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of March 31, 2022, the Company’s commitments were approximately $335,619,000 for these loans, of which $196,848,609 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.00% per annum. Maturities range between six and eighteen months.

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

March 31, 2022 (Unaudited)

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

The following table presents the MSR activity.

	As of March 31 2022	As of December 31 2021
Amortized cost:
Balance before valuation allowance at beginning of year	$53,060,455	$35,210,516
MSR additions resulting from loan sales	5,675,473	32,701,819
Amortization (1)	(3,151,966)	(14,851,880)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$55,583,962	$53,060,455

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$55,583,962	$53,060,455

Estimated fair value of MSRs at end of period	$87,221,362	$68,811,809

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

12) Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its March 31, 2022 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2021	6,543,930
2022	5,684,434
2023	5,126,410
2024	4,565,886
2025	4,073,817
Thereafter	29,589,485
Total	$55,583,962

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended March 31
	2022	2021
Contractual servicing fees	$4,506,260	$3,387,472
Late fees	100,038	81,050
Total	$4,606,298	$3,468,522

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of March 31 2022	As of December 31 2021
Servicing UPB	$7,398,684,888	$7,060,536,350

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2022	8.80	7.79	9.50
December 31, 2021	11.60	6.64	9.50

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

13) Income Taxes

The Company’s overall effective tax rate for the three months ended March 31, 2022 and 2021 was 27.3% and 25.8%, respectively, which resulted in a provision for income taxes of $1,214,798 and $4,226,340, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes. The increase in the effective tax rate when compared to the prior year is partially due to a larger increase to the valuation allowance in the current period when compared to the prior period year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2022)	$5,298,636	$-	$14,508,022
Closing (3/31/2022)	5,541,120	-	15,270,642
Increase/(decrease)	242,484	-	762,620

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2021)	$4,119,988	$-	$13,080,179
Closing (12/31/2021)	5,298,636	-	14,508,022
Increase/(decrease)	1,178,648	-	1,427,843

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three months ended March 31, 2022 and 2021 was $1,064,104 and $1,135,001, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Three Months Ended March 31
	2022	2021
Major goods/service lines
At-need	$5,866,878	$4,042,020
Pre-need	1,338,843	1,900,106
	$7,205,721	$5,942,126

Timing of Revenue Recognition
Goods transferred at a point in time	$4,180,545	$4,198,673
Services transferred at a point in time	3,025,176	1,743,453
	$7,205,721	$5,942,126

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended March 31
	2022	2021
Net mortuary and cemetery sales	$7,205,721	$5,942,126
Gains (losses) on investments and other assets	(254,525)	798,340
Net investment income	496,459	230,304
Other revenues	15,539	28,495
Revenues from external customers	7,463,194	6,999,265

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

In response to the COVID-19 pandemic, the Company’s life insurance sales force began using virtual and tele sales processes to market products. During the third quarter 2021, the life insurance sales force returned to in person sales, however, it continues to use virtual and tele sales where needed. As of March 31, 2022, approximately 75% of insurance operations office staff were working in the office with the flexibility for hybrid-remote or completely remote working arrangements as needed.

The following table shows the condensed financial results of the insurance operations for three months ended March 31, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2022	2021	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$26,342	$23,350	13%
Net investment income	14,580	13,939	5%
Gains on investments and other assets	108	1,162	(91)%
Other	472	493	(4)%
Total	$41,502	$38,944	7%
Intersegment revenue	$1,696	$1,902	(11)%
Earnings before income taxes	$816	$2,695	(70)%

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the three months ended March 31, 2022 has decreased due to a $2,516,000 increase in future policy benefits, a $1,733,000 increase in selling, general and administrative expenses, a $1,054,000 decrease in gains on investments and other assets primarily due to a decrease in the fair value of equity securities, a $783,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs, a $466,000 increase in interest expense, a $206,000 decrease in intersegment revenue, and a $21,000 decrease in other revenues. This increase was partially offset by a $2,992,000 increase in insurance premiums and other considerations, a $1,182,000 decrease in death, surrenders and other policy benefits, a $642,000 increase in net investment income, and an $86,000 decrease in intersegment interest expense and other expenses.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its nine mortuaries in Utah and three mortuaries in New Mexico. The Company also sells cemetery products and services through its five cemeteries in Utah, one cemetery in San Diego County, California, and one cemetery in Santa Fe, New Mexico. At-need product sales and services are recognized as revenue when the services are performed or when the products are delivered. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed. Recognition of revenue for cemetery land sales occurs when 10% of the purchase price is received.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three months ended March 31, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2022	2021	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$3,766	$2,020	86%
Cemetery revenues	3,440	3,922	(12)%
Net investment income	496	230	116%
Gains (losses) on investments and other assets	(255)	798	(132)%
Other	16	29	(45)%
Total	$7,463	$6,999	7%
Earnings before income taxes	$2,020	$2,701	(25)%

Profitability in the three months ended March 31, 2022 has decreased due to a $1,092,000 increase in selling, general and administrative expenses, a $1,053,000 decrease in gains on investments and other assets primarily attributable to a $579,000 decrease in gains on real estate sales and a $495,000 decrease in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments, a $561,000 decrease in cemetery pre-need sales, an $85,000 increase in costs of goods sold, a $54,000 increase in intersegment interest expense and other expenses, a $37,000 increase in amortization of deferred policy acquisition costs, and a $13,000 decrease in other revenues. This increase was partially offset by a $1,746,000 increase in mortuary at-need sales, a $266,000 increase in net investment income, a $105,000 increase in intersegment revenues, a $79,000 increase in cemetery at-need sales, and an $18,000 decrease in interest expense.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 59% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer. In December 2021, the Company ceased operations in EverLEND Mortgage and merged its operations into SecurityNational Mortgage.

For the three months ended March 31, 2022 and 2021, SecurityNational Mortgage originated 3,356 loans ($1,039,217,000 total volume) and 5,361 loans ($1,415,821,000 total volume), respectively. For the three months ended March 31, 2021, EverLEND Mortgage originated 110 loans ($34,020,000 total volume).

In response to the COVID-19 pandemic, the mortgage operations has integrated employee work from home accommodations into its standard operating procedures. A large percentage of fulfillment employees are in office however the flexibility remains to accommodate in office or work from home functionality.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2022	2021	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$39,603	$68,439	(42%)
Income from loan originations	8,813	11,192	(21%)
Change in fair value of loans held for sale	(2,747)	(6,946)	(60%)
Change in fair value of loan commitments	2,675	314	752%
Net investment income	118	125	(6%)
Gains on investments and other assets	319	-	100%
Other	4,680	3,592	30%
Total	$53,461	$76,716	(30%)
Earnings before income taxes	$1,607	$10,959	(85%)

Included in other revenues is service fee income. Profitability for the three months ended March 31, 2022 has decreased due to a $28,836,000 decrease in secondary gains from investors, a $2,733,000 decrease in income from loan originations, a $1,224,000 increase in personnel expenses, an $86,000 decrease in intersegment revenues, and a $7,000 decrease in net investment income. This increase was partially offset by a $12,811,000 decrease in commissions, a $4,199,000 increase in the fair value of loans held for sale, a $2,361,000 increase in the fair value of loan commitments, a $1,088,000 increase in other revenues, a $943,000 decrease in other expenses, a $546,000 decrease in interest expense, a $505,000 decrease in advertising expenses, a $355,000 decrease in the provision for loan loss reserve, a $319,000 increase in gains on investments and other assets, a $155,000 decrease in intersegment interest expense and other expenses, a $132,000 decrease in rent and rent related expenses, a $98,000 decrease in costs related to funding mortgage loans, and a $22,000 decrease in depreciation on property and equipment.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of March 31, 2022 and December 31, 2021, the balances were $2,143,390 and $2,447,139, respectively.

Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total revenues decreased by $20,233,000, or 16.5%, to $102,426,000 for the three months ended March 31, 2022, from $122,659,000 for the comparable period in 2021. Contributing to this decrease in total revenues was a $24,654,000 decrease in mortgage fee income and a $1,788,000 decrease in gains on investments and other assets. This decrease was partially offset by a $2,992,000 increase in insurance premiums and other considerations, a $1,264,000 increase in net mortuary and cemetery sales, a $1,054,000 increase in other revenues, and a $900,000 increase in net investment income.

Mortgage fee income decreased by $24,654,000, or 33.8%, to $48,345,000, for the three months ended March 31, 2022, from $72,999,000 for the comparable period in 2021. This decrease was primarily due to a $28,836,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market and a $2,378,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve. This decrease in mortgage fee income was partially offset by a $4,199,000 increase in the fair value of loans held for sale and a $2,361,000 increase in the fair value of loan commitments.

Insurance premiums and other considerations increased by $2,992,000, or 12.8%, to $26,342,000 for the three months ended March 31, 2022, from $23,350,000 for the comparable period in 2021. This increase was due to an increase of $1,691,000 in first year premiums as a result of increased insurance sales and an increase of $1,300,366 in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $900,000, or 6.3%, to $15,194,000 for the three months ended March 31, 2022, from $14,294,000 for the comparable period in 2021. This increase was primarily attributable to a $1,876,000 increase in mortgage loan interest, a $74,000 increase in policy loan income, a $57,000 increase in income on other investments, a $51,000 increase in insurance assignment income, and a $36,000 increase in interest on cash and cash equivalents. This increase was partially offset by a $997,000 increase in investment expenses, and a $188,000 decrease in fixed maturity securities income.

Net mortuary and cemetery sales increased by $1,264,000, or 21.3%, to $7,206,000 for the three months ended March 31, 2022, from $5,942,000 for the comparable period in 2021. This increase was primarily due to a $1,746,000 increase in cemetery at-need sales and a $79,000 increase in mortuary at-need sales. This increase was partially offset by a $561,000 decrease in cemetery pre-need sales.

Gains on investments and other assets decreased by $1,788,000, or 91.2%, to $172,000 for the three months ended March 31, 2022, from $1,960,000 for the comparable period in 2021. This decrease in gains on investments and other assets was primarily due to a $1,676,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities, an $85,000 decrease in gains on other assets, and a $27,000 decrease in gains on fixed maturity securities.

Other revenues increased by $1,054,000, or 25.6%, to $5,168,000 for the three months ended March 31, 2022, from $4,114,000 for the comparable period in 2021. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $97,982,000, or 95.7% of total revenues, for the three months ended March 31, 2022, as compared to $106,304,000, or 86.7% of total revenues, for the comparable period in 2021.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,335,000 or 5.6%, to $24,979,000 for the three months ended March 31, 2022, from $23,644,000 for the comparable period in 2021. This increase was primarily the result of a $2,516,000 increase in future policy benefits and a $246,000 increase in surrender and other policy benefits. This increase was partially offset by a $1,427,000 decrease in death benefits ($1,646,698 for COVID-19 related deaths).

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $819,000, or 22.9%, to $4,396,000 for the three months ended March 31, 2022, from $3,577,000 for the comparable period in 2021. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $10,462,000, or 13.7%, to $65,695,000 for the three months ended March 31, 2022, from $76,157,000 for the comparable period in 2021. This increase was primarily the result of a $12,827,000 decrease in commissions, a $207,000 decrease in rent and rent related expenses, a $98,000 decrease in costs related to funding mortgage loans, and an $89,000 decrease in advertising expenses. This decrease was partially offset by a $2,503,000 increase in personnel expenses, a $142,000 increase in other expenses, and a $114,000 increase in depreciation on property and equipment.

Interest expense decreased by $98,000, or 5.4%, to $1,727,000 for the three months ended March 31, 2022, from $1,825,000 for the comparable period in 2021. This decrease was primarily due to a decrease of $546,000 in interest expense on mortgage warehouse lines for loans held for sale. This decrease was partially offset by a $448,000 increase in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries increased by $85,000, or 7.7%, to $1,185,000 for the three months ended March 31, 2022, from $1,100,000 for the comparable period in 2021. This increase was primarily due to a $300,000 increase in mortuary at-need sales. This increase was partially offset by a $35,000 decrease in cemetery at-need sales and a $180,000 decrease in cemetery pre-need sales.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees from mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy caused by the COVID-19 pandemic may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the three months ended March 31, 2022 and 2021, the Company’s operations provided cash of $72,509,000 and provided cash of $100,976,000, respectively. This decrease in cash provided by operations was due primarily to decreased proceeds from the sale of mortgage loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $271,931,000 (at estimated fair value) and $259,005,000 (at estimated fair value) as of March 31, 2022 and December 31, 2021, respectively. This represented 32.1% and 31.5% of the total investments as of March 31, 2022, and December 31, 2021, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2022, 3.5% (or $9,597,000) and at December 31, 2021, 3.9% (or $9,991,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2022 and December 31, 2021, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $525,928,000 as of March 31, 2022, as compared to $551,054,000 as of December 31, 2021. Stockholders’ equity as a percent of total capitalization was 55.6% and 54.4% as of March 31, 2022 and December 31, 2021, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2021 was 4.8% as compared to a rate of 5.9% for 2020. The 2022 lapse rate to date has been approximately the same as 2021.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $81,822,000 and $82,823,000 as of March 31, 2022 and December 31, 2021, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

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

Like most businesses, COVID-19 has impacted the Company, including the temporary adoption of work from home arrangements and a restructuring of selling techniques for its products and services. The Company also experienced increased expenses for cleaning services of its offices. Throughout 2021 and the first quarter of 2022, the Company continues to adapt to the impact of COVID-19 and its related economic effects. The Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, and results of operations, it may also have the effect of heightening many of the other Company risks. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2022, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Stock Repurchase Plan was amended in December 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. The repurchased shares of Class A common stock will be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

The following table shows the Company’s repurchase activity during the three months ended March 31, 2022 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
1/1/2022-1/31/2022	24,425	$9.29	-	531,960
2/1/2022-2/28/2022	48,427	9.70	-	483,533
3/1/2022-3/31/2022	3,604	9.79	-	479,929

Total	76,456	$9.52	-	479,929

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

(a)(3)	Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

	3.1	Amended and Restated Articles of Incorporation (4)
	3.2	Amended and Restated Bylaws (6)
	4.1	Specimen Class A Stock Certificate (1)
	4.2	Specimen Class C Stock Certificate (1)
	4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
	10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
	10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)
	10.3	Amended and Restated 2014 Director Stock Option Plan (7)
	10.4	Employment Agreement with Scott M. Quist (2)
	10.5	Stock Repurchase Plan (5)
	14	Code of Business Conduct and Ethics (6)
	21	Subsidiaries of the Registrant (8)
	31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.xml	Instance Document
	101.xsd	Taxonomy Extension Schema Document
	101.cal	Taxonomy Extension Calculation Linkbase Document
	101.def	Taxonomy Extension Definition Linkbase Document
	101.lab	Taxonomy Extension Label Linkbase Document
	101.pre	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(3)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(4)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(6)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(7)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020
(8)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: May 16, 2022	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

