Form 10-Q
period 2022-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2022-08-15
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

As of August 9, 2022, the registrant had 18,717,540 shares of Class A Common Stock, $2.00 par value, outstanding and 2,889,859 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2022

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

	June 30 2022 (Unaudited)	December 31 2021
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $276,404,869 and $236,303,310 for 2022 and 2021)	$270,676,282	$259,287,603
Equity securities at estimated fair value (cost of $9,730,028 and $8,275,772 for 2022 and 2021)	11,198,403	11,596,414
Mortgage loans held for investment (net of allowances for loan losses of $1,476,895 and $1,699,902 for 2022 and 2021)	274,691,626	277,306,046
Real estate held for investment (net of accumulated depreciation of $20,686,607 and $17,692,038 for 2022 and 2021)	196,555,705	197,365,797
Real estate held for sale	2,741,660	3,731,300
Other investments and policy loans (net of allowances for doubtful accounts of $1,800,076 and $1,686,218 for 2022 and 2021)	66,410,188	67,955,155
Accrued investment income	8,240,805	6,313,012
Total investments	830,514,669	823,555,327
Cash and cash equivalents	131,296,538	131,354,470
Loans held for sale at estimated fair value	209,860,409	302,776,827
Receivables (net of allowances for doubtful accounts of $1,742,118 and $1,800,725 for 2022 and 2021)	19,966,704	18,316,116
Restricted assets (including $5,592,898 and $5,205,510 for 2022 and 2021 at estimated fair value)	17,531,716	16,938,122
Cemetery perpetual care trust investments (including $3,095,338 and $4,087,245 for 2022 and 2021 at estimated fair value)	7,533,312	7,835,721
Receivable from reinsurers	14,767,274	14,850,608
Cemetery land and improvements	9,036,805	8,977,877
Deferred policy and pre-need contract acquisition costs	107,247,714	105,049,983
Mortgage servicing rights, net	56,289,255	53,060,455
Property and equipment, net	20,943,549	21,517,598
Value of business acquired	10,418,912	8,421,432
Goodwill	5,253,783	5,253,783
Other	31,507,175	29,684,987

Total Assets	$1,472,167,815	$1,547,593,306

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30 2022 (Unaudited)	December 31 2021
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$875,727,865	$863,274,693
Unearned premium reserve	2,944,116	3,060,738
Bank and other loans payable	200,344,907	251,286,927
Deferred pre-need cemetery and mortuary contract revenues	15,519,297	14,508,022
Cemetery perpetual care obligation	5,016,085	4,915,285
Accounts payable	5,915,042	10,166,573
Other liabilities and accrued expenses	59,206,675	69,578,138
Income taxes	27,008,773	31,036,096
Total liabilities	1,191,682,760	1,247,826,472

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; issued 18,678,688 shares in 2022 and 17,642,722 shares in 2021	37,357,376	35,285,444
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; issued 2,928,711 shares in 2022 and 2,866,565 shares in 2021	5,857,422	5,733,130
Additional paid-in capital	64,657,027	57,985,947
Accumulated other comprehensive income (loss), net of taxes	(4,430,367)	18,070,448
Retained earnings	183,273,171	184,537,489
Treasury stock at cost - 746,778 Class A shares and 34,016 Class C shares in 2022; and 108,079 Class A shares and 109,193 Class C shares in 2021	(6,229,574)	(1,845,624)

Total stockholders’ equity	280,485,055	299,766,834

Total Liabilities and Stockholders’ Equity	$1,472,167,815	$1,547,593,306

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues:
Mortgage fee income	$42,030,898	$65,157,813	$90,375,343	$138,156,425
Insurance premiums and other considerations	25,911,995	24,959,028	52,253,947	48,309,238
Net investment income	15,971,288	14,177,318	31,165,594	28,471,205
Net mortuary and cemetery sales	7,250,503	6,318,398	14,456,224	12,260,524
Gains (losses) on investments and other assets	(914,395)	1,477,204	(742,420)	3,437,317
Other	5,316,365	4,660,554	10,483,873	8,774,212
Total revenues	95,566,654	116,750,315	197,992,561	239,408,921

Benefits and expenses:
Death benefits	14,839,044	14,844,067	31,723,750	33,156,073
Surrenders and other policy benefits	1,153,767	670,957	2,476,935	1,748,601
Increase in future policy benefits	6,600,443	7,400,716	13,371,544	11,655,374
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,053,109	3,654,061	8,449,522	7,230,926
Selling, general and administrative expenses:
Commissions	18,397,337	29,893,565	38,299,539	62,623,245
Personnel	25,504,950	24,328,690	52,379,714	48,700,195
Advertising	1,595,738	1,597,067	3,307,533	3,398,065
Rent and rent related	1,702,262	1,874,348	3,361,532	3,740,246
Depreciation on property and equipment	628,305	473,478	1,243,849	975,123
Costs related to funding mortgage loans	2,044,637	2,739,500	4,884,100	5,676,725
Other	11,174,128	12,029,714	23,265,764	23,979,578
Interest expense	1,900,249	1,694,012	3,627,564	3,519,611
Cost of goods and services sold-mortuaries and cemeteries	1,242,839	872,788	2,427,853	1,972,752
Total benefits and expenses	90,836,808	102,072,963	188,819,199	208,376,514

Earnings before income taxes	4,729,846	14,677,352	9,173,362	31,032,407
Income tax expense	(1,155,397)	(3,419,873)	(2,370,195)	(7,646,213)

Net earnings	$3,574,449	$11,257,479	$6,803,167	$23,386,194

Net earnings per Class A Equivalent common share (1)	$0.17	$0.53	$0.32	$1.11

Net earnings per Class A Equivalent common share- assuming dilution (1)	$0.16	$0.51	$0.31	$1.07

Weighted-average Class A equivalent common shares outstanding (1)	21,184,688	21,098,789	21,282,747	21,085,669

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	22,017,830	21,922,847	22,133,879	21,953,019

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net earnings	$3,574,449	$11,257,479	$6,803,167	$23,386,194
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$(12,995,132)	4,734,692	(28,322,034)	(2,071,211)
Unrealized gains (losses) on restricted assets	(43,169)	2,698	(115,118)	(7,731)
Unrealized gains (losses) on cemetery perpetual care trust investments	(15,868)	1,939	(53,225)	(6,258)
Foreign currency translation adjustments	—	—	—	2,835
Other comprehensive gain (loss), before income tax	(13,054,169)	4,739,329	(28,490,377)	(2,082,365)
Income tax benefit (expense)	2,743,684	(995,442)	5,989,562	437,730
Other comprehensive gain (loss), net of income tax	(10,310,485)	3,743,887	(22,500,815)	(1,644,635)
Comprehensive income (loss)	$(6,736,036)	$15,001,366	$(15,697,648)	$21,741,559

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2022

				Accumulated
	Class A	Class C	Additional	Other
	Common	Common	Paid-	Comprehensive	Retained	Treasury
	Stock	Stock	in Capital	Income (loss)	Earnings	Stock	Total

January 1, 2022	$35,285,444	$5,733,130	$57,985,947	$18,070,448	$184,537,489	$(1,845,624)	$299,766,834

Net earnings	—	—	—	—	3,228,718	—	3,228,718
Other comprehensive loss	—	—	—	(12,190,330)	—	—	(12,190,330)
Stock-based compensation expense	—	—	271,747	—	—	—	271,747
Exercise of stock options	100,446	—	(8,487)	—	—	—	91,959
Sale of treasury stock	—	—	24,055	—	—	1,880,125	1,904,180
Purchase of treasury stock	—	—	106,176	—	—	(878,417)	(772,241)
Conversion Class C to Class A	414	(414)	—	—	—	—	—
March 31, 2022	$35,386,304	$5,732,716	$58,379,438	$5,880,118	$187,766,207	$(843,916)	$292,300,867

Net earnings	—	—	—	—	3,574,449	—	3,574,449
Other comprehensive loss	—	—	—	(10,310,485)	—	—	(10,310,485)
Stock-based compensation expense	—	—	220,175	—	—	—	220,175
Exercise of stock options	37,746	—	(2,440)	—	—	—	35,306
Sale of treasury stock	—	—	50,401	—	—	1,119,392	1,169,793
Purchase of treasury stock	—	—	—	—	—	(6,505,050)	(6,505,050)
Conversion Class C to Class A	154,218	(154,218)	—	—	—	—	—
Stock dividends	1,779,108	278,924	6,009,453	—	(8,067,485)	—	—
June 30, 2022	$37,357,376	$5,857,422	$64,657,027	$(4,430,367)	$183,273,171	$(6,229,574)	$280,485,055

	Six Months Ended June 30, 2021
				Accumulated
	Class A	Class C	Additional	Other
	Common	Common	Paid-	Comprehensive	Retained	Treasury
	Stock	Stock	in Capital	Income (loss)	Earnings	Stock	Total

January 1, 2021	$33,191,566	$5,359,206	$50,287,253	$23,243,133	$153,739,167	$(1,833,272)	$263,987,053

Net earnings	—	—	—	—	12,128,715	—	12,128,715
Other comprehensive loss	—	—	—	(5,388,522)	—	—	(5,388,522)
Stock-based compensation expense	—	—	39,153	—	—	—	39,153
Exercise of stock options	55,852	—	33,401	—	—	—	89,253
Sale of treasury stock	—	—	290,381	—	—	1,632,041	1,922,422
Purchase of treasury stock	—	—	—	—	—	(910,233)	(910,233)
Conversion Class C to Class A	97,054	(97,054)	—	—	—	—	—
March 31, 2021	$33,344,472	$5,262,152	$50,650,188	$17,854,611	$165,867,882	$(1,111,464)	$271,867,841

Net earnings	—	—	—	—	11,257,479	—	11,257,479
Other comprehensive income	—	—	—	3,743,887	—	—	3,743,887
Exercise of stock options	106,044	—	7,655	—	—	—	113,699
Sale of treasury stock	—	—	(38,048)	—	—	1,499,862	1,461,814
Purchase of treasury stock	—	—	—	—	—	(2,596,006)	(2,596,006)
Stock dividends	1,672,526	263,108	6,774,719	—	(8,710,354)	—	(1)
June 30, 2021	$35,123,042	$5,525,260	$57,394,514	$21,598,498	$168,415,007	$(2,207,608)	$285,848,713

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2022	2021
Cash flows from operating activities:
Net cash provided by operating activities	$97,638,887	$124,476,144

Cash flows from investing activities:
Purchases of fixed maturity securities	(49,382,284)	(2,758,463)
Sales, calls and maturities of fixed maturity securities	9,286,436	34,388,575
Purchases of equity securities	(3,166,256)	(635,843)
Sales of equity securities	1,918,057	2,885,620
Net changes in restricted assets	(635,844)	514,085
Net changes in perpetual care trusts	330,999	140,092
Mortgage loans held for investment, other investments and policy loans made	(382,449,025)	(399,597,382)
Payments received for mortgage loans held for investment, other investments and policy loans	386,898,902	398,670,420
Purchases of property and equipment	(706,058)	(3,342,889)
Sale of property and equipment	64,579	—
Purchases of real estate	(11,853,775)	(49,123,963)
Sales of real estate	13,549,696	10,022,114
Net cash used in investing activities	(36,144,573)	(8,837,634)

Cash flows from financing activities:
Investment contract receipts	5,770,353	5,865,484
Investment contract withdrawals	(8,160,796)	(7,699,546)
Proceeds from stock options exercised	127,265	202,952
Purchases of treasury stock	(7,277,291)	(3,506,239)
Repayment of bank loans	(45,217,295)	(53,878,750)
Proceeds from bank loans	59,618,052	72,702,425
Net change in warehouse line borrowings for loans held for sale	(65,362,776)	(84,737,685)
Net cash used in financing activities	(60,502,488)	(71,051,359)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	991,826	44,587,151

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	141,414,282	115,465,086

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$142,406,108	$160,052,237

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,568,862	$3,759,561
Income taxes	407,958	2,573,137

Non Cash Operating, Investing and Financing Activities:
Benefit plans funded with treasury stock	$3,073,973	$3,384,236
Accrued real estate construction costs and retainage	1,782,556	5,776,672
Right-of-use assets obtained in exchange for operating lease liabilities	732,005	1,974,832
Mortgage loans held for investment foreclosed into real estate held for investment	—	730,116
Transfer of loans held for sale to mortgage loans held for investment	—	201,951

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Six Months Ended June 30
	2022	2021
Cash and cash equivalents	$131,296,538	$149,209,290
Restricted assets	9,654,673	10,194,202
Cemetery perpetual care trust investments	1,454,897	648,745

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$142,406,108	$160,052,237

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements June 30, 2022 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

COVID-19. During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19, and its variants, pose a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company continues to closely monitor developments relating to the ongoing COVID-19 pandemic and assess its impact on the Company’s business. The continued uncertainty surrounding the COVID-19 pandemic has had and continues to have a significant impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus and its variants, which include the implementation of travel bans, self-imposed quarantine periods, social distancing, and various mask and vaccine mandates. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. Most monetary and fiscal interventions have been significantly curtailed.

Like most businesses, COVID-19 has impacted the Company, including the temporary adoption of work from home arrangements and a restructuring of selling techniques for its products and services. The Company also experienced increased expenses for cleaning services of its offices. Throughout 2021 and 2022, the Company continued to adapt to the impact of COVID-19 and its related economic effects. The Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations and cash flows, it may also have the effect of heightening many other risks to the Company. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

The Company has implemented risk management, business continuity plans and has taken preventive measures and other precautions, including some remote work arrangements. Such measures and precautions have enabled the Company to continue to conduct business.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

3) Investments

The Company’s investments as of June 30, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$51,273,582	$61,437	$(1,160,899)	$50,174,120

Obligations of states and political subdivisions	6,051,648	69,721	(163,527)	5,957,842

Corporate securities including public utilities	187,219,967	3,656,829	(6,622,423)	184,254,373

Mortgage-backed securities	31,598,530	191,301	(1,772,065)	30,017,766

Redeemable preferred stock	261,142	11,039	-	272,181

Total fixed maturity securities available for sale	$276,404,869	$3,990,327	$(9,718,914)	$270,676,282

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,730,028	$2,309,512	$(841,137)	$11,198,403

Total equity securities at estimated fair value	$9,730,028	$2,309,512	$(841,137)	$11,198,403

Mortgage loans held for investment at amortized cost:
Residential	$40,355,630
Residential construction	203,130,224
Commercial	34,050,215
Less: Unamortized deferred loan fees, net	(1,015,336)
Less: Allowance for loan losses	(1,476,895)
Less: Net discounts	(352,212)

Total mortgage loans held for investment	$274,691,626

Real estate held for investment - net of accumulated depreciation:
Residential	$38,486,971
Commercial	158,068,734

Total real estate held for investment	$196,555,705

Real estate held for sale:
Residential	$200,962
Commercial	2,540,698

Total real estate held for sale	$2,741,660

Other investments and policy loans at amortized cost:
Policy loans	$13,130,188
Insurance assignments	43,314,500
Federal Home Loan Bank stock (1)	2,588,400
Other investments	9,177,176
Less: Allowance for doubtful accounts	(1,800,076)

Total policy loans and other investments	$66,410,188

Accrued investment income	$8,240,805

Total investments	$830,514,669

(1)	Includes $937,600 of Membership stock and $1,650,800 of Activity stock due to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following table summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value at June 30, 2022 and at December 31, 2021. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Combined Unrealized Loss	Combined Fair Value
At June 30, 2022
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$1,160,899	$48,902,750	$-	$-	$1,160,899	$48,902,750
Obligations of States and Political Subdivisions	163,527	3,492,894	-	-	163,527	3,492,894
Corporate Securities	5,750,763	109,748,965	871,660	3,502,210	6,622,423	113,251,175
Mortgage and other asset-backed securities	1,533,826	23,709,933	238,239	1,576,104	1,772,065	25,286,037
Totals	$8,609,015	$185,854,542	$1,109,899	$5,078,314	$9,718,914	$190,932,856

At December 31, 2021
Obligations of States and Political Subdivisions	$1,989	$548,715	$-	$-	$1,989	$548,715
Corporate Securities	73,507	4,638,750	280,161	3,771,813	353,668	8,410,563
Mortgage and other asset-backed securities	72,952	7,934,760	88,380	1,582,804	161,332	9,517,564
Totals	$148,448	$13,122,225	$368,541	$5,354,617	$516,989	$18,476,842

There were 508 securities with fair value of 95.2% of aggregate amortized cost at June 30, 2022. There were 55 securities with fair value of 97.3% of aggregate amortized cost at December 31, 2021. No additional credit losses have been recognized for the three and six months ended June 30, 2022 and 2021, since the increase in unrealized losses is primarily a result of the recent rise in interest rates.

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

June 30, 2022 (Unaudited)

3) Investments (Continued)

The following table presents a rollforward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale.

	2022	2021
Balance of credit-related OTTI at January 1	$264,977	$370,975

Additions for credit impairments recognized on:
Securities not previously impaired	-	-
Securities previously impaired	-	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	(39,502)	-
Securities due to an increase in expected cash flows	-	-

Balance of credit-related OTTI at June 30	$225,475	$370,975

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at June 30, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$12,212,759	$12,193,769
Due in 2-5 years	96,106,175	94,530,894
Due in 5-10 years	59,527,119	58,074,435
Due in more than 10 years	76,699,144	75,587,237
Mortgage-backed securities	31,598,530	30,017,766
Redeemable preferred stock	261,142	272,181
Total	$276,404,869	$270,676,282

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company had pledged a total of $56,103,252, at estimated fair value, of fixed maturity securities with the FHLB at June 30, 2022. These securities are used as collateral on any cash borrowings from the FHLB. As of June 30, 2022, the Company owed nil to the FHLB and its estimated maximum borrowing capacity was $51,524,955.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

3) Investments (Continued)

Investment Related Earnings

The following table presents the net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments from investments and other assets.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Fixed maturity securities:
Gross realized gains	$129,512	$188,266	$175,635	$273,659
Gross realized losses	(9,828)	(2,119)	(10,758)	(14,886)

Equity securities:
Gains on securities sold	81,596	146,011	71,317	252,580
Unrealized gains and (losses) on securities held at the end of the period	(2,106,375)	490,394	(2,713,422)	1,442,424

Other assets:
Gross realized gains	994,522	737,443	1,833,030	1,846,801
Gross realized losses	(3,822)	(82,791)	(98,222)	(363,261)
Total	$(914,395)	$1,477,204	$(742,420)	$3,437,317

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Proceeds from sales	$233,000	$1,163,366	$688,651	$1,982,931
Gross realized gains	-	149,338	2,354	209,132
Gross realized losses	(7,825)	-	(7,845)	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Fixed maturity securities available for sale	$2,811,650	$2,698,011	$5,447,866	$5,522,122
Equity securities	119,798	106,041	242,834	234,270
Mortgage loans held for investment	9,244,464	6,902,466	17,204,642	12,986,883
Real estate held for investment and sale	4,012,192	3,002,650	7,052,226	6,045,479
Policy loans	207,301	232,135	513,583	464,488
Insurance assignments	4,093,723	4,171,318	9,490,710	9,517,047
Other investments	98,361	39,299	169,006	53,006
Cash and cash equivalents	108,431	34,030	183,732	73,624
Gross investment income	20,695,920	17,185,950	40,304,599	34,896,919
Investment expenses	(4,724,632)	(3,008,632)	(9,139,005)	(6,425,714)
Net investment income	$15,971,288	$14,177,318	$31,165,594	$28,471,205

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $730,534 and $190,668 for the three months ended June 30, 2022 and 2021, respectively, and of $1,207,243 and $351,879 for the six months ended June 30, 2022 and 2021, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit with regulatory authorities as required by law amounted to $10,114,458 at June 30, 2022 and $10,168,853 at December 31, 2021 (the December 31, 2021 amount has been corrected from that previously reported due to a typographical error). These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at June 30, 2022, other than investments issued or guaranteed by the United States Government.

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

June 30, 2022 (Unaudited)

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

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $134,069,866 and $134,251,205 as of June 30, 2022 and December 31, 2021, respectively. The associated bank loan carrying values totaled $100,503,091 and $85,663,148 as of June 30, 2022 and December 31, 2021, respectively.

During the three and six months ended June 30, 2022 and 2021, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows:

	Net Ending Balance		Total Square Footage
	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Utah (1)	152,758,740	150,105,948	625,920	625,920
Louisiana	2,403,729	2,426,612	31,778	31,778
Mississippi	2,906,265	2,860,775	19,694	19,694

	$158,068,734	$155,393,335	677,392	677,392

(1)	Includes Center53 phase 1 and phase 2

The Company’s commercial real estate held for sale is summarized as follows:

	Net Ending Balance		Total Square Footage
	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Kansas	2,000,000	2,000,000	222,679	222,679
California	389,145	389,145	2,872	2,872
Mississippi (1)	151,553	151,553	-	-

	$2,540,698	$2,540,698	225,551	225,551

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

June 30, 2022 (Unaudited)

3) Investments (Continued)

The Company established Security National Real Estate Services (“SNRE”) to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the portfolio of homes across the country.

The net ending balance of foreclosed residential real estate included in residential real estate held for sale was $200,962 and $1,190,602 as of June 30, 2022 and December 31, 2021, respectively.

During the three months ended June 30, 2022 and 2021 the Company did not record any impairment losses on residential real estate held for sale or held for investment. During the six months ended June 30, 2022 and 2021 the Company recorded impairment losses on residential real estate held for sale of $94,400 and nil, respectively. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows:

	Net Ending Balance
	June 30 2022	December 31 2021
Utah (1)	38,486,971	$41,686,281
Washington (2)	-	286,181
	$38,486,971	$41,972,462

(1)	Includes subdivision land developments
(2)	Improved residential lots

The following table presents additional information regarding the Company’s subdivision land developments in Utah.

	June 30 2022	December 31 2021
Lots developed	48	67
Lots to be developed	1,348	548
Ending Balance	$38,285,419	$41,479,434

The Company’s residential real estate held for sale is summarized as follows:

	Net Ending Balance
	June 30 2022	December 31 2021
Texas	$200,962	$200,962
Nevada	-	979,640
Ohio	-	10,000
	$200,962	$1,190,602

These properties are all actively being marketed with the assistance of residential real estate brokers in the markets where the properties are located. The Company expects these properties to sell within the coming 12 months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

3) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of June 30, 2022, real estate owned and occupied by the Company is summarized as follows:

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

(1)	Included in property and equipment on the consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2022, the Company had 79%, 5%, 4%, 4%, 2% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Nevada, and Arizona, respectively. At December 31, 2021, the Company had 70%, 7%, 5%, 4%, 4% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, Nevada and Arizona, respectively.

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

Mortgage loans are secured by the underlying property and require an appraisal at the time of underwriting and funding. Generally, the Company will fund a loan not to exceed 80% of the fair market value of the loan’s collateral. Amounts over 80% will require additional collateral or mortgage insurance by an approved third-party insurer.

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

June 30, 2022 (Unaudited)

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

Commercial - Underwritten in accordance with the Company’s policies to determine the borrower’s ability to repay the obligation as agreed. Commercial loans are made primarily based on the underlying collateral supporting the loan. Accordingly, the repayment of a commercial loan depends primarily on the collateral and its ability to generate income and secondarily on the borrower’s (or guarantors) ability to repay.

Residential — Secured by family dwelling units. These loans are secured by first and second mortgages on the unit. The borrower’s ability to repay is sensitive to the life events and general economic condition of the region. Where loan to value exceeds 80%, the loan is generally guaranteed by private mortgage insurance, FHA or VA.

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

June 30, 2022 (Unaudited)

3) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following table presents the valuation allowance for loan losses as a contra-asset account.

	Commercial	Residential	Residential Construction	Total
June 30, 2022
Allowance for credit losses:
Beginning balance - January 1, 2022	$187,129	$1,469,571	$43,202	$1,699,902
Charge-offs	-	-	-	-
Provision	-	(223,007)	-	(223,007)
Ending balance - June 30, 2022	$187,129	$1,246,564	$43,202	$1,476,895

Ending balance: individually evaluated for impairment	$-	$63,310	$-	$63,310

Ending balance: collectively evaluated for impairment	$187,129	$1,183,254	$43,202	$1,413,585

Mortgage loans:
Ending balance - June 30, 2022	$34,050,215	$40,355,630	$203,130,224	$277,536,069

Ending balance: individually evaluated for impairment	$501,949	$1,294,512	$415,904	$2,212,365

Ending balance: collectively evaluated for impairment	$33,548,266	$39,061,118	$202,714,320	$275,323,704

December 31, 2021
Allowance for credit losses:
Beginning balance - January 1, 2021	$187,129	$1,774,796	$43,202	$2,005,127
Charge-offs	-	-	-	-
Provision	-	(305,225)	-	(305,225)
Ending balance - December 31, 2021	$187,129	$1,469,571	$43,202	$1,699,902

Ending balance: individually evaluated for impairment	$-	$105,384	$-	$105,384

Ending balance: collectively evaluated for impairment	$187,129	$1,364,187	$43,202	$1,594,518

Mortgage loans:
Ending balance - December 31, 2021	$51,683,022	$53,533,712	$175,117,783	$280,334,517

Ending balance: individually evaluated for impairment	$1,723,372	$2,548,656	$-	$4,272,028

Ending balance: collectively evaluated for impairment	$49,959,650	$50,985,056	$175,117,783	$276,062,489 (1)

(1)	Amount corrected from that previously reported due to a typographical error.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment.

	Commercial	Residential	Residential Construction	Total
June 30, 2022
30-59 Days Past Due	$2,824,716	$2,433,116	$683,087	$5,940,919
60-89 Days Past Due	-	341,870	-	341,870
Greater Than 90 Days (1)	-	917,135	415,904	1,333,039
In Process of Foreclosure (1)	501,949	377,377	-	879,326
Total Past Due	3,326,665	4,069,498	1,098,991	8,495,154
Current	30,723,550	36,286,132	202,031,233	269,040,915
Total Mortgage Loans	34,050,215	40,355,630	203,130,224	277,536,069
Allowance for Loan Losses	(187,129)	(1,246,564)	(43,202)	(1,476,895)
Unamortized deferred loan fees, net	(71,921)	(385,559)	(557,856)	(1,015,336)
Unamortized discounts, net	(238,128)	(114,084)	-	(352,212)
Net Mortgage Loans	$33,553,037	$38,609,423	$202,529,166	$274,691,626

December 31, 2021
30-59 Days Past Due	$-	$3,117,826	$1,363,127	$4,480,953
60-89 Days Past Due	100,204	580,815	-	681,019
Greater Than 90 Days (1)	1,723,372	2,052,062	-	3,775,434
In Process of Foreclosure (1)	-	496,594	-	496,594
Total Past Due	1,823,576	6,247,297	1,363,127	9,434,000
Current	49,859,446	47,286,415	173,754,656	270,900,517
Total Mortgage Loans	51,683,022	53,533,712	175,117,783	280,334,517
Allowance for Loan Losses	(187,129)	(1,469,571)	(43,202)	(1,699,902)
Unamortized deferred loan fees, net	(36,813)	(498,600)	(383,173)	(918,586)
Unamortized discounts, net	(240,614)	(169,369)	-	(409,983)
Net Mortgage Loans	$51,218,466	$51,396,172	$174,691,408	$277,306,046

(1)	Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2022
With no related allowance recorded:
Commercial	$501,949	$501,949	$-	$1,119,350	$-
Residential	650,488	650,488	-	848,525	-
Residential construction	415,904	415,904	-	207,952	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	644,024	644,024	63,310	730,672	-
Residential construction	-	-	-	-	-

Total:
Commercial	$501,949	$501,949	$-	$1,119,350	$-
Residential	1,294,512	1,294,512	63,310	1,579,197	-
Residential construction	415,904	415,904	-	207,952	-

December 31, 2021
With no related allowance recorded:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	1,591,368	1,591,368	-	2,731,421	-
Residential construction	-	-	-	100,481	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	957,288	957,288	105,384	726,449	-
Residential construction	-	-	-	-	-

Total:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	2,548,656	2,548,656	105,384	3,457,870	-
Residential construction	-	-	-	100,481	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

The Company’s performing and non-performing mortgage loans held for investment are summarized as follows:

	Commercial		Residential		Residential Construction		Total
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Performing	$33,548,266	$49,959,650	$39,061,118	$50,985,056	$202,714,320	$175,117,783	$275,323,704	$276,062,489
Non-performing	501,949	1,723,372	1,294,512	2,548,656	415,904	-	2,212,365	4,272,028

Total	$34,050,215	$51,683,022	$40,355,630	$53,533,712	$203,130,224	$175,117,783	$277,536,069	$280,334,517

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totaled approximately $135,000 and $236,000 as of June 30, 2022 and December 31, 2021, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale.

	As of June 30 2022	As of December 31 2021

Aggregate fair value	$209,860,409	$302,776,827
Unpaid principal balance	207,409,731	294,481,503
Unrealized gain	2,450,678	8,295,324

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Loan fees	$7,950,227	$9,154,621	$15,037,410	$18,694,577
Interest income	2,923,446	2,188,380	4,955,315	4,500,181
Secondary gains	37,161,287	56,020,876	76,763,900	124,459,809
Change in fair value of loan commitments	(2,247,244)	(482,863)	428,127	(168,397)
Change in fair value of loans held for sale	(3,463,922)	(1,114,632)	(6,210,487)	(8,060,513)
Provision for loan loss reserve	(292,896)	(608,569)	(598,922)	(1,269,232)
Mortgage fee income	$42,030,898	$65,157,813	$90,375,343	$138,156,425

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

4) Loans Held for Sale (Continued)

	As of June 30 2022	As of December 31 2021
Balance, beginning of period	$2,447,139	$20,583,618
Provision on current loan originations (1)	598,922	2,211,230
Charge-offs, net of recaptured amounts	(1,105,275)	(20,347,709)
Balance, end of period	$1,940,786	$2,447,139

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the six months ended June 30, 2022, $598,922 in reserves were added at a rate of 2.9 basis points per loan, the equivalent of $290 per $1,000,000 in loans originated. This is a decrease over the three months ended June 30, 2021, when reserves of $1,269,232 were added at a rate of 4.5 basis points per loan originated, the equivalent of $450 per $1,000,000 in loans originated. On February 1, 2021, SecurityNational Mortgage executed a settlement agreement with Lehman Holdings in relation to two adversary proceedings wherein all mortgage loan related claims were resolved, thereby ending all liabilities asserted by Lehman Holdings and conclusively ending all proceedings between SecurityNational Mortgage and Lehman Holdings. The full amount of SecurityNational Mortgage’s settlement payment was accounted for in the Company’s loan loss reserve as of December 31, 2020 and was paid during the first quarter 2021.The unique nature of COVID-19 creates significant difficulty for forecasting potential future losses. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of June 30, 2022, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

5) Stock Compensation Plans

The Company has three fixed option plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”). Compensation expense for options issued of $220,175 and nil has been recognized for these plans for the three months ended June 30, 2022 and 2021, respectively, and $491,922 and $39,153 has been recognized for these plans for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the total unrecognized compensation expense related to the options issued was $390,714.

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

A summary of the status of the Company’s stock compensation plans as of June 30, 2022, and the changes during the six months ended June 30, 2022, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	1,024,351	$4.38	821,146	$5.26
Adjustment for effect of stock dividends	47,780		41,057
Granted	4,000		-
Exercised	(71,330)		-
Cancelled	(1,591)		-
Outstanding at June 30, 2022	1,003,210	$4.58	862,203	$5.26

As of June 30, 2022:
Options exercisable	955,460	$4.40	747,203	$4.78

As of June 30, 2022:
Available options for future grant	239,795		17,523

Weighted average contractual term of options outstanding at June 30, 2022	4.32 years		6.75 years

Weighted average contractual term of options exercisable at June 30, 2022	4.06 years		6.50 years

Aggregated intrinsic value of options outstanding at June 30, 2022 (1)	$3,891,873		$2,758,643

Aggregated intrinsic value of options exercisable at June 30, 2022 (1)	$3,878,980		$2,748,093

(1)	The Company used a stock price of $8.46 as of June 30, 2022 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

5) Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of June 30, 2021, and the changes during the six months ended June 30, 2021, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,072,863	$4.22	662,666	$4.61
Adjustment for effect of stock dividends	47,594		33,136
Granted	-		-
Exercised	(97,313)		-
Cancelled	-		-
Outstanding at June 30, 2021	1,023,144	$4.29	695,802	$4.61

As of June 30, 2021:
Options exercisable	1,023,144	$4.29	695,802	$4.61

As of June 30, 2021:
Available options for future grant	358,462		279,825

Weighted average contractual term of options outstanding at June 30, 2021	5.18 years		6.32 years

Weighted average contractual term of options exercisable at June 30, 2021	5.18 years		6.32 years

Aggregated intrinsic value of options outstanding at June 30, 2021 (1)	$4,135,399		$2,585,420

Aggregated intrinsic value of options exercisable at June 30, 2021 (1)	$4,135,399		$2,585,420

(1)	The Company used a stock price of $8.33 as of June 30, 2021, which was the closing price of the Company’s Class A shares on Nasdaq for that day, to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months June 30, 2022 and 2021 was $521,527 and $434,318, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Numerator:
Net earnings	$3,574,449	$11,257,479	$6,803,167	$23,386,194
Denominator:
Basic weighted-average shares outstanding	21,184,688	21,098,789	21,282,747	21,085,669
Effect of dilutive securities:
Employee stock options	833,142	824,058	851,132	867,350

Diluted weighted-average shares outstanding	22,017,830	21,922,847	22,133,879	21,953,019

Basic net earnings per share	$0.17	$0.53	$0.32	$1.11

Diluted net earnings per share	$0.16	$0.51	$0.31	$1.07

For the six months June 30, 2022 and 2021, there were 52,500 and nil anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2020	16,595,783	2,679,603

Exercise of stock options	80,948	-
Stock dividends	836,263	131,554
Conversion of Class C to Class A	48,527	(48,527)

Outstanding shares at June 30, 2021	17,561,521	2,762,630

Outstanding shares at December 31, 2021	17,642,722	2,866,565

Exercise of stock options	69,096	-
Stock dividends	889,554	139,462
Conversion of Class C to Class A	77,316	(77,316)

Outstanding shares at June 30, 2022	18,678,688	2,928,711

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
June 30, 2022
Revenues from external customers	$41,166,269	$7,291,018	$47,109,367	$-	$95,566,654
Intersegment revenues	2,075,987	85,151	77,826	(2,238,964)	-
Segment profit (loss) before income taxes	3,931,784	1,485,938	(687,876)	-	4,729,846

For the Six Months Ended
June 30, 2022
Revenues from external customers	$82,668,078	$14,754,212	$100,570,271	$-	$197,992,561
Intersegment revenues	3,771,766	267,740	152,535	(4,192,041)	-
Segment profit before income taxes	4,748,269	3,506,255	918,838	-	9,173,362

Identifiable Assets	1,229,780,002	78,739,030	250,312,796	(91,917,796)	1,466,914,032
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	1,232,545,572	81,227,243	250,312,796	(91,917,796)	1,472,167,815

For the Three Months Ended
June 30, 2021
Revenues from external customers	$40,657,393	$6,807,922	$69,285,000	$-	$116,750,315
Intersegment revenues	1,750,929	78,302	156,016	(1,985,247)	-
Segment profit before income taxes	4,694,177	2,269,325	7,713,850	-	14,677,352

For the Six Months Ended
June 30, 2021
Revenues from external customers	$79,601,227	$13,807,187	$146,000,507	$-	$239,408,921
Intersegment revenues	3,652,981	155,809	317,032	(4,125,822)	-
Segment profit before income taxes	7,389,205	4,970,270	18,672,932	-	31,032,407

Identifiable Assets	1,193,893,855	59,621,349	317,945,282	(72,923,887)	1,498,536,599
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	1,196,659,425	60,375,367	317,945,282	(72,923,887)	1,502,056,187

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

June 30, 2022 (Unaudited)

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

June 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2022.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$270,676,282	$-	$268,713,493	$1,962,789
Equity securities	11,198,403	11,198,403	-	-
Loans held for sale	209,860,409	-	-	209,860,409
Restricted assets (1)	1,851,887	-	1,851,887	-
Restricted assets (2)	3,741,011	3,741,011	-	-
Cemetery perpetual care trust investments (1)	653,462	-	653,462	-
Cemetery perpetual care trust investments (2)	2,441,876	2,441,876	-	-
Derivatives - loan commitments (3)	9,864,213	-	-	9,864,213
Total assets accounted for at fair value on a recurring basis	$510,287,543	$17,381,290	$271,218,842	$221,687,411

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(13,683)	$(13,683)	$-	$-
Derivatives - put options (4)	(19,545)	(19,545)	-	-
Derivatives - loan commitments (4)	(2,420,571)	-	-	(2,420,571)
Total liabilities accounted for at fair value on a recurring basis	$(2,453,799)	$(33,228)	$-	$(2,420,571)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

June 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	6/30/2022	Technique	Input(s)	Value	Value	Average
Loans held for sale	$209,860,409	Market approach	Investor contract pricing as a percentage of unpaid principal balance	86.9%	106.1%	100.8%

Derivatives - loan commitments (net)	7,443,642	Market approach	Pull-through rate	60.0%	95.0%	79.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	167 bps	60 bps

Fixed maturity securities available for sale	1,962,789	Broker quotes	Pricing quotes	$96.87	$111.11	$104.86

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

June 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six months ending June 30, 2022:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2021	$7,015,515		$302,776,827		$2,023,348
Originations and purchases	-		2,049,959,460		-
Sales, maturities and paydowns	-		(2,187,475,867)		(24,350)
Total gains (losses):
Included in earnings	428,127	(1)	44,599,989	(1)	1,957 (2)
Included in other comprehensive income	-		-		(38,166)

Balance - June 30, 2022	$7,443,642		$209,860,409		$1,962,789

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six months ending June 30, 2021:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2020	$10,128,610		$422,772,418	$2,201,175
Originations and purchases	-		2,810,230,507	-
Sales, maturities and paydowns	-		(3,025,027,077)	(22,400)
Transfer to mortgage loans held for investment	-		(201,951)	-
Total gains (losses):
Included in earnings	(168,397	)(1)	88,954,189 (1)	1,801	(2)
Included in other comprehensive income	-		-	252

Balance - June 30, 2021	$9,960,213		$296,728,086	$2,180,828

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three months ending June 30, 2022:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - March 31, 2022	$9,690,886		$234,012,872		$2,011,772
Originations and purchases	-		1,010,742,878		-
Sales, maturities and paydowns	-		(1,055,390,037)		(12,400)
Total gains (losses):
Included in earnings	(2,247,244	)(1)	20,494,696	(1)	996 (2)
Included in other comprehensive income	-		-		(37,579)

Balance - June 30, 2022	$7,443,642		$209,860,409		$1,962,789

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three months ending June 30, 2021:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - March 31, 2021	$10,443,076		$304,030,372		$2,191,093
Originations and purchases	-		1,360,389,498		-
Sales, maturities and paydowns	-		(1,410,147,019)		(11,300)
Total gains (losses):
Included in earnings	(482,863	)(1)	42,455,235	(1)	908	(2)
Included in other comprehensive income	-		-		127

Balance - June 30, 2021	$9,960,213		$296,728,086		$2,180,828

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at June 30, 2022.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	580,714	-	-	580,714
Total assets accounted for at fair value on a nonrecurring basis	$580,714	$-	$-	$580,714

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

June 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2022 and December 31, 2021.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2022:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$38,609,423	$-	$-	$37,669,281	$37,669,281
Residential construction	202,529,166	-	-	202,529,166	202,529,166
Commercial	33,553,037	-	-	33,070,818	33,070,818
Mortgage loans held for investment, net	$274,691,626	$-	$-	$273,269,265	$273,269,265
Policy loans	13,130,188	-	-	13,130,188	13,130,188
Insurance assignments, net (1)	41,514,424	-	-	41,514,424	41,514,424
Restricted assets (2)	2,284,145	-	-	2,284,145	2,284,145
Cemetery perpetual care trust investments (2)	2,275,145	-	-	2,275,145	2,275,145
Mortgage servicing rights, net	56,289,255	-	-	95,644,506	95,644,506

Liabilities
Bank and other loans payable	$(200,344,907)	$-	$-	$(200,344,907)	$(200,344,907)
Policyholder account balances (3)	(42,060,137)	-	-	(35,231,639)	(35,231,639)
Future policy benefits - annuities (3)	(106,972,838)	-	-	(115,674,814)	(115,674,814)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

June 30, 2022 (Unaudited)

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

June 30, 2022 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments.

		June 30, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$692,681,295	$9,864,213	$2,420,571	$862,568,967	$8,563,410	$1,547,895
Call options	Other liabilities	696,900	-	13,683	982,500	-	50,936
Put options	Other liabilities	482,500	-	19,545	362,900	-	4,493
Total		$693,860,695	$9,864,213	$2,453,799	$863,914,367	$8,563,410	$1,603,324

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

10) Derivative Instruments (Continued)

The following table presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended June 30		Six Months Ended June 30
Derivative	Classification	2022	2021	2022	2021
Loan commitments	Mortgage fee income	$(2,247,244)	$(482,863)	$428,127	$(168,397)

Call and put options	Gains on investments and other assets	$65,033	$88,522	$126,229	$115,285

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

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has a $100,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month SOFR rate plus 2.1% and matures on June 2, 2023. SecurityNational Mortgage is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, the ratio of indebtedness to adjusted tangible net worth, and the liquidity overhead coverage ratio, and a quarterly gross profit of at least $1.00.

The Company, through its subsidiary SecurityNational Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month LIBOR rate plus 2% and matures on November 9, 2022. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with Comerica Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $75,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month SOFR rate plus 2.50% and matures on May 26, 2023. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

11) Reinsurance, Commitments and Contingencies (Continued)

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with U.S Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR and matures on June 2, 2023.

The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of June 30, 2022, the Company was in compliance with all debt covenants.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of June 30, 2022, the Company’s commitments were approximately $328,580,000 for these loans, of which $207,689,514 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.00% per annum. Maturities range between six and eighteen months.

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

June 30, 2022 (Unaudited)

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

The following table presents the MSR activity.

	As of June 30 2022	As of December 31 2021
Amortized cost:
Balance before valuation allowance at beginning of year	$53,060,455	$35,210,516
MSR additions resulting from loan sales	9,066,637	32,701,819
Amortization (1)	(5,837,837)	(14,851,880)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$56,289,255	$53,060,455

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$56,289,255	$53,060,455

Estimated fair value of MSRs at end of period	$95,644,506	$68,811,809

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

12) Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its June 30, 2022 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2021	6,184,893
2022	5,460,823
2023	4,983,934
2024	4,490,584
2025	4,050,463
Thereafter	31,118,558
Total	$56,289,255

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Contractual servicing fees	$4,694,969	$3,755,294	$9,201,229	$7,142,765
Late fees	81,597	74,437	181,635	155,487
Total	$4,776,566	$3,829,731	$9,382,864	$7,298,252

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of June 30 2022	As of December 31 2021
Servicing UPB	$7,502,116,963	$7,060,536,350

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
June 30, 2022	7.50	8.3	9.50
December 31, 2021	11.60	6.64	9.50

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

13) Income Taxes

The Company’s overall effective tax rate for the three months ended June 30, 2022 and 2021 was 24.4% and 23.3%, respectively, which resulted in a provision for income taxes of $1,155,397 and $3,419,873, respectively. The Company’s overall effective tax rate for the six months ended June 30, 2022 and 2021 was 25.8% and 24.6%, respectively, which resulted in a provision for income taxes of $2,370,195 and $7,646,213, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes. The increase in the effective tax rate when compared to the prior year is partially due to a larger increase to the valuation allowance in the current period when compared to the prior period year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2022)	$5,298,636	$-	$14,508,022
Closing (6/30/2022)	5,667,019	-	15,519,297
Increase/(decrease)	368,383	-	1,011,275

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2021)	$4,119,988	$-	$13,080,179
Closing (12/31/2021)	5,298,636	-	14,508,022
Increase/(decrease)	1,178,648	-	1,427,843

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three months ended June 30, 2022 and 2021 was $1,526,324 and $1,309,936, respectively, and for the six months ended June 30, 2022 and 2021 was $2,590,428 and $2,444,937, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Major goods/service lines
At-need	$5,598,109	$4,001,408	$11,464,987	$8,043,428
Pre-need	1,652,394	2,316,990	2,991,237	4,217,096
	$7,250,503	$6,318,398	$14,456,224	$12,260,524

Timing of Revenue Recognition
Goods transferred at a point in time	$4,594,656	$4,552,154	$8,775,201	$8,750,827
Services transferred at a point in time	2,655,847	1,766,244	5,681,023	3,509,697
	$7,250,503	$6,318,398	$14,456,224	$12,260,524

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net mortuary and cemetery sales	$7,250,503	$6,318,398	$14,456,224	$12,260,524
Gains (losses) on investments and other assets	(720,135)	227,546	(974,660)	1,025,886
Net investment income	739,272	240,587	1,235,731	470,891
Other revenues	21,378	21,391	36,917	49,886
Revenues from external customers	7,291,018	6,807,922	14,754,212	13,807,187

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s operations over the last several years generally reflect three strategies which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) increased emphasis on the cemetery and mortuary business; and (iii) capitalizing on an improving housing market by originating mortgage loans. The Company has adjusted its strategies to respond to the changing economic circumstances resulting from the COVID-19 pandemic.

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

In response to the COVID-19 pandemic, the Company’s life insurance sales force began using virtual and tele sales processes to market products. During the third quarter 2021, the life insurance sales force returned to in person sales, however, it continues to use virtual and tele sales where needed. Currently, approximately 75% of insurance operations office staff work in the office with the flexibility for hybrid-remote or completely remote working arrangements as needed.

The following table shows the condensed financial results of the insurance operations for three and six months ended June 30, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$25,912	$24,959	4%	$52,254	$48,309	8%
Net investment income	15,126	13,805	10%	29,707	27,743	7%
Gains on investments and other assets	(266)	1,210	(122)%	(159)	2,371	(107)%
Other	394	684	(42)%	866	1,177	(26)%
Total	$41,166	$40,658	1%	$82,668	$79,600	4%
Intersegment revenue	$2,076	$1,750	19%	$3,772	$3,653	3%
Earnings before income taxes	$3,932	$4,694	(16)%	$4,748	$7,389	(36)%

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the six months ended June 30, 2022 decreased due to (a) a $2,965,000 increase in selling, general and administrative expenses, (b) a $2,530,000 decrease in gains on investments and other assets primarily due to a decrease in the fair value of equity securities, (c) a $1,716,000 increase in future policy benefits, (d) a $1,184,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs, (e) a $823,000 increase in interest expense, and (f) a $311,000 decrease in other revenues, which were partially offset by (i) a $3,945,000 increase in insurance premiums and other considerations, (ii) a $1,963,000 increase in net investment income, (iii) a $704,000 decrease in death, surrenders and other policy benefits, (iv) a $158,000 decrease in intersegment interest expense and other expenses, and a (v) $119,000 increase in intersegment revenue.

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

In response to the COVID-19 pandemic, the cemetery and mortuary’s pre-need sales force began using virtual selling processes to market its products and services including some in home sales as local regulations permitted. During the third quarter of 2021, the sales force returned mostly to in home sales, however, it continues to use virtual selling where needed. Currently, the cemetery and mortuary operations office staff works in the office with the flexibility for hybrid-remote or completely remote working arrangements as needed.

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and six months ended June 30, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$3,106	$1,912	62%	$6,872	$3,933	75%
Cemetery revenues	4,144	4,406	(6)%	7,584	8,328	(9)%
Net investment income	739	241	207%	1,236	471	162%
Gains (losses) on investments and other assets	(720)	228	(416)%	(975)	1,026	(195)%
Other	21	21	0%	36	50	(28)%
Total	$7,290	$6,808	7%	$14,753	$13,808	7%
Earnings before income taxes	$1,486	$2,269	(35)%	$3,506	$4,970	(29)%

Profitability in the six months ended June 30, 2022 decreased due to (a) a $2,001,000 decrease in gains on investments and other assets primarily attributable to a $579,000 decrease in gains on real estate sales and a $1,443,000 decrease in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments, (b) a $1,955,000 increase in selling, general and administrative expenses, (c) a $1,226,000 decrease in cemetery pre-need sales, (d) a $455,000 increase in costs of goods sold, (e) a $114,000 increase in intersegment interest expense and other expenses, (f) a $35,000 increase in amortization of deferred policy acquisition costs, and (g) a $13,000 decrease in other revenues, which were partially offset by (i) a $2,940,000 increase in mortuary at-need sales, (ii) a $765,000 increase in net investment income, (iii) a $482,000 increase in cemetery at-need sales, (iv) a $112,000 increase in intersegment revenues, and (v) a $36,000 decrease in interest expense.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 42% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer. In December 2021, the Company ceased operations in EverLEND Mortgage and merged its operations into SecurityNational Mortgage.

Mortgage rates have followed the US Treasury yields up in response to the higher than expected inflation and the expectation that the Federal Reserve will continue to raise rates in the near term. As expected, the rapid increase in mortgage rates has resulted in a decrease in loan originations classified as ‘refinance’. Higher mortgage rates have also had a negative effect on loan originations classified as ‘purchase’, although not as significant as those in the refinance classification.

For the six months ended June 30, 2022 and 2021, SecurityNational Mortgage originated 6,419 loans ($2,049,959,000 total volume) and 10,149 loans ($2,748,316,000 total volume), respectively. For the six months ended June 30, 2021, EverLEND Mortgage originated 191 loans ($61,914,000 total volume).

In response to the COVID-19 pandemic, mortgage operations have integrated employee work from home accommodations into its standard operating procedures. A large percentage of fulfillment employees are in office however the flexibility remains to accommodate in office or work from home functionality.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$37,161	$56,021	(34)%	$76,764	$124,460	(38)%
Income from loan originations	10,581	10,735	(1)%	19,393	21,925	(12)%
Change in fair value of loans held for sale	(3,464)	(1,115)	211%	(6,210)	(8,061)	(23)%
Change in fair value of loan commitments	(2,247)	(483)	365%	428	(168)	(355)%
Net investment income	106	132	(20)%	223	257	(13)%
Gains on investments and other assets	72	40	80%	391	40	878%
Other	4,901	3,955	24%	9,581	7,547	27%
Total	$47,110	$69,285	(32)%	$100,570	$146,000	(31)%
Earnings before income taxes	$(688)	$7,714	(109)%	$919	$18,673	(95)%

Included in other revenues is service fee income. Profitability for the six months ended June 30, 2022 decreased due to (a) a $47,696,000 decrease in secondary gains from investors, (b) a $2,532,000 decrease in income from loan originations, (c) a $1,114,000 increase in personnel expenses, (d) a $164,000 decrease in intersegment revenues, (e) a $110,000 increase in intersegment interest expense and other expenses, and a (f) $34,000 decrease in net investment income, which were partially offset by (i) a $24,216,000 decrease in commissions, (ii) a $2,338,000 decrease in other expenses, (iii) a $2,034,000 increase in other revenues, (iv) a $1,850,000 increase in the fair value of loans held for sale, (v) a $793,000 decrease in costs related to funding mortgage loans, (vi) a $782,000 decrease in advertising expenses, (vii) a $679,000 decrease in interest expense, (viii) $597,000 increase in the fair value of loan commitments, (ix) a $351,000 increase in gains on investments and other assets, (x) a $230,000 decrease in rent and rent related expenses, and (xi) a $27,000 decrease in depreciation on property and equipment.

Mortgage Loan Loss Settlements

Future mortgage loan losses can be extremely difficult to estimate. However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to reasonably estimate its potential losses on mortgage loans sold. The estimated liability for indemnification losses was included in other liabilities and accrued expenses and, as of June 30, 2022 and December 31, 2021, the balances were $1,940,786 and $2,447,139, respectively.

Consolidated Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total revenues decreased by $21,184,000, or 18.1%, to $95,567,000 for the three months ended June 30, 2022, from $116,750,000 for the comparable period in 2021. Contributing to this decrease in total revenues was a $23,127,000 decrease in mortgage fee income and a $2,392,000 decrease in gains on investments and other assets which were partially offset by a $1,794,000 increase in net investment income, a $953,000 increase in insurance premiums and other considerations, a $932,000 increase in net mortuary and cemetery sales, and a $656,000 increase in other revenues.

Mortgage fee income decreased by $23,127,000, or 35.5%, to $42,031,000, for the three months ended June 30, 2022, from $65,158,000 for the comparable period in 2021. This decrease was primarily due to a $18,860,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market a $2,349,000 decrease in the fair value of loans held for sale, a $1,764,000 decrease in the fair value of loan commitments, and a $154,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve.

Insurance premiums and other considerations increased by $953,000, or 3.8%, to $25,912,000 for the three months ended June 30, 2022, from $24,959,000 for the comparable period in 2021. This increase was primarily due to an increase of $1,194,000 in renewal premiums due to the growth of the Company’s outstanding policies in recent years, particularly in whole life products, which resulted in more premium paying business in force.

Net investment income increased by $1,794,000, or 12.7%, to $15,971,000 for the three months ended June 30, 2022, from $14,177,000 for the comparable period in 2021. This increase was primarily attributable to a $2,342,000 increase in mortgage loan interest, a $1,010,000 increase in real estate income, a $114,000 increase in fixed maturity securities income, a $74,000 increase in interest on cash and cash equivalents, a $59,000 increase in income on other investments, and a $14,000 increase in equity securities income, which were partially offset by a $1,716,000 increase in investment expenses, a $78,000 decrease in insurance assignment income, and a $25,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $932,000, or 14.8%, to $7,250,000 for the three months ended June 30, 2022, from $6,318,000 for the comparable period in 2021. This increase was primarily due to a $1,194,000 increase in mortuary at-need sales and a $403,000 increase in cemetery at-need sales, which were partially offset by a $665,000 decrease in cemetery pre-need sales.

Gains on investments and other assets decreased by $2,392,000, or 161.9%, to $914,000 in losses for the three months ended June 30, 2022, from $1,477,000 in gains for the comparable period in 2021. This decrease in gains on investments and other assets was primarily due to a $2,661,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities and a $67,000 decrease in gains on fixed maturity securities, which were partially offset by a $336,000 increase in gains on other assets.

Other revenues increased by $656,000, or 14.1%, to $5,316,000 for the three months ended June 30, 2022, from $4,660,000 for the comparable period in 2021. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $90,837,000, or 95.1% of total revenues, for the three months ended June 30, 2022, as compared to $102,073,000, or 87.4% of total revenues, for the comparable period in 2021.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $323,000 or 1.4%, to $22,593,000 for the three months ended June 30, 2022, from $22,916,000 for the comparable period in 2021. This decrease was primarily the result of a $800,000 decrease in future policy benefits and a $5,000 decrease in death benefits ($518,000 for COVID-19 related deaths), which were partially offset by a $483,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $399,000, or 10.9%, to $4,053,000 for the three months ended June 30, 2022, from $3,654,000 for the comparable period in 2021. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $11,889,000, or 16.3%, to $61,047,000 for the three months ended June 30, 2022, from $72,936,000 for the comparable period in 2021. This decrease was primarily the result of a $11,496,000 decrease in commissions, a $856,000 decrease in other expenses, a $695,000 decrease in costs related to funding mortgage loans, and a $172,000 decrease in rent and rent related expenses, which were partially offset by a $1,176,000 increase in personnel expenses and a $154,000 increase in depreciation on property and equipment.

Interest expense increased by $206,000, or 12.2%, to $1,900,000 for the three months ended June 30, 2022, from $1,694,000 for the comparable period in 2021. This increase was primarily due to an increase of $335,000 in interest expense on bank loans, which was partially offset by a decrease of $129,000 in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold-mortuaries and cemeteries increased by $370,000, or 42.4%, to $1,243,000 for the three months ended June 30, 2022, from $873,000 for the comparable period in 2021. This increase was primarily due to a $293,000 increase in mortuary at-need sales and a $102,000 increase in cemetery at-need sales, which were partially offset by a $25,000 decrease in cemetery pre-need sales.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total revenues decreased by $41,416,000, or 17.3%, to $197,993,000 for the six months ended June 30, 2022, from $239,409,000 for the comparable period in 2021. Contributing to this decrease in total revenues was a $47,781,000 decrease in mortgage fee income and a $4,180,000 decrease in gains on investments and other assets, which were partially offset by a $3,945,000 increase in insurance premiums and other considerations, a $2,694,000 increase in net investment income, a $2,196,000 increase in net mortuary and cemetery sales, and a $1,710,000 increase in other revenues.

Mortgage fee income decreased by $47,781,000, or 34.6%, to $90,375,000, for the six months ended June 30, 2022, from $138,156,000 for the comparable period in 2021. This decrease was primarily due to a $47,696,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market and a $2,532,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve, which were partially offset by a $1,850,000 increase in the fair value of loans held for sale and a $597,000 increase in the fair value of loan commitments.

Insurance premiums and other considerations increased by $3,945,000, or 8.2%, to $52,254,000 for the six months ended June 30, 2022, from $48,309,000 for the comparable period in 2021. This increase was due to an increase of increase of $2,494,000 in renewal premiums due to the growth of the Company’s outstanding policies in recent years, particularly in whole life products, which resulted in more premium paying business in force and an increase of $1,451,000 in first year premiums as a result of increased insurance sales.

Net investment income increased by $2,694,000, or 9.5%, to $31,165,000 for the six months ended June 30, 2022, from $28,471,000 for the comparable period in 2021. This increase was primarily attributable to a $4,218,000 increase in mortgage loan interest, a $1,006,000 increase in income on real estate, a $116,000 increase in income on other investments, a $110,000 increase in interest on cash and cash equivalents, a $49,000 increase in policy loan income, and a $8,000 increase in equity securities income, which were partially offset by a $2,713,000 increase in investment expenses, a $74,000 decrease in fixed maturity securities income, and a $26,000 decrease in insurance assignment income.

Net mortuary and cemetery sales increased by $2,196,000, or 17.9%, to $14,456,000 for the six months ended June 30, 2022, from $12,260,000 for the comparable period in 2021. This increase was primarily due to a $2,940,000 increase in mortuary at-need sales and a $482,000 increase in cemetery at-need sales, which were partially offset by a $1,226,000 decrease in cemetery pre-need sales.

Gains on investments and other assets decreased by $4,180,000, or 121.6%, to $742,000 in losses for the six months ended June 30, 2022, from $3,437,000 in gains for the comparable period in 2021. This decrease in gains on investments and other assets was primarily due to a $4,337,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities and a $94,000 decrease in gains on fixed maturity securities, which were partially offset by a $251,000 increase in gains on other assets.

Other revenues increased by $1,710,000, or 19.5%, to $10,484,000 for the six months ended June 30, 2022, from $8,774,000 for the comparable period in 2021. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $188,819,000, or 95.4% of total revenues, for the six months ended June 30, 2022, as compared to $208,377,000, or 87.0% of total revenues, for the comparable period in 2021.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,012,000 or 2.2%, to $47,572,000 for the six months ended June 30, 2022, from $46,560,000 for the comparable period in 2021. This increase was primarily the result of a $1,716,000 increase in future policy benefits and a $728,000 increase in surrender and other policy benefits, which were partially offset by a $1,432,000 decrease in death benefits ($1,341,000 for COVID-19 related deaths).

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,219,000, or 16.9%, to $8,450,000 for the six months ended June 30, 2022, from $7,231,000 for the comparable period in 2021. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $22,351,000, or 15.0%, to $126,742,000 for the six months ended June 30, 2022, from $149,093,000 for the comparable period in 2021. This decrease was primarily the result of a $24,324,000 decrease in commissions, a $793,000 decrease in costs related to funding mortgage loans, a $714,000 decrease in other expenses, a $379,000 decrease in rent and rent related expenses, and a $91,000 decrease in advertising expenses, which were partially offset by a $3,679,000 increase in personnel expenses and a $269,000 increase in depreciation on property and equipment.

Interest expense increased by $108,000, or 3.1%, to $3,628,000 for the six months ended June 30, 2022, from $3,520,000 for the comparable period in 2021. This increase was primarily due to a $778,000 increase in interest expense on bank loans, which was partially offset by decrease of $670,000 in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold-mortuaries and cemeteries increased by $455,000, or 23.1%, to $2,428,000 for the six months ended June 30, 2022, from $1,973,000 for the comparable period in 2021. This increase was primarily due to a $596,000 increase in mortuary at-need sales and a $66,000 increase in cemetery at-need sales, which were partially offset by and a $207,000 decrease in cemetery pre-need sales.

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

During the six months ended June 30, 2022 and 2021, the Company’s operations provided cash of $97,639,000 and $124,476,000, respectively. The decrease in cash provided by operations from the six months ended June 30, 2021 to those ended June 30, 2022 was due primarily to decreased proceeds from the sale of mortgage loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $270,404,000 (at estimated fair value) and $259,005,000 (at estimated fair value) as of June 30, 2022 and December 31, 2021, respectively. This represented 32.6% and 31.5% of the total investments as of June 30, 2022, and December 31, 2021, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2022, 3.0% (or $7,969,000) and at December 31, 2021, 3.9% (or $9,991,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2022 and December 31, 2021, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $480,830,000 as of June 30, 2022, as compared to $551,054,000 as of December 31, 2021. Stockholders’ equity as a percent of total capitalization was 58.3% and 54.4% as of June 30, 2022 and December 31, 2021, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2021 was 4.8% as compared to a rate of 5.9% for 2020. The 2022 lapse rate to date has been approximately the same as 2021.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $83,477,000 and $82,823,000 as of June 30, 2022 and December 31, 2021, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

COVID-19 Pandemic

During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19, and its variants, pose a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company continues to closely monitor developments relating to the ongoing COVID-19 pandemic and assessing its impact on the Company’s business. The continued uncertainty surrounding the COVID-19 pandemic has had and continues to have a significant impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus and its variants, which include the implementation of travel bans, self-imposed quarantine periods, social distancing, and various mask and vaccine mandates. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions. Most monetary and fiscal interventions have been significantly curtailed.

Like most businesses, COVID-19 has impacted the Company, including the temporary adoption of work from home arrangements and a restructuring of selling techniques for its products and services. The Company also experienced increased expenses for cleaning services of its offices. Throughout 2021 and 2022, the Company continued to adapt to the impact of COVID-19 and its related economic effects. The Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition, and results of operations, it may also have the effect of heightening many of the other Company risks. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2022, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control over Financial Reporting

There have not been any significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would be expected to have a material adverse effect on its financial condition or results of operation.

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

The following table shows the Company’s repurchase activity during the three months ended June 30, 2022 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
4/1/2022-4/30/2022	27,396	$10.06	-	452,533
5/1/2022-5/31/2022	9,355	9.97	-	443,178
6/1/2022-6/30/2022	-	-	-	443,178

Total	36,751	$10.04	-	443,178

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: August 15, 2022	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2022	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

