Form 10-Q
period 2022-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2022-11-14
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

As of November 7, 2022, the registrant had 18,722,859 shares of Class A Common Stock, $2.00 par value, outstanding and 2,889,859 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2022

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

	September 30 2022 (Unaudited)	December 31 2021
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $340,262,502 and $236,303,310 for 2022 and 2021)	$320,806,385	$259,287,603
Equity securities at estimated fair value (cost of $9,792,380 and $8,275,772 for 2022 and 2021)	10,371,032	11,596,414
Mortgage loans held for investment (net of allowances for loan losses of $1,675,015 and $1,699,902 for 2022 and 2021)	320,563,600	277,306,046
Real estate held for investment (net of accumulated depreciation of $22,293,450 and $17,692,038 for 2022 and 2021)	196,077,537	197,365,797
Real estate held for sale	151,553	3,731,300
Other investments and policy loans (net of allowances for doubtful accounts of $1,736,761 and $1,686,218 for 2022 and 2021)	65,613,561	67,955,155
Accrued investment income	10,844,025	6,313,012
Total investments	924,427,693	823,555,327
Cash and cash equivalents	84,947,720	131,354,470
Loans held for sale at estimated fair value	161,981,923	302,776,827
Receivables (net of allowances for doubtful accounts of $1,660,221 and $1,800,725 for 2022 and 2021)	17,033,643	18,316,116
Restricted assets (including $5,730,936 and $5,205,510 for 2022 and 2021 at estimated fair value)	16,364,853	16,938,122
Cemetery perpetual care trust investments (including $3,440,102 and $4,087,245 for 2022 and 2021 at estimated fair value)	6,831,411	7,835,721
Receivable from reinsurers	14,693,234	14,850,608
Cemetery land and improvements	9,095,125	8,977,877
Deferred policy and pre-need contract acquisition costs	107,656,401	105,049,983
Mortgage servicing rights, net	54,379,245	53,060,455
Property and equipment, net	20,569,638	21,517,598
Value of business acquired	10,208,715	8,421,432
Goodwill	5,253,783	5,253,783
Other	26,630,483	29,684,987

Total Assets	$1,460,073,867	$1,547,593,306

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30 2022 (Unaudited)	December 31 2021
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$881,916,853	$863,274,693
Unearned premium reserve	2,880,970	3,060,738
Bank and other loans payable	201,479,763	251,286,927
Deferred pre-need cemetery and mortuary contract revenues	15,873,046	14,508,022
Cemetery perpetual care obligation	5,041,728	4,915,285
Accounts payable	4,860,801	10,166,573
Other liabilities and accrued expenses	55,985,770	69,578,138
Income taxes	23,173,059	31,036,096
Total liabilities	1,191,211,990	1,247,826,472

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; issued 18,717,540 shares in 2022 and 17,642,722 shares in 2021	37,435,080	35,285,444
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; issued 2,889,859 shares in 2022 and 2,866,565 shares in 2021	5,779,718	5,733,130
Additional paid-in capital	64,840,595	57,985,947
Accumulated other comprehensive income (loss), net of taxes	(15,071,680)	18,070,448
Retained earnings	180,919,986	184,537,489
Treasury stock at cost - 599,219 Class A shares and 34,016 Class C shares in 2022; and 108,079 Class A shares and 109,193 Class C shares in 2021	(5,041,822)	(1,845,624)

Total stockholders’ equity	268,861,877	299,766,834

Total Liabilities and Stockholders’ Equity	$1,460,073,867	$1,547,593,306

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenues:
Mortgage fee income	$28,607,888	$66,257,851	$118,983,231	$204,414,276
Insurance premiums and other considerations	26,237,417	26,445,618	78,491,364	74,754,856
Net investment income	18,603,070	15,092,962	49,768,664	43,564,167
Net mortuary and cemetery sales	6,470,363	5,967,675	20,926,587	18,228,199
Gains (losses) on investments and other assets	(2,178,952)	976,900	(2,921,372)	4,414,217
Other	5,737,434	4,768,125	16,221,307	13,542,337
Total revenues	83,477,220	119,509,131	281,469,781	358,918,052

Benefits and expenses:
Death benefits	13,996,753	15,474,512	45,720,503	48,630,585
Surrenders and other policy benefits	1,337,507	977,190	3,814,442	2,725,791
Increase in future policy benefits	7,389,732	7,485,565	20,761,276	19,140,939
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,061,713	4,709,979	13,511,235	11,940,905
Selling, general and administrative expenses:
Commissions	15,004,275	28,769,191	53,303,814	91,392,436
Personnel	24,392,703	25,122,254	76,772,417	73,822,449
Advertising	1,372,636	1,691,236	4,680,169	5,089,301
Rent and rent related	1,701,164	1,853,960	5,062,696	5,594,206
Depreciation on property and equipment	636,246	412,152	1,880,095	1,387,275
Costs related to funding mortgage loans	1,371,315	2,379,085	6,255,415	8,055,810
Other	11,178,276	13,775,139	34,444,040	37,754,717
Interest expense	2,136,763	1,807,461	5,764,327	5,327,072
Cost of goods and services sold-mortuaries and cemeteries	1,200,481	908,014	3,628,334	2,880,766
Total benefits and expenses	86,779,564	105,365,738	275,598,763	313,742,252

Earnings (loss) before income taxes	(3,302,344)	14,143,393	5,871,018	45,175,800
Income tax benefit (expense)	949,159	(3,352,663)	(1,421,036)	(10,998,876)

Net earnings (loss)	$(2,353,185)	$10,790,730	$4,449,982	$34,176,924

Net earnings (loss) per Class A Equivalent common share (1)	$(0.11)	$0.51	$0.21	$1.62

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$(0.11)	$0.49	$0.20	$1.56

Weighted-average Class A equivalent common shares outstanding (1)	20,926,823	21,152,747	21,164,377	21,109,092

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	21,612,255	22,013,714	21,947,584	21,960,052

(1)	Net earnings (loss) per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings (loss) per common share represent net earnings (loss) per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net earnings (loss)	$(2,353,185)	$10,790,730	$4,449,982	$34,176,924
Other comprehensive income:
Unrealized losses on fixed maturity securities available for sale	$(13,523,240)	(1,406,615)	(41,845,274)	(3,477,826)
Unrealized gains (losses) on restricted assets	27,060	(13,951)	(88,058)	(21,682)
Unrealized gains (losses) on cemetery perpetual care trust investments	28,931	(4,669)	(24,294)	(10,927)
Foreign currency translation adjustments	-	-	-	2,835
Other comprehensive loss, before income tax	(13,467,249)	(1,425,235)	(41,957,626)	(3,507,600)
Income tax benefit	2,825,936	300,029	8,815,498	737,759
Other comprehensive loss, net of income tax	(10,641,313)	(1,125,206)	(33,142,128)	(2,769,841)
Comprehensive income (loss)	$(12,994,498)	$9,665,524	$(28,692,146)	$31,407,083

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2022
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2022	$35,285,444	$5,733,130	$57,985,947	$18,070,448	$184,537,489	$(1,845,624)	$299,766,834

Net earnings	-	-	-	-	3,228,718	-	3,228,718
Other comprehensive loss	-	-	-	(12,190,330)	-	-	(12,190,330)
Stock-based compensation expense	-	-	271,747	-	-	-	271,747
Exercise of stock options	100,446	-	(8,487)	-	-	-	91,959
Sale of treasury stock	-	-	24,055	-	-	1,880,125	1,904,180
Purchase of treasury stock	-	-	106,176	-	-	(878,417)	(772,241)
Conversion Class C to Class A	414	(414)	-	-	-	-	-
March 31, 2022	$35,386,304	$5,732,716	$58,379,438	$5,880,118	$187,766,207	$(843,916)	$292,300,867

Net earnings	-	-	-	-	3,574,449	-	3,574,449
Other comprehensive loss	-	-	-	(10,310,485)	-	-	(10,310,485)
Stock-based compensation expense	-	-	220,175	-	-	-	220,175
Exercise of stock options	37,746	-	(2,440)	-	-	-	35,306
Sale of treasury stock	-	-	50,401	-	-	1,119,392	1,169,793
Purchase of treasury stock	-	-	-	-	-	(6,505,050)	(6,505,050)
Conversion Class C to Class A	154,218	(154,218)	-	-	-	-	-
Stock dividends	1,779,108	278,924	6,009,453	-	(8,067,485)	-	-
June 30, 2022	$37,357,376	$5,857,422	$64,657,027	$(4,430,367)	$183,273,171	$(6,229,574)	$280,485,055

Net loss	-	-	-	-	(2,353,185)	-	(2,353,185)
Other comprehensive loss	-	-	-	(10,641,313)	-	-	(10,641,313)
Stock-based compensation expense	-	-	230,853	-	-	-	230,853
Sale of treasury stock	-	-	(47,285)	-	-	1,187,752	1,140,467
Conversion Class C to Class A	77,704	(77,704)	-	-	-	-	-
September 30, 2022	$37,435,080	$5,779,718	$64,840,595	$(15,071,680)	$180,919,986	$(5,041,822)	$268,861,877

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

	Nine Months Ended September 30, 2021
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2021	$33,191,566	$5,359,206	$50,287,253	$23,243,133	$153,739,167	$(1,833,272)	$263,987,053

Net earnings	-	-	-	-	12,128,715	-	12,128,715
Other comprehensive loss	-	-	-	(5,388,522)	-	-	(5,388,522)
Stock-based compensation expense	-	-	39,153	-	-	-	39,153
Exercise of stock options	55,852	-	33,401	-	-	-	89,253
Sale of treasury stock	-	-	290,381	-	-	1,632,041	1,922,422
Purchase of treasury stock	-	-	-	-	-	(910,233)	(910,233)
Conversion Class C to Class A	97,054	(97,054)	-	-	-	-	-
March 31, 2021	$33,344,472	$5,262,152	$50,650,188	$17,854,611	$165,867,882	$(1,111,464)	$271,867,841

Net earnings	-	-	-	-	11,257,479	-	11,257,479
Other comprehensive income	-	-	-	3,743,887	-	-	3,743,887
Exercise of stock options	106,044	-	7,655	-	-	-	113,699
Sale of treasury stock	-	-	(38,048)	-	-	1,499,862	1,461,814
Purchase of treasury stock	-	-	-	-	-	(2,596,006)	(2,596,006)
Stock dividends	1,672,526	263,108	6,774,719	-	(8,710,354)	-	(1)
June 30, 2021	$35,123,042	$5,525,260	$57,394,514	$21,598,498	$168,415,007	$(2,207,608)	$285,848,713

Net earnings	-	-	-	-	10,790,730	-	10,790,730
Other comprehensive loss	-	-	-	(1,125,206)	-	-	(1,125,206)
Exercise of stock options	61,320	-	24,182	-	-	-	85,502
Sale of treasury stock	-	-	(6,274)	-	-	1,338,621	1,332,347
Purchase of treasury stock	-	-	42,537	-	-	(258,455)	(215,918)
Stock dividends	2,294	(2)	8,022	-	(10,314)	-	-
Conversion Class C to Class A	1,440	(1,440)	-	-	-	-	-
September 30, 2021	$35,188,096	$5,523,818	$57,462,981	$20,473,292	$179,195,423	$(1,127,442)	$296,716,168

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2022	2021
Cash flows from operating activities:
Net cash provided by operating activities	$109,318,230	$128,890,897

Cash flows from investing activities:
Purchases of fixed maturity securities	(115,680,915)	(14,359,481)
Sales, calls and maturities of fixed maturity securities	11,695,675	40,856,383
Purchases of equity securities	(3,591,283)	(1,382,227)
Sales of equity securities	2,295,931	3,334,697
Net changes in restricted assets	(1,157,021)	28,770
Net changes in perpetual care trusts	325,908	1,065,459
Mortgage loans held for investment, other investments and policy loans made	(569,434,389)	(635,682,683)
Payments received for mortgage loans held for investment, other investments and policy loans	577,997,140	577,555,622
Purchases of property and equipment	(966,375)	(4,187,580)
Sale of property and equipment	62,561	45,168
Purchases of real estate	(20,892,501)	(70,404,325)
Sales of real estate	22,941,365	22,974,490
Net cash used in investing activities	(96,403,904)	(80,155,707)

Cash flows from financing activities:
Investment contract receipts	8,853,710	8,743,867
Investment contract withdrawals	(11,964,046)	(11,776,818)
Proceeds from stock options exercised	127,265	288,454
Purchases of treasury stock	(7,277,291)	(3,722,157)
Repayment of bank loans	(48,383,522)	(54,454,529)
Proceeds from bank loans	59,618,050	97,119,014
Net change in warehouse line borrowings for loans held for sale	(61,081,557)	(77,374,340)
Net cash used in financing activities	(60,107,391)	(41,176,509)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(47,193,065)	7,558,681

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	141,414,282	115,465,086

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$94,221,217	$123,023,767

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,646,811	$5,464,423
Income taxes (net of refunds)	468,578	2,684,737

Non Cash Operating, Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$49,428,757	$201,951
Benefit plans funded with treasury stock	4,214,440	4,716,583
Accrued real estate construction costs and retainage	1,401,437	8,321,415
Right-of-use assets obtained in exchange for operating lease liabilities	1,164,287	2,435,831
Mortgage loans held for investment foreclosed into real estate held for investment	-	931,079

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Nine Months Ended September 30
	2022	2021
Cash and cash equivalents	$84,947,720	$111,498,676
Restricted assets	8,276,613	10,004,204
Cemetery perpetual care trust investments	996,884	1,520,887

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$94,221,217	$123,023,767

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

COVID-19. During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19, and its variants, pose a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company continues to closely monitor developments relating to COVID-19 and assess its impact on the Company’s business. The continued uncertainty surrounding COVID-19 has had and continues to have a significant impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus and its variants, which include the implementation of travel bans, self-imposed quarantine periods, social distancing, and various mask and vaccine mandates. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. Most monetary and fiscal interventions have been significantly curtailed.

Like most businesses, COVID-19 has impacted the Company, including the temporary adoption of work from home arrangements and a restructuring of selling techniques for its products and services. The Company also experienced increased expenses for cleaning services of its offices. Throughout 2021 and 2022, the Company continued to adapt to the impact of COVID-19 and its related economic effects. The Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent COVID-19 adversely affects the Company’s business, financial condition, results of operations and cash flows, it may also have the effect of heightening many other risks to the Company. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

The Company has implemented risk management, business continuity plans and has taken preventive measures and other precautions, including some remote work arrangements. Such measures and precautions have enabled the Company to continue to conduct business.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

2) Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” — Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans held for investment and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. In October 2019, the FASB proposed an update to ASU No. 2016-13 that would make the ASU effective for the Company on January 1, 2023. The Company has evaluated the potential impact of this standard and estimates that the allowance for credit losses will increase within a range of $500,000 to $750,000 for its residential mortgage loans held for investment. Upon adoption, on January 1, 2023, this will be an adjustment to the opening balance of retained earnings in stockholders’ equity. The Company is still evaluating the potential impact of this standard for its commercial mortgage loans held for investment.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

3) Investments

The Company’s investments as of September 30, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$92,703,449	$40,553	$(2,712,674)	$90,031,328

Obligations of states and political subdivisions	6,967,633	68,118	(357,711)	6,678,040

Corporate securities including public utilities	207,475,636	1,360,888	(14,314,429)	194,522,095

Mortgage-backed securities	32,865,784	170,765	(3,721,627)	29,314,922

Redeemable preferred stock	250,000	10,000	-	260,000

Total fixed maturity securities available for sale	$340,262,502	$1,650,324	$(21,106,441)	$320,806,385

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,792,380	$1,871,973	$(1,293,321)	$10,371,032

Total equity securities at estimated fair value	$9,792,380	$1,871,973	$(1,293,321)	$10,371,032

Mortgage loans held for investment at amortized cost:
Residential	$89,281,273
Residential construction	201,685,076
Commercial	33,350,108
Less: Unamortized deferred loan fees, net	(1,730,306)
Less: Allowance for loan losses	(1,675,015)
Less: Net discounts	(347,536)

Total mortgage loans held for investment	$320,563,600

Real estate held for investment - net of accumulated depreciation:
Residential	$38,506,725
Commercial	157,570,812

Total real estate held for investment	$196,077,537

Real estate held for sale:
Commercial	$151,553

Total real estate held for sale	$151,553

Other investments and policy loans at amortized cost:
Policy loans	$13,066,150
Insurance assignments	42,614,272
Federal Home Loan Bank stock (1)	2,588,400
Other investments	9,081,500
Less: Allowance for doubtful accounts	(1,736,761)

Total policy loans and other investments	$65,613,561

Accrued investment income	$10,844,025

Total investments	$924,427,693

(1)	Includes $933,300 of Membership stock and $1,655,100 of Activity stock due to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following table summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value at September 30, 2022 and at December 31, 2021. The unrealized losses were primarily related to interest rate fluctuations and uncertainties relating to COVID-19. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Combined Unrealized Loss	Combined Fair Value
At September 30, 2022
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$2,712,674	$88,813,356	$-	$-	$2,712,674	$88,813,356
Obligations of States and Political Subdivisions	278,757	4,671,643	78,954	430,230	357,711	5,101,873
Corporate Securities	13,675,310	159,071,249	639,119	3,930,859	14,314,429	163,002,108
Mortgage and other asset-backed securities	2,715,858	20,511,908	1,005,769	7,330,869	3,721,627	27,842,777
Totals	$19,382,599	$273,068,156	$1,723,842	$11,691,958	$21,106,441	$284,760,114

At December 31, 2021
Obligations of States and Political Subdivisions	$1,989	$548,715	$-	$-	$1,989	$548,715
Corporate Securities	73,507	4,638,750	280,161	3,771,813	353,668	8,410,563
Mortgage and other asset-backed securities	72,952	7,934,760	88,380	1,582,804	161,332	9,517,564
Totals	$148,448	$13,122,225	$368,541	$5,354,617	$516,989	$18,476,842

There were 703 securities with fair value of 93.1% of aggregate amortized cost at September 30, 2022. There were 55 securities with fair value of 97.3% of aggregate amortized cost at December 31, 2021. No credit losses have been recognized for the three and nine months ended September 30, 2022 and 2021, since the increase in unrealized losses is primarily a result of the recent rise in interest rates.

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

September 30, 2022 (Unaudited)

3) Investments (Continued)

The following table presents a rollforward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale.

	2022	2021
Balance of credit-related OTTI at January 1	$264,977	$370,975

Additions for credit impairments recognized on:
Securities not previously impaired	-	-
Securities previously impaired	-	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	(39,502)	-
Securities due to an increase in expected cash flows	-	-

Balance of credit-related OTTI at September 30	$225,475	$370,975

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at September 30, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$11,546,042	$11,537,459
Due in 2-5 years	137,667,392	132,904,405
Due in 5-10 years	67,911,889	63,435,713
Due in more than 10 years	90,021,395	83,353,886
Mortgage-backed securities	32,865,784	29,314,922
Redeemable preferred stock	250,000	260,000
Total	$340,262,502	$320,806,385

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company had pledged a total of $86,320,358, at estimated fair value, of fixed maturity securities with the FHLB at September 30, 2022. These securities are used as collateral on any cash borrowings from the FHLB. As of September 30, 2022, the Company owed nil to the FHLB and its estimated maximum borrowing capacity was $83,051,896.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

3) Investments (Continued)

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments from investments and other assets.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Fixed maturity securities:
Gross realized gains	$30,121	$244,275	$205,755	$517,934
Gross realized losses	(26,203)	(16,812)	(36,961)	(31,698)

Equity securities:
Gains (losses) on securities sold	(131,472)	119,614	(60,154)	372,194
Unrealized gains and (losses) on securities held at the end of the period	(1,383,627)	(122,505)	(4,097,049)	1,319,919

Other assets:
Gross realized gains	59,599	855,282	1,892,630	2,702,084
Gross realized losses	(727,370)	(102,954)	(825,593)	(466,216)
Total	$(2,178,952)	$976,900	$(2,921,372)	$4,414,217

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Proceeds from sales	$1,198,240	$843,151	$1,886,891	$2,826,082
Gross realized gains	21,926	13,878	24,281	223,010
Gross realized losses	(24,811)	(3,249)	(32,656)	(3,249)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Fixed maturity securities available for sale	$3,188,521	$2,667,848	$8,636,387	$8,189,971
Equity securities	139,412	111,213	382,246	345,482
Mortgage loans held for investment	10,477,672	7,040,773	27,682,315	20,027,656
Real estate held for investment and sale	3,918,310	3,307,980	10,970,535	9,353,459
Policy loans	213,520	229,857	727,103	694,345
Insurance assignments	4,218,184	4,781,079	13,708,894	14,298,126
Other investments	181,597	35,118	350,603	88,124
Cash and cash equivalents	514,869	81,186	698,601	154,810
Gross investment income	22,852,085	18,255,054	63,156,684	53,151,973
Investment expenses	(4,249,015)	(3,162,092)	(13,388,020)	(9,587,806)
Net investment income	$18,603,070	$15,092,962	$49,768,664	$43,564,167

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $675,259 and $778,892 for the three months ended September 30, 2022 and 2021, respectively, and of $1,882,502 and $1,130,771 for the nine months ended September 30, 2022 and 2021, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities and cash on deposit with regulatory authorities as required by law amounted to $11,048,787 at September 30, 2022 and $10,168,853 at December 31, 2021 (the December 31, 2021 amount has been corrected from that previously reported due to a typographical error). These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at September 30, 2022, other than investments issued or guaranteed by the United States Government.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

3) Investments (Continued)

The Company currently owns and operates nine commercial properties in three states. These properties include office buildings, flex office space, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company uses bank debt in strategic cases to leverage established yields or to acquire a higher quality or different class of asset.

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $133,785,749 and $134,251,205 as of September 30, 2022 and December 31, 2021, respectively. The associated bank loan carrying values totaled $97,562,264 and $85,663,148 as of September 30, 2022 and December 31, 2021, respectively.

During the three months ended September 30, 2022 and 2021, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. During the nine months ended September 30, 2022 and 2021, the Company recorded impairment losses on commercial real estate held for sale of nil and $28,378, respectively. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows:

	Net Ending Balance		Total Square Footage
	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Utah (1)	$152,280,425	$150,105,948	625,920	625,920
Louisiana	2,392,288	2,426,612	31,778	31,778
Mississippi	2,898,099	2,860,775	19,694	19,694

	$157,570,812	$155,393,335	677,392	677,392

(1)	Includes Center53 phase 1 and phase 2

The Company’s commercial real estate held for sale is summarized as follows:

	Net Ending Balance		Total Square Footage
	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Kansas	$-	$2,000,000	-	222,679
California	-	389,145	-	2,872
Mississippi (1)	151,553	151,553	-	-

	$151,553	$2,540,698	-	225,551

(1)	Approximately 93 acres of undeveloped land

This property is being marketed with the assistance of commercial real estate brokers in the markets where the property is located.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

3) Investments (Continued)

Residential Real Estate Held for Investment and Held for Sale

The Company occasionally owns a small portfolio of residential homes primarily as a result of loan foreclosures. The Company has the option to sell them or to continue to hold them for cash flow and acceptable returns. The Company also invests in residential subdivision land developments.

The Company established Security National Real Estate Services (“SNRE”) to manage the residential portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the residential portfolio across the country.

The net ending balance of foreclosed residential real estate included in residential real estate held for sale was nil and $1,190,602 as of September 30, 2022 and December 31, 2021, respectively.

During the three months ended September 30, 2022 and 2021 the Company did not record any impairment losses on residential real estate held for sale or held for investment. During the nine months ended September 30, 2022 and 2021 the Company recorded impairment losses on residential real estate held for sale of $94,400 and nil, respectively. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows:

	Net Ending Balance
	September 30 2022	December 31 2021
Utah (1)	$38,506,725	$41,686,281
Washington (2)	-	286,181
	$38,506,725	$41,972,462

(1)	Includes subdivision land developments
(2)	Improved residential lots

The following table presents additional information regarding the Company’s subdivision land developments in Utah.

	September 30 2022	December 31 2021
Lots developed	52	67
Lots to be developed	2,206	548
Ending Balance	$38,307,821	$41,479,434

The Company’s residential real estate held for sale is summarized as follows:

	Net Ending Balance
	September 30 2022	December 31 2021
Texas	$-	$200,962
Nevada	-	979,640
Ohio	-	10,000
	$-	$1,190,602

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

3) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of September 30, 2022, real estate owned and occupied by the Company is summarized as follows:

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

(1)	Included in property and equipment on the consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2022, the Company had 69%, 8%, 4%, 4%, 4% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, California, Arizona, and Nevada, respectively. At December 31, 2021, the Company had 70%, 7%, 5%, 4%, 4% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, Nevada and Arizona, respectively.

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

September 30, 2022 (Unaudited)

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

September 30, 2022 (Unaudited)

3) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following table presents the valuation allowance for loan losses as a contra-asset account.

	Commercial	Residential	Residential Construction	Total
September 30, 2022
Allowance for credit losses:
Beginning balance - January 1, 2022	$187,129	$1,469,571	$43,202	$1,699,902
Charge-offs	-	-	-	-
Provision	-	(24,887)	-	(24,887)
Ending balance - September 30, 2022	$187,129	$1,444,684	$43,202	$1,675,015

Ending balance: individually evaluated for impairment	$-	$41,139	$-	$41,139

Ending balance: collectively evaluated for impairment	$187,129	$1,403,545	$43,202	$1,633,876

Mortgage loans:
Ending balance - September 30, 2022	$33,350,108	$89,281,273	$201,685,076	$324,316,457

Ending balance: individually evaluated for impairment	$405,000	$1,410,099	$-	$1,815,099

Ending balance: collectively evaluated for impairment	$32,945,108	$87,871,174	$201,685,076	$322,501,358

December 31, 2021
Allowance for credit losses:
Beginning balance - January 1, 2021	$187,129	$1,774,796	$43,202	$2,005,127
Charge-offs	-	-	-	-
Provision	-	(305,225)	-	(305,225)
Ending balance - December 31, 2021	$187,129	$1,469,571	$43,202	$1,699,902

Ending balance: individually evaluated for impairment	$-	$105,384	$-	$105,384

Ending balance: collectively evaluated for impairment	$187,129	$1,364,187	$43,202	$1,594,518

Mortgage loans:
Ending balance - December 31, 2021	$51,683,022	$53,533,712	$175,117,783	$280,334,517

Ending balance: individually evaluated for impairment	$1,723,372	$2,548,656	$-	$4,272,028

Ending balance: collectively evaluated for impairment	$49,959,650	$50,985,056	$175,117,783	$276,062,489 (1)

(1) Amount corrected from that previously reported due to a typographical error.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment.

	Commercial	Residential	Residential Construction	Total
September 30, 2022
30-59 Days Past Due	$205,763	$2,639,165	$1,644,520	$4,489,448
60-89 Days Past Due	-	721,148	626,023	1,347,171
Greater Than 90 Days (1)	-	1,088,810	-	1,088,810
In Process of Foreclosure (1)	405,000	321,289	-	726,289
Total Past Due	610,763	4,770,412	2,270,543	7,651,718
Current	32,739,345	84,510,861	199,414,533	316,664,739
Total Mortgage Loans	33,350,108	89,281,273	201,685,076	324,316,457
Allowance for Loan Losses	(187,129)	(1,444,684)	(43,202)	(1,675,015)
Unamortized deferred loan fees, net	(84,392)	(1,132,024)	(513,890)	(1,730,306)
Unamortized discounts, net	(234,558)	(112,978)	-	(347,536)
Net Mortgage Loans	$32,844,029	$86,591,587	$201,127,984	$320,563,600

December 31, 2021
30-59 Days Past Due	$-	$3,117,826	$1,363,127	$4,480,953
60-89 Days Past Due	100,204	580,815	-	681,019
Greater Than 90 Days (1)	1,723,372	2,052,062	-	3,775,434
In Process of Foreclosure (1)	-	496,594	-	496,594
Total Past Due	1,823,576	6,247,297	1,363,127	9,434,000
Current	49,859,446	47,286,415	173,754,656	270,900,517
Total Mortgage Loans	51,683,022	53,533,712	175,117,783	280,334,517
Allowance for Loan Losses	(187,129)	(1,469,571)	(43,202)	(1,699,902)
Unamortized deferred loan fees, net	(36,813)	(498,600)	(383,173)	(918,586)
Unamortized discounts, net	(240,614)	(169,369)	-	(409,983)
Net Mortgage Loans	$51,218,466	$51,396,172	$174,691,408	$277,306,046

(1)	Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2022
With no related allowance recorded:
Commercial	$405,000	$405,000	$-	$881,234	$-
Residential	897,174	897,174	-	952,765	-
Residential construction	-	-	-	138,635	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	512,925	512,925	41,139	570,066	-
Residential construction	-	-	-	-	-

Total:
Commercial	$405,000	$405,000	$-	$881,234	$-
Residential	1,410,099	1,410,099	41,139	1,522,831	-
Residential construction	-	-	-	138,635	-

December 31, 2021
With no related allowance recorded:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	1,591,368	1,591,368	-	2,731,421	-
Residential construction	-	-	-	100,481	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	957,288	957,288	105,384	726,449	-
Residential construction	-	-	-	-	-

Total:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	2,548,656	2,548,656	105,384	3,457,870	-
Residential construction	-	-	-	100,481	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

The Company’s performing and non-performing mortgage loans held for investment are summarized as follows:

	Commercial		Residential		Residential Construction		Total
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Performing	$32,945,108	$49,959,650	$87,871,174	$50,985,056	$201,685,076	$175,117,783	$322,501,358	$276,062,489
Non-performing	405,000	1,723,372	1,410,099	2,548,656	-	-	1,815,099	4,272,028

Total	$33,350,108	$51,683,022	$89,281,273	$53,533,712	$201,685,076	$175,117,783	$324,316,457	$280,334,517

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totaled approximately $110,000 and $236,000 as of September 30, 2022 and December 31, 2021, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale.

	As of September 30 2022	As of December 31 2021

Aggregate fair value	$161,981,923	$302,776,827
Unpaid principal balance	161,668,488	294,481,503
Unrealized gain	313,435	8,295,324

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Loan fees	$4,729,445	$9,552,788	$19,766,856	$28,247,365
Interest income	2,570,511	2,336,573	7,525,826	6,836,754
Secondary gains	28,940,898	55,440,961	103,336,118	179,900,770
Change in fair value of loan commitments	(3,271,282)	(380,696)	(2,843,155)	(549,093)
Change in fair value of loans held for sale	(4,131,363)	(259,307)	(7,973,171)	(8,319,820)
Provision for loan loss reserve	(230,321)	(432,468)	(829,243)	(1,701,700)
Mortgage fee income	$28,607,888	$66,257,851	$118,983,231	$204,414,276

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

4) Loans Held for Sale (Continued)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of September 30 2022	As of December 31 2021
Balance, beginning of period	$2,447,139	$20,583,618
Provision on current loan originations (1)	829,243	2,211,230
Charge-offs, net of recaptured amounts	(1,450,626)	(20,347,709)
Balance, end of period	$1,825,756	$2,447,139

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the nine months ended September 30, 2022, $829,243 in reserves were added at a rate of 2.9 basis points per loan, the equivalent of $290 per $1,000,000 in loans originated. This is a decrease over the nine months ended September 30, 2021, when reserves of $1,701,700 were added at a rate of 3.0 basis points per loan originated, the equivalent of $300 per $1,000,000 in loans originated. In February 2021, SecurityNational Mortgage executed a settlement agreement with Lehman Holdings in relation to two adversary proceedings wherein all mortgage loan related claims were resolved, thereby ending all liabilities asserted by Lehman Holdings and conclusively ending all proceedings between SecurityNational Mortgage and Lehman Holdings. The full amount of SecurityNational Mortgage’s settlement payment was accounted for in the Company’s loan loss reserve as of December 31, 2020 and was paid during the first quarter 2021.The unique nature of COVID-19 creates significant difficulty for forecasting potential future losses. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of September 30, 2022, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

5) Stock Compensation Plans

The Company has three fixed option plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”). Compensation expense for options issued of $230,853 and nil has been recognized for these plans for the three months ended September 30, 2022 and 2021, respectively, and $722,775 and $39,153 has been recognized for these plans for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total unrecognized compensation expense related to the options issued was $159,861.

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

A summary of the status of the Company’s stock compensation plans as of September 30, 2022, and the changes during the nine months ended September 30, 2022, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	1,024,351	$4.38	821,146	$5.26
Adjustment for effect of stock dividends	47,780		41,057
Granted	4,000		-
Exercised	(71,330)		-
Cancelled	(1,591)		-
Outstanding at September 30, 2022	1,003,210	$4.58	862,203	$5.26

As of September 30, 2022:
Options exercisable	978,835	$4.49	804,703	$5.04

As of September 30, 2022:
Available options for future grant	1,239,795		17,523

Weighted average contractual term of options outstanding at September 30, 2022	4.32 years		6.75 years

Weighted average contractual term of options exercisable at September 30, 2022	4.19 years		6.63 years

Aggregated intrinsic value of options outstanding at September 30, 2022 (1)	$1,775,100		$939,395

Aggregated intrinsic value of options exercisable at September 30, 2022 (1)	$1,819,950		$1,055,445

(1)	The Company used a stock price of $6.35 as of September 30, 2022 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

5) Stock Compensation Plans (Continued)

A summary of the status of the Company’s stock compensation plans as of September 30, 2021, and the changes during the nine months ended September 30, 2021, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,072,863	$4.22	662,666	$4.61
Adjustment for effect of stock dividends	47,594		33,136
Granted	-		-
Exercised	(134,362)		-
Cancelled	-		-
Outstanding at September 30, 2021	986,095	$4.31	695,802	$4.61

As of September 30, 2021:
Options exercisable	986,095	$4.31	695,802	$4.61

As of September 30, 2021:
Available options for future grant	364,851		279,825

Weighted average contractual term of options outstanding at September 30, 2021	4.94 years		6.07 years

Weighted average contractual term of options exercisable at September 30, 2021	4.94 years		6.07 years

Aggregated intrinsic value of options outstanding at September 30, 2021 (1)	$3,868,045		$2,515,840

Aggregated intrinsic value of options exercisable at September 30, 2021 (1)	$3,868,045		$2,515,840

(1)	The Company used a stock price of $8.23 as of September 30, 2021, which was the closing price of the Company’s Class A shares on Nasdaq for that day, to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months September 30, 2022 and 2021 was $521,527 and $591,603, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

6) Earnings (loss) Per Share

Earnings (loss) per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Numerator:
Net earnings (loss)	$(2,353,185)	$10,790,730	$4,449,982	$34,176,924
Denominator:
Basic weighted-average shares outstanding	20,926,823	21,152,747	21,164,377	21,109,092
Effect of dilutive securities:
Employee stock options	685,432	860,967	783,207	850,960

Diluted weighted-average shares outstanding	21,612,255	22,013,714	21,947,584	21,960,052

Basic net earnings (loss) per share	$(0.11)	$0.51	$0.21	$1.62

Diluted net earnings (loss) per share	$(0.11)	$0.49	$0.20	$1.56

For the nine months September 30, 2022 and 2021, there were 339,150 and nil anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2020	16,595,783	2,679,603

Exercise of stock options	111,608	-
Stock dividends	837,410	131,553
Conversion of Class C to Class A	49,247	(49,247)

Outstanding shares at September 30, 2021	17,594,048	2,761,909

Outstanding shares at December 31, 2021	17,642,722	2,866,565

Exercise of stock options	69,096	-
Stock dividends	889,554	139,462
Conversion of Class C to Class A	116,168	(116,168)

Outstanding shares at September 30, 2022	18,717,540	2,889,859

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
September 30, 2022
Revenues from external customers	$43,118,076	$6,691,998	$33,667,146	$-	$83,477,220
Intersegment revenues	1,723,812	91,699	101,019	(1,916,530)	-
Segment profit (loss) before income taxes	4,233,619	901,084	(8,437,047)	-	(3,302,344)

For the Nine Months Ended
September 30, 2022
Revenues from external customers	$125,786,154	$21,446,210	$134,237,417	$-	$281,469,781
Intersegment revenues	5,495,578	359,439	253,554	(6,108,571)	-
Segment profit (loss) before income taxes	8,981,888	4,407,339	(7,518,209)	-	5,871,018

Identifiable Assets	1,222,265,692	80,402,663	239,915,479	(87,763,750)	1,454,820,084
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	1,225,031,262	82,890,876	239,915,479	(87,763,750)	1,460,073,867

For the Three Months Ended
September 30, 2021
Revenues from external customers	$42,039,638	$6,705,347	$70,764,146	$-	$119,509,131
Intersegment revenues	1,756,860	79,096	153,502	(1,989,458)	-
Segment profit before income taxes	3,721,220	1,747,493	8,674,680	-	14,143,393

For the Nine Months Ended
September 30, 2021
Revenues from external customers	$121,640,865	$20,512,534	$216,764,653	$-	$358,918,052
Intersegment revenues	5,409,841	234,905	470,534	(6,115,280)	-
Segment profit before income taxes	11,110,425	6,717,763	27,347,612	-	45,175,800

Identifiable Assets	1,241,514,729	63,265,518	328,274,954	(78,248,809)	1,554,806,392
Goodwill	2,765,570	754,018	-	-	3,519,588
Total Assets	1,244,280,299	64,019,536	328,274,954	(78,248,809)	1,558,325,980

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

September 30, 2022 (Unaudited)

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

September 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2022.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$320,806,385	$-	$319,181,187	$1,625,198
Equity securities	10,371,032	10,371,032	-	-
Loans held for sale	161,981,923	-	-	161,981,923
Restricted assets (1)	1,210,443	-	1,210,443	-
Restricted assets (2)	4,520,493	4,520,493	-	-
Cemetery perpetual care trust investments (1)	262,494	-	262,494	-
Cemetery perpetual care trust investments (2)	3,177,608	3,177,608	-	-
Derivatives - loan commitments (3)	5,922,415	-	-	5,922,415
Total assets accounted for at fair value on a recurring basis	$508,252,793	$18,069,133	$320,654,124	$169,529,536

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(1,688)	$(1,688)	$-	$-
Derivatives - put options (4)	(18,982)	(18,982)	-	-
Derivatives - loan commitments (4)	(1,750,055)	-	-	(1,750,055)
Total liabilities accounted for at fair value on a recurring basis	$(1,770,725)	$(20,670)	$-	$(1,750,055)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

September 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	9/30/2022	Technique	Input(s)	Value	Value	Average
Loans held for sale	$161,981,923	Market approach	Investor contract pricing as a percentage of unpaid principal balance	67.4%	107.7%	98.9%

Derivatives - loan commitments (net)	4,172,360	Market approach	Pull-through rate	66.7%	95.0%	83.7%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	197 bps	95 bps

Fixed maturity securities available for sale	1,625,198	Broker quotes	Pricing quotes	$101.41	$111.11	$106.44

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

September 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the nine months ending September 30, 2022:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2021	$7,015,515		$302,776,827	$2,023,348
Originations and purchases	-		2,837,349,328	-
Sales, maturities and paydowns	-		(2,987,906,269)	(368,980)
Transfer to mortgage loans held for investment	-		(49,428,757)	-
Total gains (losses):
Included in earnings (loss)	(2,843,155	)(1)	59,190,794 (1)	1,957 (2)
Included in other comprehensive income (loss)	-		-	(31,127)

Balance - September 30, 2022	$4,172,360		$161,981,923	$1,625,198

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings

(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the nine months ending September 30, 2021:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2020	$10,128,610		$422,772,418	$2,201,175
Originations and purchases	-		4,243,072,600	-
Sales, maturities and paydowns	-		(4,484,170,804)	(33,950)
Transfer to mortgage loans held for investment	-		(201,951)	-
Total gains (losses):
Included in earnings	(549,093	)(1)	131,183,580 (1)	2,729 (2)
Included in other comprehensive income	-		-	(119,133)

Balance - September 30, 2021	$9,579,517		$312,655,843	$2,050,821

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings

(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three months ending September 30, 2022:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - June 30, 2022	$7,443,642		$209,860,409	$1,962,789
Originations and purchases	-		787,389,868	-
Sales, maturities and paydowns	-		(800,430,402)	(344,630)
Transfer to mortgage loans held for investment	-		(49,428,757)	-
Total gains (losses):
Included in earnings	(3,271,282	)(1)	14,590,805 (1)	-	(2)
Included in other comprehensive income	-		-	7,039

Balance - September 30, 2022	$4,172,360		$161,981,923	$1,625,198

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three months ending September 30, 2021:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - June 30, 2021	$9,960,213		$296,728,086		$2,180,828
Originations and purchases	-		1,432,842,093		-
Sales, maturities and paydowns	-		(1,459,143,727)		(11,550)
Total gains (losses):
Included in earnings	(380,696	)(1)	42,229,391	(1)	928 (2)
Included in other comprehensive income	-		-		(119,385)

Balance - September 30, 2021	$9,579,517		$312,655,843		$2,050,821

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at September 30, 2022.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	471,786	-	-	471,786
Total assets accounted for at fair value on a nonrecurring basis	$471,786	$-	$-	$471,786

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

September 30, 2022 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2022 and December 31, 2021.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2022:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$86,591,587	$-	$-	$84,867,935	$84,867,935
Residential construction	201,127,984	-	-	201,127,984	201,127,984
Commercial	32,844,029	-	-	32,018,351	32,018,351
Mortgage loans held for investment, net	$320,563,600	$-	$-	$318,014,270	$318,014,270
Policy loans	13,066,150	-	-	13,066,150	13,066,150
Insurance assignments, net (1)	40,877,511	-	-	40,877,511	40,877,511
Restricted assets (2)	2,357,304	-	-	2,357,304	2,357,304
Cemetery perpetual care trust investments (2)	2,243,307	-	-	2,243,307	2,243,307
Mortgage servicing rights, net (4)	54,379,245	-	-	93,863,177	93,863,177

Liabilities
Bank and other loans payable	$(201,479,763)	$-	$-	$(201,479,763)	$(201,479,763)
Policyholder account balances (3)	(41,745,320)	-	-	(34,331,676)	(34,331,676)
Future policy benefits - annuities (3)	(106,760,557)	-	-	(113,983,260)	(113,983,260)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets
(4)	Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

September 30, 2022 (Unaudited)

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

September 30, 2022 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments.

		September 30, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$429,673,953	$5,922,415	$1,750,055	$862,568,967	$8,563,410	$1,547,895
Call options	Other liabilities	848,900	-	1,688	982,500	-	50,936
Put options	Other liabilities	297,000	-	18,982	362,900	-	4,493
Total		$430,819,853	$5,922,415	$1,770,725	$863,914,367	$8,563,410	$1,603,324

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

10) Derivative Instruments (Continued)

The following table presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended September 30		Nine Months Ended September 30
Derivative	Classification	2022	2021	2022	2021
Loan commitments	Mortgage fee income	$(3,271,282)	$(380,696)	$(2,843,155)	$(549,093)

Call and put options	Gains on investments and other assets	$50,045	$12,985	$176,274	$128,270

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

September 30, 2022 (Unaudited)

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

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of September 30, 2022, SecurityNational Mortgage was not in compliance, but received waivers or amendments from the warehouse banks. In the unlikely event the Company is required to repay the warehouse lines, the Company has sufficient cash and borrowing capacity to do so and to continue to fund its origination activities through other internal funding sources.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of September 30, 2022, the Company’s commitments were approximately $302,567,000 for these loans, of which $206,285,687 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.00% per annum. Maturities range between six and eighteen months.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

12) Mortgage Servicing Rights

The Company initially records these MSRs at fair value as discussed in Note 8. Also, refer to Note 15 regarding a subsequent event for the MSRs.

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

The following table presents the MSR activity.

	As of September 30 2022	As of December 31 2021
Amortized cost:
Balance before valuation allowance at beginning of year	$53,060,455	$35,210,516
MSR additions resulting from loan sales (1)	9,608,442	32,701,819
Amortization (2)	(8,289,652)	(14,851,880)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$54,379,245	$53,060,455

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$54,379,245	$53,060,455

Estimated fair value of MSRs at end of period	$93,863,177	$68,811,809

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

12) Mortgage Servicing Rights (Continued)

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its September 30, 2022 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2022	5,739,067
2023	5,098,468
2024	4,677,509
2025	4,238,273
2026	3,843,026
Thereafter	30,782,902
Total	$54,379,245

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Contractual servicing fees	$4,644,397	$4,037,142	$13,845,626	$11,179,908
Late fees	107,219	71,724	288,854	227,211
Total	$4,751,616	$4,108,866	$14,134,480	$11,407,119

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of September 30 2022	As of December 31 2021
Servicing UPB	$7,381,027,999	$7,060,536,350

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2022	7.13	8.44	9.50
December 31, 2021	11.60	6.64	9.50

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

13) Income Taxes

The Company’s overall effective tax rate for the three months ended September 30, 2022 and 2021 was 28.7% and 23.7%, respectively, which resulted in a provision for income taxes of ($949,159) and $3,352,663, respectively. The Company’s overall effective tax rate for the nine months ended September 30, 2022 and 2021 was 24.2% and 24.3%, respectively, which resulted in a provision for income taxes of $1,421,036 and $10,998,876, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes. The decrease in the effective tax rate when compared to the prior year is partially due to the Company’s provision for state income taxes.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2022)	$5,298,636	$-	$14,508,022
Closing (9/30/2022)	5,846,865	-	15,873,046
Increase/(decrease)	548,229	-	1,365,024

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2021)	$4,119,988	$-	$13,080,179
Closing (12/31/2021)	5,298,636	-	14,508,022
Increase/(decrease)	1,178,648	-	1,427,843

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three months ended September 30, 2022 and 2021 was $1,034,035 and $1,143,745, respectively, and for the nine months ended September 30, 2022 and 2021 was $3,624,463 and $3,588,682, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Major goods/service lines
At-need	$4,839,289	$4,129,203	$16,304,276	$12,172,631
Pre-need	1,631,074	1,838,472	4,622,311	6,055,568
	$6,470,363	$5,967,675	$20,926,587	$18,228,199

Timing of Revenue Recognition
Goods transferred at a point in time	$4,040,381	$4,132,050	$12,815,582	$12,882,878
Services transferred at a point in time	2,429,982	1,835,625	8,111,005	5,345,321
	$6,470,363	$5,967,675	$20,926,587	$18,228,199

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

14) Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net mortuary and cemetery sales	$6,470,363	$5,967,675	$20,926,587	$18,228,199
Gains (losses) on investments and other assets	(640,593)	(112,828)	(1,615,253)	913,058
Net investment income	681,239	826,008	1,916,970	1,296,899
Other revenues	180,989	24,492	217,906	74,378
Revenues from external customers	6,691,998	6,705,347	21,446,210	20,512,534

15) Subsequent Events

October 31, 2022, the Company, through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”) sold certain of its mortgage loan servicing rights (“MSRs”) to PNC Bank, NA for aggregate gross consideration of approximately $89.7 million. The MSRs related to mortgage loans previously originated by SecurityNational Mortgage in aggregate unpaid principal amount of approximately $7.05 billion. Substantially all of the consideration has been received by SecurityNational Mortgage, with the remainder subject to certain holdbacks during transfer of the MSRs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s operations over the last several years generally reflect three strategies which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) increased emphasis on the cemetery and mortuary business; and (iii) capitalizing on an improving housing market by originating mortgage loans. The Company has adjusted its strategies to respond to the changing economic circumstances resulting from COVID-19.

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

The following table shows the condensed financial results of the insurance operations for three and nine months ended September 30, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$26,237	$26,446	0%	$78,491	$74,755	5%
Net investment income	17,562	14,116	24%	47,269	41,860	13%
Gains on investments and other assets	(1,538)	931	(265%)	(1,697)	3,303	(151%)
Other	857	546	36%	1,723	1,724	(7%)
Total	$43,118	$42,039	3%	$125,786	$121,642	3%
Intersegment revenue	$1,724	$1,757	(2%)	$5,496	$5,410	2%
Earnings before income taxes	$4,234	$3,721	14%	$8,982	$11,110	(19%)

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the nine months ended September 30, 2022 decreased due to (a) a $5,000,000 decrease in gains on investments and other assets primarily due to a decrease in the fair value of equity securities, (b) a $3,911,000 increase in selling, general and administrative expenses, (c) a $1,620,000 increase in future policy benefits, (d) a $1,578,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs, (e) a $1,268,000 increase in interest expense, and (f) an $2,000 decrease in other revenues, which were partially offset by (i) a $5,409,000 increase in net investment income, (ii) a $3,737,000 increase in insurance premiums and other considerations, (iii) a $1,821,000 decrease in death, surrenders and other policy benefits, (iv) a $198,000 decrease in intersegment interest expense and other expenses, and an (v) $86,000 increase in intersegment revenue.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and nine months ended September 30, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$3,027	$2,191	38%	$9,899	$6,124	62%
Cemetery revenues	3,443	3,776	(9%)	11,027	12,104	(9%)
Net investment income	681	826	(18%)	1,917	1,297	48%
Gains (losses) on investments and other assets	(640)	(113)	466%	(1,615)	913	(277%)
Other	181	24	654%	218	74	195%
Total	$6,692	$6,704	0%	$21,446	$20,512	5%
Earnings before income taxes	$901	$1,747	(48%)	$4,407	$6,718	(34%)

Profitability in the nine months ended September 30, 2022 decreased due to (a) a $2,528,000 decrease in gains on investments and other assets primarily attributable to a $579,000 decrease in gains on real estate sales and a $1,949,000 decrease in gains on equity securities classified as restricted assets and cemetery perpetual care trust investments primarily due to a decrease in the fair value of equity securities, (b) a $2,510,000 increase in selling, general and administrative expenses, (c) a $1,433,000 decrease in cemetery pre-need sales, (d) a $748,000 increase in costs of goods sold, and (e) a $173,000 increase in intersegment interest expense and other expenses, which were partially offset by (i) a $3,775,000 increase in mortuary at-need sales, (ii) a $620,000 increase in net investment income, (iii) a $356,000 increase in cemetery at-need sales, (iv) a $143,000 increase in other revenues (v) a $125,000 increase in intersegment revenues, (vi) a $54,000 decrease in interest expense, and (vii) an $8,000 decrease in amortization of deferred policy acquisition costs.

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

The Company’s mortgage subsidiaries receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans originated by the mortgage subsidiaries. Mortgage loans originated by the mortgage subsidiaries are generally sold with mortgage servicing rights released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 8% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer. In December 2021, the Company ceased operations in EverLEND Mortgage and merged its operations into SecurityNational Mortgage.

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

For the nine months ended September 30, 2022 and 2021, SecurityNational Mortgage originated 8,886 loans ($2,837,349,000 total volume) and 14,898 loans ($4,157,704,000 total volume), respectively. For the nine months ended September 30, 2021, EverLEND Mortgage originated 260 loans ($85,368,000 total volume).

In response to the COVID-19 pandemic, mortgage operations integrated employee work from home accommodations into its standard operating procedures. A large percentage of fulfillment employees are in office however the flexibility remains to accommodate in office or work from home functionality.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2022 and 2021. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$28,825	$55,441	(48%)	$103,220	$179,901	(43%)
Income from loan originations	7,069	11,457	(38%)	26,463	33,382	(21%)
Change in fair value of loans held for sale	(4,131)	(259)	(1495%)	(7,973)	(8,320)	4%
Change in fair value of loan commitments	(3,271)	(381)	(759%)	(2,843)	(549)	(418%)
Net investment income	360	151	138%	583	408	43%
Gains on investments and other assets	-	159	(100%)	391	199	96%
Other	4,815	4,197	15%	14,396	11,744	23%
Total	$33,667	$70,765	(52%)	$134,237	$216,765	(38%)
Earnings before income taxes	$(8,437)	$8,675	(197%)	$(7,518)	$27,348	(127%)

Included in other revenues is service fee income. Profitability for the nine months ended September 30, 2022 decreased due to (a) a $76,681,000 decrease in secondary gains from investors, (b) a $6,919,000 decrease in income from loan originations, (c) $2,294,000 decrease in the fair value of loan commitments, (d) a $911,000 increase in intersegment expenses, (e) a $217,000 decrease in intersegment revenues, and (e) a $32,000 increase in depreciation on property and equipment, which were partially offset by (i) a $37,978,000 decrease in commissions, (ii) a $4,918,000 decrease in other expenses, (iii) a $2,652,000 increase in other revenues, (iv) a $1,800,000 decrease in costs related to funding mortgage loans, (v) a $1,019,000 decrease in personnel expenses, (vi) a $1,154,000 decrease in advertising expenses, (vii) a $893,000 decrease in intersegment interest expense and other expenses, (viii) a $778,000 decrease in interest expense, (ix) a $347,000 increase in the fair value of loans held for sale, (x) a $282,000 decrease in rent and rent related expenses, (xi) a $192,000 increase in gains on investments and other assets, and (xii) $175,000 increase in net investment income.

Consolidated Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total revenues decreased by $36,032,000, or 30.1%, to $83,477,000 for the three months ended September 30, 2022, from $119,509,000 for the comparable period in 2021. Contributing to this decrease in total revenues was a $37,650,000 decrease in mortgage fee income and a $3,156,000 decrease in gains on investments and other assets, a $208,000 decrease in insurance premiums and other considerations, which were partially offset by a $3,510,000 increase in net investment income, a $503,000 increase in net mortuary and cemetery sales, and a $969,000 increase in other revenues.

Mortgage fee income decreased by $37,650,000, or 56.8%, to $28,608,000, for the three months ended September 30, 2022, from $66,258,000 for the comparable period in 2021. This decrease was primarily due to a $26,500,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market a $3,872,000 decrease in the fair value of loans held for sale, a $2,891,000 decrease in the fair value of loan commitments, and a $4,387,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve.

Insurance premiums and other considerations decreased by $208,000, or 0.8%, to $26,238,000 for the three months ended September 30, 2022, from $26,446,000 for the comparable period in 2021. This decrease was primarily due to a decrease of $497,000 in renewal premiums which was partially offset by a $289,000 increase in first year premiums.

Net investment income increased by $3,510,000, or 23.3%, to $18,603,000 for the three months ended September 30, 2022, from $15,093,000 for the comparable period in 2021. This increase was primarily attributable to a $3,437,000 increase in mortgage loan interest, a $610,000 increase in real estate income, a $521,000 increase in fixed maturity securities income, a $434,000 increase in interest on cash and cash equivalents, a $146,000 increase in income on other investments, and a $28,000 increase in equity securities income, which were partially offset by a $1,087,000 increase in investment expenses, a $563,000 decrease in insurance assignment income, and a $16,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $503,000, or 8.4%, to $6,470,000 for the three months ended September 30, 2022, from $5,967,000 for the comparable period in 2021. This increase was primarily due to a $835,000 increase in mortuary at-need sales, which were partially offset by a $207,000 decrease in cemetery pre-need sales and a $125,000 decrease in cemetery at-need sales.

Gains on investments and other assets decreased by $3,156,000, or 323.0%, to $2,179,000 in losses for the three months ended September 30, 2022, from $977,000 in gains for the comparable period in 2021. This decrease in gains on investments and other assets was primarily due to a $1,512,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities, a $1,420,000 decrease in gains on other assets, and a $224,000 decrease in gains on fixed maturity securities.

Other revenues increased by $969,000, or 20.3%, to $5,737,000 for the three months ended September 30, 2022, from $4,768,000 for the comparable period in 2021. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $86,780,000, or 104.0% of total revenues, for the three months ended September 30, 2022, as compared to $105,366,000, or 88.2% of total revenues, for the comparable period in 2021.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $1,213,000 or 5.1%, to $22,724,000 for the three months ended September 30, 2022, from $23,937,000 for the comparable period in 2021. This decrease was primarily the result of a $1,478,000 decrease in death benefits ($1,023,000 for COVID-19 related deaths), a $96,000 decrease in future policy benefits, which were partially offset by a $361,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $352,000, or 7.5%, to $5,062,000 for the three months ended September 30, 2022, from $4,710,000 for the comparable period in 2021. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $18,346,000, or 24.8%, to $55,657,000 for the three months ended September 30, 2022, from $74,003,000 for the comparable period in 2021. This decrease was primarily the result of a $13,765,000 decrease in commissions, a $2,597,000 decrease in other expenses, a $1,008,000 decrease in costs related to funding mortgage loans, a $729,000 decrease in personnel expenses, and $318,000 decrease in advertising expense, and a $153,000 decrease in rent and rent related expenses, which were partially offset by a $224,000 increase in depreciation on property and equipment.

Interest expense increased by $329,000, or 18.2%, to $2,137,000 for the three months ended September 30, 2022, from $1,807,000 for the comparable period in 2021. This increase was primarily due to an increase of $423,000 in interest expense on bank loans, which was partially offset by a decrease of $94,000 in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold-mortuaries and cemeteries increased by $292,000, or 32.2%, to $1,200,000 for the three months ended September 30, 2022, from $908,000 for the comparable period in 2021. This increase was primarily due to a $346,000 increase in mortuary at-need sales, which were partially offset by a $30,000 decrease in cemetery pre-need sales and a $24,000 decrease in cemetery at-need sales.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total revenues decreased by $77,448,000, or 21.6%, to $281,470,000 for the nine months ended September 30, 2022, from $358,918,000 for the comparable period in 2021. Contributing to this decrease in total revenues was a $85,431,000 decrease in mortgage fee income and a $7,335,000 decrease in gains on investments and other assets, which were partially offset by a $3,736,000 increase in insurance premiums and other considerations, a $6,205,000 increase in net investment income, a $2,698,000 increase in net mortuary and cemetery sales, and a $2,679,000 increase in other revenues.

Mortgage fee income decreased by $85,431,000, or 41.8%, to $118,983,000, for the nine months ended September 30, 2022, from $204,414,000 for the comparable period in 2021. This decrease was primarily due to a $76,565,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market and a $6,919,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve, and a $2,294,000 decrease in the fair value of loan commitments, which were partially offset by a $347,000 increase in the fair value of loans held for sale.

Insurance premiums and other considerations increased by $3,736,000, or 5.0%, to $78,491,000 for the nine months ended September 30, 2022, from $74,755,000 for the comparable period in 2021. This increase was due to an increase of $1,996,000 in renewal premiums due to the growth of the Company’s outstanding policies in recent years, particularly in whole life products, which resulted in more premium paying business in force and an increase of $1,740,000 in first year premiums as a result of increased insurance sales.

Net investment income increased by $6,205,000, or 14.2%, to $49,769,000 for the nine months ended September 30, 2022, from $43,564,000 for the comparable period in 2021. This increase was primarily attributable to a $7,655,000 increase in mortgage loan interest, a $1,617,000 increase in income on real estate, a $544,000 increase in interest on cash and cash equivalents, a $446,000 increase in fixed maturity securities income, a $262,000 increase in income on other investments, a $37,000 increase in equity securities income, and a $33,000 increase in policy loan income, which were partially offset by a $3,800,000 increase in investment expenses and a $589,000 decrease in insurance assignment income.

Net mortuary and cemetery sales increased by $2,698,000, or 14.8%, to $20,926,000 for the nine months ended September 30, 2022, from $18,228,000 for the comparable period in 2021. This increase was primarily due to a $3,775,000 increase in mortuary at-need sales and a $356,000 increase in cemetery at-need sales, which were partially offset by a $1,433,000 decrease in cemetery pre-need sales.

Gains on investments and other assets decreased by $7,335,000, or 166.2%, to $2,921,000 in losses for the nine months ended September 30, 2022, from $4,414,000 in gains for the comparable period in 2021. This decrease in gains on investments and other assets was primarily due to a $5,849,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities, a $1,169,000 decrease in gains on other assets, and a $317,000 decrease in gains on fixed maturity securities.

Other revenues increased by $2,679,000, or 19.8%, to $16,221,000 for the nine months ended September 30, 2022, from $13,542,000 for the comparable period in 2021. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $275,599,000, or 97.9% of total revenues, for the nine months ended September 30, 2022, as compared to $313,742,000, or 87.4% of total revenues, for the comparable period in 2021.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $201,000 or 0.3%, to $70,296,000 for the nine months ended September 30, 2022, from $70,497,000 for the comparable period in 2021. This decrease was primarily the result of a $2,910,000 decrease in death benefits ($2,339,000 for COVID-19 related deaths), which were partially offset by $1,620,000 increase in future policy benefits and a $1,089,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,570,000, or 13.2%, to $13,511,000 for the nine months ended September 30, 2022, from $11,941,000 for the comparable period in 2021. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $40,698,000, or 18.2%, to $182,398,000 for the nine months ended September 30, 2022, from $223,096,000 for the comparable period in 2021. This decrease was primarily the result of a $38,089,000 decrease in commissions, a $3,311,000 decrease in other expenses, a $1,800,000 decrease in costs related to funding mortgage loans, a $532,000 decrease in rent and rent related expenses, and a $409,000 decrease in advertising expenses, which were partially offset by a $2,950,000 increase in personnel expenses and a $493,000 increase in depreciation on property and equipment.

Interest expense increased by $437,000, or 8.2%, to $5,764,000 for the nine months ended September 30, 2022, from $5,327,000 for the comparable period in 2021. This increase was primarily due to a $1,215,000 increase in interest expense on bank loans, which was partially offset by decrease of $778,000 in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold-mortuaries and cemeteries increased by $747,000, or 26.0%, to $3,628,000 for the nine months ended September 30, 2022, from $2,881,000 for the comparable period in 2021. This increase was primarily due to a $942,000 increase in mortuary at-need sales and a $42,000 increase in cemetery at-need sales, which were partially offset by and a $237,000 decrease in cemetery pre-need sales.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees from mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy caused by COVID-19 may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses. As of September 30, 2022, SecurityNational Mortgage was not in compliance with its warehouse line debt covenants, but received waivers or amendments from the warehouse banks. In the unlikely event the Company is required to repay the warehouse lines, the Company has sufficient cash and borrowing capacity to do so and to continue to fund its origination activities through other internal funding sources.

During the nine months ended September 30, 2022 and 2021, the Company’s operations provided cash of $109,318,000 and $128,891,000, respectively. The decrease in cash provided by operations from the nine months ended September 30, 2021 to those ended September 30, 2022 was due primarily to decreased proceeds from the sale of mortgage loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $320,546,000 (at estimated fair value) and $259,005,000 (at estimated fair value) as of September 30, 2022 and December 31, 2021, respectively. This represented 34.7% and 31.5% of the total investments as of September 30, 2022, and December 31, 2021, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2022, 2.2% (or $7,311,000) and at December 31, 2021, 3.9% (or $9,991,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2022 and December 31, 2021, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $470,342,000 as of September 30, 2022, as compared to $551,054,000 as of December 31, 2021. Stockholders’ equity as a percent of total capitalization was 57.2% and 54.4% as of September 30, 2022 and December 31, 2021, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2021 was 4.8% as compared to a rate of 5.9% for 2020. The 2022 lapse rate to date has been approximately the same as 2021.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $90,667,000 and $82,823,000 as of September 30, 2022 and December 31, 2021, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

COVID-19

During 2020, the outbreak of COVID-19 had spread worldwide and was declared a global pandemic by the World Health Organization on March 11, 2020. COVID-19, and its variants, pose a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company continues to closely monitor developments relating to COVID-19 and assessing its impact on the Company’s business. The continued uncertainty surrounding COVID-19 has had and continues to have a significant impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus and its variants, which include the implementation of travel bans, self-imposed quarantine periods, social distancing, and various mask and vaccine mandates. These measures have disrupted and will continue to disrupt businesses globally. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize the economic conditions. Most monetary and fiscal interventions have been significantly curtailed.

Like most businesses, COVID-19 has impacted the Company, including the temporary adoption of work from home arrangements and a restructuring of selling techniques for its products and services. The Company also experienced increased expenses for cleaning services of its offices. Throughout 2021 and 2022, the Company continued to adapt to the impact of COVID-19 and its related economic effects. The Company cannot, with any certainty predict the severity or duration with which COVID-19 will impact the Company’s business, financial condition, results of operations, and cash flows. To the extent COVID-19 adversely affects the Company’s business, financial condition, and results of operations, it may also have the effect of heightening many of the other Company risks. These uncertainties have the potential to negatively affect the risk of credit default for the issuers of the Company’s fixed maturity debt securities and individual borrowers with mortgage loans held by the Company.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2022, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company’s repurchase activity during the three months ended September 30, 2022 under the Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
7/1/2022-7/31/2022	-	$-	-	443,178
8/1/2022-8/31/2022	-	-	-	443,178
9/1/2022-9/30/2022	-	-	-	443,178

Total	-	$-	-	443,178

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

(a)(3)	Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)
10.3	Amended and Restated 2014 Director Stock Option Plan (7)
10.4	Employment Agreement with Scott M. Quist (2)
10.5	Stock Repurchase Plan (5)
14	Code of Business Conduct and Ethics (6)
21	Subsidiaries of the Registrant (8)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(3)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(4)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(6)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(7)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020
(8)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: November 14, 2022	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

