Form 10-K
period 2022-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2023-03-31
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2022, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $42,000,000 based on the $8.46 closing sale price of the Class A common stock as reported on The Nasdaq Global Select Market.

As of March 27, 2023, there were outstanding 18,807,013 shares of Class A common stock, $2.00 par value per share, and 2,888,923 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2022

PART I

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 40 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eight mortuaries and five cemeteries in the state of Utah, one cemetery in the state of California, and one cemetery and four mortuaries in the state of New Mexico. The Company also engages in pre-need selling of funeral, cemetery, mortuary, and cremation services through its cemetery and mortuary locations. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes, and other real estate projects. The mortgage segment operates through 118 retail offices in 26 states, and is an approved mortgage lender in several other states.

The Company’s design and structure are that each business segment is related to the other business segments and contributes to the profitability of the other segments. The Company’s cemetery and mortuary segment provides a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance segment invests its assets (including, in part, pre-need funeral products and services) in investments authorized by the respective insurance departments of their states of domicile. The Company also pursues growth through acquisitions. The Company’s mortgage segment provides mortgage loans and other real estate investment opportunities.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2022:

	2022	2021	2020	2019 (1)	2018
Life Insurance
Policy/Cert Count as of December 31	646,296	653,450	659,237	669,064	531,831
Insurance in force as of December 31 (in thousands)	$2,865,957	$2,863,759	$2,890,791	$2,877,402	$1,838,488
Premiums Collected (in thousands)	$103,304	$99,006	$92,058	$78,253	$74,965

(1)	Acquisition of Kilpatrick

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

The following table summarizes the annuity business for the five years ended December 31, 2022:

	2022	2021	2020	2019 (1)	2018
Annuities Policy/Cert Count as of December 31	24,225	24,901	25,476	26,565	22,313
Deposits Collected (in thousands)	$9,972	$9,719	$9,637	$10,400	$9,644

(1)	Acquisition of Kilpatrick

Accident and Health

Products

Through its various acquisitions, the Company occasionally acquires small blocks of accident and health policies, which it continues to service. The Company offers a low-cost comprehensive diver’s accident policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident.

Markets and Distribution

The Company currently markets its diver’s accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2022:

	2022	2021	2020	2019 (1)	2018
Accident and Health Policy/Cert Count as of December 31	11,132	12,494	13,735	15,133	3,763
Premiums Collected (in thousands)	$543	$353	$296	$110	$98

(1)	Acquisition of Kilpatrick

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

It is the Company’s policy to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2022, was $346,749,000, which represented approximately 12.1% of the Company’s life insurance in force on that date.

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

Potential customers are located via telephone sales prospecting, responses to letters mailed by the pre-planning consultants, billboards and other outside advertising, referrals, and door-to-door canvassing. The Company trains its sales representatives and helps generate leads for them.

Mortgage Loans

Products

The Company, through SecurityNational Mortgage, is active in the residential real estate market. SecurityNational Mortgage is approved by the U.S. Department of Housing and Urban Development (HUD), the Federal National Mortgage Association (Fannie Mae), and other secondary market investors, to originate a variety of residential mortgage loan products, which are subsequently sold to investors. The Company uses internal and external funding sources to fund mortgage loans. In December 2021, the Company ceased operations through EverLEND Mortgage and merged its operations into SecurityNational Mortgage.

Security National Life originates and funds commercial real estate loans, residential construction loans, and land development loans for internal investment.

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to real estate brokers, builders and directly with consumers. The Company has a strong retail origination presence in the Utah, Florida, Texas, Nevada and Arizona markets and many other states across the country. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

Recent Acquisitions and Other Business Activities

Acquisitions

Acquisition of Rivera Funerals, Cremations and Memorial Gardens

On December 21, 2021, the Company, through Memorial Estates Inc., completed a business combination transaction with Rivera Funerals, Cremations and Memorial Gardens. The mortuaries and cemetery are located in New Mexico.

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated December 21, 2021, Memorial Estates Inc. paid a net purchase price of $10,693,395 for the business and assets of Rivera Funerals, Cremations and Memorial Gardens, subject to holdback amounts held by Memorial Estates, Inc. in the total amount of $1,120,000. Pursuant to the Asset Purchase Agreement, Memorial Estates, Inc. used $70,000 of the holdback amount to pay trade accounts payable of Rivera Funerals, Cremations and Memorial Gardens to third parties that remained unpaid at the time of purchase. The remaining $1,050,000 holdback amount is to be released and paid by Memorial Estates Inc. in annual payments of up to $105,000 each, beginning in January 2023.

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

Center53 Development

Center53 Development is an office development project comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City. At final completion, the multi-year, phased development is expected to create a campus atmosphere and include nearly one million square-feet of office space in five buildings, ranging from four to eleven stories, and will be serviced by three parking structures with about 4,000 stalls. In 2015, the Company broke ground and commenced development on the first phase which included a six-story building of nearly 200,000 square feet and a parking garage with 748 parking stalls. The first phase of the project was completed in July 2017 and is currently 100% leased. The second phase of the project began in March 2020 and includes a second six story building of nearly 221,000 square feet and a parking garage with approximately 870 stalls. The Company began its occupancy of a portion of the building in October 2021 and the remainder of the building is currently 100% leased. The Company plans to initiate future phases of the Center53 Development for additional Class A office space in the central valley of Salt Lake City.

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

The Company’s life insurance subsidiaries are currently subject to regulation in Utah, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the relevant state insurance department where, they are deemed “extraordinary” under relevant state law. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Company was last examined in 2021 (First Guaranty Insurance), 2022 (Security National Life, Southern Security and Trans-Western) and 2021 (Kilpatrick Life). Its most recent final examination reports have been approved by the insurance departments and are public record.

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

Competition

The life insurance industry is highly competitive. There are approximately 800 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, pricing, and customer service. The Company’s insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and more diversified line of insurance products than the Company. In addition, such companies generally have a larger sales force. Further, the Company competes with mutual insurance companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is smaller by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

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

Human Capital Management

As of December 31, 2022, the Company employed 1,422 full-time and 202 part-time employees. Of the full-time employees, 934 were employed by the mortgage segment, 368 by the life insurance segment, and 120 by the cemetery and mortuary segment. The Company requires monthly acknowledgement of its anti-discrimination and anti-harassment policies and communicates to its employees how to report concerns that relate to their employment experience.

Employee Benefits

All eligible employees may elect coverage under the Company’s group health (including health savings and flexible spending), retirement, supplemental life and voluntary benefit programs. As of December 31, 2022, 826 employees had elected to participate in the Company’s group health insurance plans.

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

Available Information

The Company’s internet address is securitynational.com. The Company’s investor relations website is investor.securitynational.com and the Company promptly makes available on this website, free of charge, the reports that it files or furnishes with the Securities and Exchange Commission.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 1B. Unresolved Staff Comments

None. As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 2. Properties

The following tables set forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
433 Ascension Way, Floors 4, 5 and 6	Salt Lake City	UT	Corporate Headquarters, Insurance Operations, Cemetery and Mortuary Operations, Mortgage Operations and Sales	Owned	221,000	N/A			N/A
1044 River Oaks Dr.	Flowood	MS	Insurance Operations	Owned	5,522	N/A			N/A
1818 Marshall St.	Shreveport	LA	Insurance Operations	Owned	12,274	N/A			N/A
812 Sheppard St.	Minden	LA	Insurance Sales	Owned	1,560	N/A			N/A
909 Foisy Ave.	Alexandria	LA	Insurance Sales	Owned	8,059	N/A			N/A
1550 N. Third St.	Jena	LA	Insurance Sales	Owned	1,737	N/A			N/A
1 Sanctuary Blvd. Suite 302A	Mandeville	LA	Insurance Sales	Leased	1,335	$2,262	/	mo	6/30/2023
79 E. Main Street	Midway	UT	Funeral Service Sales	Leased	4,476	$6,051	/	mo	10/31/2025
4387 S. 500 W.	Salt Lake City	UT	Funeral Service Sales	Leased	2,168	$1,840	/	mo	7/31/2025
1627A Central Ave.	Los Alamos	NM	Funeral Service Sales	Leased	1,400	$1,600	/	mo	12/30/2024
200 Market Way	Rainbow City	AL	Fast Funding Operations	Leased	12,850	$10,490	/	mo	1/31/2025
500 Blount Avenue,	Guntersville	AL	Mortgage Sales	Leased	1,250	$1,000	/	mo	6/30/2023
1101 McMurtrie Drive, Suite F1	Huntsville	AL	Mortgage Sales	Leased	4,500	$5,625	/	mo	2/28/2026
5100 N. 99th Ave., Suite 101/103	Phoenix	AZ	Mortgage Sales	Sub-Leased	3,940	$3,369	/	mo	month to month
10609 N. Hayden Rd., Suite 100	Scottsdale	AZ	Mortgage Sales	Leased	3,585	$8,650	/	mo	month to month
1819 Dobson Rd., Suite 202	Mesa	AZ	Mortgage Sales	Leased	890	$2,114	/	mo	7/31/2023
2828 N. Central Ave., Suite 1100A	Phoenix	AZ	Mortgage Sales	Sub-Leased	1,691	$4,859	/	mo	month to month
1490 S. Price Road, Suite 318	Chandler	AZ	Mortgage Sales	Leased	UNK	$3,050	/	mo	6/30/2023
5100 N. 99th Ave., Suite 111	Phoenix	AZ	Mortgage Sales	Sub-Leased	720	$1,023	/	mo	month to month
1951 West Camelback Rd, Ste 200	Phoenix	AZ	Mortgage Sales	Leased	2,446	$3,567	/	mo	month to month
AZ (01144) 2636 Hwy 95 Suite 2 Bullhead City, 86442 (az-2636)	Bullhead City	AZ	Mortgage Sales	Leased	1,000	$1,250	/	mo	month to month
6870 S Highway 95 Building C Suite 451B,	Mohave Valley	AZ	Mortgage Sales	Leased	661	$3,000	/	mo	month to month
2220 S. Country Club Drive Suite 101	Mesa	AZ	Mortgage Sales	Leased	3,274	$5,184	/	mo	2/14/2028
108 E. El Caminito Dr.	Phoenix	AZ	Mortgage Sales	Leased	100	$-	/	mo	month to month
9971 E. Paseo De La Masada	Tucson	AZ	Mortgage Sales	Leased	100	$-	/	mo	month to month
350 West 16th Street #209	Yum	AZ	Mortgage Sales	Leased	1,731	$3,725	/	mo	6/30/2024
102 North Cortez St.	Prescott	AZ	Mortgage Sales	Leased	100	$600	/	mo	month to month
40977 Oak Dr.	Forest Falls	CA	Mortgage Sales	Leased	250	$-	/	mo	month to month
2934 E. Garvey Ave. South, Suite 250	West Covina	CA	Mortgage Sales	Leased	500	$712	/	mo	month to month
7398 Fox Trail Unit B	Yucca Valley	CA	Mortgage Sales	Leased	900	$550	/	mo	month to month
3247 West March Lane, Ste 125	Stockton	CA	Mortgage Sales	Leased	1,504	$3,610	/	mo	11/30/2024
5001 E. Commercial Dr, Ste 285	Bakersfeild	CA	Mortgage Sales	Leased	985	$1,623	/	mo	6/30/2024
155 S. Highway 101 Suite 7	Solana Beach	CA	Mortgage Sales	Leased	2,000	$7,210	/	mo	7/31/2026
44441 West 16th Street #101	Lancaster	CA	Mortgage Sales	Leased	2,115	$2,015	/	mo	1/31/2023
1420 Magnolia Ave	Oxnard	CA	Mortgage Sales	Leased	100	$6,206	/	mo	3/30/2024
81 Broadmoor Ct.	Novato	CA	Mortgage Sales	Leased	100	$1,000	/	mo	month to month
625 The City Drive, Suite 450	Orange	CA	Mortgage Sales	Leased	2,485	$6,461	/	mo	12/31/2024
5475 Tech Center Dr., Suite 100	Colorado Springs	CO	Mortgage Sales	Leased	3,424	$4,851	/	mo	9/30/2023
27 Main St., Suite C-104B	Edwards	CO	Mortgage Sales	Leased	680	$1,950	/	mo	month to month
4501 Mohawk Dr.	Larkspur	CO	Mortgage Sales	Leased	250	$50	/	mo	month to month
7800 E. Union Ave., Suite 550	Denver	CO	Mortgage Sales	Sub-Leased	4,656	$11,446	/	mo	2/28/2023
5982 s Zeno Ct	Aurora	CO	Mortgage Sales	Leased	50	$-	/	mo	month to month
1145 Town Park Ave., Suite 2215	Lake Mary	FL	Mortgage Sales	Leased	5,901	$13,484	/	mo	2/28/2023
8191 College Parkway, Suite 201	Ft Myers	FL	Mortgage Sales	Leased	4,676	$4,333	/	mo	8/21/2024
113th St. N. and 82nd Ave. N.	Seminole	FL	Mortgage Sales	Leased	1,400	$1,692	/	mo	8/31/2023
2350 Fruitville Rd Ste, Ste 101	Sarasota	FL	Mortgage Sales	Leased	2,455	$5,113	/	mo	3/14/2026
921 Club House Blvd, New Smyrna Beach,		FL	Mortgage Sales	Leased	50	$-	/	mo	month to month
5237 Summerlin Commons Blvd.	Fort Myers	FL	Mortgage Sales	Leased	120	$1,095	/	mo	month to month
10752 Deerwood Park Blvd South Waterview II, Suite 135, Office # 170	Jacksonville	FL	Mortgage Sales	Leased	100	$1,055	/	mo	1/31/2023
3331 Pasadena Court	Fort Myers	FL	Mortgage Sales	Leased	100	$-	/	mo	month to month
106 A Adamson Square	Carrolton	GA	Mortgage Sales	Leased	1,000	$1,750	/	mo	10/31/2023

Item 2. Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
900 Cricle 75 Parkway, Ste 175	Atlanta	GA	Mortgage Sales	Leased	3,020	$6,156	/	mo	6/30/2026
6600 Peachtree Dunwoody Rd, Ste 135	Atlanta	GA	Mortgage Sales	Leased	2,129	$4,843	/	mo	3/31/2026
102 Mary Alice Park Road Suite 506	Cummings	GA	Mortgage Sales	Leased	1,190	$1,813	/	mo	12/31/2023
4370 Kukui Grove St., Suite 201	Lihue	HI	Mortgage Sales	Leased	864	$1,498	/	mo	2/28/2025
1001 Kamokila Blvd.	Kapolei	HI	Mortgage Sales	Leased	737	$1,759	/	mo	12/31/2025
32 Kinoole St. Suite 101, Hilo HI	Hilo	HI	Mortgage Sales	Leased	730	$1,795	/	mo	5/31/2023
1885 Main Street #108	Wailuku	HI	Mortgage Sales	Leased	1,092	$1,602	/	mo	5/14/2023
677 Ala Moana Blvd. Suite 609	Honolulu	HI	Mortgage Sales	Leased	716	$2,076	/	mo	1/31/2024
970 No Kalaheo Ave, Kailua, Suite A307, HI 96734	Kailua	HI	Mortgage Sales	Leased	510	$1,173	/	mo	5/31/2023
70 Kanoa Street Suite #140	Wailuku	HI	Mortgage Sales	Leased	UNK	$300	/	mo	month to month
315 Cece Way	Mccall	ID	Mortgage Sales	Leased	100	$-	/	mo	month to month
4622 Gap Creek Avenue	Caldwell	ID	Mortgage Sales	Leased	100	$-	/	mo	month to month
802 West Bartlett Road	Bartlett	IL	Mortgage Sales	Leased	2300	$6,000	/	mo	12/31/2023
568 Greenluster Dr.	Covington	LA	Mortgage Sales	Leased	150	$750	/	mo	month to month
81 Boulder Drive,	Elizabethtown	KY	Mortgage Sales	Leased	100	$-	/	mo	month to month
8684 Veterans Hwy, Ste 101	Millersville	MD	Mortgage Sales	Leased	4,018	$6,725	/	mo	7/31/2026
4987 Fall Creek Rd. Suite 1	Branson	MO	Mortgage Sales	Leased	700	$1,000	/	mo	month to month
4700 Homewood Ct #260	Raleigh	NC	Mortgage Sales	Leased	2,339	$5,353	/	mo	2/28/2025
2015 Ayrsley Town Blvd, Suite 202-#256 & 258,	Charlotte	NC	Mortgage Sales	Leased	UNK	$2,003	/	mo	month to month
3115 Boone Trail	Fayetteville	NC	Mortgage Sales	Leased	1,000	$3,000	/	mo	month to month
2602 Camino Plata Loop NE	Rio Rancho	NM	Mortgage Sales	Leased	100	$-	/	mo	month to month
1980 Festival Plaza Dr., Suite 850	Las Vegas	NV	Mortgage Sales	Leased	12,866	$45,031	/	mo	3/31/2027
840 Pinnacle Ct., Suite 3	Mesquite	NV	Mortgage Sales	Leased	900	$720	/	mo	3/12/2022
2635 St. Rose Pkwy, Suites D 100, 110, 120	Hendeson	NV	Mortgage Sales	Leased	5,788	$12,281	/	mo	9/30/2025
8720 Orion Place, Suite 160	Colombus	OH	Mortgage Sales	Leased	1,973	$1,809	/	mo	6/30/2023
3311 NE MLK Jr Blvd., Suite 203	Portland	OR	Mortgage Sales	Leased	1,400	$875	/	mo	month to month
10365 SE Sunnyside Rd., Suite 310	Clackamus	OR	Mortgage Sales	Leased	1,288	$2,815	/	mo	11/30/2024
11104 SE Stark St., Suite S	Portland	OR	Mortgage Sales	Sub-Leased	506	$600	/	mo	month to month
11592 SW Roundup Place	Terrebonne	OR	Mortgage Sales	Leased	100	$-	/	mo	month to month
110 Awendaw Way,	Greenville	SC	Mortgage Sales	Leased	50	$-	/	mo	month to month
6263 Poplar Ave., Suite 900	Memphis	TN	Mortgage Sales	Leased	1,680	$2,028	/	mo	3/31/2023
144 Alf Taylor Rd.	Johnson City	TN	Mortgage Sales	Sub-Leased	1,521	$800	/	mo	month to month
347 Main St., Suite 200	Franklin	TN	Mortgage Sales	Leased	2,444	$6,050	/	mo	8/31/2025
820 N Church Street,	Livingston	TN	Mortgage Sales	Leased	1,050	$700	/	mo	month to month
3027 Marina Bay Dr., Suite 200	League City	TX	Mortgage Sales	Leased	1,225	$2,450	/	mo	4/30/2023
11550 Fuqua, Suite 200	Houston	TX	Mortgage Sales	Leased	1,865	$3,264	/	mo	4/30/2024
1848 Norwood Plaza, Suite 213	Hurst	TX	Mortgage Sales	Sub-Leased	1,596	$1,031	/	mo	month to month
17347 Village Green Dr., Suite 102	Houston	TX	Mortgage Sales	Sub-Leased	3,300	$8,970	/	mo	12/1/2024
9737 Great Hills Trail, Suites 150, 200, 220	Austin	TX	Mortgage Sales	Leased	19,891	$40,696	/	mo	month to month
1213 East Alton Gloor Blvd., Suite H	Brownsville	TX	Mortgage Sales	Leased	2,000	$2,310	/	mo	2/28/2024
5020 Collinwood Ave., Suite 100	Fort Worth	TX	Mortgage Sales	Leased	2,687	$5,400	/	mo	1/31/2025
2408 Jacaman Road, Suite F	Laredo	TX	Mortgage Sales	Leased	UNK	$945	/	mo	6/1/2023
1900 Country Club Dr., Suite 150	Mansfield	TX	Mortgage Sales	Leased	175	$325	/	mo	month to month
3220 Gus Thomasson Rd.	Mesquite	TX	Mortgage Sales	Sub-Leased	130	$1,000	/	mo	month to month
722 Kiowa Dr. West	Lake Kiowa	TX	Mortgage Sales	Leased	150	$495	/	mo	month to month
124 N. Main St.	Mansfield	TX	Mortgage Sales	Sub-Leased	100	$3,000	/	mo	month to month
4411 W. Illinois, Suite B-4	Midland	TX	Mortgage Sales	Sub-Leased	100	$1,700	/	mo	month to month
23227 Red River Drive	Katy	TX	Mortgage Sales	Leased	144	$750	/	mo	month to month
6401 Eldorado Pkwy, Ste 313	Mckinnney	TX	Mortgage Sales	Sub-Leased	345	$827	/	mo	month to month
10000 North Central Expressway, Ste 400	Dallas	TX	Mortgage Sales	Leased	200	$749	/	mo	7/31/2023
5707 Cold Springs Drive	San Antonio	TX	Mortgage Sales	Leased	100	$-	/	mo	month to month
12258 Queenston Blvd, Suite A	Houston	TX	Mortgage Sales	Leased	1,300	$4,000	/	mo	month to month
825 Fairmont Parkway, Suite 100	Pasadena	TX	Mortgage Sales	Leased	3,052	$3,000	/	mo	month to month
4500 1-40 West, Suite B	Amarillo	TX	Mortgage Sales	Leased	1,238	$1,600	/	mo	11/30/2023
11525 S. Fry Road #106	Fulshear	TX	Mortgage Sales	Leased	UNK	$800	/	mo	month to month
30417 Fifth Street Suite B	Fulshear	TX	Mortgage Sales	Leased	1,000	$1,000	/	mo	month to month
1526 Katy Gap Road Units 503 & 504	Katy	TX	Mortgage Sales	Leased	2,400	$5,390	/	mo	2/29/2024
105 Hunters Lane, Suite 106	Friendswood	TX	Mortgage Sales	Leased	UNK	$3,750	/	mo	12/31/2023
590 W. State Street	Pleasant Grove	UT	Mortgage Sales	Leased	250	$500	/	mo	month to month
126 W. Sego Lily Dr., Suite 126	Sandy	UT	Mortgage Sales	Leased	2,794	$6,781	/	mo	1/31/2027
75 Towne Ridge Parkway, Suite 100	Sandy	UT	Mortgage Sales	Leased	6,867	$17,712	/	mo	8/31/2023
1133 North Main St., Suite 150	Layton	UT	Mortgage Sales	Sub-Leased	300	$1,000	/	mo	month to month

Item 2. Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	1,884	$1,600	/	mo	4/30/2025
11240 S. River Heights Dr.	South Jordan	UT	Mortgage Sales	Leased	3,403	$8,212	/	mo	11/30/2024
500 East Village Blvd.	Stansbury Park	UT	Mortgage Sales	Leased	1,950	$3,374	/	mo	10/31/2024
833 N. 900 W.	Orem	UT	Mortgage Sales	Leased	2,391	$3,198	/	mo	1/31/2023
1350 E. 300 S. 3rd Floor	Lehi	UT	Mortgage Sales	Leased	15,446	$37,276	/	mo	12/22/2026
2455 E. Parleys Way, Suites 120 & 150	Salt Lake City	UT	Mortgage Sales	Leased	5,256	$8,743	/	mo	7/31/2030
859 W South Jordan Pkwy, Suite 101,	South Jordan	UT	Mortgage Sales	Leased	3,376	$5,995	/	mo	5/30/2025
558 E. Riverside Dr., Suite 204	St. George	UT	Mortgage Sales	Leased	1,685	$2,235	/	mo	8/31/2023
420 N. SR 198	Salem	UT	Mortgage Sales	Leased	1,000	$1,200	/	mo	month to month
768 S. 1600 W., Suite B	Mapleton	UT	Mortgage Sales	Leased	1,500	$4,000	/	mo	month to month
21430 Cedar Dr., Suite 200-202	Sterling	VA	Mortgage Sales	Leased	6,850	$15,970	/	mo	3/9/2024
15640 NE Fourth Plain Blvd., Suite 220/221	Vancouver	WA	Mortgage Sales	Leased	360	$850	/	mo	month to month
2701 Currant St.	Lynden	WA	Mortgage Sales	Leased	1,500	$50	/	mo	month to month
1508 24th Ave., Suite 23	Kenosha	WI	Mortgage Sales	Leased	250	$150	/	mo	month to month
27903 99th St.	Trevor	WI	Mortgage Sales	Leased	300	$150	/	mo	month to month
219 W. Washington St.	Charlestown	WV	Mortgage Sales	Leased	2,430	$1,700	/	mo	4/14/2023

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

Item 2. Properties (Continued)

The following table summarizes the location and acreage of the seven Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc. Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	9	39	8	31

Memorial Estates, Inc. Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	26	54	20	34

Memorial Estates, Inc. Redwood Cemetery (3)	6500 South Redwood Road West Jordan, Utah	1973	28	71	35	36

Deseret Memorial Inc. Lake Hills Cemetery	10055 South State Street Sandy, Utah	1991	9	28	6	22

Holladay Memorial Park, Inc. Holladay Memorial Park (3)	4900 South Memory Lane Holladay, Utah	1991	12	14	7	7

California Memorial Estates, Inc. Singing Hills Memorial Park (4)	2800 Dehesa Road El Cajon, California	1995	8	97	6	91

SNR-SF Cemetery LLC Santa Fe Memorial Gardens (5)	417 Rodeo Rd Santa Fe, New Mexico	2021	5	5	4	1

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports, or the Company’s inspection of the cemeteries. The Company estimates that there are approximately 1,200 spaces per developed acre.
(2)	Includes both reserved and occupied spaces.
(3)	Includes two granite mausoleums.
(4)	Includes an open easement.
(5)	Includes five main columbariums that can hold approximately 6,000 inurnments.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the twelve Company owned mortuaries:

Name of Mortuary	Location	Date Acquired	Viewing Room(s)	Chapel(s)	Square Footage
Memorial Mortuary, Inc. Memorial Mortuary	5850 South 900 East, Murray, Utah	1973	3	1	20,000

Affordable Funerals and Cremations, St. George	157 East Riverside Dr., No. 3A, St. George, Utah	2016	1	1	2,360

Memorial Estates, Inc. Redwood Mortuary (1)	6500 South Redwood Rd., West Jordan, Utah	1973	2	1	10,000

Memorial Estates, Inc. Mountain View Mortuary (1)	3115 East 7800 South, Salt Lake City, Utah	1973	2	1	16,000

Memorial Estates, Inc. Lakeview Mortuary (1)	1640 East Lakeview Dr., Bountiful, Utah	1973	0	1	5,500

Deseret Memorial Inc. Lakehills Mortuary (1)	10055 South State St., Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary, Inc. Cottonwood Mortuary	4670 South Highland Dr., Holladay, Utah	1991	2	1	14,500

SN Probst LLC Heber Valley Funeral Home	288 North Main St., Heber City, Utah	2019	1	1	5,900

SN Holbrook LLC Milcreek Funeral Home	3251 S 2300 E, Millcreek, Utah	2021	2	1	6,300

SNR-SF Mortuary LLC Rivera Family Funeral Home Santa Fe (1)	417 Rodeo RD, Santa Fe, New Mexico	2021	2	1	7,700

SNR-Espanola LLC Rivera Family Funeral Home Española	305 Calle Salazar, Española, New Mexico	2021	1	2	10,400

SNR-Taos LLC Rivera Family Funeral Home Taos	818 Paseo Del Pueblo Sur, Taos, New Mexico	2021	0	1	9,600

(1)	These funeral homes also provide burial niches at their respective locations.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A common stock trades on The Nasdaq Global Select Market under the symbol “SNFCA.” As of March 27, 2023, the closing stock price of the Class A common stock was $6.09 per share. As of March 27, 2023, there were 1,801 registered stockholders of record of the Company’s Class A common stock and 44 registered stockholders of record of the Company’s Class C common stock. Because many of the Company’s shares of Class A common stock are held by brokers and other institutions on behalf of the stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

The following were the high and low market closing stock prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2021:

	Price Range (1)
	High	Low
Period (Calendar Year)
2021
First Quarter	$9.56	$7.69
Second Quarter	$8.69	$7.06
Third Quarter	$8.86	$7.68
Fourth Quarter	$9.17	$7.81

2022
First Quarter	$9.86	$8.53
Second Quarter	$9.87	$7.84
Third Quarter	$8.61	$6.23
Fourth Quarter	$7.57	$6.10

2023
First Quarter (through March 27, 2023)	$7.55	$6.00

(1) Stock prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 12 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. The Company paid a 5% stock dividend on Class A and Class C common stock each year from 1990 through 2019, a 7.5% stock dividend for year 2020, and a 5.0% stock dividend for the years 2021 and 2022.

On December 27, 2022, the Company executed a 10b5-1 agreement with a broker to repurchase the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock. The agreement is subject to the daily time, price and volume conditions of Rule 10b-18. The initial term of the agreement is for one year and may be amended with written consent. The purchases under the 10b5-1 agreement are subject to the 2020 amended stock repurchase plan.

The following table shows the Company’s repurchase activity of its common stock during the three months ended December 31, 2022 under its Stock Repurchase Plan.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
10/1/2022-10/31/2022	9,829	$6.32	-	433,349
11/1/2022-11/30/2022	10,920	$6.54	-	422,429
12/1/2022-12/31/2022	39,222	$6.47	-	383,207

Total	59,971	$6.45	-	383,207

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2018 through December 31, 2022. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was $100 at December 31, 2018 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
SNFC	100	119	183	212	176
S & P 500	100	129	149	190	153
S & P Insurance	100	87	110	137	148

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operations over the last several years generally reflect three strategies which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) increased emphasis on cemetery and mortuary business; and (iii) capitalizing on the housing market by originating mortgage loans. The Company has adjusted its strategies to respond to the changing economic circumstances resulting from COVID-19.

Insurance Operations

The following table shows the condensed financial results for the Company’s insurance operations for the years ended December 31, 2022 and 2021. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2022	2021	2022 vs 2021 % Increase (Decrease)
Revenues from external customers:
Insurance premiums	$105,002	$100,255	5%
Net investment income	62,565	56,092	12%
Gains (losses) on investments and other assets	(459)	4,555	(110%)
Other than temporary impairments	-	(40)	100%
Other	2,075	2,152	(4%)
Total	$169,183	$163,014	4%
Intersegment revenue	$6,601	$7,570	(13%)
Earnings before income taxes	$14,196	$14,973	(5%)

Intersegment revenues for the Company’s insurance operations were comprised primarily of interest income from the warehouse lines provided to the Company’s mortgage lending affiliates to fund loans held for sale. Profitability for 2022 decreased due to (a) a $4,974,000 decrease in gains on investments and other assets primarily due to a decrease in the fair value of equity securities, (b) a $3,345,000 increase in selling, general and administrative expenses, (c) a $2,596,000 increase in future policy benefits, (d) a $1,741,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs, (e) a $1,641,000 increase in interest expense, (f) a $968,000 decrease in intersegment revenue, and (g) a $220,000 decrease in other revenues, which were partially offset by (i) a $6,473,000 increase in net investment income, (ii) a $4,890,000 increase in insurance premiums and other considerations, (iii) a $3,152,000 decrease in death, surrenders and other policy benefits, and (iv) a $193,000 decrease in intersegment interest expense and other expenses.

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

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for the years ended December 31, 2022 and 2021. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2022	2021	2022 vs 2021 % Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$13,871	$15,626	(11%)
Mortuary revenues	13,123	8,371	57%
Net investment income	2,445	1,654	48%
Gains (losses) on investments and other assets	(796)	1,512	(153%)
Other	305	100	205%
Total	$28,948	$27,263	6%
Earnings before income taxes	$6,094	$7,925	(23%)

Profitability in 2022 decreased due to (a) a $2,398,000 increase in selling, general and administrative expenses, (b) a $2,308,000 decrease in gains on investments and other assets primarily attributable to a $579,000 decrease in gains on real estate sales and a $1,729,000 decrease in gains on equity securities classified as restricted assets and cemetery perpetual care trust investments primarily due to a decrease in the fair value of equity securities, (c) a $2,066,000 decrease in cemetery pre-need sales, (d) a $1,017,000 increase in costs of goods sold, (e) a $225,000 increase in intersegment interest expense and other expenses, and (f) a $66,000 increase in amortization of deferred policy acquisition costs, which were partially offset by (i) a $4,751,000 increase in mortuary at-need sales, (ii) a $791,000 increase in net investment income, (iii) a $311,000 increase in cemetery at-need sales, (iv) a $205,000 increase in other revenues (v) a $137,000 increase in intersegment revenues, and (vi) a $54,000 decrease in interest expense.

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

Mortgage Operations

The Company’s wholly owned subsidiary, SecurityNational Mortgage, is a mortgage lender incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage originates and refinances mortgage loans on a retail basis. Mortgage loans originated or refinanced by the Company’s mortgage subsidiaries are funded through loan purchase agreements with Security National Life, Kilpatrick Life and unaffiliated financial institutions.

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the MSRs on approximately 7% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer. In December 2021, the Company ceased operations in EverLEND Mortgage and merged its operations into SecurityNational Mortgage. On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased $51,185,906 and generated a gain of $34,051,938 included in mortgage fee income on the consolidated statements of earnings.

For the twelve months ended December 31, 2022 and 2021, SecurityNational Mortgage originated 10,663 loans ($3,373,554,000 total volume) and 19,342 loans ($5,502,894,000 total volume), respectively. For the twelve months ended December 31, 2021, EverLEND Mortgage originated 323 loans ($108,295,000 total volume).

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

The following table shows the condensed financial results for the Company’s mortgage operations for the years ended December 31, 2022 and 2021. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2022	2021	2022 vs 2021 % Increase (Decrease)
Revenues from external customers:
Secondary gains from investors	$153,728	$230,417	(33%)
Income from loan originations	32,772	44,897	(27%)
Change in fair value of loans held for sale	(8,835)	(8,783)	1%
Change in fair value of loan commitments	(4,309)	(3,113)	38%
Net investment income	1,188	519	129%
Gains on investments and other assets	398	199	100%
Other	16,580	16,282	2%
Total	$191,522	$280,418	(32%)
Earnings before income taxes	$14,088	$28,903	(51%)

Included in other revenues is service fee income. Profitability in 2022 has decreased due to (a) a $76,689,000 decrease in secondary gains from investors, (b) a $12,125,000 decrease in income from loan originations, (c) $1,196,000 decrease in the fair value of loan commitments, (d) a $1,124,000 increase in intersegment expenses, (e) a $242,000 decrease in intersegment revenues, (e) a $51,000 increase in depreciation on property and equipment, and (f) a $51,000 decrease in the fair value of loans held for sale, which were partially offset by (i) a $55,003,000 decrease in commissions, (ii) an $8,481,000 decrease in other expenses, (iii) a $4,360,000 decrease in personnel expenses, (iv) a $3,002,000 decrease in costs related to funding mortgage loans, (v) a $2,230,000 decrease in intersegment interest expense, (vi) a $1,474,000 decrease in advertising expenses, (vii) a $884,000 decrease in interest expense, (viii) $669,000 increase in net investment income, (ix) a $297,000 increase in other revenues, (x) a $199,000 increase in gains on investments and other assets, (xi) and a $64,000 decrease in rent and rent related expenses.

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

Unearned Premium Reserve

The universal life products the Company sells have significant policy initiation fees (front-end load) that are deferred and amortized into revenues over the estimated expected gross profits from surrender charges and investment, mortality and expense margins. The same issues that impact deferred acquisition costs apply to unearned revenue.

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

Results of Consolidated Operations

2022 Compared to 2021

Total revenues decreased by $81,043,000, or 17.2%, to $389,652,000 for 2022 from $470,695,000 for the fiscal year 2021. Contributing to this decrease in total revenues was a $89,918,000 decrease in mortgage fee income and a $7,123,000 decrease in gains on investments and other assets and other than temporary impairments. This decrease in total revenues was offset by a $7,933,000 increase in net investment income, a $4,747,000 increase in insurance premiums and other considerations, a $2,997,000 increase in net cemetery and mortuary sales, a $281,000 increase in other revenues, and a $40,000 decrease in other than temporary impairments.

Mortgage fee income decreased by $89,918,000, or 34.1%, to $173,500,000 for 2022, from $263,418,000 for 2021. This decrease was primarily due to a $76,546,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market, a $13,258,000 decrease in loan fees and interest income, a $1,247,000 decrease in the fair value of loans held for sale and loan commitments. This decrease in mortgage fee income was partially offset by a $1,133,000 decrease in the provision for loan loss reserve.

Insurance premiums and other considerations increased by $4,747,000, or 4.7%, to $105,002,000 for 2022, from $100,255,000 for 2021. This increase was due to an increase of $2,253,000 in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying policies in force and an increase of $2,494,000 in first year premiums as a result of increased final expense insurance sales.

Net investment income increased by $7,933,000, or 13.6%, to $66,198,000 for 2022, from $58,265,000 for 2021. This increase was primarily attributable to a $6,191,000 increase in mortgage loan interest, a $2,228,000 increase in rental income from real estate held for investment, a $1,626,000 increase in fixed maturity securities income, a $1,431,000 increase in interest on cash and cash equivalents, a $388,000 increase in income in other investments, and a $65,000 increase in equity securities income. This increase was partially offset by a $3,039,000 increase in investment expenses, a $949,000 decrease in insurance assignment income, and an $8,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $2,997,000, or 12.5%, to $26,994,000 for 2022, from $23,997,000 for 2021. This increase was primarily due to a $4,751,000 increase in mortuary at-need sales and a $311,000 increase in cemetery at-need sales. This increase was partially offset by a $2,065,000 decrease in cemetery pre-need sales

Gains on investments and other assets decreased by $7,123,000, or 113.7%, to $858,000 in losses for 2022, from $6,265,000 in gains for 2021. This decrease in gains on investments and other assets was primarily due to a $5,243,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities, a $1,197,000 decrease in gains on other assets mostly attributable to a decrease in gains recognized on the sale of mortgage loans held for investment, and a $683,000 decrease in gains on fixed maturity securities.

Other revenues increased by $282,000, or 1.5%, to $18,817,000 for 2022 from $18,535,000 for 2021. This increase was primarily attributable to an increase in servicing fee revenue.

Total benefits and expenses were $355,275,000, or 91.2% of total revenues for 2022, as compared to $418,895,000, or 89.0% of total revenues for 2021.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $556,000, or 0.6%, to $92,926,000 for 2022, from $93,482,000 for 2021. This decrease was primarily the result of a $3,870,000 decrease in death benefits ($4,296,000 for COVID-19 related deaths). This decrease was partially offset by a $2,596,000 increase in future policy benefits and a $718,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,807,000, or 11.2%, to $17,950,000 for 2022, from $16,143,000 for 2021. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $66,590,000, or 22.3%, to $231,848,000 for 2022, from $298,438,000 for 2021. This decrease was primarily the result of a $54,965,000 decrease in commissions, a $7,268,000 decrease in other expenses, a $3,002,000 decrease in costs related to funding mortgage loans, a $928,000 decrease in advertising expenses, a $629,000 decrease in personnel expenses, and a $359,000 decrease in rent and rent related expenses. This decrease was partially offset by a $561,000 increase in depreciation on property and equipment.

Interest expense increased by $703,000, or 9.9%, to $7,830,000 for 2022, from $7,127,000 for 2021. This increase was primarily due to a $1,587,000 increase in interest expense on bank loans, which was partially offset by a decrease of $884,000 in interest expense on mortgage warehouse lines for loans held for sale.

Cost of goods and services sold of the cemeteries and mortuaries increased by $1,017,000, or 27.5%, to $4,721,000 for 2022, from $3,704,000 for 2021. This increase was primarily due to a $1,196,000 increase in mortuary at-need sales and a $77,000 increase in cemetery at-need sales, which was partially offset by a $256,000 decrease in cemetery pre-need sales.

Income tax expense decreased by $3,595,000, or 29.3%, to $8,687,000 for 2022, from $12,282,000 for 2021. This decrease was primarily due to a decrease in earnings before income taxes for 2022 compared to 2021.

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

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company could realize in the future on mortgage loans sold to third-party investors. The Company’s mortgage subsidiary may be required to reimburse third-party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

During the twelve months ended December 31, 2022 and 2021 the Company increased its loan loss reserve by $1,079,000 and $2,211,000, respectively, for loan originations, and the charges have been included in mortgage fee income. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2022 and 2021, the balances were $1,726,000 and $2,447,000, respectively. The Company believes the loan loss reserve represents probable loan losses incurred as of December 31, 2022. There is a risk, however, that future loan losses may exceed the loan loss reserve.

As of December 31, 2022, the Company’s mortgage loans held for investment portfolio consisted of mortgage loans in an aggregate principal amount of $2,567,000 with delinquencies exceeding 90 days. Of this amount, loans with an aggregate principal amount of $1,281,000 were in foreclosure proceedings. The Company has not received or recognized any interest income on the $2,567,000 in mortgage loans with delinquencies exceeding 90 days. During the twelve months ended December 31, 2022 and 2021, the Company increased its allowance for loan losses by $270,000 and by $305,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for loan losses on the Company’s held for investment portfolio as of December 31, 2022 and 2021 were $1,970,000 and $1,700,000, respectively.

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

COVID-19. Like most businesses, COVID-19 has impacted the Company, including the temporary adoption of work-from-home arrangements for employees and a restructuring of selling techniques for its products and services. Throughout 2021 and 2022, the Company continued to adapt to the impact of COVID-19 and its related economic effects. The Company experienced, like all life insurance companies, higher than expected death rates during the pandemic. Death rates in 2022 declined over 2021 and 2020, but remain higher than pre-COVID-19 levels.

Banking Environment. Item 7.01 Regulation FD Disclosure.

Silicon Valley Bank was placed in receivership with the Federal Deposit Insurance Corporation (“ FDIC “). On March 12, 2023, the FDIC announced that depositors of Silicon Valley Bank will have access to all of their funds starting Monday, March 13, 2023. On March 12, 2023, Signature Bank was placed in receivership with the FDIC. On March 12, 2023, the FDIC announced that banking activities will resume on Monday, March 13, 2023.

The Company does not maintain any deposit or other accounts or credit facilities with Silicon Valley Bank or Signature Bank, or their successors. The Company holds one bond with a par value of $250,000 in the Company’s debt portfolio and is junior in priority to a debt investment of Silicon Valley Bank or its successors. The Company continues to monitor the banking industry.

The information furnished in this Item 7.01 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

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

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees on mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy caused by COVID-19 may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the twelve months ended December 31, 2022 and 2021, the Company’s operations provided cash of $130,450,000 and of $144,638,000, respectively. The decrease in cash provided by operations was due primarily to decreased proceeds from the sale of loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $345,598,000 (at estimated fair value) and $259,005,000 (at estimated fair value) as of December 31, 2022 and 2021, respectively. This represented 36.4% and 31.5% of the total investments as of December 31, 2022, and 2021, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2022, 2.2% (or $7,833,000) and at December 31, 2021, 3.9% (or $9,991,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities available for sale and for the schedule of principal payments for mortgage loans held for investment.

See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s sources of liquidity.

If market conditions were to cause interest rates to change, the fair value of the Company’s fixed income portfolio (of approximately $653,982,000), which includes bonds, preferred stocks and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the fair values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Fair Value (in thousands)	$60,877	$29,720	$(32,592)	$(63,748)

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2022 and 2021, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank loans and other loans payable was $454,499,000 as of December 31, 2022, as compared to $551,054,000 as of December 31, 2021. Stockholders’ equity as a percent of total capitalization was 64.4% and 54.4% as of December 31, 2022 and December 31, 2021, respectively. Bank loans and other loans payable decreased by $89,574,000 for the twelve months ended December 31, 2022 as compared to December 31, 2021, and stockholders’ equity decreased by $6,981,000 for the twelve months ended December 31, 2022 as compared to December 31, 2021, thus causing the increase in the stockholders’ equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 4.3% in 2022 as compared to a rate of 4.8% for 2021.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $94,254,000 and $82,823,000 as of December 31, 2022 and 2021, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2022, the Company’s commitments were approximately $231,250,000 for these loans, of which $175,754,000 had been funded. The Company advances funds once the work has been completed and an inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.50% per annum. Maturities generally range between six and eighteen months.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Security National Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2023

We have served as the Company’s auditor since 2017.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2022	2021
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $362,750,511 and $236,303,310 for 2022 and 2021)	$345,858,492	$259,287,603
Equity securities at estimated fair value (cost of $9,942,265 and $8,275,772 for 2022 and 2021)	11,682,526	11,596,414
Mortgage loans held for investment (net of allowances for loan losses of $1,970,311 and $1,699,902 for 2022 and 2021)	308,123,927	277,306,046
Real estate held for investment (net of accumulated depreciation of $23,793,204 and $17,692,038 for 2022 and 2021)	191,328,616	197,365,797
Real estate held for sale	11,161,582	3,731,300
Other investments and policy loans (net of allowances for doubtful accounts of $1,609,951 and $1,686,218 for 2022 and 2021)	70,508,156	67,955,155
Accrued investment income	10,299,826	6,313,012
Total investments	948,963,125	823,555,327
Cash and cash equivalents	120,919,805	131,354,470
Loans held for sale at estimated fair value	141,179,620	302,776,827
Receivables (net of allowances for doubtful accounts of $2,229,791 and $1,800,725 for 2022 and 2021)	28,573,092	18,316,116
Restricted assets (including $6,565,552 and $5,205,510 for 2022 and 2021 at estimated fair value)	18,935,055	16,938,122
Cemetery perpetual care trust investments (including $3,859,893 and $4,087,245 for 2022 and 2021 at estimated fair value)	7,276,210	7,835,721
Receivable from reinsurers	15,033,938	14,850,608
Cemetery land and improvements	9,101,474	8,977,877
Deferred policy and pre-need contract acquisition costs	108,655,128	105,049,983
Mortgage servicing rights, net	3,039,765	53,060,455
Property and equipment, net	20,579,649	21,517,598
Value of business acquired	9,803,736	8,421,432
Goodwill	5,253,783	5,253,783
Other	23,798,512	29,684,987
Total Assets	$1,461,112,892	$1,547,593,306

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
	2022	2021
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$889,327,303	$863,274,693
Unearned premium reserve	2,773,616	3,060,738
Bank and other loans payable	161,712,804	251,286,927
Deferred pre-need cemetery and mortuary contract revenues	16,226,836	14,508,022
Cemetery perpetual care obligation	5,099,542	4,915,285
Accounts payable	5,361,449	10,166,573
Other liabilities and accrued expenses	57,113,888	69,578,138
Income taxes	30,710,527	31,036,096
Total liabilities	1,168,325,965	1,247,826,472
Stockholders’ Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; issued 18,758,031 shares in 2022 and 17,642,722 shares in 2021	37,516,062	35,285,444
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; issued 2,889,859 shares in 2022 and 2,866,565 shares in 2021	5,779,718	5,733,130
Additional paid-in capital	64,767,769	57,985,947
Accumulated other comprehensive income (loss), net of taxes	(13,070,277)	18,070,448
Retained earnings	202,160,306	184,537,489
Treasury stock, at cost - 525,870 Class A shares and 109,193 Class C shares in 2022; 34,016 Class A shares and 109,193 Class C shares in 2021	(4,366,651)	(1,845,624)
Total stockholders’ equity	292,786,927	299,766,834
Total Liabilities and Stockholders’ Equity	$1,461,112,892	$1,547,593,306

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years Ended December 31
	2022	2021

Revenues:
Mortgage fee income	$173,499,681	$263,418,230
Insurance premiums and other considerations	105,001,640	100,254,573
Net investment income	66,197,592	58,264,683
Net mortuary and cemetery sales	26,993,855	23,997,313
Gains (losses) on investments and other assets	(857,460)	6,265,134
Other than temporary impairments on investments	-	(39,502)
Other	18,817,020	18,535,111
Total revenues	389,652,328	470,695,542

Benefits and expenses:
Death benefits	59,377,962	63,247,616
Surrenders and other policy benefits	4,688,470	3,970,839
Increase in future policy benefits	28,858,969	26,263,312
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	17,950,202	16,142,970
Selling, general and administrative expenses:
Commissions	63,321,092	118,286,469
Personnel	100,111,523	100,740,161
Advertising	5,697,998	6,626,418
Rent and rent related	6,883,013	7,242,287
Depreciation on property and equipment	2,496,906	1,935,613
Costs related to funding mortgage loans	7,540,041	10,541,570
Other	45,797,753	53,065,982
Interest expense	7,830,443	7,127,516
Cost of goods and services sold – cemeteries and mortuaries	4,721,094	3,704,014
Total benefits and expenses	355,275,466	418,894,767

Earnings before income taxes	34,376,862	51,800,775
Income tax expense	(8,686,560)	(12,281,785)
Net earnings	$25,690,302	$39,518,990

Net earnings per Class A equivalent common share (1)	$1.22	$1.87

Net earnings per Class A equivalent common share - assuming dilution (1)	$1.17	$1.80

Weighted average Class A equivalent common shares outstanding (1)	21,137,941	21,146,713

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	21,946,244	21,959,629

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of comprehensive income

	Years Ended December 31
	2022	2021
Net earnings	$25,690,302	$39,518,990
Other comprehensive income:
Unrealized losses on fixed maturity securities available for sale	(39,331,688)	(6,517,731)
Unrealized losses on restricted assets	(71,035)	(23,250)
Unrealized losses on cemetery perpetual care trust investments	(20,446)	(11,114)
Foreign currency translation adjustments	-	2,835
Other comprehensive loss, before income tax	(39,423,169)	(6,549,260)
Income tax benefit	8,282,444	1,376,575
Other comprehensive loss, net of income tax	(31,140,725)	(5,172,685)
Comprehensive income (loss)	$(5,450,423)	$34,346,305

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$33,191,566	$5,359,206	$50,287,253	$23,243,133	$153,739,167	$(1,833,272)	$263,987,053

Net earnings	-	-	-	-	39,518,990	-	39,518,990
Other comprehensive loss	-	-	-	(5,172,685)	-	-	(5,172,685)
Stock based compensation expense	-	-	118,384	-	-	-	118,384
Exercise of stock options	320,564	209,312	547,549	-	-	-	1,077,425
Sale of treasury stock	-	-	250,019	-	-	5,757,383	6,007,402
Purchase of treasury stock	-	-	-	-	-	(5,769,735)	(5,769,735)
Stock dividends	1,674,820	263,106	6,782,742	-	(8,720,668)	-	-
Conversion Class C to Class A	98,494	(98,494)	-	-	-	-	-
Balance at December 31, 2021	35,285,444	5,733,130	57,985,947	18,070,448	184,537,489	(1,845,624)	299,766,834

Net earnings	-	-	-	-	25,690,302	-	25,690,302
Other comprehensive loss	-	-	-	(31,140,725)	-	-	(31,140,725)
Stock based compensation expense	-	-	929,692	-	-	-	929,692
Exercise of stock options	219,174	-	(75,742)	-	-	-	143,432
Sale of treasury stock	-	-	(187,757)	-	-	5,249,054	5,061,297
Purchase of treasury stock	-	-	106,176	-	-	(7,770,081)	(7,663,905)
Stock dividends	1,779,108	278,924	6,009,453	-	(8,067,485)	-	-
Conversion Class C to Class A	232,336	(232,336)	-	-	-	-	-
Balance at December 31, 2022	$37,516,062	$5,779,718	$64,767,769	$(13,070,277)	$202,160,306	$(4,366,651)	$292,786,927

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31
	2022	2021
Cash flows from operating activities:
Net earnings	$25,690,302	$39,518,990
Adjustments to reconcile net earnings to net cash used in operating activities:
Losses (gains) on investments and other assets	857,460	(6,265,134)
Other than temporary impairments on investments	-	39,502
Depreciation	8,598,072	5,540,672
Provision for loan losses and doubtful accounts	1,331,887	965,736
Net amortization of deferred fees and costs, premiums and discounts	(1,018,200)	(1,154,604)
Provision for deferred income taxes	(9,954,005)	11,308,436
Policy and pre-need acquisition costs deferred	(20,233,669)	(19,985,257)
Policy and pre-need acquisition costs amortized	16,685,871	15,027,841
Value of business acquired amortized	1,264,331	1,115,129
Mortgage servicing rights, additions	(10,243,922)	(32,701,819)
Amortization of mortgage servicing rights	9,078,706	14,851,880
Net gains on the sale of mortgage servicing rights	(34,051,938)	-
Stock based compensation expense	929,692	118,384
Benefit plans funded with treasury stock	5,061,297	6,007,402
Net change in fair value of loans held for sale	8,834,797	8,783,376
Originations of loans held for sale	(3,373,554,484)	(5,611,189,587)
Proceeds from sales of loans held for sale	3,549,405,402	5,900,076,766
Net gains on sales of loans held for sale	(74,779,721)	(177,876,915)
Change in assets and liabilities:
Land and improvements held for sale	(123,597)	441,839
Future policy benefits and unpaid claims	27,487,657	22,104,116
Other operating assets and liabilities	(815,484)	(32,088,511)
Net cash provided by operating activities	130,450,454	144,638,242
Cash flows from investing activities:
Purchases of fixed maturity securities	(151,581,252)	(18,857,131)
Sales, calls and maturities of fixed maturity securities	25,163,141	48,015,753
Purchase of equity securities	(4,193,460)	(1,950,554)
Sales of equity securities	2,804,274	3,868,061
Net changes in restricted assets	(862,654)	473,156
Net changes in cemetery perpetual care trust investments	1,205,208	(143,379)
Mortgage loans held for investment, other investments and policy loans made	(752,301,471)	(838,524,150)
Payments received for mortgage loans held for investment, other investments and policy loans	759,243,828	818,108,666
Proceeds from the sale of mortage servicing rights	79,981,150	-
Purchases of property and equipment	(1,600,195)	(5,219,928)
Sales of property and equipment	69,248	-
Purchases of real estate	(20,458,983)	(92,403,534)
Sales of real estate	25,369,430	35,644,576
Cash paid for purchase of subsidiaries, net of cash acquired	-	(12,625,142)
Net cash used in investing activities	(37,161,736)	(63,613,606)

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31
	2022	2021
Cash flows from financing activities:
Investment contract receipts	11,730,820	11,481,349
Investment contract withdrawals	(15,795,677)	(15,244,629)
Proceeds from stock options exercised	143,432	1,077,425
Purchase of treasury stock	(7,663,905)	(5,769,735)
Repayment of bank loans	(50,308,296)	(69,039,725)
Proceeds from bank loans	59,618,050	106,995,930
Net change in warehouse line borrowings for loans held for sale	(98,943,607)	(84,576,055)
Net cash used in financing activities	(101,219,183)	(55,075,440)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(7,930,465)	25,949,196
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	141,414,282	115,465,086
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$133,483,817	$141,414,282

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$7,697,921	$7,290,867
Income taxes	729,687	5,127,913

Non Cash Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$51,691,213	$201,951
Mortgage loans held for investment foreclosed into real estate held for investment	10,998,485	931,079
Right-of-use assets obtained in exchange for operating lease liabilities	2,054,534	5,216,048
Accrued real estate construction costs and retainage	1,025,397	4,400,320
Transfer of property and equipment to real estate held for investment	-	3,108,681

See Note 20 regarding non cash transactions included in the acquisitions of Rivera Funerals, Cremations and Memorial Gardens and Holbrook Mortuary

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the consolidated statements of cash flows is presented in the table below:

	Years Ended December 31
	2022	2021
Cash and cash equivalents	$120,919,805	$131,354,470
Restricted assets	10,638,034	9,000,293
Cemetery perpetual care trust investments	1,925,978	1,059,519
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$133,483,817	$141,414,282

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

1) Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the states located in western, mid-western and southern regions of the United States. The cemetery and mortuary segment of the Company consists of eight mortuaries and five cemeteries in Utah, one cemetery in California, and four mortuaries and one cemetery in New Mexico. The mortgage segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Florida, Nevada, Texas, and Utah.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Years Ended December 31, 2022 and 2021

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

Years Ended December 31, 2022 and 2021

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

Years Ended December 31, 2022 and 2021

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

Years Ended December 31, 2022 and 2021

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

Years Ended December 31, 2022 and 2021

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

The total residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans. The value of MSRs is derived from the net cash flows associated with the servicing contracts. The Company receives a servicing fee of generally about 0.25% annually on the remaining outstanding principal balances of the loans. Based on the result of the cash flow analysis, an asset or liability is recorded for mortgage servicing rights. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges, and collateral reconveyance charges and the Company is generally entitled to retain the interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments. Contractual servicing fees and late fees are included in other revenues on the consolidated statements of earnings.

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

Years Ended December 31, 2022 and 2021

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

Long-lived Assets

Long-lived assets to be held and used, including property and equipment and real estate held for investment, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairment of long-lived assets has been recognized in the accompanying financial statements except for certain impairments of real estate held for sale as disclosed in Note 2.

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

Years Ended December 31, 2022 and 2021

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

Years Ended December 31, 2022 and 2021

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

Years Ended December 31, 2022 and 2021

1) Significant Accounting Policies (Continued)

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

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2022 and 2021. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors. The expense recognized for policyholder dividends is included in surrenders and other policy benefits on the consolidated statements of earnings.

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

Years Ended December 31, 2022 and 2021

1) Significant Accounting Policies (Continued)

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

Years Ended December 31, 2022 and 2021

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

Earnings Per Common Share

The Company computes earnings per share which requires presentation of basic and diluted earnings per share. Basic earnings per equivalent Class A common share are computed by dividing net earnings by the weighted-average number of Class A common shares outstanding during each year presented, after the effect of the assumed conversion of Class C common stock to Class A common stock. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year used to compute basic earnings per share plus dilutive potential incremental shares by application of the treasury stock method. Basic and diluted earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

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

Concentration of Credit Risk

For a description of the concentration risk regarding available for sale debt securities, mortgage loans held for investment and real estate held for investment, refer to Note 2, and for receivables from reinsurers, refer to Note 10 of the Notes to Consolidated Financial Statements.

Advertising

The Company expenses advertising costs as incurred.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

1) Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” — Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans held for investment and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses are measured in a manner similar to current GAAP; however, Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. The Company adopted this standard on January 1, 2023, and after a review of the affected assets, determined that it would decrease the opening balance of retained earnings in stockholders’ equity by $671,505 on January 1, 2023. The allowances for credit losses increased (decreased) by the following amounts.

Amount
Mortgage loans held for investment:
Residential	$(192,607)
Residential construction	301,830
Commercial	555,806
Total	665,029

Restriced assets - mortgage loans held for investment:
Residential construction	3,463

Cemetery perpetual care trust investments - mortgage loans held for investment:
Residential construction	3,013

Grand Total	671,505

Accounting Standards Issued But Not Yet Adopted

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments

The Company’s investments as of December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$93,182,210	$180,643	$(2,685,277)	$90,677,576

Obligations of states and political subdivisions	6,675,071	13,869	(458,137)	6,230,803

Corporate securities including public utilities	229,141,544	1,909,630	(11,930,773)	219,120,401

Mortgage-backed securities	33,501,686	168,700	(4,100,674)	29,569,712

Redeemable preferred stock	250,000	10,000	-	260,000

Total fixed maturity securities available for sale	$362,750,511	$2,282,842	$(19,174,861)	$345,858,492

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,942,265	$2,688,375	$(948,114)	$11,682,526

Total equity securities at estimated fair value	$9,942,265	$2,688,375	$(948,114)	$11,682,526

Mortgage loans held for investment at amortized cost:
Residential	$93,355,623
Residential construction	172,516,125
Commercial	46,311,955
Less: Unamortized deferred loan fees, net	(1,746,605)
Less: Allowance for loan losses	(1,970,311)
Less: Net discounts	(342,860)

Total mortgage loans held for investment	$308,123,927

Real estate held for investment - net of accumulated depreciation:
Residential	$38,437,960
Commercial	152,890,656

Total real estate held for investment	$191,328,616

Real estate held for sale:
Residential	$11,010,029
Commercial	151,553

Total real estate held for sale	$11,161,582

Other investments and policy loans at amortized cost:
Policy loans	$13,095,473
Insurance assignments	46,942,536
Federal Home Loan Bank stock (1)	2,600,300
Other investments	9,479,798
Less: Allowance for doubtful accounts	(1,609,951)

Total policy loans and other investments	$70,508,156

Accrued investment income	$10,299,826

Total investments	$948,963,125

(1)	Includes $938,500 of Membership stock and $1,661,800 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

Fixed Maturity Securities

The following table summarizes unrealized losses on fixed maturities securities available for sale that were carried at estimated fair value at December 31, 2022 and at December 31, 2021. The unrealized losses were primarily related to interest rate fluctuations and inflation. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2022
U.S. Treasury securities and obligations of U.S. Government agencies	$2,685,277	$79,400,753	$-	$-	$2,685,277	$79,400,753
Obligations of States and Political Subdivisions	378,067	5,467,910	80,070	429,020	458,137	5,896,930
Corporate Securities	10,935,114	162,995,969	995,659	5,781,822	11,930,773	168,777,791
Mortgage and other asset-backed securities	2,884,731	19,909,907	1,215,943	6,978,745	4,100,674	26,888,652
Total unrealized losses	$16,883,189	$267,774,539	$2,291,672	$13,189,587	$19,174,861	$280,964,126

At December 31, 2021
Obligations of States and Political Subdivisions	$1,989	$548,715	$-	$-	$1,989	$548,715
Corporate Securities	73,507	4,638,750	280,161	3,771,813	353,668	8,410,563
Mortgage and other asset-backed securities	72,952	7,934,760	88,380	1,582,804	161,332	9,517,564
Total unrealized losses	$148,448	$13,122,225	$368,541	$5,354,617	$516,989	$18,476,842

There were 713 securities with fair value of 93.6% of amortized cost at December 31, 2022. There were 55 securities with fair value of 97.3% of amortized cost at December 31, 2021. Credit losses of nil and $39,502 have been recognized for the years ended December 31, 2022 and 2021, respectively.

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

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

The following table presents a rollforward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale.

	2022	2021
Balance of credit-related OTTI at January 1	$264,977	$370,975

Additions for credit impairments recognized on:
Securities not previously impaired	-	39,502
Securities previously impaired	-	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	(39,502)	(145,500)
Securities due to an increase in expected cash flows	-	-

Balance of credit-related OTTI at December 31	$225,475	$264,977

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$-	$-
Due in 2-5 years	139,431,212	135,093,083
Due in 5-10 years	87,552,213	84,011,366
Due in more than 10 years	102,015,400	96,924,331
Mortgage-backed securities	33,501,686	29,569,712
Redeemable preferred stock	250,000	260,000
Total	$362,750,511	$345,858,492

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company pledged a total of $93,034,880, at estimated fair value, of fixed maturity securities with the FHLB at December 31, 2022. These securities are used as collateral on any cash borrowings from the FHLB. As of December 31, 2022, the Company owed nil to the FHLB and its estimated maximum borrowing capacity was $86,032,116.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

Investment Related Earnings

The following table presents the net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities, and other than temporary impairments from investments and other assets.

	Years Ended December 31
	2022	2021
Fixed maturity securities available for sale:
Gross realized gains	$205,949	$984,740
Gross realized losses	(43,776)	(139,728)
Other than temporary impairments	-	(39,502)

Equity securities:
Gains (losses) on securities sold	(10,519)	390,597
Unrealized gains (losses) on securities held at the end of the period	(2,109,556)	2,732,130

Mortgage loans held for investment:
Gross realized gains	-	1,890,826
Gross realized losses	-	(4,190)

Real estate held for investment and sale:
Gross realized gains	1,239,332	2,347,924
Gross realized losses	(825,593)	(2,426,428)

Other assets, including call and put option derivatives:
Gross realized gains	686,703	547,785
Gross realized losses	-	(58,522)
Total	$(857,460)	$6,225,632

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $817,000 in net losses and $933,045 in net gains for the years ended December 31, 2022 and 2021, respectively.

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Years Ended December 31
	2022	2021
Proceeds from sales	$3,091,105	$2,896,351
Gross realized gains	24,281	208,698
Gross realized losses	(32,976)	(4,046)

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

Major categories of net investment income were as follows:

	Years Ended December 31
	2022	2021
Fixed maturity securities available for sale	$12,395,764	$10,769,979
Equity securities	511,118	446,337
Mortgage loans held for investment	34,949,763	28,758,614
Real estate held for investment and sale	14,563,269	12,334,989
Policy loans	932,362	940,890
Insurance assignments	18,112,840	19,062,052
Other investments	518,865	131,145
Cash and cash equivalents	1,666,945	235,470
Gross investment income	83,650,926	72,679,476
Investment expenses	(17,453,334)	(14,414,793)
Net investment income	$66,197,592	$58,264,683

Net investment income includes income earned by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $2,404,277 and $1,472,295 for the years ended December 31, 2022 and 2021, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $11,032,165 and $10,168,853 at December 31, 2022 and 2021, respectively (the December 31, 2021 amount has been corrected from that previously reported due to a typographical error). The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses) at December 31, 2022, other than investments issued or guaranteed by the United States Government.

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

Years Ended December 31, 2022 and 2021

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

The aggregated net ending balance of commercial real estate that serves as collateral for bank loans was $129,330,119 and $134,251,205 as of December 31, 2022 and 2021, respectively. The associated bank loan carrying values totaled $97,112,131 and $85,663,148 as of December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, the Company recorded impairment losses on commercial real estate held for sale of nil and $2,028,378, respectively. Impairment losses are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

During the years ended December 31, 2022 and 2021, the Company recorded depreciation expense on commercial real estate held for investment of $6,090,575 and $3,592,207, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

Operating leases arise from the leasing of the Company’s commercial real estate held for investment. Initial lease terms generally range from three to ten years.

The Company’s commercial real estate held for investment is summarized as follows:

	Net Ending Balance		Total Square Footage
	December 31		December 31
	2022	2021	2022	2021
Utah (1)	$147,627,946	$150,105,948	625,920	625,920
Louisiana	2,380,847	2,426,612	31,778	31,778
Mississippi	2,881,863	2,860,775	19,694	19,694

	$152,890,656	$155,393,335	677,392	677,392

(1)	Includes Center53 phase 1 and phase 2

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease payments to be received.

2023	$11,650,181
2024	10,310,144
2025	9,933,831
2026	8,282,769
2027	6,720,796
Thereafter	50,530,849
Total	$97,428,570

The Company’s commercial real estate held for sale is summarized as follows:

	Net Ending Balance		Total Square Footage
	December 31		December 31
	2022	2021	2022	2021
Kansas	$-	$2,000,000	-	222,679
Louisiana	-	389,145	-	2,872
Mississippi (1)	151,553	151,553	-	-

	$151,553	$2,540,698	-	225,551

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

During the years ended December 31, 2022 and 2021, the Company recorded impairment losses on residential real estate held for sale of $94,400 and nil, respectively. These impairment losses are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

During the years ended December 31, 2022 and 2021, the Company recorded depreciation expense on residential real estate held for investment of $10,592 and $12,850, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

The net ending balance of foreclosed residential real estate included in residential real estate held for investment or sale was $11,010,029 and $1,190,602 as of December 31, 2022 and 2021, respectively.

The Company’s residential real estate held for investment is summarized as follows:

	Net Ending Balance
	December 31
	2022	2021
Utah (1)	$38,437,960	$41,686,281
Washington (2)	-	286,181
	$38,437,960	$41,972,462

(1)	Including subdivision land developments
(2)	Improved residential lots

The following table presents additional information regarding the Company’s subdivision land developments in Utah.

	December 31
	2022	2021
Lots available for sale	80	67
Lots to be developed	1,131	548
Ending Balance	$38,241,705	$41,479,434

The Company’s residential real estate held for sale is summarized as follows:

	Net Ending Balance
	December 31
	2022	2021
Utah	$11,010,029	$-
Nevada	-	979,640
Texas	-	200,962
Ohio	-	10,000
	$11,010,029	$1,190,602

These properties are all actively being marketed with the assistance of residential real estate brokers. The Company expects these properties to sell within the coming 12 months.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the commercial real estate owned by the Company. As of December 31, 2022, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 Ascension Way, Floors 4, 5 and 6, Salt Lake City, UT - Center53 Building 2	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	221,000	50%
1044 River Oaks Dr., Flowood, MS	Life Insurance Operations	19,694	28%
1818 Marshall Street, Shreveport, LA (1)	Life Insurance Operations	12,274	100%
909 Foisy Street, Alexandria, LA (1)	Life Insurance Sales	8,059	100%
812 Sheppard Street, Minden, LA (1)	Life Insurance Sales	1,560	100%
1550 N 3rd Street, Jena, LA (1)	Life Insurance Sales	1,737	100%

(1)	Included in property and equipment on the consolidated balance sheets

Mortgage Loans Held for Investment

The Company reports mortgage loans held for investment pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from nine months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2022, the Company had 64%, 10%, 5%, 5%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, Nevada and Arizona, respectively. At December 31, 2021, the Company had 70%, 7%, 5%, 4%, 4% and 2% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, Nevada and Arizona, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

The Company establishes a valuation allowance for credit losses in its mortgage loans held for investment portfolio. The following table presents the valuation allowance for loan losses as a contra-asset account.

	Commercial	Residential	Residential Construction	Total
December 31, 2022
Allowance for credit losses:
Beginning balance	$187,129	$1,469,571	$43,202	$1,699,902
Charge-offs	-	-	-	-
Provision	-	270,409	-	270,409
Ending balance	$187,129	$1,739,980	$43,202	$1,970,311

Ending balance: individually evaluated for impairment	$-	$225,667	$-	$225,667

Ending balance: collectively evaluated for impairment	$187,129	$1,514,313	$43,202	$1,744,644

Mortgage loans:
Ending balance	$46,311,955	$93,355,623	$172,516,125	$312,183,703

Ending balance: individually evaluated for impairment	$405,000	$2,162,385	$-	$2,567,385

Ending balance: collectively evaluated for impairment	$45,906,955	$91,193,238	$172,516,125	$309,616,318

December 31, 2021
Allowance for credit losses:
Beginning balance	$187,129	$1,774,796	$43,202	$2,005,127
Charge-offs	-	-	-	-
Provision	-	(305,225)	-	(305,225)
Ending balance	$187,129	$1,469,571	$43,202	$1,699,902

Ending balance: individually evaluated for impairment	$-	$105,384	$-	$105,384

Ending balance: collectively evaluated for impairment	$187,129	$1,364,187	$43,202	$1,594,518

Mortgage loans:
Ending balance	$51,683,022	$53,533,712	$175,117,783	$280,334,517

Ending balance: individually evaluated for impairment	$1,723,372	$2,548,656	$-	$4,272,028

Ending balance: collectively evaluated for impairment	$49,959,650	$50,985,056	$175,117,783	$276,062,489	(1)

(1)	Amount corrected from that previously reported due to a typographical error.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

The following table presents the aging of mortgage loans held for investment.

	Commercial	Residential	Residential Construction	Total
December 31, 2022
30-59 Days Past Due	$1,000,000	$3,553,390	$-	$4,553,390
60-89 Days Past Due	-	814,184	-	814,184
Greater Than 90 Days (1)	-	1,286,211	-	1,286,211
In Process of Foreclosure (1)	405,000	876,174	-	1,281,174
Total Past Due	1,405,000	6,529,959	-	7,934,959
Current	44,906,955	86,825,664	172,516,125	304,248,744
Total Mortgage Loans	46,311,955	93,355,623	172,516,125	312,183,703
Allowance for Loan Losses	(187,129)	(1,739,980)	(43,202)	(1,970,311)
Unamortized deferred loan fees, net	(199,765)	(1,212,994)	(333,846)	(1,746,605)
Unamortized discounts, net	(230,987)	(111,873)	-	(342,860)
Net Mortgage Loans	$45,694,074	$90,290,776	$172,139,077	$308,123,927

December 31, 2021
30-59 Days Past Due	$-	$3,117,826	$1,363,127	$4,480,953
60-89 Days Past Due	100,204	580,815	-	681,019
Greater Than 90 Days (1)	1,723,372	2,052,062	-	3,775,434
In Process of Foreclosure (1)	-	496,594	-	496,594
Total Past Due	1,823,576	6,247,297	1,363,127	9,434,000
Current	49,859,446	47,286,415	173,754,656	270,900,517
Total Mortgage Loans	51,683,022	53,533,712	175,117,783	280,334,517
Allowance for Loan Losses	(187,129)	(1,469,571)	(43,202)	(1,699,902)
Unamortized deferred loan fees, net	(36,813)	(498,600)	(383,173)	(918,586)
Unamortized discounts, net	(240,614)	(169,369)	-	(409,983)
Net Mortgage Loans	$51,218,466	$51,396,172	$174,691,408	$277,306,046

(1)	Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With no related allowance recorded:
Commercial	$405,000	$405,000	$-	$762,175	$-
Residential	1,142,494	1,142,494	-	998,798	-
Residential construction	-	-	-	103,976	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,019,891	1,019,891	225,667	683,922	-
Residential construction	-	-	-	-	-

Total:
Commercial	$405,000	$405,000	$-	$762,175	$-
Residential	2,162,385	2,162,385	225,667	1,682,720	-
Residential construction	-	-	-	103,976	-

December 31, 2021
With no related allowance recorded:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	1,591,368	1,591,368	-	2,731,421	-
Residential construction	-	-	-	100,481	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	957,288	957,288	105,384	726,449	-
Residential construction	-	-	-	-	-

Total:
Commercial	$1,723,372	$1,723,372	$-	$1,053,865	$-
Residential	2,548,656	2,548,656	105,384	3,457,870	-
Residential construction	-	-	-	100,481	-

Credit Risk Profile Based on Performance Status

The Company’s mortgage loans held for investment portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

2) Investments (Continued)

The Company’s performing and non-performing mortgage loans held for investment are summarized as follows:

	Commercial		Residential		Residential Construction		Total
	December 31		December 31		December 31		December 31
	2022	2021	2022	2021	2022	2021	2022	2021

Performing	$45,906,955	$49,959,650	$91,193,238	$50,985,056	$172,516,125	$175,117,783	$309,616,318	$276,062,489
Non-performing	405,000	1,723,372	2,162,385	2,548,656	-	-	2,567,385	4,272,028

Total	$46,311,955	$51,683,022	$93,355,623	$53,533,712	$172,516,125	$175,117,783	$312,183,703	$280,334,517

Non-Accrual Mortgage Loans Held for Investment

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Payments received for loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for loans on a non-accrual status was immaterial. Accrual of interest resumes if a loan is brought current. Interest not accrued on these loans totals approximately $226,000 and $236,000 as of December 31, 2022 and 2021, respectively.

Principal Amounts Due

The following table presents the amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2022. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$93,355,623	$1,332,862	$10,000,042	$82,022,719
Residential Construction	172,516,125	167,805,559	4,710,566	-
Commercial	46,311,955	9,405,903	28,597,132	8,308,920
Total	$312,183,703	$178,544,324	$43,307,740	$90,331,639

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

3) Loans Held for Sale

The Company elected the fair value option for loans held for sale. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on mortgage loans held for investment and is included in mortgage fee income on the consolidated statement of earnings. There aren’t any loans that are 90 or more days past due and on a nonaccrual status as of December 31, 2022. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale.

	December 31
	2022	2021
Aggregate fair value	$141,179,620	$302,776,827
Unpaid principal balance	141,337,811	294,481,503
Unrealized (loss) gain	(158,191)	8,295,324

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Years Ended December 31
	2022	2021
Loan fees	$24,184,972	$37,723,433
Interest income	9,666,149	9,385,469
Secondary gains	153,870,807 (1)	230,417,029
Change in fair value of loan commitments	(4,308,638)	(3,113,095)
Change in fair value of loans held for sale	(8,834,797)	(8,783,376)
Provision for loan loss reserve	(1,078,812)	(2,211,230)
Mortgage fee income	$173,499,681	$263,418,230

(1)	Includes a net gain of $34,051,938 for the sale of mortgage servicing rights

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

3) Loans Held for Sale (Continued)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	December 31
	2022	2021
Balance, beginning of period	$2,447,139	$20,583,618
Provision for current loan originations (1)	1,078,812	2,211,230
Charge-offs, net of recaptured amounts	(1,800,284)	(20,347,709)
Balance, at December 31	$1,725,667	$2,447,139

(1)	Included in Mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the year ended December 31, 2022, $1,078,812 in reserves were added at a rate of 3.19 basis points per loan, the equivalent of $319 per $1,000,000 in loans originated. This is a decrease over the year ended December 31, 2021, when $2,211,230 in reserves were added at a rate of 3.9 basis points per loan originated, the equivalent of $390 per $1,000,000 in loans originated. In February 2021, SecurityNational Mortgage executed a settlement agreement with Lehman Holdings in relation to two adversary proceedings wherein all mortgage loan related claims were resolved, thereby ending all liabilities asserted by Lehman Holdings and conclusively ending all proceedings between SecurityNational Mortgage and Lehman Holdings. The full amount of SecurityNational Mortgage’s settlement payment was accounted for in the Company’s loan loss reserve as of December 31, 2020 and was paid during the first quarter 2021. The unique nature of COVID-19 creates significant difficulty for forecasting potential future losses. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of December 31, 2022, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

4) Receivables

Receivables consist of the following:

	December 31
	2022	2021
Trade contracts	$5,392,779	$5,298,636
Receivables from sales agents	2,209,185	2,360,807
Other	23,200,919	12,457,398
Total receivables	30,802,883	20,116,841
Allowance for doubtful accounts	(2,229,791)	(1,800,725)
Net receivables	$28,573,092	$18,316,116

5) Value of Business Acquired, Goodwill and Other Intangible Assets

Information with regard to value of business acquired was as follows:

	December 31
	2022		2021
Balance at beginning of year	$8,421,432		$8,955,249
Value of business acquired	2,136,085		586,840
Imputed interest at 7% included in earnings	642,919	(1)	613,028	(1)
Amortization included in earnings	(1,907,250	)(1)	(1,728,157	)(1)
Shadow amortization included in other comprehensive income	510,550		(5,528)
Net amortization	(753,781)		(1,120,657)
Balance at end of year	$9,803,736		$8,421,432

(1)	Included in Amortization of deferred policy and pre-need acquistion costs and value of business acquired on the consolidated statements of earnings

Presuming no additional acquisitions, net amortization charged to income is expected to approximate the following:

2023	$1,181,000
2024	1,098,000
2025	995,000
2026	924,000
2027	841,000
Thereafter	4,764,736
Total	$9,803,736

Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2022, value of business acquired is being amortized over a weighted average life of 5.7 years.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

5) Value of Business Acquired, Goodwill and Other Intangible Assets (Continued)

Information regarding goodwill by segment was as follows:

	Life Insurance	Cemetery/ Mortuary		Total
Balance at January 1, 2021:
Goodwill	$2,765,570	$754,018		$3,519,588
Accumulated impairment	-	-		-
Total goodwill, net	2,765,570	754,018		3,519,588

Acquisition	-	1,734,195	(1)	1,734,195

Balance at December 31, 2021:
Goodwill	2,765,570	2,488,213		5,253,783
Accumulated impairment	-	-		-
Total goodwill, net	2,765,570	2,488,213		5,253,783

Acquisition	-	-		-

Balance at December 31, 2022:
Goodwill	2,765,570	2,488,213		5,253,783
Accumulated impairment	-	-		-
Total goodwill, net	$2,765,570	$2,488,213		$5,253,783

(1)	See Note 20 regarding the acquisition of Rivera Funerals, Cremations and Memorial Gardens and Holbrook Mortuary

Goodwill is not amortized but is tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill for the years ended December 31, 2022 and 2021.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

5) Value of Business Acquired, Goodwill and Other Intangible Assets (Continued)

The carrying value of the Company’s other intangible assets were as follows which is included in other assets:

		December 31
	Useful Life	2022	2021
Intangible asset - trade name (1)	15 years	$2,100,000	$2,100,000
Intangible asset - customer lists	15 years	890,000	890,000
Intangible asset - trade name (2)	15 years	610,000	610,000
Intangible assets - other (1)	15 years	210,000	210,000
Less accumulated amortization		(553,333)	(297,333)
Balance at end of year		$3,256,667	$3,512,667

(1)	See Note 20 regarding the acquisition of Rivera Funerals, Cremations and Memorial Gardens
(2)	Kilpatrick Life

Amortization expense for the years ended December 31, 2022 and 2021 was $256,000 and $99,999, respectively, and is included in other expenses on the consolidated statements of earnings.

The following table summarizes the Company’s estimate of future amortization for the other intangible assets:

2023	$254,000
2024	254,000
2025	254,000
2026	254,000
2027	254,000
Thereafter	1,986,667
Total	$3,256,667

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

6) Property and Equipment

Property and equipment is summarized below:

	December 31
	2022	2021
Land and buildings	$16,545,799	$16,532,593
Furniture and equipment	17,567,906	24,799,115
	34,113,705	41,331,708
Less accumulated depreciation	(13,534,056)	(19,814,110)
Total	$20,579,649	$21,517,598

Depreciation expense for the years ended December 31, 2022 and 2021 was $2,496,906 and $1,935,613, respectively. Property and equipment are stated at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. During 2021, the Company reclassified a building with a gross building cost of $3,640,755 with its associated accumulated depreciation of $532,074 from property and equipment to real estate held for investment. See Note 20 for additional information regarding property and equipment acquired through acquisitions.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

7) Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31
	2022	2021
Prime rate note payable in monthly installments of $75,108 including principal and interest,collateralized by shares of Security National Life Insurance Company stock, due December 2024.	$1,690,892	$2,481,878

4.329% fixed note payable in monthly installments of $9,775 including principal and interest,collateralized by real property with a book value of approximately $3,023,000, paid in full April 2022.	-	1,825,608

4.00% variable with LIBOR at a 1% floor and a spread at 3% rate construction loan collateralized by real property with a book value of approximately $65,422,000, paid off with long term financing in May 2022.	-	34,547,181

3.85% fixed note payable in monthly installments of $243,781 including principal and interest, collateralized by real property with a book value of approximately $65,422,000, due June 2032.	48,613,833	-

3.30% fixed note payable in monthly installments of $179,562 including principal and interest, collateralized by real property with a book value of approximately $46,960,000, due April 2031.	39,298,298	40,090,359

4.7865% fixed interest only note payable in monthly installments, collateralized by real property with a book value of approximately $16,948,000, due June 2028.	9,200,000	9,200,000

1 month SOFR rate plus 2.1% loan purchase agreement with a warehouse line availability of $100,000,000, matures June 2023.	17,978,527	66,305,025

1 month SOFR rate plus 2% loan purchase agreement with a warehouse line availability of $100,000,000, matures November 2023.	29,768,762	50,555,909

1 month SOFR rate plus 2.5% loan purchase agreement with a warehouse line availability of $75,000,000, matures May 2023.	15,131,410	43,196,986

1 month SOFR rate plus 2.1% loan purchase agreement with a warehouse line availability of $50,000,000, matures June 2023.	-	1,764,386

Other short-term borrowings (1)	-	1,250,000

Finance lease liabilities	31,082	62,767

Other loans payable	-	6,828
Total bank and other loans	161,712,804	251,286,927

Less current installments	65,560,608	164,747,672
Bank and other loans, excluding current installments	$96,152,196	$86,539,255

(1)	Revolving Line of Credit

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

Federal Home Loan Bank of Des Moines

At December 31, 2022, the amount available for borrowings from the FHLB of Des Moines was approximately $80,312,445, compared with $19,259,722 at December 31, 2021. United States Treasury fixed maturity securities with an estimated fair value of $86,338,880 at December 31, 2022 have been pledged at the FHLB of Des Moines as collateral for current and potential borrowings compared with $20,244,900 at December 31, 2021. At December 31, 2022 and 2021, the Company had no outstanding FHLB borrowings. At December 31, 2022, the Company’s total investment in FHLB stock was $856,800 compared with $826,800 at December 31, 2021. At December 31, 2022, the Company was contingently liable under standby letters of credit aggregating $968,903, $443,758 to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company’s captive insurance program and $525,145 for land developments.

Federal Home Loan Bank of Dallas

At December 31, 2022, the amount available for borrowings from the FHLB of Dallas was approximately $5,719,671, compared with $7,794,625 at December 31, 2021. Mortgage-Backed fixed maturity securities with an estimated fair value of $6,696,100 at December 31, 2022 have been pledged at the FHLB of Dallas as collateral for current and potential borrowings compared with $8,774,352 at December 31, 2021. At December 31, 2022 and 2021, the Company had no outstanding FHLB borrowings. At December 31, 2022, the Company’s total investment in FHLB stock was $1,743,500 compared with $1,720,300 at December 31, 2021.

Revolving Lines of Credit

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate plus 1.25% with a 3% prime floor, secured by the capital stock of Security National Life and maturing December 31, 2023, renewable annually. At December 31, 2022, the Company was contingently liable under standby letters of credit aggregating $622,293, to be used as collateral for residential subdivision land developments. The standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2022, there were no amounts outstanding under the revolving line-of-credit.

The Company also has a $2,500,000 revolving line-of-credit with a bank with interest payable at the daily simple SOFR plus 2.35%, which includes a mandatory .10% credit spread adjustment, maturing December 31, 2023. As of December 31, 2022, there were no amounts outstanding under the revolving line-of-credit.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

7) Bank and Other Loans Payable (Continued)

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

The Company, through its subsidiary SecurityNational Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement with the bank allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month SOFR rate plus 2% and matures on November 9, 2023. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

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

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with U.S Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $50,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR and matures on June 2, 2023. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of December 31, 2022, the Company was in compliance with all debt covenants.

The following tabulation shows the combined maturities of bank and other loans payable:

2023	$65,560,608
2024	2,785,674
2025	1,981,991
2026	1,883,515
2027	1,997,551
Thereafter	87,503,465
Total	$161,712,804

Interest expense in 2022 and 2021 was $7,830,443 and $7,127,516, respectively. Interest paid in 2022 and 2021 was $7,697,921 and $7,290,867, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets

Cemetery Perpetual Care Trust Investments and Obligation

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

The components of the cemetery perpetual care investments and obligation as of December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$89,004	$42	$(38)	$89,008
Obligations of states and political subdivisions	174,201	-	(8,478)	165,723
Total fixed maturity securities available for sale	$263,205	$42	$(8,516)	$254,731

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,195,942	$584,383	$(175,163)	$3,605,162
Total equity securities at estimated fair value	$3,195,942	$584,383	$(175,163)	$3,605,162

Mortgage loans held for investment at amortized cost:
Residential construction	$1,506,517

Real estate held for investment: Residential	$(16,178)

Cash and cash equivalents	$1,925,978

Total cemetery perpetual care trust investments	$7,276,210

Cemetery perpetual care obligation	$(5,099,542)

Trust investments in excess of trust obligations	$2,176,668

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The components of the cemetery perpetual care investments and obligation as of December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$280,023	$4,872	$(928)	$283,967
Corporate securities including public utilities	492,770	8,028	-	500,798
Total fixed maturity securities available for sale	$772,793	$12,900	$(928)	$784,765

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$2,597,745	$737,696	$(32,961)	$3,302,480
Total equity securities at estimated fair value	$2,597,745	$737,696	$(32,961)	$3,302,480

Mortgage loans held for investment at amortized cost: Residential construction	$1,823,533

Real estate held for investment: Residential	$865,424

Cash and cash equivalents	$1,059,519

Total cemetery perpetual care trust investments	$7,835,721

Cemetery perpetual care obligation	$(4,915,285)

Trust investments in excess of trust obligations	$2,920,436

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities that were carried at estimated fair value at December 31, 2022 and at December 31, 2021. The unrealized losses were primarily related to interest rate fluctuations and inflation. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2022
U.S. Treasury securities and obligations of U.S. Government agencies	$38	$59,392	$-	$-	$38	$59,392
Obligations of states and political subdivisions	1,845	94,612	6,633	71,112	8,478	165,724
Total unrealized losses	$1,883	$154,004	$6,633	$71,112	$8,516	$225,116

At December 31, 2021
Obligations of states and political subdivisions	$928	$105,060	$-	$-	$928	$105,060
Total unrealized losses	$928	$105,060	$-	$-	$928	$105,060

There were 5 securities with fair value of 96.4% of aggregate amortized cost at December 31, 2022. There were 2 securities with fair value of 99.1% of aggregate amortized cost at December 31, 2021. No credit losses have been recognized for the years ended December 31, 2022 and 2021, since the increase in unrealized losses is primarily a result of the recent rise in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$89,004	$89,008
Due in 2-5 years	77,745	71,112
Due in 5-10 years	41,621	40,816
Due in more than 10 years	54,835	53,795
Total	$263,205	$254,731

Restricted Assets

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

Restricted assets as of December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$1,033,047	$866	$(15,360)	$1,018,553
Corporate securities including public utilities	201,771	-	(3,016)	198,755
Total fixed maturity securities available for sale	$1,234,818	$866	$(18,376)	$1,217,308

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$4,955,360	$703,049	$(310,165)	$5,348,244
Total equity securities at estimated fair value	$4,955,360	$703,049	$(310,165)	$5,348,244

Mortgage loans held for investment at amortized cost: Residential construction	$1,731,469

Cash and cash equivalents (1)	$10,638,034

Total restricted assets	$18,935,055

(1)	Including cash and cash equivalents of $8,527,620 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

Restricted assets as of December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$1,058,449	$42,456	$(309)	$1,100,596
Corporate securities including public utilities	489,714	13,139	(1,761)	501,092
Total fixed maturity securities available for sale	$1,548,163	$55,595	$(2,070)	$1,601,688

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$2,781,041	$852,443	$(29,662)	$3,603,822
Total equity securities at estimated fair value	$2,781,041	$852,443	$(29,662)	$3,603,822

Mortgage loans held for investment at amortized cost:
Residential construction	$2,732,319

Cash and cash equivalents (1)	$9,000,293

Total restricted assets	$16,938,122

(1)	Including cash and cash equivalents of $7,869,295 for the life insurance and mortgage segments.

A surplus note receivable in the amount of $4,000,000 at December 31, 2022 and 2021, from Security National Life, was eliminated in consolidation.

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities that were carried at estimated fair value at December 31, 2022 and at December 31, 2021. The unrealized losses were primarily related to interest rate fluctuations and inflation. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2022
Obligations of states and political subdivisions	$11,891	$760,255	$3,469	$58,072	$15,360	$818,327
Corporate securities including public utilities	3,016	198,755	-	-	3,016	198,755
Total unrealized losses	$14,907	$959,010	$3,469	$58,072	$18,376	$1,017,082

At December 31, 2021
Obligations of states and political subdivisions	$309	$114,208	$-	$-	$309	$114,208
Corporate securities including public utilities	1,761	232,239	-	-	1,761	232,239
Total unrealized losses	$2,070	$346,447	$-	$-	$2,070	$346,447

There were 17 securities with fair value of 98.2% of aggregate amortized cost at December 31, 2022. There were 4 securities with fair value of 99.4% of aggregate amortized cost at December 31, 2021. No credit losses have been recognized for the years ended December 31, 2022 and 2021, since the increase in unrealized losses is primarily a result of the recent rise in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	320,972	312,708
Due in 5-10 years	153,284	152,191
Due in more than 10 years	760,562	752,409
Total	$1,234,818	$1,217,308

See Notes 1, 2 and 17 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

9) Income Taxes

The Company’s income tax liability is summarized as follows:

	December 31
	2022	2021
Current	$16,352,190	$(1,558,687)
Deferred	14,358,337	32,594,783
Total	$30,710,527	$31,036,096

Significant components of the Company’s deferred tax (assets) and liabilities are approximately as follows:

	December 31
	2022	2021
Assets
Future policy benefits	$(13,974,221)	$(13,015,255)
Loan loss reserve	(448,673)	(636,256)
Unearned premium	(582,459)	(642,755)
Net operating loss	(237,855)	(898,029)
Deferred compensation	(2,166,593)	(2,750,406)
Deposit obligations	(631,232)	(635,878)
Tax on unrealized appreciation	(2,590,726)	-
Other	(601,335)	(1,712,895)
Less: Valuation allowance	1,506,144	882,535
Total deferred tax assets	(19,726,950)	(19,408,939)

Liabilities
Deferred policy acquisition costs	17,511,778	17,166,200
Basis difference in property, equipment and real estate	11,959,391	9,247,242
Value of business acquired	2,058,785	1,768,501
Deferred gains	1,490,946	15,598,360
Trusts	1,064,387	1,064,387
Tax on unrealized appreciation	-	7,159,032
Total deferred tax liabilities	34,085,287	52,003,722
Net deferred tax liability	$14,358,337	$32,594,783

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

9) Income Taxes (Continued)

The Company’s income tax expense is summarized as follows:

	December 31
	2022	2021
Current
Federal	$15,346,331	$629,921
State	3,294,234	343,428
	18,640,565	973,349

Deferred
Federal	(7,400,620)	9,832,556
State	(2,553,385)	1,475,880
	(9,954,005)	11,308,436
Total	$8,686,560	$12,281,785

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	December 31
	2022	2021
Computed expense at statutory rate	$7,219,141	$10,878,163
State tax expense, net of federal tax benefit	585,269	1,437,255
Change in valuation allowance	623,609	(79,385)
Other, net	258,541	45,752
Income tax expense	$8,686,560	$12,281,785

The Company’s overall effective tax rate for the years ended December 31, 2022 and 2021 was 25.3% and 23.7% respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes and an increase to the valuation allowance related to Kilpatrick Life Insurance Company. The increase in the effective tax rate when compared to the prior year is partially due to an increase to the valuation allowance in the current period when compared to the prior period year.

At December 31, 2022, the Company had no significant unrecognized tax benefits. As of December 31, 2022, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2019 through 2022 are subject to examination by taxing authorities.

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2023	$-
2024	-
2025	-
2026	-
2027	-
Thereafter up through 2037	1,070,413
Indefinite carryforwards	-
$1,070,413

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

10) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2022 and 2021. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of reinsurers and monitors the concentration of credit risk. The Company had a significant concentration of credit risk with a single reinsurer of 93.7% and 93.6% of ceded life insurance in force as of December 31, 2022 and 2021, respectively. This represented approximately 11.3% and 11.9% of the Company’s total life insurance in force as of December 31, 2022 and 2021, respectively. The Company has also assumed insurance from other companies. See Financial Statement Schedule IV for information regarding life insurance in force and premiums for reinsurance.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that its reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2022 and 2021, the balances were $1,725,667 and $2,447,139, respectively. The Company believes that the loan loss reserve as of December 31, 2022, represents its best estimate for adequate loss reserves on loans sold.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements. See Note 24 regarding leases.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of December 31, 2022, the Company’s commitments were approximately $231,250,000, for these loans of which $175,754,000 had been funded. The Company advances funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

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

Years Ended December 31, 2022 and 2021

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

The Company has three 401(k) savings plans covering all eligible employees which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $20,500 and $19,500 for the years 2022 and 2021, respectively or the statutory limits. Beginning in January 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for the years ended December 31, 2022 and 2021 was $2,573,956 and $2,820,315, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Non-Qualified Deferred Compensation Plan, and this plan was amended in 2005. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2022 and 2021.

Effective December 2, 2022, the Board members approved a motion to extend the Chief Executive Officer’s employment agreement, dated December 4, 2012, for an additional two-year term ending December 2024. In the event of disability, the Chief Executive Officer’s salary would be continued for up to five years at 75% of its current level of compensation. In the event of a sale or merger of the Company and the Chief Executive Officer is not retained in his current position, the Company would be obligated to continue paying the Chief Executive Officer’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that the Chief Executive Officer is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. In the event that the Chief Executive Officer dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed nil and $900,000 during the years ended December 31, 2022 and 2021, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $7,556,363 and $7,556,363 as of December 31, 2022 and 2021, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

11) Retirement Plans (Continued)

The Company, through its wholly owned subsidiary, SecurityNational Mortgage, also has an employment agreement with its former Vice President of Mortgage Operations and President of SecurityNational Mortgage, who retired from the Company on December 31, 2015. Under the terms of the employment agreement, this individual is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments are paid monthly during the ten-year period. In the event that this individual dies prior to receiving all of his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The company paid $133,843 and $133,843 in retirement compensation to this individual during the years ended December 31, 2022 and 2021, respectively. The liability accrued was $401,529 and $535,370 as of December 31, 2022 and 2021, respectively and is included in Other liabilities and accrued expenses on the consolidated balance sheets.

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

Stockholders of both Class A and Class C common stock have received 5% stock dividends in the years 1990 through 2019, a 7.5% stock dividend in the year 2020, and a 5% stock dividend in the years 2021 and 2022, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2020	16,595,783	2,679,603

Exercise of stock options	160,282	104,656
Stock dividends	837,410	131,553
Conversion of Class C to Class A	49,247	(49,247)

Outstanding shares at December 31, 2021	17,642,722	2,866,565

Exercise of stock options	109,587	-
Stock dividends	889,554	139,462
Conversion of Class C to Class A	116,168	(116,168)

Outstanding shares at December 31, 2022	18,758,031	2,889,859

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

12) Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Years Ended December 31
	2022	2021
Numerator:
Net earnings	$25,690,302	$39,518,990

Denominator:
Denominator for basic earnings per share-weighted-average shares	21,137,941	21,146,713

Effect of dilutive securities
Employee stock options	807,927	812,916
Unvested restricted stock units	374	-
Dilutive potential common shares	808,301	812,916

Denominator for diluted earnings per share-adjusted weighted-average
shares and assumed conversions	21,946,242	21,959,629

Basic earnings per share	$1.22	$1.87
Diluted earnings per share	$1.17	$1.80

For the years ended December 31, 2022 and 2021, there were 339,150 and 50,000 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

13) Stock Compensation Plans

The Company has three stock compensation plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Equity Incentive Plan”).

Stock Options

Stock based compensation expense for stock options issued of $929,321 and $118,384 has been recognized under these plans for the years ended December 31, 2022 and 2021, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2022, the total unrecognized compensation expense related to the stock options issued was $506,701, which is expected to be recognized over the vesting period.

The fair value of each stock option granted is estimated on the date of grant using the Black Scholes Option Pricing Model. The Company estimates the expected life of the options using the simplified method. Future volatility is estimated based upon the weighted historical volatility of the Company’s Class A common stock over a period equal to the expected life of the options. The risk-free interest rate for the expected life of the options is based upon the Federal Reserve Board’s daily interest rates in effect at the time of the grant.

The following table summarizes the assumptions used in estimating the fair value of each stock option granted along with the weighted-average fair value of the stock options granted.

			Assumptions
Grant Date	Plan	Weighted-Average Fair Value of Each Option	Expected Dividend Yield (1)	Underlying stock FMV	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (years)
December 2, 2022	All Plans	$1.48	5%	$6.48	37.03%	3.69%	4.88

December 3, 2021	All Plans	$2.99	5%	$8.62	36.50%	1.15%	5.31

(1)	Stock dividend

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

13) Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	1,072,863	$4.12	662,666	$4.50
Adjustment for the effect of stock dividends	47,594		33,136
Granted	89,500		230,000
Exercised	(183,935)		(104,656)
Cancelled	(1,671)		-

Outstanding at December 31, 2021	1,024,351	$4.38	821,146	$5.26
Adjustment for the effect of stock dividends	47,780		41,057
Granted	82,500		295,000
Exercised	(176,435)		-
Cancelled	(1,591)		-

Outstanding at December 31, 2022	976,605	$4.78	1,157,203	$5.59

Exercisable at end of year	897,105	$4.63	862,203	$5.26

Available options for future grant	132,313		795,000

Weighted average contractual term of options
outstanding at December 31, 2022	4.72 years		6.90 years

Weighted average contractual term of options
exercisable at December 31, 2022	4.26 years		6.24 years

Aggregated intrinsic value of options outstanding at December 31, 2022 (1)	$2,460,755		$1,979,588

Aggregated intrinsic value of options exercisable at December 31, 2022 (1)	$2,397,275		$1,758,488

(1)	The Company used a stock price of $7.30 as of December 31, 2022 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2022 and 2021 was $619,064 and $1,153,417, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

13) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $371 and nil has been recognized under these plans for the years ended December 31, 2022 and 2021, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2022, the total unrecognized compensation expense related to the RSUs issued was $742, which is expected to be recognized over the vesting period of three months. The fair value of each RSU granted is determined based on the Company’s stock price on the date of grant. The weighted average grant date fair value of RSUs granted on December 2, 2022 was $6.48.

Activity of the RSUs is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	-	$-
Granted	1,620	6.48
Vested	-

Non-vested at December 31, 2022	1,620	$6.48

Available RSUs for future grant	18,380

Aggregated intrinsic value of RSUs outstanding at December 31, 2022 (1)	$1,328

(1)	The Company used a stock price of $7.30 as of December 31, 2022 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Statutory Net Income		Statutory Capital and Surplus
	Years Ended December 31		December 31
	2022	2021	2022	2021
Amounts by insurance subsidiary:
Security National Life Insurance Company	$9,126,955	$5,552,116	$66,753,938	$57,424,808
Kilpatrick Life Insurance Company	2,373,682	1,312,718	17,300,717	15,566,231
First Guaranty Insurance Company	1,007,026	624,550	8,107,405	7,734,357
Memorial Insurance Company of America	-	37	-	-
Southern Security Life Insurance Company, Inc.	(2,691)	275	1,579,971	1,578,225
Trans-Western Life Insurance Company	4,008	(2,089)	512,555	508,547
Total	$12,508,980	$7,487,607	$94,254,586	$82,812,168

The Utah, Louisiana, Mississippi and Texas Insurance Departments impose minimum risk-based capital (“RBC”) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries each have a ratio that is greater than the first level of regulatory action as of December 31, 2022. The Company does not have any guarantees to maintain the capital and surplus of any affiliates except for the Company’s agreement to provide additional capital to Security National Life Insurance Company in the event risk-based capital drops below 350% of the authorized control level.

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

Years Ended December 31, 2022 and 2021

14) Statutory Financial Information and Dividend Limitations (Continued)

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. Security National Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Utah law and Security National Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Utah Commissioner and the Utah Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on Security National Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2022, the maximum aggregate amount of dividends and distributions that it could pay or make in 2023 and which would not constitute an “extraordinary” dividend or distribution under Utah law, and would therefore not require notice and approval or lack of disproval from the Utah Commissioner, would be approximately $6,420,000.

Under the Louisiana Insurance Code, First Guaranty Insurance Company and Kilpatrick Life Insurance Company are permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. First Guaranty Insurance Company and Kilpatrick Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Louisiana law and First Guaranty Insurance Company and Kilpatrick Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Louisiana Commissioner and the Louisiana Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on First Guaranty Insurance Company’s and Kilpatrick Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2022, the maximum aggregate amount of dividends and distributions that it could pay or make in 2023 and which would not constitute an “extraordinary” dividend or distribution under Louisiana law, and would therefore not require notice and approval or lack of disproval from the Louisiana Commissioner, would be approximately $710,000 for First Guaranty Insurance Company and $1,650,000 for Kilpatrick Life Insurance Company.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

15) Business Segment Information (Continued)

	Year Ended December 31, 2022
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$105,144,646	$26,993,855	$173,356,675	-	$305,495,176
Net investment income	62,565,021	2,444,599	1,187,972	-	66,197,592
Gains (losses) on investments and other assets	(459,462)	(796,096)	398,098	-	(857,460)
Other than temporary impairments	-	-	-	-	-
Other revenues	1,932,402	305,073	16,579,545	-	18,817,020
Intersegment revenues:
Net investment income	6,601,132	451,139	356,574	(7,408,845)	-
Total revenues	175,783,739	29,398,570	191,878,864	(7,408,845)	389,652,328
Expenses:
Death, surrenders and other policy benefits	64,066,432	-	-	-	64,066,432
Increase in future policy benefits	28,858,969	-	-	-	28,858,969
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	17,352,803	597,399	-	-	17,950,202
Selling, general and administrative expenses:
Commissions	4,097,680	1,372,200	57,851,212	-	63,321,092
Personnel	26,285,207	9,305,429	64,520,887	-	100,111,523
Advertising	1,649,273	628,114	3,420,611	-	5,697,998
Rent and rent related	384,908	163,182	6,334,923	-	6,883,013
Depreciation on property and equipment	1,036,521	759,415	700,970	-	2,496,906
Provision for loan loss reserve	-	-	-	-	-
Cost related to funding mortgage loans	-	-	7,540,041	-	7,540,041
Intersegment	232,915	160,690	1,795,507	(2,189,112)	-
Other	13,190,827	5,321,730	27,285,196	-	45,797,753
Interest expense:
Intersegment	462,753	274,911	4,482,069	(5,219,733)	-
Other	3,969,905	710	3,859,828	-	7,830,443
Costs of goods and services sold-mortuaries and cemeteries	-	4,721,094	-	-	4,721,094
Total benefits and expenses	161,588,193	23,304,874	177,791,244	(7,408,845)	355,275,466
Earnings before income taxes	$14,195,546	$6,093,696	$14,087,620	$-	$34,376,862
Income tax expense	(4,034,979)	(1,523,954)	(3,127,627)	-	(8,686,560)
Net earnings	$10,160,567	$4,569,742	$10,959,993	$-	$25,690,302

Identifiable assets	$1,246,840,586	$82,320,929	$219,872,163	$(93,174,569)	$1,455,859,109

Goodwill	$2,765,570	$2,488,213	$-	$-	$5,253,783

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

15) Business Segment Information (Continued)

	Year Ended December 31, 2021
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$100,254,573	$23,997,313	$263,418,230	-	$387,670,116
Net investment income	56,091,725	1,653,940	519,018	-	58,264,683
Gains on investments and other assets	4,554,528	1,511,965	198,641	-	6,265,134
Other than temporary impairments	(39,502)	-	-	-	(39,502)
Other revenues	2,152,531	100,255	16,282,325	-	18,535,111
Intersegment revenues:
Net investment income	7,569,875	314,001	599,115	(8,482,991)	-
Total revenues	170,583,730	27,577,474	281,017,329	(8,482,991)	470,695,542
Expenses:
Death, surrenders and other policy benefits	67,218,455	-	-	-	67,218,455
Increase in future policy benefits	26,263,312	-	-	-	26,263,312
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	15,611,374	531,596	-	-	16,142,970
Selling, general and administrative expenses:
Commissions	3,514,498	1,917,899	112,854,072	-	118,286,469
Personnel	25,009,096	6,850,617	68,880,448	-	100,740,161
Advertising	1,160,640	570,924	4,894,854	-	6,626,418
Rent and rent related	733,726	109,318	6,399,243	-	7,242,287
Depreciation on property and equipment	806,543	479,005	650,065	-	1,935,613
Provision for loan loss reserve	-	-	-	-	-
Cost related to funding mortgage loans	-	-	10,541,570	-	10,541,570
Intersegment	497,113	113,062	671,107	(1,281,282)	-
Other	12,075,374	5,224,178	35,766,430	-	53,065,982
Interest expense:
Intersegment	392,003	97,195	6,712,511	(7,201,709)	-
Other	2,328,868	54,620	4,744,028	-	7,127,516
Costs of goods and services sold-mortuaries and cemeteries	-	3,704,014	-	-	3,704,014
Total benefits and expenses	155,611,002	19,652,428	252,114,328	(8,482,991)	418,894,767
Earnings before income taxes	$14,972,728	$7,925,046	$28,903,001	$-	$51,800,775
Income tax expense	(2,943,715)	(1,975,787)	(7,362,283)	-	(12,281,785)
Net earnings	$12,029,013	$5,949,259	$21,540,718	$-	$39,518,990

Identifiable assets	$1,236,406,558	$73,432,116	$328,600,841	$(96,099,992)	$1,542,339,523

Goodwill	$2,765,570	$2,488,213	$-	$-	$5,253,783

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

16) Related Party Transactions

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company. The Company and its Board of Directors is unaware of any related party transactions that require disclosure as of December 31, 2022.

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

Years Ended December 31, 2022 and 2021

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

Years Ended December 31, 2022 and 2021

17) Fair Value of Financial Instruments (Continued)

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2022.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$345,858,492	$-	$344,422,973	$1,435,519
Equity securities	11,682,526	11,682,526	-	-
Loans held for sale	141,179,620	-	-	141,179,620
Restricted assets (1)	1,217,308	-	1,217,308	-
Restricted assets (2)	5,348,244	5,348,244	-	-
Cemetery perpetual care trust investments (1)	254,731	-	254,731	-
Cemetery perpetual care trust investments (2)	3,605,162	3,605,162	-	-
Derivatives - loan commitments (3)	4,089,856	-	-	4,089,856
Total assets accounted for at fair value on a recurring basis	$513,235,939	$20,635,932	$345,895,012	$146,704,995

Liabilities accounted for at fair value on a recurring basis
Derivatives - call options (4)	$(29,715)	$(29,715)	$-	$-
Derivatives - put options (4)	(13,888)	(13,888)	-	-
Derivatives - loan commitments (4)	(1,382,979)	-	-	(1,382,979)
Total liabilities accounted for at fair value on a recurring basis	$(1,426,582)	$(43,603)	$-	$(1,382,979)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

17) Fair Value of Financial Instruments (Continued

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
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2022	Technique	Input(s)	Value	Value	Average
Loans held for sale	$141,179,620	Market approach	Investor contract pricing as a percentage of unpaid principal balance	69.9%	106.1%	99.8%

Derivatives - loan commitments (net)	2,706,877	Market approach	Pull-through rate	65.0%	95.0%	82.2%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	153 bps	73 bps

Fixed maturity securities available for sale	1,435,519	Broker quotes	Pricing quotes	$100.00	$111.11	$104.97

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

17) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2021	Technique	Input(s)	Value	Value	Average
Loans held for sale	$302,776,827	Market approach	Investor contract pricing as a percentage of unpaid principal balance	95.0%	109.0%	103.0%

Derivatives - loan commitments (net)	7,015,515	Market approach	Pull-through rate	66.0%	95.0%	81.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	148 bps	61 bps

Fixed maturity securities available for sale	2,023,348	Broker quotes	Pricing quotes	$96.87	$111.11	$106.73

The following table is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2021	$7,015,515		$302,776,827	$2,023,348
Originations/purchases	-		3,373,554,484	-
Sales, maturities and paydowns	-		(3,549,405,402)	(528,980)
Transfer to mortgage loans held for investment	-		(51,691,213)	-
Total gains (losses):
Included in earnings	(4,308,638	)(1)	65,944,924 (1)	1,957 (2)
Included in other comprehensive income	-		-	(60,806)

Balance - December 31, 2022	$2,706,877		$141,179,620	$1,435,519

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

The following table is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2020	$10,128,610		$422,772,418	$2,201,175
Originations/purchases	-		5,611,189,587	-
Sales, maturities and paydowns	-		(5,900,076,766)	(45,700)
Transfer to mortgage loans held for investment	-		(201,951)	-
Total gains (losses):
Included in earnings	(3,113,095	)(1)	169,093,539 (1)	3,674 (2)
Included in other comprehensive income	-		-	(135,801)

Balance - December 31, 2021	$7,015,515		$302,776,827	$2,023,348

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

17) Fair Value of Financial Instruments (Continued)

The following table summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2022.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$794,224	$-	$-	$794,224
Total assets accounted for at fair value on a nonrecurring basis	$794,224	$-	$-	$794,224

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

Years Ended December 31, 2022 and 2021

17) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2022 and 2021.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2022:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$90,290,776	$-	$-	$88,575,293	$88,575,293
Residential construction	172,139,077	-	-	172,139,077	172,139,077
Commercial	45,694,074	-	-	44,079,537	44,079,537
Mortgage loans held for investment, net	$308,123,927	$-	$-	$304,793,907	$304,793,907
Policy loans	13,095,473	-	-	13,095,473	13,095,473
Insurance assignments, net (1)	45,332,585	-	-	45,332,585	45,332,585
Restricted assets (2)	1,731,469	-	-	1,731,469	1,731,469
Cemetery perpetual care trust investments (2)	1,506,517	-	-	1,506,517	1,506,517
Mortgage servicing rights, net	3,039,765	-	-	3,927,877	3,927,877

Liabilities
Bank and other loans payable	$(161,712,804)	$-	$-	$(161,712,804)	$(161,712,804)
Policyholder account balances (3)	(41,146,171)	-	-	(42,181,089)	(42,181,089)
Future policy benefits - annuities (3)	(106,637,094)	-	-	(126,078,031)	(126,078,031)

(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

Years Ended December 31, 2022 and 2021

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

18) Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2022	2021

Unrealized gains on fixed maturity securities available for sale	$(39,493,861)	$(7,323,241)
Amounts reclassified into net earnings	162,173	805,510
Net unrealized gains before taxes	(39,331,688)	(6,517,731)
Tax expense	8,259,656	1,368,721
Net	(31,072,032)	(5,149,010)
Unrealized gains on restricted assets (1)	(71,035)	(23,250)
Tax expense	17,695	5,792
Net	(53,340)	(17,458)
Unrealized gains on cemetery perpetual care trust investments (1)	(20,446)	(11,114)
Tax expense	5,093	2,769
Net	(15,353)	(8,345)
Unrealized gains for foreign currency translations adjustments	-	2,835
Tax expense	-	(707)
Net	-	2,128
Other comprehensive income changes	$(31,140,725)	$(5,172,685)

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

The following is the accumulated balances of other comprehensive income as of December 31, 2022:

	Beginning Balance December 31, 2021	Change for the period	Ending Balance December 31, 2022
Unrealized gains (losses) on fixed maturity securities available for sale	$18,021,265	$(31,072,032)	$(13,050,767)
Unrealized gains (losses) on restricted assets (1)	40,192	(53,340)	(13,148)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	8,991	(15,353)	(6,362)
Other comprehensive income	$18,070,448	$(31,140,725)	$(13,070,277)

(1)	Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income as of December 31, 2021:

	Beginning Balance December 31, 2020	Change for the period	Ending Balance December 31, 2021
Unrealized gains (losses) on fixed maturity securities available for sale	$23,170,275	$(5,149,010)	$18,021,265
Unrealized gains (losses) on restricted assets (1)	57,650	(17,458)	40,192
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	17,336	(8,345)	8,991
Foreign currency translation adjustments	(2,128)	2,128	-
Other comprehensive income	$23,243,133	$(5,172,685)	$18,070,448

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

19) Derivative Instruments

The following table shows the fair value and notional amounts of derivative instruments.

		December 31, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$453,371,808	$4,089,856	$1,382,979	$862,568,967	$8,563,410	$1,547,895
Call options	Other liabilities	868,600	—	29,715	982,500	—	50,936
Put options	Other liabilities	654,500	—	13,888	362,900	—	4,493
Total		$454,894,908	$4,089,856	$1,426,582	$863,914,367	$8,563,410	$1,603,324

The following table presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Years ended December 31
Derivative	Classification	2022	2021
Loan commitments	Mortgage fee income	$(4,308,638)	$(3,113,095)

Call and put options	Gains on investments and other assets	$202,886	$160,410

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

20) Acquisitions

Rivera Funerals, Cremations and Memorial Gardens

On December 21, 2021, the Company, through its wholly-owned subsidiary, Memorial Estates Inc., completed a business combination transaction with Rivera Funerals, Cremations and Memorial Gardens. The mortuaries and cemetery are located in New Mexico.

Under the terms of the transaction, as set forth in the Asset Purchase Agreement, dated December 21, 2021, Memorial Estates Inc. paid a net purchase price of $10,693,395 for the business and assets of Rivera Funerals, Cremations and Memorial Gardens, subject to holdback amounts held by Memorial Estates, Inc. in the total amount of $1,120,000. Pursuant to the Asset Purchase Agreement, Memorial Estates, Inc. used $70,000 of the holdback amount to pay trade accounts payable of Rivera Funerals, Cremations and Memorial Gardens to third parties that remained unpaid at the time of purchase. The remaining $1,050,000 holdback amount is to be released and paid by Memorial Estates Inc. in annual payments of up to $105,000 each, beginning in January 2023.

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

Years Ended December 31, 2022 and 2021

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

(1)	At estimated fair value which is a Level 3 asset in the fair value hierarchy

Holbrook Mortuary’s revenues and net loss since the date of acquisition for the year ended December 31, 2021 were nil and $(98,531), respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

21) Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table presents the MSR activity.

	December 31
	2022	2021
Amortized cost:
Balance before valuation allowance at beginning of year	$53,060,455	$35,210,516
MSR additions resulting from loan sales	10,243,922	32,701,819
Amortization (1)	(9,078,706)	(14,851,880)
Sale of MSRs	(51,185,906)	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$3,039,765	$53,060,455

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$3,039,765	$53,060,455

Estimated fair value of MSRs at year end	$3,927,877	$68,811,809

(1)	Included in other expenses on the consolidated statements of earnings

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2022 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2023	$316,449
2024	286,934
2025	260,259
2026	234,139
2027	211,523
Thereafter	1,730,461
Total	$3,039,765

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

21) Mortgage Servicing Rights (Continued)

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings.

	Years Ended December 31
	2022	2021
Contractual servicing fees	$15,792,105	$15,471,307
Late fees	398,754	321,337
Total	$16,190,859	$15,792,644

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	December 31
	2022	2021
Servicing UPB	$360,023,384	$7,060,536,350

The following key assumptions were used in determining MSR value.

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2022	8.12	8.49	11.95
December 31, 2021	11.60	6.64	9.50

On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased $51,185,906 and generated a gain of $34,051,938 included in mortgage fee income on the consolidated statements of earnings. Substantially all of the consideration was received by the Company with the remainder subject to certain holdbacks during transfer of the MSRs. The Company completed the physical transfer of files prior to its deadline and anticipates the release of the holdbacks in the first quarter of 2023.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

22) Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table provides information regarding future policy benefits and unpaid claims and the related receivable from reinsurers.

	December 31
	2022	2021
Life	$726,462,594	$698,366,477
Annuities	106,637,094	107,992,830
Policyholder account balances	41,146,171	42,939,055
Accident and health	603,526	629,302
Other policyholder funds	4,279,218	4,352,217
Reported but unpaid claims	5,651,030	4,887,934
Incurred but not reported claims	4,547,670	4,106,878

Gross future policy benefits and unpaid claims	$889,327,303	$863,274,693

Receivable from reinsurers

Life	10,600,613	10,482,428
Annuities	4,225,873	4,082,877
Accident and health	79,467	88,474
Reported but unpaid claims	110,985	177,829
Incurred but not reported claims	17,000	19,000

Total receivable from reinsurers	15,033,938	14,850,608

Net future policy benefits and unpaid claims	$874,293,365	$848,424,085

Net unpaid claims	$10,070,715	$8,797,983

The following table provides a rollforward of the Company’s liability for reported but unpaid claims and incurred but not reported claims, net of the related receivable from reinsurers.

	Life		Annuities		Accident and Health		Total
Balance at 12/31/2020	$10,286,319		$1,111,441		$17,000		$11,414,760
Incurred	63,247,616	(1)	14,036,473	(2)	230,395	(3)	77,514,484
Settled	(65,518,834)		(14,469,536)		(142,891)		(80,131,261)
Balance at 12/31/2021	8,015,101		678,378		104,504		8,797,983
Incurred	59,377,962	(1)	13,987,576	(2)	40,744	(3)	73,406,282
Settled	(57,988,800)		(14,016,502)		(128,248)		(72,133,550)
Balance at 12/31/2022	$9,404,263		$649,452		$17,000		$10,070,715

(1)	See death benefits on the consolidated statements of earnings
(2)	Included in increase in future benefits on the consolidated statements of earnings
(3)	Included in surrender and other policy benefits on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

23) Revenues from Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

Contracts with Customers

Information about Performance Obligations and Contract Balances

The Company’s cemetery and mortuary segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled. The total contract liability for future obligations is included in deferred pre-need cemetery and mortuary contract revenues on the consolidated balance sheets and, as of December 31, 2022 and 2021, the balances were $16,226,836 and $14,508,022, respectively.

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred and the funds are placed in trust until the need arises, the merchandise is received or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. As of December 31, 2022 and 2021, the balances were $15,289,901 and $13,722,348, respectively.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from a manufacturer such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received. As of December 31, 2022 and 2021, the balances were $936,935 and $785,674, respectively. Deferred revenue for at-need specialty revenue is not placed in trust.

Deferred Pre-need Land Revenue: Deferred pre-need revenue and corresponding commissions are deferred until 10% of the funds are received from the customer through regular monthly payments. As of December 31, 2022 and 2021, the balances were nil and nil, respectively. Deferred pre-need land revenue is not placed in trust.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

23) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2022)	$5,298,636	$-	$14,508,022
Closing (12/31/2022)	5,392,779	-	16,226,836
Increase/(decrease)	94,143	-	1,718,814

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2021)	$4,119,988	$-	$13,080,179
Closing (12/31/2021)	5,298,636	-	14,508,022
Increase/(decrease)	1,178,648	-	1,427,843

(1)	Included in Receivables, net on the consolidated balance sheets

The following table disaggregates the opening and closing balances of the Company’s contract balances.

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$13,722,348
At-need specialty merchandise	-	785,674
Pre-need land sales	-	-
Opening (1/1/2022)	$-	$14,508,022

Pre-need merchandise and services	$-	$15,289,901
At-need specialty merchandise	-	936,935
Pre-need land sales	-	-
Closing (12/31/2022)	$-	$16,226,836

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$12,545,753
At-need specialty merchandise	-	534,426
Pre-need land sales	-	-
Opening (1/1/2021)	$-	$13,080,179

Pre-need merchandise and services	$-	$13,722,348
At-need specialty merchandise	-	785,674
Pre-need land sales	-	-
Closing (12/31/2021)	$-	$14,508,022

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

23) Revenues from Contracts with Customers (Continued)

The amount of revenue recognized for the years ended December 31, 2022 and 2021 that was included in the opening contract liability balance was $4,588,290 and $4,528,646, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Years Ended December 31
	2022	2021
Major goods/service lines
At-need	$21,283,237	$16,220,541
Pre-need	5,710,618	7,776,772
	$26,993,855	$23,997,313

Timing of Revenue Recognition
Goods transferred at a point in time	$16,412,963	$16,793,439
Services transferred at a point in time	10,580,892	7,203,874
	$26,993,855	$23,997,313

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

Years Ended December 31, 2022 and 2021

23) Revenues from Contracts with Customers (Continued)

Deferred Pre-need Land Revenue: Revenue is recognized on pre-need land sales when the customer has paid at least 10% toward the land price. In cases where customers pay less than 10% the revenue and associated commissions are deferred until such time when 10% of the contract price is received.

The following table disaggregates contract costs that are included in deferred policy and pre-need contract acquisition costs on the consolidated balances sheets.

	Years Ended December 31
	2022	2021
Pre-need merchandise and services	$3,780,173	$3,688,579
At-need specialty merchandise	35,371	29,688
Pre-need land sales	-	-
	$3,815,544	$3,718,267

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

Related Party Lease Transactions

The Company does not have any related party lease transactions that require disclosure as of December 31, 2022.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

24) Leases (Continued)

Short-term Leases

The Company made an accounting policy election not to apply the recognition requirements of ASC 842 to short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying assets that the lessee is reasonably certain to exercise.

Significant Judgments and Assumptions

The Company does not use any significant judgments or assumptions regarding the determination of whether a contract contains a lease; the allocation of the consideration in a contract between lease and nonlease components; or the determination of the discount rates for the leases. The following table presents the Company’s total lease cost recognized in earnings, amounts capitalized as right-of-use assets and cash flows from lease transactions.

	Years Ended December 31
	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$30,163	$41,925
Interest on lease liabilities (2)	2,773	4,713
Operating lease cost (3)	4,498,894	4,896,315
Short-term lease cost (3)(4)	1,135,003	167,551
Sublease income (3)	(209,455)	(275,038)
Total lease cost	$5,457,378	$4,835,466

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,250,630	$4,697,819
Operating cash flows from finance leases	2,773	4,713
Financing cash flows from finance leases	31,685	42,184

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,054,534	$5,216,048
Finance leases	-	-

Weighted-average remaining lease term (in years)
Finance leases	1.25	2.07
Operating leases	3.46	6.04

Weighted-average discount rate
Finance leases	5.78%	5.74%
Operating leases	4.50%	4.14%

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
(4)	Includes leases with a term of 12 months or less

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

24) Leases (Continued)

The following table presents the maturity analysis of the Company’s lease liabilities.

	Finance Leases	Operating Leases
Lease payments due in:
2023	$27,220	$3,929,227
2024	4,354	3,328,744
2025	692	2,166,880
2026	-	1,454,848
2027	-	340,112
Thereafter	-	324,548
Total undiscounted lease payments	32,266	11,544,359
Less: Discount on cash flows	(1,184)	(947,888)
Present value of lease liabilities	$31,082	$10,596,471

The following table presents the Company’s right-of-use assets and lease liabilities.

		Year Ended December 31
	Balance Sheet Location	2022	2021
Operating Leases
Right-of-use assets	Other assets	$9,987,699	$12,483,638

Lease liabilities	Other liabilities and accrued expenses	$10,596,471	$12,939,691

Finance Leases
Right-of-use assets		$228,221	$235,867
Accumulated amortization		(200,178)	(177,660)
Right-of-use assets, net	Property and equipment, net	$28,043	$58,207

Lease liabilities	Bank and other loans payable	$31,082	$62,767

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2022. Based on that assessment management believes that at December 31, 2022, the Company’s internal control over financial reporting was effective.

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

There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to the Company’s definitive proxy statement relating to its 2023 Annual Meeting of Shareholders. The Company currently anticipates that its definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2022, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

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

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2023	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President, and Chief Executive
Scott M. Quist	Officer (Principal Executive Officer)	March 31, 2023

/s/ Garrett S. Sill	Chief Financial Officer and Treasurer
Garrett S. Sill	(Principal Financial and Accounting Officer)	March 31, 2023

/s/ Jason G. Overbaugh	Vice President and Director	March 31, 2023
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 31, 2023
S. Andrew Quist

/s/ Adam G. Quist	Vice President and Director	March 31, 2023
Adam G. Quist

/s/ John L. Cook	Director	March 31, 2023
John L. Cook

/s/ Gilbert A. Fuller	Director	March 31, 2023
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 31, 2023
Robert G. Hunter

/s/ Ludmya B. Love	Director	March 31, 2023
Ludmya B. Love

/s/ Shital A. Mehta	Director	March 31, 2023
Shital A. Mehta

/s/ H. Craig Moody	Director	March 31, 2023
H. Craig Moody

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2022
Life Insurance in force ($000)	$2,741,183	$346,749	$124,774	$2,519,208	5.0%

Premiums:
Life Insurance	$105,697,658	$2,004,925	$766,529	$104,459,262	0.7%
Accident and Health Insurance	542,370	-	8	542,378	0.0%
Total premiums	$106,240,028	$2,004,925	$766,537	$105,001,640	0.7%

2021
Life Insurance in force ($000)	$2,734,592	$364,471	$129,166	$2,499,287	5.2%

Premiums:
Life Insurance	$101,448,883	$2,074,552	$527,702	$99,902,033	0.5%
Accident and Health Insurance	352,528	-	12	352,540	0.0%
Total premiums	$101,801,411	$2,074,552	$527,714	$100,254,573	0.5%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals		Balance
	Beginning	Costs and	and	Other Items and	at End of
	of Year	Expenses	Write-offs	Reclassifications	Year
For the Year Ended December 31, 2022
Accumulated depreciation on real estate held for investment	$17,692,038	$6,101,166	$-	$-	$23,793,204

Allowance for losses on mortgage loans held for investment	1,699,902	270,409	-	-	1,970,311

Accumulated depreciation on property and equipment	19,814,110	2,496,906	(8,776,960)	-	13,534,056

Allowance for doubtful accounts on receivables	1,800,725	171,998	(370,820)	627,888	2,229,791

Allowance for doubtful accounts on other investments	1,686,218	889,480	(965,747)	-	1,609,951

For the Year Ended December 31, 2021
Accumulated depreciation on real estate held for investment	$13,800,973	$3,605,059	$(246,068)	$532,074	$17,692,038

Allowance for losses on mortgage loans held for investment	2,005,127	(305,225)	-	-	1,699,902

Accumulated depreciation on property and equipment	19,179,139	1,935,613	(742,252)	(558,390)	19,814,110

Allowance for doubtful accounts on receivables	1,685,382	327,905	(212,562)	-	1,800,725

Allowance for doubtful accounts on other investments	1,645,475	943,055	(902,312)	-	1,686,218

