Form 10-Q
period 2023-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2023-05-15
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

As of May 5, 2023, the registrant had 18,870,913 shares of Class A Common Stock, $2.00 par value, outstanding and 2,888,923 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2023

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1.	Financial Statements.

	March 31 2023 (Unaudited)	December 31 2022
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $369,382,018 and $362,750,511 for 2023 and 2022; allowance for credit losses of $179,500 and nil for 2023 and 2022)	$357,570,527	$345,858,492
Equity securities at estimated fair value (cost of $10,356,783 and $9,942,265 for 2023 and 2022)	12,354,007	11,682,526
Mortgage loans held for investment (net of allowance for credit losses of $2,735,419 and $1,970,311 for 2023 and 2022)	286,546,639	308,123,927
Real estate held for investment (net of accumulated depreciation of $25,361,779 and $23,793,204 for 2023 and 2022)	187,077,012	191,328,616
Real estate held for sale	7,390,262	11,161,582
Other investments and policy loans (net of allowance for credit losses of $1,685,901 and $1,609,951 for 2023 and 2022)	70,218,779	70,508,156
Accrued investment income	9,427,239	10,299,826
Total investments	930,584,465	948,963,125
Cash and cash equivalents	99,554,776	120,919,805
Loans held for sale at estimated fair value	173,015,404	141,179,620
Receivables (net of allowance for credit losses of $1,867,124 and $2,229,791 for 2023 and 2022)	16,377,391	28,573,092
Restricted assets (including $6,877,734 and $6,565,552 for 2023 and 2022 at estimated fair value; allowance for credit losses of $5,874 and nil for 2023 and 2022)	19,036,870	18,935,055
Cemetery perpetual care trust investments (including $3,948,380 and $3,859,893 for 2023 and 2022 at estimated fair value; allowance for credit losses of $2,196 and nil for 2023 and 2022)	7,460,412	7,276,210
Receivable from reinsurers	14,900,756	15,033,938
Cemetery land and improvements	9,112,647	9,101,474
Deferred policy and pre-need contract acquisition costs	109,573,473	108,655,128
Mortgage servicing rights, net	3,166,133	3,039,765
Property and equipment, net	20,230,901	20,579,649
Value of business acquired	9,556,967	9,803,736
Goodwill	5,253,783	5,253,783
Other	25,258,452	23,798,512

Total Assets	$1,443,082,430	$1,461,112,892

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31 2023 (Unaudited)	December 31 2022
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$895,198,901	$889,327,303
Unearned premium reserve	2,709,534	2,773,616
Bank and other loans payable	138,391,846	161,712,804
Deferred pre-need cemetery and mortuary contract revenues	16,583,024	16,226,836
Cemetery perpetual care obligation	5,143,233	5,099,542
Accounts payable	3,304,415	5,361,449
Other liabilities and accrued expenses	52,558,185	57,113,888
Income taxes	32,159,650	30,710,527
Total liabilities	1,146,048,788	1,168,325,965

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; issued 18,807,013 shares in 2023 and 18,758,031 shares in 2022	37,614,026	37,516,062
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; issued 2,889,923 shares in 2023 and 2,889,859 shares in 2022	5,777,846	5,779,718
Additional paid-in capital	64,805,874	64,767,769
Accumulated other comprehensive loss, net of taxes	(8,942,719)	(13,070,277)
Retained earnings	202,728,972	202,160,306
Treasury stock at cost - 612,142 Class A shares and 34,016 Class C shares in 2023; and 525,870 Class A shares and 34,016 Class C shares in 2022	(4,950,357)	(4,366,651)

Total stockholders’ equity	297,033,642	292,786,927

Total Liabilities and Stockholders’ Equity	$1,443,082,430	$1,461,112,892

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31
	2023	2022
Revenues:
Mortgage fee income	$25,989,006	$48,344,445
Insurance premiums and other considerations	27,967,292	26,341,952
Net investment income	17,774,883	15,194,306
Net mortuary and cemetery sales	6,471,429	7,205,721
Gains on investments and other assets	111,154	171,975
Other	1,186,970	5,167,508
Total revenues	79,500,734	102,425,907

Benefits and expenses:
Death benefits	16,678,366	16,884,706
Surrenders and other policy benefits	1,132,693	1,323,168
Increase in future policy benefits	8,054,939	6,771,101
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,883,581	4,396,413
Selling, general and administrative expenses:
Commissions	9,673,310	19,902,202
Personnel	21,962,512	26,874,764
Advertising	903,411	1,711,795
Rent and rent related	1,776,780	1,659,270
Depreciation on property and equipment	588,416	615,544
Costs related to funding mortgage loans	1,842,342	2,839,463
Other	7,780,535	12,091,636
Interest expense	1,453,333	1,727,315
Cost of goods and services sold-mortuaries and cemeteries	1,185,628	1,185,014
Total benefits and expenses	77,915,846	97,982,391

Earnings before income taxes	1,584,888	4,443,516
Income tax expense	(344,716)	(1,214,798)

Net earnings	$1,240,172	$3,228,718

Net earnings per Class A Equivalent common share (1)	$0.06	$0.15

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.06	$0.15
Weighted-average Class A equivalent common shares outstanding (1)	21,080,549	21,381,988

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	21,612,035	22,266,473

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31
	2023	2022
Net earnings	$1,240,172	$3,228,718
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$5,218,029	(15,326,903)
Unrealized gains (losses) on restricted assets (1)	4,133	(71,946)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	2,926	(37,357)
Other comprehensive income (loss), before income tax	5,225,088	(15,436,206)
Income tax (expense) benefit	(1,097,530)	3,245,876
Other comprehensive income (loss), net of income tax	4,127,558	(12,190,330)
Comprehensive income (loss)	$5,367,730	$(8,961,612)

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
January 1, 2023	$37,516,062	$5,779,718	$64,767,769	$(13,070,277)	$202,160,306	$(4,366,651)	$292,786,927

Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	-	-	-	-	(671,506)	-	(671,506)
Net earnings	-	-	-	-	1,240,172	-	1,240,172
Other comprehensive gain	-	-	-	4,127,558	-	-	4,127,558
Stock-based compensation expense	-	-	143,671	-	-	-	143,671
Exercise of stock options	96,092	-	(62,073)	-	-	-	34,019
Sale of treasury stock	-	-	(43,493)	-	-	620,651	577,158
Purchase of treasury stock	-	-	-	-	-	(1,204,357)	(1,204,357)
Conversion Class C to Class A	1,872	(1,872)	-	-	-	-	-
March 31, 2023	$37,614,026	$5,777,846	$64,805,874	$(8,942,719)	$202,728,972	$(4,950,357)	$297,033,642

	Three Months Ended March 31, 2022
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
January 1, 2022	$35,285,444	$5,733,130	$57,985,947	$18,070,448	$184,537,489	$(1,845,624)	$299,766,834

Net earnings	-	-	-	-	3,228,718	-	3,228,718
Other comprehensive loss	-	-	-	(12,190,330)	-	-	(12,190,330)
Stock-based compensation expense	-	-	271,747	-	-	-	271,747
Exercise of stock options	100,446	-	(8,487)	-	-	-	91,959
Sale of treasury stock	-	-	24,055	-	-	1,880,125	1,904,180
Purchase of treasury stock	-	-	106,176	-	-	(878,417)	(772,241)
Conversion Class C to Class A	414	(414)	-	-	-	-	-
March 31, 2022	$35,386,304	$5,732,716	$58,379,438	$5,880,118	$187,766,207	$(843,916)	$292,300,867

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2023	2022
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(16,073,799)	$72,508,768

Cash flows from investing activities:
Purchases of fixed maturity securities	(11,911,847)	(32,508,649)
Sales, calls and maturities of fixed maturity securities	5,375,819	4,052,570
Purchases of equity securities	(4,596,981)	(1,657,160)
Sales of equity securities	4,150,683	1,400,848
Net changes in restricted assets	-	492,489
Purchases of restricted assets	(311,776)	-
Sales, calls and maturities of restricted assets	24,746	-
Net changes in cemetery perpetual care trust investments	-	731,331
Purchases of cemetery perpetual care trust investments	(113,238)	-
Sales, calls and maturities of perpetual care trust investments	27,199	-
Mortgage loans held for investment, other investments and policy loans made	(165,651,041)	(195,470,561)
Payments received for mortgage loans held for investment, other investments and policy loans	184,156,157	187,519,868
Purchases of property and equipment	(250,642)	(356,802)
Sales of property and equipment	10,974	64,579
Purchases of real estate	(2,705,716)	(6,367,199)
Sales of real estate	9,160,065	4,860,188
Net cash provided by (used in) investing activities	17,364,402	(37,238,498)

Cash flows from financing activities:
Investment contract receipts	3,100,207	2,875,328
Investment contract withdrawals	(3,831,218)	(4,285,446)
Proceeds from stock options exercised	34,019	91,959
Purchases of treasury stock	(1,204,357)	(772,241)
Repayment of bank loans	(15,684,446)	(426,027)
Proceeds from bank loans	46,000,000	7,186,083
Net change in warehouse line borrowings for loans held for sale	(53,656,378)	(24,430,063)
Net cash used in financing activities	(25,242,173)	(19,760,407)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(23,951,570)	15,509,863

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	133,483,817	141,414,282

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$109,532,247	$156,924,145

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,635,867	$1,815,921
Income taxes (net of refunds)	(6,878)	512

Non Cash Operating, Investing and Financing Activities:
Transfer from mortgage loans held for investment to restricted assets	$1,625,961	$-
Transfer from mortgage loans held for investment to cemetery perpetual care trust investments	1,611,550	-
Benefit plans funded with treasury stock	577,158	1,904,180
Right-of-use assets obtained in exchange for operating lease liabilities	139,095	597,635
Accrued real estate construction costs and retainage	-	2,775,240

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

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three Months Ended March 31
	2023	2022
Cash and cash equivalents	$99,554,776	$145,630,099
Restricted assets	9,228,113	9,460,057
Cemetery perpetual care trust investments	749,358	1,833,989

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$109,532,247	$156,924,145

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment or sale; those used in determining the liability for future policy benefits and unearned revenue; those used in determining the estimated future costs for pre-need sales; those used in determining the value of mortgage servicing rights; those used in determining allowances for credit losses; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

Banking Environment. Item 7.01 Regulation FD Disclosure.

On March 10, 2023 and March 12, 2023, Silicon Valley Bank and Signature Bank were placed in receivership with the Federal Deposit Insurance Corporation (“FDIC”). Normal banking activities resumed shortly thereafter. On May 1, 2023, First Republic bank was placed in receivership with the FDIC and was immediately purchased by a national bank.

The Company does not maintain any deposit or other accounts or credit facilities with Silicon Valley Bank, Signature Bank or First Republic Bank. The Company may periodically transfer funds to these banks to pay for services rendered by third party vendors that continue to maintain banking relationships with these banks. The Company continues to monitor the banking industry and its relationships with regional and community banks.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

2) Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” — Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans held for investment and held to maturity debt securities) and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. The Company adopted this standard on January 1, 2023, and after a review of the affected assets, decreased the opening balance of retained earnings in stockholders’ equity by $671,506 on January 1, 2023. The allowances for credit losses increased (decreased) by the following amounts.

Amount
Mortgage loans held for investment:
Residential	$(192,607)
Residential construction	301,830
Commercial	555,807
Total	665,030

Restriced assets - mortgage loans held for investment:
Residential construction	3,463

Cemetery perpetual care trust investments - mortgage loans held for investment:
Residential construction	3,013

Grand Total	671,506

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments

The Company’s investments as of March 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$95,362,166	$305,924	$(2,047,395)	$-	$93,620,695

Obligations of states and political subdivisions	6,766,771	14,954	(337,946)	-	6,443,779

Corporate securities including public utilities	233,143,391	3,467,771	(9,039,301)	(179,500)	227,392,361

Mortgage-backed securities	33,859,690	203,490	(4,209,488)	-	29,853,692

Redeemable preferred stock	250,000	10,000	-	-	260,000

Total fixed maturity securities available for sale	$369,382,018	$4,002,139	$(15,634,130)	$(179,500)	$357,570,527

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,356,783	$2,741,720	$(744,496)		$12,354,007

Total equity securities at estimated fair value	$10,356,783	$2,741,720	$(744,496)		$12,354,007

Mortgage loans held for investment at amortized cost:
Residential	$94,471,213
Residential construction	146,093,947
Commercial	50,807,452
Less: Unamortized deferred loan fees, net	(1,752,369)
Less: Allowance for credit losses	(2,735,419)
Less: Net discounts	(338,185)

Total mortgage loans held for investment	$286,546,639

Real estate held for investment - net of accumulated depreciation:
Residential	$35,358,867
Commercial	151,718,145

Total real estate held for investment	$187,077,012

Real estate held for sale:
Residential	$7,238,709
Commercial	151,553

Total real estate held for sale	$7,390,262

Other investments and policy loans at amortized cost:
Policy loans	$13,012,347
Insurance assignments	45,573,831
Federal Home Loan Bank stock (2)	3,896,800
Other investments	9,421,702
Less: Allowance for credit losses for insurance assignments	(1,685,901)

Total other investments and policy loans	$70,218,779

Accrued investment income	$9,427,239

Total investments	$930,584,465

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $978,100 of Membership stock and $2,918,700 of Activity stock due to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

The Company’s investments as of December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$93,182,210	$180,643	$(2,685,277)	$90,677,576

Obligations of states and political subdivisions	6,675,071	13,869	(458,137)	6,230,803

Corporate securities including public utilities	229,141,544	1,909,630	(11,930,773)	219,120,401

Mortgage-backed securities	33,501,686	168,700	(4,100,674)	29,569,712

Redeemable preferred stock	250,000	10,000	-	260,000

Total fixed maturity securities available for sale	$362,750,511	$2,282,842	$(19,174,861)	$345,858,492

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,942,265	$2,688,375	$(948,114)	$11,682,526

Total equity securities at estimated fair value	$9,942,265	$2,688,375	$(948,114)	$11,682,526

Mortgage loans held for investment at amortized cost:
Residential	$93,355,623
Residential construction	172,516,125
Commercial	46,311,955
Less: Unamortized deferred loan fees, net	(1,746,605)
Less: Allowance for credit losses	(1,970,311)
Less: Net discounts	(342,860)

Total mortgage loans held for investment	$308,123,927

Real estate held for investment - net of accumulated depreciation:
Residential	$38,437,960
Commercial	152,890,656

Total real estate held for investment	$191,328,616

Real estate held for sale:
Residential	$11,010,029
Commercial	151,553

Total real estate held for sale	$11,161,582

Other investments and policy loans at amortized cost:
Policy loans	$13,095,473
Insurance assignments	46,942,536
Federal Home Loan Bank stock (1)	2,600,300
Other investments	9,479,798
Less: Allowance for credit losses for insurance assignments	(1,609,951)

Total other investments and policy loans	$70,508,156

Accrued investment income	$10,299,826

Total investments	$948,963,125

(1)	Includes $938,500 of Membership stock and $1,661,800 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The following table summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value at March 31, 2023 and at December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations and inflation. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
At March 31, 2023
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$644,240	$53,196,137	$1,403,155	$29,019,470	$2,047,395	$82,215,607
Obligations of States and Political Subdivisions	204,976	4,644,270	132,970	1,213,482	337,946	5,857,752
Corporate Securities	5,315,889	123,534,510	3,723,412	26,399,408	9,039,301	149,933,918
Mortgage and other asset-backed securities	586,825	6,984,005	3,622,663	19,465,113	4,209,488	26,449,118
Totals	$6,751,930	$188,358,922	$8,882,200	$76,097,473	$15,634,130	$264,456,395

At December 31, 2022
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$2,685,277	$79,400,753	$-	$-	$2,685,277	$79,400,753
Obligations of States and Political Subdivisions	378,067	5,467,910	80,070	429,020	458,137	5,896,930
Corporate Securities	10,935,114	162,995,969	995,659	5,781,822	11,930,773	168,777,791
Mortgage and other asset-backed securities	2,884,731	19,909,907	1,215,943	6,978,745	4,100,674	26,888,652
Totals	$16,883,189	$267,774,539	$2,291,672	$13,189,587	$19,174,861	$280,964,126

There were 656 securities with fair value of 94.4% of aggregate amortized cost at March 31, 2023. There were 713 securities with fair value of 93.6% of aggregate amortized cost at December 31, 2022. Credit losses of $179,500 and nil have been recognized for the three month periods ended March 31, 2023 and 2022 and are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of the recent rise in interest rates and inflation.

Evaluation of Allowance for Credit Losses

See Note 2 regarding the adoption of ASU 2016-13.

On a quarterly basis, the Company evaluates its fixed maturity securities classified as available for sale to identify any potential credit losses. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for credit loss, unless current market or recent company news could lead to a credit downgrade. Securities with ratings of 3 to 5 are evaluated for credit loss. Securities with a rating of 6 are automatically determined to be impaired and a credit loss is recognized in earnings. The evaluation involves assessing all facts and circumstances surrounding each security including, but not limited to, historical values, interest payment history, projected earnings and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

Where the decline in fair value of fixed maturity securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and the Company anticipates recovery of all contractual or expected cash flows, the Company does not consider these securities to have credit loss because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before a recovery of amortized cost, which may be maturity.

If the Company intends to sell a fixed maturity security or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, a credit loss has occurred and the difference between the amortized cost and the fair value that relates to the expected credit loss is recognized as a loss in earnings, included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings.

If the Company does not intend to sell and it is not more likely than not the Company will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, a credit loss would be recognized in earnings for the amount of the expected credit loss with a corresponding allowance for credit losses as a contra-asset account. The credit loss is included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. The recognized credit loss is limited to the total unrealized loss on the security due to a change in credit.

Amounts on available for sale fixed maturities that are deemed to be uncollectible are written off and removed from the allowance for credit loss. A write-off may also occur if the Company intends to sell a security or when it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost.

The Company does not measure a credit loss allowance on accrued interest receivable, included in accrued investment income on the condensed consolidated balance sheets, as the Company writes off any accrued interest receivable balance to net investment income in a timely manner (after 90 days) when the Company has concerns regarding collectability.

The following table presents a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale:

Three Months Ended March 31, 2023
	U.S. Treasury Securities And Obligations of U.S. Government Agencies	Obligations of states and political subdivisions	Corporate securities	Mortgage-backed securities	Total

Beginning balance	$-	$-	$-	$-	$-

Additions for credit losses not previously recorded	-	-	179,500	-	179,500
Change in allowance on securities with previous allowance	-	-	-	-	-
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance	$-	$-	$179,500	$-	$179,500

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

The following table presents a roll forward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale which was required to be presented prior to the adoption of ASU 2016-13.

2022
Balance of credit-related OTTI at January 1	$264,977

Additions for credit impairments recognized on:
Securities not previously impaired	-
Securities previously impaired	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	(39,502)
Securities due to an increase in expected cash flows	-

Balance of credit-related OTTI at March 31	$225,475

The following table presents the amortized cost and the estimated fair value of fixed maturity securities available for sale at March 31, 2023, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$18,103,991	$18,032,556
Due in 2-5 years	149,458,111	145,781,675
Due in 5-10 years	81,699,121	80,082,902
Due in more than 10 years	86,011,105	83,559,702
Mortgage-backed securities	33,859,690	29,853,692
Redeemable preferred stock	250,000	260,000
Total	$369,382,018	$357,570,527

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company had pledged a total of $93,436,027, at estimated fair value, of fixed maturity securities with the FHLB at March 31, 2023. These pledged securities are used as collateral for any FHLB cash advances. As of March 31, 2023, the Company owed $31,000,000 to the FHLB and its estimated maximum borrowing capacity was $55,351,809.

Credit Quality Indicators

The NAIC assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 are considered “investment grade” while the NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, the Company had 98.1% and 97.7% of its fixed maturity securities rated investment grade as of March 31, 2023 and December 31, 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

The following table summarizes the credit quality, as determined by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

	March 31, 2023		December 31, 2022
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$202,589,256	$197,298,515	$197,753,818	$189,691,540
2	159,006,458	153,332,558	156,261,804	148,073,873
3	6,036,229	5,540,009	7,080,305	6,635,786
4	1,472,550	1,098,745	1,377,541	1,157,454
5	26,236	40,316	25,736	39,155
6	1,289	384	1,307	684
Total	$369,132,018	$357,310,527	$362,500,511	$345,598,492

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended March 31
	2023	2022
Proceeds from sales	$1,209,844	$455,651
Gross realized gains	15,490	2,354
Gross realized losses	(54,104)	(20)

Securities and cash on deposit with regulatory authorities as required by law amounted to $10,952,850 at March 31, 2023 and $11,032,165 at December 31, 2022. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at March 31, 2023, other than investments issued or guaranteed by the United States Government.

Real Estate Held for Investment and Held for Sale

The Company strategically deploys resources into real estate to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development, and mortgage foreclosures.

Commercial Real Estate Held for Investment and Held for Sale

The Company owns and manages commercial real estate assets as a means of generating investment income. These assets are acquired in accordance with the Company’s goals and objectives for risk-adjusted returns. Due diligence is conducted on each asset using internal and third-party resources. The geographic locations and asset classes of investments are determined by senior management under the direction of the Board of Directors.

The Company employs full-time employees to attend to the day-to-day operations of those assets within the greater Salt Lake area and close surrounding markets. The Company utilizes third party property managers where the geographic location does not warrant full-time staff or through strategic lease-up periods. The Company generally looks to acquire assets that are located in regions expected to have high growth in employment and population and that provide operational efficiencies.

The Company currently owns and operates nine commercial properties in three states. These properties include office buildings, flex office space, and includes the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company uses bank debt in strategic cases, primarily where it is anticipated to improve yields, or facilitate the acquisition of higher quality assets or asset class diversification.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

The aggregated net book value of commercial real estate serving as collateral for bank loans was $128,272,775 and $129,330,119 as of March 31, 2023, and December 31, 2022, respectively. The associated bank loan carrying values totaled $96,652,659 and $97,112,131 as of March 31, 2023, and December 31, 2022, respectively.

During the three month periods ended March 31, 2023, and 2022, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended March 31, 2023, and 2022, the Company recorded depreciation expense on commercial real estate held for investment of $1,565,927 and $1,323,930, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Utah (1)	$146,397,779	$147,627,946	625,920	625,920
Louisiana	2,369,405	2,380,847	31,778	31,778
Mississippi	2,950,961	2,881,863	19,694	19,694

	$151,718,145	$152,890,656	677,392	677,392

(1)	Includes Center53 phase 1 and phase 2

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31 2023	December 31 2022
Mississippi (1)	$151,553	$151,553

	$151,553	$151,553

(1)	Consists of approximately 93 acres of undeveloped land

This property is being marketed with the assistance of commercial real estate brokers in Mississippi.

Residential Real Estate Held for Investment and Held for Sale

The Company occasionally acquires a small portfolio of residential homes primarily as a result of loan foreclosures. The Company has the option to sell these properties or to continue to hold them for expected cash flow and price appreciation. The Company also invests in residential subdivision land developments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

The Company established Security National Real Estate Services (“SNRE”) to manage its residential property portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the Company’s entire residential property portfolio.

During the three month periods ended March 31, 2023, and 2022 the Company did not record any impairment losses on residential real estate held for sale or held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended March 31, 2023, and 2022, the Company recorded depreciation expense on residential real estate held for investment of $2,648 and $2,648, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31 2023	December 31 2022
Utah (1)	$35,358,867	$38,437,960
	$35,358,867	$38,437,960

(1)	Includes subdivision land developments

The following table presents additional information regarding the Company’s subdivision land developments in Utah.

	March 31 2023	December 31 2022
Lots developed	67	80
Lots to be developed	1,123	1,131
Book Value	$34,825,972	$38,241,705

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31 2023	December 31 2022
Utah	$7,238,709	$11,010,029
	$7,238,709	$11,010,029

The net book value of foreclosed residential real estate included in residential real estate held for sale was $5,570,788 and $11,010,029 as of March 31, 2023, and December 31, 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of March 31, 2023, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 Ascension Way, Floors 4, 5 and 6, Salt Lake City, UT - Center53 Building 2 (1)	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	221,000	50%
1044 River Oaks Dr., Flowood, MS (1)	Life Insurance Operations	19,694	28%
1818 Marshall Street, Shreveport, LA (2)	Life Insurance Operations	12,274	100%
909 Foisy Street, Alexandria, LA (2)	Life Insurance Sales	8,059	100%
812 Sheppard Street, Minden, LA (2)	Life Insurance Sales	1,560	100%
1550 N 3rd Street, Jena, LA (2)	Life Insurance Sales	1,737	100%

(1)	Included in real estate held for investment on the condensed consolidated balance sheets
(2)	Included in property and equipment on the condensed consolidated balance sheets

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and the loans are secured by real estate.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business or are employed. As of March 31, 2023, the Company had 60%, 10%, 6%, 5%, 5%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, Arizona, Hawaii, and Nevada, respectively. As of December 31, 2022, the Company had 64%, 10%, 5%, 5%, 3% and 3% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, Nevada, and Arizona, respectively.

Mortgage loans held for investment are carried at their unpaid principal balances adjusted for net deferred fees, charge-offs, premiums, discounts, and the related allowance for credit losses. Interest income is included in net investment income on the condensed consolidated statements of earnings and is recognized when earned. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans. Origination fees are included in net investment income on the condensed consolidated statements of earnings.

Mortgage loans are secured by the underlying property and require an appraisal at the time of underwriting and funding. Generally, the Company requires that loans not exceed 80% of the fair market value of the respective loan collateral. For loans in excess of 80% of the fair market value of the respective loan collateral, additional collateral or mortgage insurance by an approved third-party insurer is required.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

Evaluation of Allowance for Credit Losses

See Note 2 regarding the adoption of ASU 2016-13.

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the Company’s mortgage loans held for investment to present the net amount expected to be collected. The Company reports in net earnings, as a credit loss expense, the amount necessary to adjust the allowance for credit losses for the Company’s current estimate of expected credit losses on mortgage loans held for investment. This credit loss expense is included in other expenses on the condensed consolidated statements of earnings.

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any interest income that had been accrued. Given this policy of timely writing off uncollectible accrued interest, the Company does not measure a credit loss allowance on accrued interest receivable as it writes off any uncollectible accrued interest receivable balances to net investment income in a timely manner. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized on a cash basis. Interest income recognized from any payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $110,000 and $226,000 as of March 31, 2023, and December 31, 2022, respectively.

The Company measures expected credit losses based on the fair value of the collateral when the Company determines that foreclosure is probable. When a mortgage loan becomes delinquent, the Company proceeds to foreclose and all expenses for foreclosure are expensed as incurred. Once foreclosed, the property is classified as real estate held for investment or held for sale.

For purposes of determining the allowance for credit losses, the Company has segmented its mortgage loans held for investment by loan type. The Company’s loan types are commercial, residential, and residential construction. The inherent risks within the portfolio vary depending upon the loan type as follows:

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

Commercial loans are evaluated for credit loss by analyzing loan attributes that are predictors for future credit losses. The Company uses a combination of the debt service coverage ratio (“DSCR”) and loan to value (“LTV”) to group similar commercial loans. The Company applies a future loss factor to the outstanding balance of each group to arrive at the allowance for credit loss.

Residential — These loans are secured by first and second mortgages on single family dwellings. The borrower’s ability to repay is sensitive to the life events and the general economic condition of the region. Where loan to value exceeds 80%, the loan is generally guaranteed by private mortgage insurance, the FHA, or VA.

The Company uses a third-party to provide a monthly analysis of its residential portfolio for credit losses. The third-party uses the Company’s current loan data and runs it through various models to project cash flows and provide a projected life of loan loss. The models consider loan features such as loan type, loan to value, payment status, age, and current property values. The Company also considers historical delinquency rates and current unemployment trends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

Residential construction (including land acquisition and development) – These loans are underwritten in accordance with the Company’s underwriting policies, which include a financial analysis of the builders, borrowers (guarantors), construction cost estimates, and independent appraisal valuations, and factor in estimates of the value of construction projects upon completion. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project and the ability of the borrower to secure long-term financing.

Additionally, land acquisition and development loans are underwritten in accordance with the Company’s underwriting policies, which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development into finished lots. These loans are considered to be of a higher risk than other mortgage loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term or construction financing, and interest rate sensitivity.

To determine the allowance for credit losses on residential construction mortgage loans, the Company considers historical activity and housing market trends. Given the continued volatility in the housing market, the Company has adjusted its credit loss analysis.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated.

	Commercial	Residential	Residential Construction	Total
March 31, 2023
Allowance for credit losses:
Beginning balance - January 1, 2023	$187,129	$1,739,980	$43,202	$1,970,311
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	555,807	(192,607)	301,830	665,030	(1)
Change in provision for credit losses	15,195	137,727	(52,844)	100,078	(2)
Charge-offs	-	-	-	-
Ending balance - March 31, 2023	$758,131	$1,685,100	$292,188	$2,735,419

December 31, 2022
Allowance for credit losses:
Beginning balance - January 1, 2022	$187,129	$1,469,571	$43,202	$1,699,902
Change in provision for credit losses	-	270,409	-	270,409	(2)
Charge-offs	-	-	-	-
Ending balance - December 31, 2022	$187,129	$1,739,980	$43,202	$1,970,311

(1)	See Note 2 of the notes to the condensed consolidated financial statements
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated.

	Commercial	Residential	Residential Construction	Total
March 31, 2023
30-59 days past due	$3,221,608	$5,807,400	$1,205,232	$10,234,240
60-89 days past due	-	-	-	-
Over 90 days past due (1)	405,000	2,224,933	-	2,629,933
In process of foreclosure (1)	-	713,552	-	713,552
Total past due	3,626,608	8,745,885	1,205,232	13,577,725
Current	47,180,844	85,725,328	144,888,715	277,794,887
Total mortgage loans	50,807,452	94,471,213	146,093,947	291,372,612
Allowance for credit losses	(758,131)	(1,685,100)	(292,188)	(2,735,419)
Unamortized deferred loan fees, net	(224,118)	(1,258,174)	(270,077)	(1,752,369)
Unamortized discounts, net	(227,417)	(110,768)	-	(338,185)
Net mortgage loans	$49,597,786	$91,417,171	$145,531,682	$286,546,639

December 31, 2022
30-59 days past due	$1,000,000	$3,553,390	$-	$4,553,390
60-89 days past due	-	814,184	-	814,184
Over 90 days past due (1)	-	1,286,211	-	1,286,211
In process of foreclosure (1)	405,000	876,174	-	1,281,174
Total past due	1,405,000	6,529,959	-	7,934,959
Current	44,906,955	86,825,664	172,516,125	304,248,744
Total mortgage loans	46,311,955	93,355,623	172,516,125	312,183,703
Allowance for credit losses	(187,129)	(1,739,980)	(43,202)	(1,970,311)
Unamortized deferred loan fees, net	(199,765)	(1,212,994)	(333,846)	(1,746,605)
Unamortized discounts, net	(230,987)	(111,873)	-	(342,860)
Net mortgage loans	$45,694,074	$90,290,776	$172,139,077	$308,123,927

(1)	Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing loan to value (“LTV”) and debt service coverage ratios (“DSCR”). Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The unpaid principal balance of commercial mortgage loans by credit quality indicator and vintage year was as follows as of March 31, 2023:

Credit Quality Indicator	2023	2022		2021	2020	2019	Prior	Total	% of Total
LTV:
Less than 65%	$8,525,000	$14,383,954		$3,842,851	$-	$3,025,549	$7,009,216	$36,786,570	72.40%
65% to 80%	-	6,073,044		2,100,000	4,913,313	-	-	13,086,357	25.76%
Greater than 80%	-	529,525		405,000	-	-	-	934,525	1.84%

Total	$8,525,000	$20,986,523		$6,347,851	$4,913,313	$3,025,549	$7,009,216	$50,807,452	100.00%

DSCR
>1.20x	$5,725,000	$1,000,000		$2,800,000	$4,913,313	$3,025,549	$1,507,378	$18,971,240	37.34%
1.00x - 1.20x	2,800,000	11,425,114		3,547,851	-	-	5,501,838	23,274,803	45.81%
<1.00x	-	8,561,409	(1)	-	-	-	-	8,561,409	16.85%

Total	$8,525,000	$20,986,523		$6,347,851	$4,913,313	$3,025,549	$7,009,216	$50,807,452	100.00%

(1)	Commercial construction loan

The Company evaluates and monitors the credit quality of its residential mortgage loans by analyzing loan performance. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent and on a non-accrual status. Monitoring a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The unpaid principal balance of residential mortgage loans by credit quality indicator and vintage year was as follows as of March 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Total	% of Total
Performance Indicators:
Performing	$5,386,918	$53,760,980	$6,923,101	$8,466,520	$3,264,494	$13,730,714	$91,532,727	96.89%
Non-performing (1)	-	1,104,327	366,646	-	353,092	1,114,421	2,938,486	3.11%

Total	$5,386,918	$54,865,307	$7,289,747	$8,466,520	$3,617,586	$14,845,135	$94,471,213	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $713,552 at March 31, 2023

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

The company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The unpaid principal balance of residential construction mortgage loans by credit quality indicator and vintage year was as follows as of March 31, 2023:

Credit Quality Indicator	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$12,541,324	$87,110,137	$46,442,486	$146,093,947	100.00%
Non-performing	-	-	-	-	0.00%

Total	$12,541,324	$87,110,137	$46,442,486	$146,093,947	100.00%

LTV:
Less than 65%	$9,072,543	$51,392,028	$8,626,153	$69,090,724	47.29%
65% to 80%	3,468,781	33,790,358	21,588,236	58,847,375	40.28%
Greater than 80%	-	1,927,751	16,228,097	18,155,848	12.43%

Total	$12,541,324	$87,110,137	$46,442,486	$146,093,947	100.00%

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets.

	As of March 31 2023	As of December 31 2022
30-59 days past due	$9,554,122	$10,621,443
60-89 days past due	4,043,444	3,997,484
Over 90 days past due	5,791,483	5,813,013
Total past due	19,389,049	20,431,941
Current	26,184,781	26,510,594
Total insurance assignments	45,573,831	46,942,536
Allowance for credit losses	(1,685,901)	(1,609,951)
Net insurance assignments	$43,887,930	$45,332,585

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are done at that time. See Note 2 regarding the adoption of ASU 2016-13.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

The following table presents a roll forward of the allowance for credit losses as a contra-asset account for insurance assignments.

	Allowance
Beginning balance - January 1, 2023	$1,609,951
Change in provision for credit losses	233,113	(1)
Charge-offs	(157,163)
Ending balance - March 31, 2023	$1,685,901

Beginning balance - January 1, 2022	$1,686,218
Change in provision for credit losses	889,480	(1)
Charge-offs	(965,747)
Ending balance - December 31, 2022	$1,609,951

(1)	Included in other expenses on the condensed consolidated statements of earnings

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets.

	Three Months Ended March 31
	2023	2022
Fixed maturity securities:
Gross realized gains	$15,491	$46,123
Gross realized losses	(54,891)	(930)
Net credit loss (provision) release	(179,500)	-

Equity securities:
Gains (losses) on securities sold	(52,315)	(10,279)
Unrealized gains and (losses) on securities held at the end of the period	331,430	(607,047)

Real estate held for investment and sale:
Gross realized gains	-	385,366
Gross realized losses	-	(94,400)

Other assets, including call and put option derivatives:
Gross realized gains	50,939	453,142
Gross realized losses	-	-
Total	$111,154	$171,975

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $53,931 in net gains and $275,741 in net losses for the three month periods ended March 31, 2023, and 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended March 31
	2023	2022
Fixed maturity securities available for sale	$4,012,732	$2,636,216
Equity securities	140,507	123,037
Mortgage loans held for investment	8,487,656	7,960,178
Real estate held for investment and sale	3,364,924	3,040,033
Policy loans	200,213	306,282
Insurance assignments	4,768,203	5,396,987
Other investments	129,056	70,645
Cash and cash equivalents	787,762	75,301
Gross investment income	21,891,053	19,608,679
Investment expenses	(4,116,170)	(4,414,373)
Net investment income	$17,774,883	$15,194,306

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $633,527 and $476,708 for the three month periods ended March 31, 2023 and 2022, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of March 31 2023	As of December 31 2022
Fixed maturity securities available for sale	$3,841,931	$3,563,767
Equity securities	18,362	14,496
Mortgage loans held for investment	2,710,149	3,220,709
Real estate held for investment	2,809,671	3,455,305
Policy Loans	45,221	37,951
Cash and cash equivalents	1,905	7,598
Total accrued investment income	$9,427,239	$10,299,826

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of March 31 2023	As of December 31 2022

Aggregate fair value	$173,015,404	$141,179,620
Unpaid principal balance	172,407,557	141,337,811
Unrealized gain (loss)	607,847	(158,191)

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended March 31
	2023	2022
Loan fees	$4,388,414	$7,087,182
Interest income	2,007,058	2,031,869
Secondary gains	17,961,358	39,602,614
Change in fair value of loan commitments	677,952	2,675,371
Change in fair value of loans held for sale	794,614	(2,746,565)
Provision for loan loss reserve	159,610	(306,026)
Mortgage fee income	$25,989,006	$48,344,445

Loan Loss Reserve

Repurchase demands from third party investors that correspond to mortgage loans previously held for sale and sold are reviewed and relevant data is captured so that an estimated future loss can be calculated. The key factors that are used in the estimated future loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third-party investor without having to make any payments to the investor.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

4) Loans Held for Sale (Continued)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of March 31 2023	As of December 31 2022
Balance, beginning of period	$1,725,667	$2,447,139
Provision on current loan originations (1)	239,801	1,078,812
Charge-offs, net of recaptured amounts	(632,783)	(1,800,284)
Balance, end of period	$1,332,685	$1,725,667

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the three month period ended March 31, 2023, $239,801 in reserves were added at a rate of 4.5 basis points per loan, the equivalent of $450 per $1,000,000 in loans originated. This is an increase over the three month period ended March 31, 2022, when reserves of $306,026 were added at a rate of 2.9 basis points per loan originated, the equivalent of $290 per $1,000,000 in loans originated. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of March 31, 2023, represents its best estimate for adequate loss reserves on loans sold.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

5) Stock Compensation Plans

The Company has three fixed option plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Equity Incentive Plan”).

Stock Options

Stock based compensation expense for stock options issued of $142,929 and $271,747 has been recognized for these plans for the three month periods ended March 31, 2023, and 2022, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of March 31, 2023, the total unrecognized compensation expense related to the options issued was $390,702, which is expected to be recognized over the vesting period.

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

Activity of the stock option plans during the three month period ended March 31, 2023, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	976,605	$4.78	1,157,203	$5.59
Granted	16,000		-
Exercised	(90,705)		-
Cancelled	-		-
Outstanding at March 31, 2023	901,900	$4.92	1,157,203	$5.59

As of March 31, 2023:
Options exercisable	827,025	$4.76	935,953	$5.36

As of March 31, 2023:
Available options for future grant	155,133		795,000

Weighted average contractual term of options outstanding at March 31, 2023	4.60 years		6.66 years

Weighted average contractual term of options exercisable at March 31, 2023	4.14 years		6.20 years

Aggregated intrinsic value of options outstanding at March 31, 2023 (1)	$1,182,602		$741,380

Aggregated intrinsic value of options exercisable at March 31, 2023 (1)	$1,214,210		$812,293

(1)	The Company used a stock price of $6.23 as of March 31, 2023 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

5) Stock Compensation Plans (Continued)

Activity of the stock option plans during the three month period ended March 31, 2022, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	1,024,351	$4.61	821,146	$5.48
Granted	4,000		-
Exercised	(50,968)		-
Cancelled	-		-
Outstanding at March 31, 2022	977,383	$4.77	821,146	$5.48

As of March 31, 2022:
Options exercisable	906,258	$4.46	648,646	$4.67

As of March 31, 2022:
Available options for future grant	228,376		16,689

Weighted average contractual term of options outstanding at March 31, 2022	4.44 years		7.00 years

Weighted average contractual term of options exercisable at March 31, 2022	4.03 years		6.57 years

Aggregated intrinsic value of options outstanding at March 31, 2022 (1)	$5,115,622		$3,666,085

Aggregated intrinsic value of options exercisable at March 31, 2022 (1)	$5,017,469		$3,460,285

(1)	The Company used a stock price of $10.00 as of March 31, 2022, which was the closing price of the Company’s Class A shares on Nasdaq for that day, to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three month periods ended March 31,2023 and 2022 was $176,935 and $395,831, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

5) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $742 and nil has been recognized under these plans for the three month periods ended March 31, 2023 and 2022, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of March 31, 2023, the total unrecognized compensation expense related to the RSUs issued was nil. The fair value of each RSU granted is determined based on the Company’s stock price on the date of grant. Prior to December 2022, the Company did not grant any RSUs.

Activity of the RSUs during the three month period ended March 31, 2023 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	1,620	$6.48
Granted	-
Vested	-
Non-vested at March 31, 2023	1,620	$6.48

Available RSUs for future grant	$18,380

Aggregated intrinsic value of RSUs outstanding at March 31, 2023 (1)	$-

(1)	The Company used a stock price of $6.23 as of March 31, 2023 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2023	2022
Numerator:
Net earnings	$1,240,172	$3,228,718
Denominator:
Basic weighted-average shares outstanding	21,080,549	21,381,988
Effect of dilutive securities:
Employee stock options	531,486	884,485

Diluted weighted-average shares outstanding	21,612,035	22,266,473

Basic net earnings per share	$0.06	$0.15

Diluted net earnings per share	$0.06	$0.15

For the three month periods ended March 31, 2023, and 2022, there were 730,270 and nil anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2021	17,642,722	2,866,565

Exercise of stock options	50,223	-
Conversion of Class C to Class A	207	(207)

Outstanding shares at March 31, 2022	17,693,152	2,866,358

Outstanding shares at December 31, 2022	18,758,031	2,889,859

Exercise of stock options	48,046	-
Conversion of Class C to Class A	936	(936)

Outstanding shares at March 31, 2023	18,807,013	2,888,923

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2022. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2023
Revenues from external customers	$45,415,297	$7,198,396	$26,887,041	$-	$79,500,734
Intersegment revenues	1,510,028	83,836	123,699	(1,717,563)	-
Segment profit (loss) before income taxes	3,683,735	1,784,592	(3,883,439)	-	1,584,888

Identifiable Assets	1,308,954,075	87,354,333	152,745,312	(111,225,073)	1,437,828,647
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	1,311,719,645	89,842,546	152,745,312	(111,225,073)	1,443,082,430

For the Three Months Ended
March 31, 2022
Revenues from external customers	$41,501,809	$7,463,194	$53,460,904	$-	$102,425,907
Intersegment revenues	1,695,779	182,589	74,709	(1,953,077)	-
Segment profit before income taxes	816,485	2,020,317	1,606,714	-	4,443,516

Identifiable Assets	1,241,160,139	77,002,286	295,671,662	(99,284,078)	1,514,550,009
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	1,243,925,709	79,490,499	295,671,662	(99,284,078)	1,519,803,792

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

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

March 31, 2023 (Unaudited)

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

Loan Commitments and Forward Sale Commitments: The Company’s mortgage segment enters into loan commitments with potential borrowers and forward sale commitments to sell loans with third-party investors. The Company also uses a hedging strategy for these transactions. A loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after issuance of the loan commitment. Loan commitments are defined to be derivatives under GAAP and are recognized at fair value on the consolidated balance sheets with changes in their fair values recorded in current earnings.

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

Impaired Mortgage Loans Held for Investment: The Company believes that the fair value of these nonperforming loans will approximate the unpaid principal balance expected to be recovered based on the fair value of the underlying collateral. For residential and commercial properties, the collateral value is estimated by obtaining an independent appraisal. The appraisal typically considers comparable sales in the area, property condition, and potential rental income that could be generated (particularly for commercial properties). For residential construction loans, the collateral is typically incomplete, so fair value is estimated as the replacement cost using data from a provider of building cost information to the real estate construction.

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

March 31, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2023.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$357,570,527	$-	$356,135,008	$1,435,519
Equity securities	12,354,007	12,354,007	-	-
Loans held for sale	173,015,404	-	-	173,015,404
Restricted assets (1)	1,217,307	-	1,217,307	-
Restricted assets (2)	5,660,427	5,660,427	-	-
Cemetery perpetual care trust investments (1)	256,422	-	256,422	-
Cemetery perpetual care trust investments (2)	3,691,958	3,691,958	-	-
Derivatives - loan commitments (3)	6,560,948	-	-	6,560,948
Total assets accounted for at fair value on a recurring basis	$560,327,000	$21,706,392	$357,608,737	$181,011,871

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(3,176,119)	-	-	(3,176,119)
Total liabilities accounted for at fair value on a recurring basis	$(3,176,119)	$-	$-	$(3,176,119)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2022.

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

March 31, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	3/31/2023	Technique	Input(s)	Value	Value	Average
Loans held for sale	$173,015,404	Market approach	Investor contract pricing as a percentage of unpaid principal balance	70.0%	111.0%	100.0%

Derivatives - loan commitments (net)	3,384,829	Market approach	Pull-through rate	65.0%	95.0%	85.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	149 bps	45 bps

Fixed maturity securities available for sale	1,435,519	Broker quotes	Pricing quotes	$100.00	$111.11	$104.97

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

March 31, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month periods ended March 31, 2023:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2022	$2,706,877		$141,179,620		$1,435,519
Originations and purchases	-		531,867,796		-
Sales, maturities and paydowns	-		(511,909,942)		-
Total gains (losses):
Included in earnings	677,952	(1)	11,877,930	(1)	-	(2)

Balance - March 31, 2023	$3,384,829		$173,015,404		$1,435,519

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month periods ended March 31, 2022:

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

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The Company didn’t have any financial assets and financial liabilities measured at fair value on a nonrecurring basis at March 31, 2023.

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2022.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2023 and December 31, 2022.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2023:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$91,417,171	$-	$-	$89,949,922	$89,949,922
Residential construction	145,531,682	-	-	145,531,682	145,531,682
Commercial	49,597,786	-	-	48,049,451	48,049,451
Mortgage loans held for investment, net	$286,546,639	$-	$-	$283,531,055	$283,531,055
Policy loans	13,012,347	-	-	13,012,347	13,012,347
Insurance assignments, net (1)	43,887,930	-	-	43,887,930	43,887,930
Restricted assets (2)	2,936,896	-	-	2,936,896	2,936,896
Cemetery perpetual care trust investments (2)	2,709,339	-	-	2,709,339	2,709,339
Mortgage servicing rights, net	3,166,133	-	-	4,164,686	4,164,686

Liabilities
Bank and other loans payable	$(138,391,846)	$-	$-	$(138,391,846)	$(138,391,846)
Policyholder account balances (3)	(40,865,405)	-	-	(41,529,360)	(41,529,360)
Future policy benefits - annuities (3)	(106,474,611)	-	-	(128,238,451)	(128,238,451)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

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

March 31, 2023 (Unaudited)

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

March 31, 2023 (Unaudited)

9) Derivative Instruments (Continued)

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

Call and Put Options Derivatives

The Company discontinued its use of selling “out of the money” call options on its equity securities and the use of selling put options as a source of revenue in the first quarter of 2023. The net changes in the fair value of call and put options are shown in current earnings as a component of realized gains (losses) on investments and other assets. Call and put options are shown in other liabilities and accrued expenses on the condensed consolidated balance sheets.

The following table shows the fair value and notional amounts of derivative instruments.

		March 31, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$441,138,434	$6,560,948	$3,176,119	$453,371,808	$4,089,859	$1,382,979
Call options	Other liabilities	-	-	-	868,600	-	29,715
Put options	Other liabilities	-	-	-	654,500	-	13,888
Total		$441,138,434	$6,560,948	$3,176,119	$454,894,908	$4,089,859	$1,426,582

The following table presents the gains on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount Gain (Loss)
		Three Months Ended March 31
Derivative	Classification	2023	2022
Loan commitments	Mortgage fee income	$677,952	$2,675,371

Call and put options	Gains on investments and other assets	$49,963	$61,195

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

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

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of March 31, 2023, the Company was not in compliance with the net income covenant on its warehouse line with U.S. Bank and has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event the Company is required to repay the outstanding advances of approximately $8,900,000 on the Texas Capital Bank N.A. warehouse line that has not provided a covenant waiver, the Company has sufficient cash and borrowing capacity on the warehouse lines that have provided covenant waivers to fund its origination activities.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

10) Reinsurance, Commitments and Contingencies

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of March 31, 2023, the Company’s commitments were approximately $192,542,000 for these loans, of which $151,740,182 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

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

March 31, 2023 (Unaudited)

11) Mortgage Servicing Rights

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

The following table presents the MSR activity.

	As of March 31 2023	As of December 31 2022
Amortized cost:
Balance before valuation allowance at beginning of year	$3,039,765	$53,060,455
MSR additions resulting from loan sales (1)	287,710	10,243,922
Amortization (2)	(161,342)	(9,078,706)
Sale of MSRs	-	(51,185,906)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$3,166,133	$3,039,765

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$3,166,133	$3,039,765

Estimated fair value of MSRs at end of period	$4,164,686	$3,927,877

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

11) Mortgage Servicing Rights

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its March 31, 2023 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2023	345,340
2024	309,193
2025	277,298
2026	246,874
2027	221,541
Thereafter	1,765,887
Total	$3,166,133

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended March 31
	2023	2022
Contractual servicing fees	$410,400	$4,506,260
Late fees	49,313	100,038
Total	$459,713	$4,606,298

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of March 31 2023	As of December 31 2022
Servicing UPB	$376,394,059	$360,023,384

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2023	8.80	8.10	11.78
December 31, 2022	8.12	8.49	11.95

On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased $51,185,906 and generated a gain of $34,051,938 included in mortgage fee income on the consolidated statements of earnings. Substantially all of the consideration was received by the Company with the remainder subject to certain holdbacks during transfer of the MSRs. The Company completed the physical transfer of files prior to its deadline. The Company received half of the holdbacks in the first quarter of 2023 and anticipates the release of the remaining holdbacks in the second quarter of 2023.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

12) Income Taxes

The Company’s overall effective tax rate for the three month periods ended March 31, 2023 and 2022 was 21.8% and 27.3%, respectively, which resulted in a provision for income taxes of $344,716 and $1,214,798, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes. The decrease in the effective tax rate when compared to the prior year is partially due to the Company’s provision for state income taxes.

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

13) Revenues from Contracts with Customers

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

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred, and the funds are placed in trust until the need arises, the merchandise is received or the service is performed. The trust is then relieved, and the revenue and commissions are recognized.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2023)	$5,392,779	$-	$16,226,836
Closing (3/31/2023)	5,145,833	-	16,583,024
Increase/(decrease)	(246,946)	-	356,188

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2022)	$5,298,636	$-	$14,508,022
Closing (12/31/2022)	5,392,779	-	16,226,836
Increase/(decrease)	94,143	-	1,718,814

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three month periods ended March 31, 2023 and 2022 was $1,119,898 and $1,064,104, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Three Months Ended March 31
	2023	2022
Major goods/service lines
At-need	$5,154,036	$5,866,878
Pre-need	1,317,393	1,338,843
	$6,471,429	$7,205,721

Timing of Revenue Recognition
Goods transferred at a point in time	$4,029,666	$4,180,545
Services transferred at a point in time	2,441,763	3,025,176
	$6,471,429	$7,205,721

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended March 31
	2023	2022
Net mortuary and cemetery sales	$6,471,429	$7,205,721
Gains (losses) on investments and other assets	53,931	(254,525)
Net investment income	601,491	496,459
Other revenues	71,545	15,539
Revenues from external customers	7,198,396	7,463,194

14) Receivables

Receivables consist of the following:

	As of March 31, 2023	As of December 31, 2022
Contracts with customers	$5,145,833	$5,392,779
Receivables from sales agents	2,254,183	2,209,185
Other	10,844,499	23,200,919
Total receivables	18,244,515	30,802,883
Allowance for doubtful accounts	(1,867,124)	(2,229,791)
Net receivables	$16,377,391	$28,573,092

The Company records an allowance for credit losses for its receivables in accordance with GAAP. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses.

	Allowance
Beginning balance - January 1, 2023	$2,229,791
Change in provision for credit losses	(318,664	)(1)
Charge-offs	(44,003)
Ending balance - March 31, 2023	$1,867,124

Beginning balance - January 1, 2022	$1,800,725
Change in provision for credit losses	799,888	(1)
Charge-offs	(370,822)
Ending balance - December 31, 2022	$2,229,791

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

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

The components of the cemetery perpetual care investments and obligation as of March 31, 2023, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$89,004	$381	$-	$-	$89,384
Obligations of states and political subdivisions	172,966	-	(5,928)	-	167,038
Total fixed maturity securities available for sale	$261,969	$381	$(5,928)	$-	$256,422

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,251,768	$602,286	$(162,096)		$3,691,958
Total equity securities at estimated fair value	$3,251,768	$602,286	$(162,096)		$3,691,958

Mortgage loans held for investment at amortized cost:
Residential construction	$2,709,339
Less: Allowance for credit losses	$(2,196)
Total mortgage loans held for investment	$2,707,143

Real estate held for investment: Residential	$55,531

Cash and cash equivalents	$749,358

Total cemetery perpetual care trust investments	$7,460,412

Cemetery perpetual care obligation	$(5,143,233)

Trust investments in excess of trust obligations	$2,317,179

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The components of the cemetery perpetual care investments and obligation as of December 31, 2022, are as follows:

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

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities that were carried at estimated fair value at March 31, 2023 and at December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations and inflation. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2023
Obligations of states and political subdivisions	$435	$54,401	$5,493	$112,637	$5,928	$167,038
Total unrealized losses	$435	$54,401	$5,493	$112,637	$5,928	$167,038

At December 31, 2022
U.S. Treasury securities and obligations of U.S. Government agencies	$38	$59,392	$-	$-	$38	$59,392
Obligations of states and political subdivisions	1,845	94,612	6,633	71,112	8,478	165,724
Total unrealized losses	$1,883	$154,004	$6,633	$71,112	$8,516	$225,116

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

There were 3 securities with fair value of 96.6% of aggregate amortized cost at March 31, 2023. There were 5 securities with fair value of 96.4% of aggregate amortized cost at December 31, 2022. No credit losses have been recognized for the three month periods ended March 31, 2023 and 2022, since the increase in unrealized losses is primarily a result of the recent rise in interest rates and inflation.

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at March 31, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$89,004	$89,384
Due in 2-5 years	76,509	71,788
Due in 5-10 years	41,621	40,849
Due in more than 10 years	54,835	54,401
Total	$261,969	$256,422

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

Restricted assets as of March 31, 2023, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$1,030,141	$679	$(12,436)	$-	$1,018,384
Corporate securities including public utilities	200,543	-	(1,620)	-	198,923
Total fixed maturity securities available for sale	$1,230,685	$679	$(14,056)	$-	$1,217,307

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$5,241,033	$692,339	$(272,945)		$5,660,427
Total equity securities at estimated fair value	$5,241,033	$692,339	$(272,945)		$5,660,427

Mortgage loans held for investment at amortized cost:
Residential construction	$2,936,896
Less: Allowance for credit losses	$(5,874)
Total mortgage loans held for investment	$2,931,023

Cash and cash equivalents (1)	$9,228,113

Total restricted assets	$19,036,870

(1)	Including cash and cash equivalents of $8,232,615 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

Restricted assets as of December 31, 2022, are summarized as follows:

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

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities that were carried at estimated fair value at March 31, 2023 and at December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations and inflation. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2023
Obligations of states and political subdivisions	$2,670	$338,301	$9,767	$500,955	$12,436	$839,256
Corporate securities including public utilities	1,620	198,923	-	-	1,620	198,923
Total unrealized losses	$4,290	$537,225	$9,767	$500,955	$14,056	$1,038,179

At December 31, 2022
Obligations of states and political subdivisions	$11,891	$760,255	$3,469	$58,072	$15,360	$818,327
Corporate securities including public utilities	3,016	198,755	-	-	3,016	198,755
Total unrealized losses	$14,907	$959,010	$3,469	$58,072	$18,376	$1,017,082

There were 17 securities with fair value of 98.7% of aggregate amortized cost at March 31, 2023. There were 17 securities with fair value of 98.2% of aggregate amortized cost at December 31, 2022. No credit losses have been recognized for the three month periods ended March 31, 2023 and 2022, since the increase in unrealized losses is primarily a result of the recent rise in interest rates and inflation.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at March 31, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	318,067	311,893
Due in 5-10 years	153,284	151,610
Due in more than 10 years	759,334	753,804
Total	$1,230,685	$1,217,307

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

16) Accumulated Other Comprehensive Income (loss)

The following summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31
	2023	2022

Unrealized gains (losses) on fixed maturity securities available for sale	$5,436,929	$(15,372,096)
Amounts reclassified into net earnings	(218,900)	45,193
Net unrealized gains (losses) before taxes	5,218,029	(15,326,903)
Tax (expense) benefit	(1,095,787)	3,218,648
Net	4,122,242	(12,108,255)
Unrealized gains (losses) on restricted assets (1)	4,133	(71,946)
Tax (expense) benefit	(1,029)	17,922
Net	3,104	(54,024)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	2,926	(37,357)
Tax (expense) benefit	(714)	9,306
Net	2,212	(28,051)
Other comprehensive income (loss) changes	$4,127,558	$(12,190,330)

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2023 (Unaudited)

16) Accumulated Other Comprehensive Income (loss) (Continued)

The following is the accumulated balances of other comprehensive income (loss) as of March 31, 2023:

	Beginning Balance December 31, 2022	Change for the period	Ending Balance March 31, 2023
Unrealized gains (losses) on fixed maturity securities available for sale	$(13,050,767)	$4,122,242	$(8,928,525)
Unrealized gains (losses) on restricted assets (1)	(13,148)	3,104	(10,044)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(6,362)	2,212	(4,150)
Other comprehensive income (loss)	$(13,070,277)	$4,127,558	$(8,942,719)

(1)	Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income (loss) as of December 31, 2022:

	Beginning Balance December 31, 2021	Change for the period	Ending Balance December 31, 2022
Unrealized gains (losses) on fixed maturity securities available for sale	$18,021,265	$(31,072,032)	$(13,050,767)
Unrealized gains (losses) on restricted assets (1)	40,192	(53,340)	(13,148)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	8,991	(15,353)	(6,362)
Other comprehensive income (loss)	$18,070,448	$(31,140,725)	$(13,070,277)

(1)	Fixed maturity securities available for sale

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table shows the condensed financial results of the insurance operations for three month periods ended March 31, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2023	2022	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$27,968	$26,342	6%
Mortgage fee income	44	-	100%
Net investment income	16,755	14,580	15%
Gains on investments and other assets	57	108	(47%)
Other	591	472	25%
Total	$45,415	$41,502	9%
Intersegment revenue	$1,510	$1,696	(11%)
Earnings before income taxes	$3,684	$816	351%

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the three month period ended March 31, 2023 increased due to (a) a $2,175,000 increase in net investment income, (b) a $1,626,000 increase in insurance premiums and other considerations, (c) a $739,000 decrease in selling, general and administrative expenses, (d) a $397,000 decrease in death, surrenders and other policy benefits, (e) a $119,000 increase in other revenues, and (f) a $44,000 increase in mortgage fee income, which were partially offset by (i) a $1,283,000 increase in future policy benefits, (ii) a $523,000 increase in amortization of deferred policy acquisition costs, (iii) a $186,000 decrease in intersegment revenue, (iv) a $128,000 increase in interest expense, (v) a $61,000 increase in intersegment interest expense and other expenses, and (vi) a $51,000 decrease in gains on investments and other assets.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three month periods ended March 31, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31 (in thousands of dollars)
	2023	2022	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$3,275	$3,766	(13%)
Cemetery revenues	3,196	3,440	(7%)
Net investment income	601	496	21%
Gains (losses) on investments and other assets	54	(255)	(121%)
Other	72	16	350%
Total	$7,198	$7,463	(4%)
Earnings before income taxes	$1,785	$2,020	(12%)

Profitability in the three month period ended March 31, 2023 decreased due to (a) a $491,000 decrease in mortuary at-need sales, (b) a $222,000 decrease in cemetery pre-need sales, (c) a $99,000 decrease in intersegment revenues, and (d) a $21,000 decrease in cemetery at-need sales, which were partially offset by (i) a $308,000 increase in gains on investments and other assets primarily attributable to an increase in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments, (ii) a $105,000 increase in net investment income, (iii) an $80,000 decrease in selling, general and administrative expenses, (iv) a $56,000 increase in other revenues, (v) a $36,000 decrease in amortization of deferred policy acquisition costs, and (vi) a $13,000 decrease in intersegment interest expense and other expenses.

Mortgage Operations

The Company’s wholly owned subsidiary, SecurityNational Mortgage, is a mortgage lender incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage originates and refinances mortgage loans on a retail basis. Mortgage loans originated or refinanced by the SecurityNational Mortgage are funded through loan purchase agreements with Security National Life, Kilpatrick Life and unaffiliated financial institutions.

SecurityNational Mortgage receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 6% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer. On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased by $51,185,906.

Mortgage rates have followed the US Treasury yields up in response to the higher than expected inflation and the expectation that the Federal Reserve will continue to raise rates in the near term. As expected, the rapid increase in mortgage rates has resulted in a decrease in loan originations classified as ‘refinance’. Higher mortgage rates have also had a negative effect on loan originations classified as ‘purchases’, although not as significant as those in the refinance classification.

For the three month periods ended March 31, 2023 and 2022, SecurityNational Mortgage originated 1,702 loans ($531,868,000 total volume) and 3,356 loans ($1,039,217,000 total volume), respectively.

In response to the COVID-19 pandemic, the Company’s mortgage operations integrated employee work from home accommodations into its standard operating procedures. A large percentage of fulfillment employees are in office, however, the flexibility remains to accommodate in office or work from home functionality.

The following table shows the condensed financial results of the mortgage operations for the three month periods ended March 31, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30 (in thousands of dollars)
	2022	2021	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$17,917	$39,603	(55%)
Income from loan originations	6,555	8,813	(26%)
Change in fair value of loans held for sale	795	(2,747)	(129%)
Change in fair value of loan commitments	678	2,675	(75%)
Net investment income	418	118	254%
Gains on investments and other assets	-	319	(100%)
Other	524	4,680	(89%)
Total	$26,887	$53,461	(50%)
Earnings before income taxes	$(3,883)	$1,607	(342%)

Included in other revenues is service fee income. Profitability for the three month period ended March 31, 2023 decreased due to (a) a $21,686,000 decrease in secondary gains from investors, (b) a $4,156,000 decrease in other revenues, (c) a $2,258,000 decrease in income from loan originations, (d) a $1,997,000 decrease in the fair value of loan commitments, (e) a $319,000 decrease in gains on investments and other assets, (f) a $137,000 increase in rent and rent related expenses, and (g) a $6,000 increase in depreciation on property and equipment, which were partially offset by (i) a $10,262,000 decrease in commissions, (ii) a $4,875,000 decrease in personnel expenses, (iii) a $4,019,000 decrease in other expenses, (iv) a $3,542,000 increase in the fair value of loans held for sale, (v) a $997,000 decrease in costs related to funding mortgage loans, (v) a $401,000 decrease in interest expense, (vi) a $338,000 decrease in advertising expenses, (vii) a $300,000 increase in net investment income, (viii) a $284,000 decrease in intersegment interest expense and other expenses, and (ix) a $47,000 increase in intersegment revenues.

Consolidated Results of Operations

Three month period ended March 31, 2023, Compared to Three month period ended March 31, 2022

Total revenues decreased by $22,925,000, or 22.4%, to $79,501,000 for the three month period ended March 31, 2023, from $102,426,000 for the comparable period in 2022. Contributing to this decrease in total revenues was a $22,355,000 decrease in mortgage fee income, a $3,981,000 decrease in other revenues, a $734,000 decrease in net mortuary and cemetery sales, and a $61,000 decrease in gains on investments and other assets, which were partially offset by a $2,581,000 increase in net investment income and a $1,625,000 increase in insurance premiums and other considerations.

Mortgage fee income decreased by $22,355,000, or 46.2%, to $25,989,000, for the three month period ended March 31, 2023, from $48,345,000 for the comparable period in 2022. This decrease was primarily due to a $21,641,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market, a $1,997,000 decrease in the fair value of loan commitments, and a $2,258,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve, which were partially offset by a $3,541,000 increase in the fair value of loans held for sale.

Insurance premiums and other considerations increased by $1,625,000, or 6.2%, to $27,967,000 for the three month period ended March 31, 2023, from $26,342,000 for the comparable period in 2022. This increase was primarily due to an increase of $1,188,000 in first year premiums and an increase of $437,000 in renewal premiums.

Net investment income increased by $2,581,000, or 17.0%, to $17,775,000 for the three month period ended March 31, 2023, from $15,194,000 for the comparable period in 2022. This increase was primarily attributable to a $1,377,000 increase in fixed maturity securities income, a $713,000 increase in interest on cash and cash equivalents, a $528,000 increase in mortgage loan interest, a $325,000 increase in real estate income, and a $298,000 decrease in investment expenses, which were partially offset by a $629,000 decrease in insurance assignment income and a $106,000 decrease in policy loan income.

Net mortuary and cemetery sales decreased by $734,000, or 10.2%, to $6,471,000 for the three month period ended March 31, 2023, from $7,205,000 for the comparable period in 2022. This decrease was primarily due to a $491,000 decrease in mortuary at-need sales and a $222,000 decrease in cemetery at-need sales.

Gains on investments and other assets decreased by $61,000, or 35.4%, to $111,000 for the three month period ended March 31, 2023, from $172,000 for the comparable period in 2022. This decrease in gains on investments and other assets was primarily due to a $402,000 decrease in gains on other assets, a $291,000 decrease in gains on real estate, and a $264,000 decrease in gains on fixed maturity securities, which were partially offset by a $896,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities.

Other revenues decreased by $3,981,000, or 77.0%, to $1,187,000 for the three month period ended March 31, 2023, from $5,168,000 for the comparable period in 2022. This decrease was primarily attributable to a decrease in servicing fee revenue as a result of the sale of certain mortgage servicing rights in October 2022.

Total benefits and expenses were $77,916,000, or 98.0% of total revenues, for the three month period ended March 31, 2023, as compared to $97,982,000, or 95.7% of total revenues, for the comparable period in 2022.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $887,000 or 3.6%, to $25,866,000 for the three month period ended March 31, 2023, from $24,979,000 for the comparable period in 2022. This increase was primarily the result of a $1,283,000 increase in future policy benefits, which was partially offset by a $206,000 decrease in death benefits and a $190,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $487,000, or 11.1%, to $4,883,000 for the three month period ended March 31, 2023, from $4,396,000 for the comparable period in 2022. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $21,168,000, or 32.2%, to $44,527,000 for the three month period ended March 31, 2023, from $65,695,000 for the comparable period in 2022. This decrease was primarily the result of a $10,229,000 decrease in commissions, a $4,912,000 decrease in personnel expenses, a $4,311,000 decrease in other expenses, a $997,000 decrease in costs related to funding mortgage loans, a $809,000 decrease in advertising expense, and a $27,000 decrease in depreciation on property and equipment, which were partially offset by a $117,000 increase in rent and rent related expenses.

Interest expense decreased by $274,000, or 15.9%, to $1,453,000 for the three month period ended March 31, 2023, from $1,727,000 for the comparable period in 2022. This decrease was primarily due to a decrease of $401,000 in interest expense on mortgage warehouse lines for loans held for sale, which was partially offset by an increase of $127,000 in interest expense on bank loans.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees from mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses. As of March 31, 2023, the Company was not in compliance with the net income covenant on its warehouse line with U.S. Bank and has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event the Company is required to repay the outstanding advances of approximately $8,900,000 on the Texas Capital Bank N.A. warehouse line that has not provided a covenant waiver, the Company has sufficient cash and borrowing capacity on the warehouse lines that have provided covenant waivers to fund its origination activities.

During the three month periods ended March 31, 2023 and 2022, the Company’s operations used cash of $16,074,000 and provided cash of $72,509,000, respectively. The decrease in cash provided by operations was due primarily to decreased proceeds from the sale of mortgage loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $357,311,000 (at estimated fair value) and $345,598,000 (at estimated fair value) as of March 31, 2023 and December 31, 2022, respectively. This represented 38.4% and 36.4% of the total investments as of March 31, 2023, and December 31, 2022, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2023, 1.9% (or $6,679,000) and at December 31, 2022, 2.2% (or $7,833,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2023 and December 31, 2022, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $435,425,000 as of March 31, 2023, as compared to $454,499,000 as of December 31, 2022. Stockholders’ equity as a percent of total capitalization was 68.2% and 64.4% as of March 31, 2023, and December 31, 2022, respectively. Bank loans and other loans payable decreased by $23,321,000 as of March 31, 2023, as compared to December 31, 2022, which was partially offset by an increase in stockholders’ equity of $4,247,000 as of March 31, 2023 as compared to December 31, 2022, thus causing the increase in the stockholders’ equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2022 was 4.3% as compared to a rate of 4.8% for 2021. The 2023 lapse rate to date has been approximately the same as 2022.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $94,133,000 and $94,254,000 as of March 31, 2023, and December 31, 2022, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Banking Environment

Item 7.01 Regulation FD Disclosure.

On March 10, 2023 and March 12, 2023, Silicon Valley Bank and Signature Bank were placed in receivership with the Federal Deposit Insurance Corporation (“FDIC”). Normal banking activities resumed shortly thereafter. On May 1, 2023, First Republic bank was placed in receivership with the FDIC and was immediately purchased by a national bank.

The Company does not maintain any deposit or other accounts or credit facilities with Silicon Valley Bank, Signature Bank or First Republic Bank. The Company may periodically transfer funds to these banks to pay for services rendered by third party vendors that continue to maintain banking relationships with these banks. The Company continues to monitor the banking industry and its relationships with regional and community banks.

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

Disclosure Controls and Procedures

As of March 31, 2023, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On December 27, 2022, the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to 1,000,000 shares of the Company’s Class A Common Stock. The agreement is subject to the daily time, price and volume conditions of Rule 10b-18. The initial term of the agreement is for one year.

The following table shows the Company’s repurchase activity during the three month period ended March 31, 2023 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
1/1/2023-1/31/2023	73,112	$7.37	-	383,207
2/1/2023-2/28/2023	46,753	7.22	-	336,454
3/1/2023-3/31/2023	18,411	6.74	-	318,043

Total	138,276	$7.16	-	318,043

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements

See “Table of Contents – Part I – Financial Information” under page 2 above

(a)(2)	Financial Statement Schedules

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: May 15, 2023	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

