Form 10-Q
period 2023-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2023-08-14
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

As of August 9, 2023, the registrant had 19,947,531 shares of Class A Common Stock, $2.00 par value, outstanding and 2,971,854 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2023

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $371,731,265 and $362,750,511 for 2023 and 2022, respectively; allowance for credit losses of $224,005 and nil for 2023 and 2022, respectively)	$354,789,812	$345,858,492
Equity securities at estimated fair value (cost of $10,416,580 and $9,942,265 for 2023 and 2022, respectively)	12,801,925	11,682,526
Mortgage loans held for investment (net of allowance for credit losses of $2,663,560 and $1,970,311 for 2023 and 2022, respectively)	271,049,585	308,123,927
Real estate held for investment (net of accumulated depreciation of $26,941,328 and $23,793,204 for 2023 and 2022, respectively)	180,962,902	191,328,616
Real estate held for sale	1,827,474	11,161,582
Other investments and policy loans (net of allowance for credit losses of $1,690,693 and $1,609,951 for 2023 and 2022, respectively)	64,554,148	70,508,156
Accrued investment income	10,188,551	10,299,826
Total investments	896,174,397	948,963,125
Cash and cash equivalents	110,285,941	120,919,805
Loans held for sale at estimated fair value	161,310,060	141,179,620
Receivables (net of allowance for credit losses of $1,492,934 and $2,229,791 for 2023 and 2022, respectively)	11,675,595	28,573,092
Restricted assets (including $7,780,162 and $6,565,552 for 2023 and 2022 respectively, at estimated fair value; allowance for credit losses of $2,760 and nil for 2023 and 2022, respectively)	19,434,263	18,935,055
Cemetery perpetual care trust investments (including $4,315,932 and $3,859,893 for 2023 and 2022 respectively, at estimated fair value; allowance for credit losses of $1,453 and nil for 2023 and 2022, respectively)	7,666,221	7,276,210
Receivable from reinsurers	14,839,279	15,033,938
Cemetery land and improvements	9,033,600	9,101,474
Deferred policy and pre-need contract acquisition costs	111,733,330	108,655,128
Mortgage servicing rights, net	3,442,352	3,039,765
Property and equipment, net	19,932,664	20,579,649
Value of business acquired	9,393,595	9,803,736
Goodwill	5,253,783	5,253,783
Other	23,431,668	23,798,512

Total Assets	$1,403,606,748	$1,461,112,892

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2023 (Unaudited)	December 31, 2022
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$901,792,172	$889,327,303
Unearned premium reserve	2,658,492	2,773,616
Bank and other loans payable	103,301,721	161,712,804
Deferred pre-need cemetery and mortuary contract revenues	17,155,722	16,226,836
Cemetery perpetual care obligation	5,207,198	5,099,542
Accounts payable	3,215,659	5,361,449
Other liabilities and accrued expenses	56,073,488	57,113,888
Income taxes	15,439,539	30,710,527
Total liabilities	1,104,843,991	1,168,325,965

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 19,893,700 shares issued and outstanding as of June 30, 2023 and 18,758,031 shares issued and outstanding as of December 31, 2022	39,787,400	37,516,062
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 2,973,552 shares issued and outstanding as of June 30, 2023 and 2,889,859 shares issued and outstanding as of December 31, 2022	5,947,104	5,779,718
Additional paid-in capital	71,685,665	64,767,769
Accumulated other comprehensive loss, net of taxes	(12,894,771)	(13,070,277)
Retained earnings	200,078,709	202,160,306
Treasury stock at cost - 849,005 Class A shares and 35,717 Class C shares as of June 30, 2023; and 525,870 Class A shares and 34,016 Class C shares as of December 31, 2022	(5,841,350)	(4,366,651)

Total stockholders’ equity	298,762,757	292,786,927

Total Liabilities and Stockholders’ Equity	$1,403,606,748	$1,461,112,892

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Mortgage fee income	$26,078,753	$42,030,898	$52,067,759	$90,375,343
Insurance premiums and other considerations	28,813,299	25,911,995	56,780,591	52,253,947
Net investment income	20,171,974	15,971,288	37,946,857	31,165,594
Net mortuary and cemetery sales	7,168,714	7,250,503	13,640,143	14,456,224
Gains (losses) on investments and other assets	816,584	(914,395)	927,738	(742,420)
Other	796,835	5,316,365	1,983,805	10,483,873
Total revenues	83,846,159	95,566,654	163,346,893	197,992,561

Benefits and expenses:
Death benefits	15,455,305	14,839,044	32,133,671	31,723,750
Surrenders and other policy benefits	950,657	1,153,767	2,083,350	2,476,935
Increase in future policy benefits	8,499,804	6,600,443	16,554,743	13,371,544
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,251,321	4,053,109	9,134,902	8,449,522
Selling, general and administrative expenses:
Commissions	10,736,126	18,397,337	20,409,436	38,299,539
Personnel	20,508,415	25,504,950	42,470,927	52,379,714
Advertising	965,753	1,595,738	1,869,164	3,307,533
Rent and rent related	1,831,011	1,702,262	3,607,791	3,361,532
Depreciation on property and equipment	587,213	628,305	1,175,629	1,243,849
Costs related to funding mortgage loans	1,841,367	2,044,637	3,683,709	4,884,100
Other	7,403,409	11,174,128	15,183,944	23,265,764
Interest expense	1,414,802	1,900,249	2,868,135	3,627,564
Cost of goods and services sold-mortuaries and cemeteries	1,251,643	1,242,839	2,437,271	2,427,853
Total benefits and expenses	75,696,826	90,836,808	153,612,672	188,819,199
Earnings before income taxes	8,149,333	4,729,846	9,734,221	9,173,362
Income tax expense	(1,796,627)	(1,155,397)	(2,141,343)	(2,370,195)

Net earnings	$6,352,706	$3,574,449	$7,592,878	$6,803,167

Net earnings per Class A Equivalent common share (1)	$0.29	$0.16	$0.34	$0.30

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.28	$0.15	$0.34	$0.29

Weighted-average Class A equivalent common shares outstanding (1)	22,005,332	22,233,852	22,066,991	22,331,911

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	22,568,633	23,108,651	22,617,888	23,225,600

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$6,352,706	$3,574,449	$7,592,878	$6,803,167
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$(4,993,177)	(12,995,132)	224,852	(28,322,034)
Unrealized losses on restricted assets (1)	(6,189)	(43,169)	(2,056)	(115,118)
Unrealized losses on cemetery perpetual care trust investments (1)	(3,738)	(15,868)	(812)	(53,225)
Other comprehensive income (loss), before income tax	(5,003,104)	(13,054,169)	221,984	(28,490,377)
Income tax (expense) benefit	1,051,052	2,743,684	(46,478)	5,989,562
Other comprehensive income (loss), net of income tax	(3,952,052)	(10,310,485)	175,506	(22,500,815)
Comprehensive income (loss)	$2,400,654	$(6,736,036)	$7,768,384	$(15,697,648)

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2023
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2023	$37,516,062	$5,779,718	$64,767,769	$(13,070,277)	$202,160,306	$(4,366,651)	$292,786,927
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	-	-	-	-	(671,506)	-	(671,506)
Net earnings	-	-	-	-	1,240,172	-	1,240,172
Other comprehensive gain	-	-	-	4,127,558	-	-	4,127,558
Stock-based compensation expense	-	-	143,671	-	-	-	143,671
Exercise of stock options	96,092	-	(62,073)	-	-	-	34,019
Sale of treasury stock	-	-	(43,493)	-	-	620,651	577,158
Purchase of treasury stock	-	-	-	-	-	(1,204,357)	(1,204,357)
Conversion Class C to Class A	1,872	(1,872)	-	-	-	-	-
March 31, 2023	$37,614,026	$5,777,846	$64,805,874	$(8,942,719)	$202,728,972	$(4,950,357)	$297,033,642

Net earnings	-	-	-	-	6,352,706	-	6,352,706
Other comprehensive loss	-	-	-	(3,952,052)	-	-	(3,952,052)
Stock-based compensation expense	-	-	141,954	-	-	-	141,954
Exercise of stock options	159,284	-	(154,424)	-	-	-	4,860
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	(54,350)	-	-	623,056	568,706
Purchase of treasury stock	-	-	126,990	-	-	(1,514,049)	(1,387,059)
Conversion Class C to Class A	113,930	(113,930)	-	-	-	-	-
Stock dividends	1,899,350	283,188	6,820,431	-	(9,002,969)	-	-
June 30, 2023	$39,787,400	$5,947,104	$71,685,665	$(12,894,771)	$200,078,709	$(5,841,350)	$298,762,757

	Six Months Ended June 30, 2022
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2022	$35,285,444	$5,733,130	$57,985,947	$18,070,448	$184,537,489	$(1,845,624)	$299,766,834
Net earnings	-	-	-	-	3,228,718	-	3,228,718
Other comprehensive loss	-	-	-	(12,190,330)	-	-	(12,190,330)
Stock-based compensation expense	-	-	271,747	-	-	-	271,747
Exercise of stock options	100,446	-	(8,487)	-	-	-	91,959
Sale of treasury stock	-	-	24,055	-	-	1,880,125	1,904,180
Purchase of treasury stock	-	-	106,176	-	-	(878,417)	(772,241)
Conversion Class C to Class A	414	(414)	-	-	-	-	-
March 31, 2022	$35,386,304	$5,732,716	$58,379,438	$5,880,118	$187,766,207	$(843,916)	$292,300,867

Net earnings	-	-	-	-	3,574,449	-	3,574,449
Other comprehensive loss	-	-	-	(10,310,485)	-	-	(10,310,485)
Stock-based compensation expense	-	-	220,175	-	-	-	220,175
Exercise of stock options	37,746	-	(2,440)	-	-	-	35,306
Sale of treasury stock	-	-	50,401	-	-	1,119,392	1,169,793
Purchase of treasury stock	-	-	-	-	-	(6,505,050)	(6,505,050)
Conversion Class C to Class A	154,218	(154,218)	-	-	-	-	-
Stock dividends	1,779,108	278,924	6,009,453	-	(8,067,485)	-	-
June 30, 2022	$37,357,376	$5,857,422	$64,657,027	$(4,430,367)	$183,273,171	$(6,229,574)	$280,485,055

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net cash provided by operating activities	$2,181,039	$97,638,887

Cash flows from investing activities:
Purchases of fixed maturity securities	(28,549,767)	(49,382,284)
Sales, calls and maturities of fixed maturity securities	19,851,603	9,286,436
Purchases of equity securities	(5,949,902)	(3,166,256)
Sales of equity securities	5,430,156	1,918,057
Net changes in restricted assets	-	(635,844)
Purchases of restricted assets	(1,148,199)	-
Sales, calls and maturities of restricted assets	64,746	-
Net changes in cemetery perpetual care trust investments	-	330,999
Purchases of cemetery perpetual care trust investments	(355,152)	-
Sales, calls and maturities of perpetual care trust investments	91,504	-
Mortgage loans held for investment, other investments and policy loans made	(326,286,179)	(382,449,025)
Payments received for mortgage loans held for investment, other investments and policy loans	369,206,657	386,898,902
Purchases of property and equipment	(527,285)	(706,058)
Sales of property and equipment	10,973	64,579
Purchases of real estate	(3,971,593)	(11,853,775)
Sales of real estate	20,684,319	13,549,696
Net cash provided by (used in) investing activities	48,551,881	(36,144,573)

Cash flows from financing activities:
Investment contract receipts	6,103,142	5,770,353
Investment contract withdrawals	(7,663,735)	(8,160,796)
Proceeds from stock options exercised	38,879	127,265
Purchases of treasury stock	(2,591,416)	(7,277,291)
Repayment of bank loans	(68,658,021)	(45,217,295)
Proceeds from bank loans	66,000,000	59,618,052
Net change in warehouse line borrowings for loans held for sale	(55,805,126)	(65,362,776)
Net cash used in financing activities	(62,576,277)	(60,502,488)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(11,843,357)	991,826

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	133,483,817	141,414,282

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$121,640,460	$142,406,108

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,056,099	$3,568,862
Income taxes (net of refunds)	17,458,807	407,958

Non Cash Operating, Investing and Financing Activities:
Transfer from mortgage loans held for investment to restricted assets	$1,625,961	$-
Transfer from mortgage loans held for investment to cemetery perpetual care trust investments	1,611,550	-
Transfer from loans held for sale to mortgage loans held for investment	1,150,074	-
Benefit plans funded with treasury stock	1,145,864	3,073,973
Right-of-use assets obtained in exchange for operating lease liabilities	139,095	732,005
Right-of-use assets obtained in exchange for finance lease liabilities	12,332	-
Accrued real estate construction costs and retainage	-	1,782,556

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$110,285,941	$131,296,538
Restricted assets	10,276,918	9,654,673
Cemetery perpetual care trust investments	1,077,601	1,454,897

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$121,640,460	$142,406,108

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

June 30, 2023 (Unaudited)

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

Accounting Standards Issued But Not Yet Adopted

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The standard is aimed at improving the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, the FASB issued an update to ASU No. 2018-12 that requires the standard to be adopted by the Company commencing on January 1, 2025. The Company has made progress in the implementation of the new standard, including the involvement of actuaries, accountants, and systems specialists. However, the Company has not yet estimated the impact the new guidance will have on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments

The Company’s investments as of June 30, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$99,323,377	$50,602	$(2,554,426)	$-	$96,819,553

Obligations of states and political subdivisions	6,757,087	403	(378,987)	-	6,378,503

Corporate securities including public utilities	232,127,146	2,177,346	(11,487,153)	(224,005)	222,593,334

Mortgage-backed securities	33,273,655	169,558	(4,704,791)	-	28,738,422

Redeemable preferred stock	250,000	10,000	-	-	260,000

Total fixed maturity securities available for sale	$371,731,265	$2,407,909	$(19,125,357)	$(224,005)	$354,789,812

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,416,580	$2,976,949	$(591,604)		$12,801,925

Total equity securities at estimated fair value	$10,416,580	$2,976,949	$(591,604)		$12,801,925

Mortgage loans held for investment at amortized cost:
Residential	$95,208,040
Residential construction	121,322,532
Commercial	59,205,487
Less: Unamortized deferred loan fees, net	(1,689,405)
Less: Allowance for credit losses	(2,663,560)
Less: Net discounts	(333,509)

Total mortgage loans held for investment	$271,049,585

Real estate held for investment - net of accumulated depreciation:
Residential	$30,680,836
Commercial	150,282,066

Total real estate held for investment	$180,962,902

Real estate held for sale:
Residential	$1,675,921
Commercial	151,553

Total real estate held for sale	$1,827,474

Other investments and policy loans at amortized cost:
Policy loans	$13,020,654
Insurance assignments	41,157,301
Federal Home Loan Bank stock (2)	2,677,100
Other investments	9,389,786
Less: Allowance for credit losses for insurance assignments	(1,690,693)

Total other investments and policy loans	$64,554,148

Accrued investment income	$10,188,551

Total investments	$896,174,397

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $84,800 of Membership stock and $2,592,300 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

The Company’s investments as of December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$93,182,210	$180,643	$(2,685,277)	$90,677,576

Obligations of states and political subdivisions	6,675,071	13,869	(458,137)	6,230,803

Corporate securities including public utilities	229,141,544	1,909,630	(11,930,773)	219,120,401

Mortgage-backed securities	33,501,686	168,700	(4,100,674)	29,569,712

Redeemable preferred stock	250,000	10,000	-	260,000

Total fixed maturity securities available for sale	$362,750,511	$2,282,842	$(19,174,861)	$345,858,492

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$9,942,265	$2,688,375	$(948,114)	$11,682,526

Total equity securities at estimated fair value	$9,942,265	$2,688,375	$(948,114)	$11,682,526

Mortgage loans held for investment at amortized cost:
Residential	$93,355,623
Residential construction	172,516,125
Commercial	46,311,955
Less: Unamortized deferred loan fees, net	(1,746,605)
Less: Allowance for credit losses	(1,970,311)
Less: Net discounts	(342,860)

Total mortgage loans held for investment	$308,123,927

Real estate held for investment - net of accumulated depreciation:
Residential	$38,437,960
Commercial	152,890,656

Total real estate held for investment	$191,328,616

Real estate held for sale:
Residential	$11,010,029
Commercial	151,553

Total real estate held for sale	$11,161,582

Other investments and policy loans at amortized cost:
Policy loans	$13,095,473
Insurance assignments	46,942,536
Federal Home Loan Bank stock (1)	2,600,300
Other investments	9,479,798
Less: Allowance for credit losses for insurance assignments	(1,609,951)

Total other investments and policy loans	$70,508,156

Accrued investment income	$10,299,826

Total investments	$948,963,125

(1)	Includes $938,500 of Membership stock and $1,661,800 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value at June 30, 2023 and at December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations and inflation. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
At June 30, 2023
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$872,936	$56,265,029	$1,681,490	$28,818,980	$2,554,426	$85,084,009
Obligations of States and Political Subdivisions	159,415	3,758,985	219,572	2,149,115	378,987	5,908,100
Corporate Securities	3,664,905	96,981,686	7,822,248	71,988,258	11,487,153	168,969,944
Mortgage and other asset-backed securities	497,345	5,241,798	4,207,446	20,951,604	4,704,791	26,193,402
Totals	$5,194,601	$162,247,498	$13,930,756	$123,907,957	$19,125,357	$286,155,455

At December 31, 2022
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$2,685,277	$79,400,753	$-	$-	$2,685,277	$79,400,753
Obligations of States and Political Subdivisions	378,067	5,467,910	80,070	429,020	458,137	5,896,930
Corporate Securities	10,935,114	162,995,969	995,659	5,781,822	11,930,773	168,777,791
Mortgage and other asset-backed securities	2,884,731	19,909,907	1,215,943	6,978,745	4,100,674	26,888,652
Totals	$16,883,189	$267,774,539	$2,291,672	$13,189,587	$19,174,861	$280,964,126

Relevant holdings were comprised of 748 securities with fair value of 93.7% of amortized cost at June 30, 2023. Relevant holdings were comprised of 713 securities with fair value of 93.6% of amortized cost at December 31, 2022. Credit losses of $44,505 and nil have been recognized for the three month periods ended June 30, 2023 and 2022, respectively. Credit losses of $224,005 and nil have been recognized for the six month periods ended June 30, 2023 and 2022, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of the recent increases in interest and inflation rates.

Evaluation of Allowance for Credit Losses

See Note 2 regarding the adoption of ASU 2016-13.

On a quarterly basis, the Company evaluates its fixed maturity securities classified as available for sale to identify any potential credit losses. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”). Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for credit loss, unless current market or recent company news could lead to a credit downgrade. Securities with ratings of 3 to 5 are evaluated for credit loss. Securities with a rating of 6 are automatically determined to be impaired and a credit loss is recognized in earnings. The evaluation involves assessing all facts and circumstances surrounding each security including, but not limited to, historical values, interest payment history, projected earnings, and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

Where the decline in fair value of fixed maturity securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and the Company anticipates recovery of all contractual or expected cash flows, the Company does not consider these securities to have credit loss because the Company does not intend to sell these securities and it is not more likely than not the Company will be required to sell these securities before a recovery of amortized cost, which may be at maturity.

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

If the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, a credit loss is recognized in earnings for the amount of the expected credit loss with a corresponding allowance for credit losses as a contra-asset account. The credit loss is included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. The recognized credit loss is limited to the total unrealized loss on the security due to a change in credit.

Amounts on available for sale fixed maturities that are deemed to be uncollectible are written off and removed from the allowance for credit loss. A write-off may also occur if the Company intends to sell a security or when it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost.

The Company does not measure a credit loss allowance on accrued interest receivable, included in accrued investment income on the condensed consolidated balance sheets, as the Company writes off any accrued interest receivable balance to net investment income in a timely manner (after 90 days) when the Company has concerns regarding collectability.

The following table presents a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale:

	Six Months Ended June 30, 2023
	U.S. Treasury Securities And Obligations of U.S. Government Agencies	Obligations of states and political subdivisions	Corporate securities	Mortgage-backed securities	Total

Beginning balance	$-	$-	$-	$-	$-

Additions for credit losses not previously recorded	-	-	179,500	-	179,500
Change in allowance on securities with previous allowance	-	-	44,505	-	44,505
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance	$-	$-	$224,005	$-	$224,005

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

The following table presents a roll forward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale which was required to be presented prior to the adoption of ASU 2016-13:

2022
Balance of credit-related OTTI at January 1	$264,977

Additions for credit impairments recognized on:
Securities not previously impaired	-
Securities previously impaired	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	(39,502)
Securities due to an increase in expected cash flows	-

Balance of credit-related OTTI at June 30	$225,475

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale at June 30, 2023, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$19,976,902	$19,882,628
Due in 2-5 years	149,667,318	144,707,290
Due in 5-10 years	82,678,874	79,333,563
Due in more than 10 years	85,884,516	81,867,909
Mortgage-backed securities	33,273,655	28,738,422
Redeemable preferred stock	250,000	260,000
Total	$371,731,265	$354,789,812

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company had pledged a total of $84,531,263, at estimated fair value, of fixed maturity securities with the FHLB at June 30, 2023. These pledged securities are used as collateral for any FHLB cash advances. As of June 30, 2023, the Company owed nil to the FHLB and its estimated maximum borrowing capacity was $76,274,326.

Credit Quality Indicators

The NAIC assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 are considered “investment grade” while the NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, the Company had 98.0% and 97.7% of its fixed maturity securities rated investment grade as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

	June 30, 2023		December 31, 2022
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$203,707,382	$195,622,815	$197,753,818	$189,691,540
2	160,122,716	151,974,611	156,261,804	148,073,873
3	5,667,117	5,264,194	7,080,305	6,635,786
4	1,720,314	1,563,190	1,377,541	1,157,454
5	262,465	104,832	25,736	39,155
6	1,271	170	1,307	684
Total	$371,481,265	$354,529,812	$362,500,511	$345,598,492

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$-	$233,000	$955,610	$688,651
Gross realized gains	-	-	11,257	2,354
Gross realized losses	-	(7,825)	(54,104)	(7,845)

Securities and cash on deposit with regulatory authorities as required by law amounted to $10,953,870 at June 30, 2023 and $11,032,165 at December 31, 2022. These restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) at June 30, 2023, other than investments issued or guaranteed by the United States Government.

Real Estate Held for Investment and Held for Sale

The Company strategically deploys resources into real estate assets to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development, and mortgage foreclosures.

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

The Company currently owns and operates nine commercial properties in three states. These properties include office buildings, flex office space, and the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company uses bank debt in strategic cases, primarily where it is anticipated to improve yields, or facilitate the acquisition of higher quality assets or asset class diversification.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

The aggregated net book value of commercial real estate serving as collateral for bank loans was $126,954,484 and $129,330,119 as of June 30, 2023, and December 31, 2022, respectively. The associated bank loan carrying values totaled $96,199,103 and $97,112,131 as of June 30, 2023, and December 31, 2022, respectively.

During the three and six month periods ended June 30, 2023, and 2022, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended June 30, 2023, and 2022, the Company recorded depreciation expense on commercial real estate held for investment of $1,576,901 and $1,665,343, respectively, and of $3,142,828 and $2,989,274 during the six month periods ended June 30, 2023, and 2022, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Utah (1)	$144,998,640	$147,627,946	625,920	625,920
Louisiana	2,357,964	2,380,847	31,778	31,778
Mississippi	2,925,462	2,881,863	19,694	19,694

	$150,282,066	$152,890,656	677,392	677,392

(1)	Includes Center53

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2023	December 31, 2022
Mississippi (1)	$151,553	$151,553

	$151,553	$151,553

(1)	Consists of approximately 93 acres of undeveloped land

This property is being marketed with the assistance of commercial real estate brokers in Mississippi.

Residential Real Estate Held for Investment and Held for Sale

The Company occasionally acquires a small portfolio of residential homes primarily as a result of loan foreclosures. The Company has the option to sell these properties or to continue to hold them for expected cash flow and price appreciation. The Company also invests in residential subdivision development.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

During the three and six month periods ended June 30, 2023, and 2022 the Company did not record any impairment losses on residential real estate held for sale or held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended June 30, 2023, and 2022, the Company recorded depreciation expense on residential real estate held for investment of $2,648 and $2,648, respectively, and of $5,296 and $5,296 during the six month periods ended June 30, 2023, and 2022, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2023	December 31, 2022
Utah (1)	$30,680,836	$38,437,960
	$30,680,836	$38,437,960

(1)	Includes residential subdivision development

The following table presents additional information regarding the Company’s residential subdivision development in Utah:

	June 30, 2023	December 31, 2022
Lots developed	42	80
Lots to be developed	931	1,131
Book Value	$30,489,876	$38,241,705

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2023		December 31, 2022
Utah	$1,675,921	(1)	$11,010,029
	$1,675,921		$11,010,029

(1)	Unimproved land

The net book value of foreclosed residential real estate included in residential real estate held for sale was nil and $11,010,029 as of June 30, 2023, and December 31, 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of June 30, 2023, real estate owned and occupied by the Company is summarized as follows:

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

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of June 30, 2023, the Company had 54%, 10%, 8%, 6% and 5%, of its mortgage loans from borrowers located in the states of Utah, Florida, California, Arizona, and Texas, respectively. As of December 31, 2022, the Company had 64%, 10%, 5% and 5% of its mortgage loans from borrowers located in the states of Utah, Florida, California, and Texas, respectively.

Mortgage loans held for investment are carried at their unpaid principal balances adjusted for net deferred fees, charge-offs, premiums, discounts, and the related allowance for credit losses. Interest income is included in net investment income on the condensed consolidated statements of earnings and is recognized when earned. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the terms of the loans. Origination fees are included in net investment income on the condensed consolidated statements of earnings.

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

June 30, 2023 (Unaudited)

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $145,000 and $226,000 as of June 30, 2023, and December 31, 2022, respectively.

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

Commercial loans are evaluated for credit loss by analyzing loan attributes that are predictors for future credit losses. The Company uses a combination of the debt service coverage ratio (“DSCR”) and loan to value (“LTV”) to group similar loans. The Company applies a future loss factor to the outstanding balance of each group to arrive at the allowance for credit loss.

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

June 30, 2023 (Unaudited)

3) Investments (Continued)

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

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
June 30, 2023
Allowance for credit losses:
Beginning balance - January 1, 2023	$187,129	$1,739,980	$43,202	$1,970,311
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	555,807	(192,607)	301,830	665,030	(1)
Change in provision for credit losses	88,119	42,487	(102,387)	28,219	(2)
Charge-offs	-	-	-	-
Ending balance - June 30, 2023	$831,055	$1,589,860	$242,645	$2,663,560

December 31, 2022
Allowance for credit losses:
Beginning balance - January 1, 2022	$187,129	$1,469,571	$43,202	$1,699,902
Change in provision for credit losses	-	270,409	-	270,409	(2)
Charge-offs	-	-	-	-
Ending balance - December 31, 2022	$187,129	$1,739,980	$43,202	$1,970,311

(1)	See Note 2 of the notes to the condensed consolidated financial statements
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
June 30, 2023
30-59 days past due	$5,960,468	$7,202,883	$2,383,665	$15,547,016
60-89 days past due	-	276,674	-	276,674
Over 90 days past due (1)	596,508	1,721,703	-	2,318,211
In process of foreclosure (1)	-	289,922	-	289,922
Total past due	6,556,976	9,491,182	2,383,665	18,431,823
Current	52,648,511	85,716,858	118,938,867	257,304,236
Total mortgage loans	59,205,487	95,208,040	121,322,532	275,736,059
Allowance for credit losses	(831,055)	(1,589,860)	(242,645)	(2,663,560)
Unamortized deferred loan fees, net	(258,265)	(1,134,554)	(296,586)	(1,689,405)
Unamortized discounts, net	(223,847)	(109,662)	-	(333,509)
Net mortgage loans	$57,892,320	$92,373,964	$120,783,301	$271,049,585

December 31, 2022
30-59 days past due	$1,000,000	$3,553,390	$-	$4,553,390
60-89 days past due	-	814,184	-	814,184
Over 90 days past due (1)	-	1,286,211	-	1,286,211
In process of foreclosure (1)	405,000	876,174	-	1,281,174
Total past due	1,405,000	6,529,959	-	7,934,959
Current	44,906,955	86,825,664	172,516,125	304,248,744
Total mortgage loans	46,311,955	93,355,623	172,516,125	312,183,703
Allowance for credit losses	(187,129)	(1,739,980)	(43,202)	(1,970,311)
Unamortized deferred loan fees, net	(199,765)	(1,212,994)	(333,846)	(1,746,605)
Unamortized discounts, net	(230,987)	(111,873)	-	(342,860)
Net mortgage loans	$45,694,074	$90,290,776	$172,139,077	$308,123,927

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing loan to value (“LTV”) and debt service coverage ratios (“DSCR”). Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2023:

Credit Quality Indicator	2023	2022		2021	2020	2019	Prior	Total	% of Total
LTV:
Less than 65%	$17,525,000	$14,375,274		$3,821,772	$-	$3,006,722	$6,898,150	$45,626,918	77.07%
65% to 80%	-	5,630,731		2,100,000	4,913,313	-	-	12,644,044	21.36%
Greater than 80%	-	529,525		405,000	-	-	-	934,525	1.58%

Total	$17,525,000	$20,535,530		$6,326,772	$4,913,313	$3,006,722	$6,898,150	$59,205,487	100.00%

DSCR
>1.20x	$5,725,000	$1,000,000		$2,800,000	$4,913,313	$3,006,722	$2,777,481	$20,222,516	34.16%
1.00x - 1.20x	5,300,000	10,750,376		3,526,772	-	-	4,120,669	23,697,817	40.03%
<1.00x	6,500,000	8,785,154	(1)	-	-	-	-	15,285,154	25.82%

Total	$17,525,000	$20,535,530		$6,326,772	$4,913,313	$3,006,722	$6,898,150	$59,205,487	100.00%

(1)	Commercial construction loan

The Company evaluates and monitors the credit quality of its residential mortgage loans by analyzing loan performance. The Company defines non-performing mortgage loans as loans more than 90 days past due and on a non-accrual status. Monitoring a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Total	% of Total
Performance Indicators:
Performing	$4,842,385	$57,085,363	$7,750,923	$7,737,211	$3,103,802	$12,676,732	$93,196,416	97.89%
Non-performing (1)	-	298,572	365,460	-	317,501	1,030,091	2,011,624	2.11%

Total	$4,842,385	$57,383,935	$8,116,383	$7,737,211	$3,421,303	$13,706,823	$95,208,040	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $289,922 at June 30, 2023

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

The company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2023:

Credit Quality Indicator	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$32,159,616	$49,757,061	$39,405,855	$121,322,532	100.00%
Non-performing	-	-	-	-	0.00%

Total	$32,159,616	$49,757,061	$39,405,855	$121,322,532	100.00%

LTV:
Less than 65%	$22,977,981	$26,504,890	$4,005,001	$53,487,872	44.09%
65% to 80%	9,181,635	23,252,171	35,400,854	67,834,660	55.91%
Greater than 80%	-	-	-	-	0.00%

Total	$32,159,616	$49,757,061	$39,405,855	$121,322,532	100.00%

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
30-59 days past due	$7,756,991	$10,621,443
60-89 days past due	3,093,411	3,997,484
Over 90 days past due	4,844,022	5,813,013
Total past due	15,694,424	20,431,941
Current	25,462,877	26,510,594
Total insurance assignments	41,157,301	46,942,536
Allowance for credit losses	(1,690,693)	(1,609,951)
Net insurance assignments	$39,466,608	$45,332,585

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

The following table presents a roll forward of the allowance for credit losses as a contra-asset account for insurance assignments:

	Allowance
Beginning balance - January 1, 2023	$1,609,951
Change in provision for credit losses	452,326	(1)
Charge-offs	(371,584)
Ending balance - June 30, 2023	$1,690,693

Beginning balance - January 1, 2022	$1,686,218
Change in provision for credit losses	889,480	(1)
Charge-offs	(965,747)
Ending balance - December 31, 2022	$1,609,951

(1)	Included in other expenses on the condensed consolidated statements of earnings

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturity securities:
Gross realized gains	$1,563	$129,512	$17,054	$175,635
Gross realized losses	(36,908)	(9,828)	(91,799)	(10,758)
Net credit loss (provision) release	(44,505)	-	(224,005)	-

Equity securities:
Gains (losses) on securities sold	5,363	81,596	(46,952)	71,317
Unrealized gains and (losses) on securities held at the end of the period	566,633	(2,106,375)	898,064	(2,713,422)

Real estate held for investment and sale:
Gross realized gains	161,028	364,150	161,028	1,239,331
Gross realized losses	-	(94,400)	-	(98,222)

Other assets, including call and put option derivatives:
Gross realized gains	163,410	720,950	214,348	593,699
Gross realized losses	-	-	-	-
Total	$816,584	$(914,395)	$927,738	$(742,420)

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $197,580 in net gains and $720,135 in net losses for the three month periods ended June 30, 2023, and 2022, respectively, and of $251,510 in net gains and $995,876 in net losses for the six month periods ended June 30, 2023, and 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturity securities available for sale	$4,143,768	$2,811,650	$8,156,500	$5,447,866
Equity securities	140,709	119,798	281,216	242,834
Mortgage loans held for investment	9,467,407	9,244,464	17,955,063	17,204,642
Real estate held for investment and sale	4,897,672	4,012,192	8,262,596	7,052,226
Policy loans	207,441	207,301	407,655	513,583
Insurance assignments	4,461,813	4,093,723	9,230,016	9,490,710
Other investments	213,103	98,361	342,160	169,006
Cash and cash equivalents	780,146	108,431	1,567,907	183,732
Gross investment income	24,312,059	20,695,920	46,203,113	40,304,599
Investment expenses	(4,140,085)	(4,724,632)	(8,256,256)	(9,139,005)
Net investment income	$20,171,974	$15,971,288	$37,946,857	$31,165,594

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $1,250,861 and $730,534 for the three month periods ended June 30, 2023 and 2022, respectively, and of $1,852,352 and $1,207,243 for the six month periods ended June 30, 2023 and 2022, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of June 30, 2023	As of December 31, 2022
Fixed maturity securities available for sale	$3,566,511	$3,563,767
Equity securities	12,858	14,496
Mortgage loans held for investment	3,042,343	3,220,709
Real estate held for investment	3,517,092	3,455,305
Policy Loans	42,151	37,951
Cash and cash equivalents	7,596	7,598
Total accrued investment income	$10,188,551	$10,299,826

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

4) Loans Held for Sale

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of June 30, 2023	As of December 31, 2022

Aggregate fair value	$161,310,060	$141,179,620
Unpaid principal balance	162,075,374	141,337,811
Unrealized loss	(765,314)	(158,191)

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and certain other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loan fees	$5,986,802	$7,950,227	$10,375,215	$15,037,410
Interest income	2,620,489	2,923,446	4,627,546	4,955,315
Secondary gains	19,298,213	37,161,287	37,259,571	76,763,900
Change in fair value of loan commitments	(151,382)	(2,247,244)	526,570	428,127
Change in fair value of loans held for sale	(1,401,738)	(3,463,922)	(607,123)	(6,210,487)
Provision for loan loss reserve	(273,631)	(292,896)	(114,020)	(598,922)
Mortgage fee income	$26,078,753	$42,030,898	$52,067,759	$90,375,343

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

4) Loans Held for Sale (Continued)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of June 30, 2023	As of December 31, 2022
Balance, beginning of period	$1,725,667	$2,447,139
Provision on current loan originations (1)	513,431	1,078,812
Charge-offs, net of recaptured amounts	(983,185)	(1,800,284)
Balance, end of period	$1,255,913	$1,725,667

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the six month period ended June 30, 2023, $513,431 in reserves were added at a rate of 4.5 basis points per loan, the equivalent of $450 per $1,000,000 in loans originated. This is an increase over the six month period ended June 30, 2022, when reserves of $598,922 were added at a rate of 2.9 basis points per loan originated, the equivalent of $290 per $1,000,000 in loans originated. The Company will continue to monitor data and economic conditions in order to maintain adequate loss reserves on current production. Thus, the Company believes that the final loan loss reserve as of June 30, 2023, represents its best estimate for adequate loss reserves on loans sold.

5) Stock Compensation Plans

The Company has three fixed option plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Equity Incentive Plan”).

Stock Options

Stock based compensation expense for stock options issued of $142,696 and $220,175 has been recognized for these plans for the three month periods ended June 30, 2023, and 2022, respectively, and $284,883 and $491,922 has been recognized for these plans for the six month periods ended June 30, 2023 and 2022, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of June 30, 2023, the total unrecognized compensation expense related to the options issued was $248,748, which is expected to be recognized over the vesting period.

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

Activity of the stock option plans during the six month period ended June 30, 2023, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at January 1, 2023	976,605	$4.56	1,157,203	$5.31
Adjustment for the effect of stock dividends	38,266		57,859
Granted	16,000		-
Exercised	(214,989)		-
Cancelled	-		-
Outstanding at June 30, 2023	815,882	$4.75	1,215,062	$5.31

As of June 30, 2023:
Options exercisable	764,632	$4.64	1,067,562	$5.18

As of June 30, 2023:
Available options for future grant	171,386		834,750

Weighted average contractual term of options outstanding at June 30, 2023	4.87 years		6.41 years

Weighted average contractual term of options exercisable at June 30, 2023	4.56 years		6.14 years

Aggregated intrinsic value of options outstanding at June 30, 2023 (1)	$3,018,675		$3,815,225

Aggregated intrinsic value of options exercisable at June 30, 2023 (1)	$2,910,455		$3,487,200

(1)	The Company used a stock price of $8.45 as of June 30, 2023 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

5) Stock Compensation Plans (Continued)

Activity of the stock option plans during the six month period ended June 30, 2022, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at January 1, 2022	1,024,351	$4.38	821,146	$5.26
Adjustment for the effect of stock dividends	47,780		41,057
Granted	4,000		-
Exercised	(71,330)		-
Cancelled	(1,591)		-
Outstanding at June 30, 2022	1,003,210	$4.58	862,203	$5.26

As of June 30, 2022:
Options exercisable	955,460	$4.40	747,203	$4.78

As of June 30, 2022:
Available options for future grant	239,795		17,523

Weighted average contractual term of options outstanding at June 30, 2022	4.32 years		6.75 years

Weighted average contractual term of options exercisable at June 30, 2022	4.06 years		6.50 years

Aggregated intrinsic value of options outstanding at June 30, 2022 (1)	$3,891,873		$2,758,643

Aggregated intrinsic value of options exercisable at June 30, 2022 (1)	$3,878,980		$2,748,093

(1)	The Company used a stock price of $8.46 as of June 30, 2022, which was the closing price of the Company’s Class A shares on Nasdaq for that day, to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six month periods ended June 30, 2023 and 2022 was $387,561 and $521,527, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

5) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of nil has been recognized under these plans for the three month periods ended June 30, 2023 and 2022, respectively, and of $742 and nil has been recognized under these plans for the six month periods ended June 30, 2023 and 2022, respectively, and is isncluded in personnel expenses on the condensed consolidated statements of earnings. As of June 30, 2023, the total unrecognized compensation expense related to the RSUs issued was nil. The fair value of each RSU granted is determined based on the Company’s stock price on the date of grant. Prior to December 2022, the Company did not grant any RSUs.

Activity of the RSUs during the six month period ended June 30, 2023 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	1,620	$6.48
Granted	-
Vested	(405)
Non-vested at June 30, 2023	1,215	$6.48

Available RSUs for future grant	$18,380

Aggregated intrinsic value of RSUs outstanding at June 30, 2023 (1)	$2,394

(1)	The Company used a stock price of $8.45 as of June 30, 2023 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net earnings	$6,352,706	$3,574,449	$7,592,878	$6,803,167
Denominator:
Basic weighted-average shares outstanding	22,005,332	22,233,852	22,066,991	22,331,911
Effect of dilutive securities:
Employee stock options	563,301	874,799	550,897	893,689

Diluted weighted-average shares outstanding	22,568,633	23,108,651	22,617,888	23,225,600

Basic net earnings per share	$0.29	$0.16	$0.34	$0.30

Diluted net earnings per share	$0.28	$0.15	$0.34	$0.29

For the six month periods ended June 30, 2023, and 2022, there were 55,125 and 52,500 anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2021	17,642,722	2,866,565

Exercise of stock options	69,096	-
Stock dividends	889,554	139,462
Conversion of Class C to Class A	77,316	(77,316)

Outstanding shares at June 30, 2022	18,678,688	2,928,711

Outstanding shares at December 31, 2022	18,758,031	2,889,859

Exercise of stock options	127,688	-
Vesting of restricted stock units	405	-
Stock dividends	949,675	141,594
Conversion of Class C to Class A	57,901	(57,901)

Outstanding shares at June 30, 2023	19,893,700	2,973,552

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

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

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended June 30, 2023
Revenues from external customers	$48,071,089	$8,812,508	$26,962,562	$-	$83,846,159
Intersegment revenues	2,517,490	84,767	135,807	(2,738,064)	-
Segment profit (loss) before income taxes	9,158,186	2,828,159	(3,837,012)	-	8,149,333

For the Six Months Ended June 30, 2023
Revenues from external customers	$93,486,386	$16,010,904	$53,849,603	$-	$163,346,893
Intersegment revenues	4,027,518	168,603	259,506	(4,455,627)	-
Segment profit (loss) before income taxes	12,841,921	4,612,751	(7,720,451)	-	9,734,221

Identifiable Assets	$1,284,084,674	$89,589,716	$114,402,197	$(89,723,622)	$1,398,352,965
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,286,850,244	$92,077,929	$114,402,197	$(89,723,622)	$1,403,606,748

For the Three Months Ended June 30, 2022
Revenues from external customers	$41,166,269	$7,291,018	$47,109,367	$-	$95,566,654
Intersegment revenues	2,075,987	85,151	77,826	(2,238,964)	-
Segment profit (loss) before income taxes	3,931,784	1,485,938	(687,876)	-	4,729,846

For the Six Months Ended June 30, 2022
Revenues from external customers	$82,668,078	$14,754,212	$100,570,271	$-	$197,992,561
Intersegment revenues	3,771,766	267,740	152,535	(4,192,041)	-
Segment profit before income taxes	4,748,269	3,506,255	918,838	-	9,173,362

Identifiable Assets	$1,229,780,002	$78,739,030	$250,312,796	$(91,917,796)	$1,466,914,032
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,232,545,572	$81,227,243	$250,312,796	$(91,917,796)	$1,472,167,815

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

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

June 30, 2023 (Unaudited)

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

June 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$354,789,812	$-	$353,357,938	$1,431,874
Equity securities	12,801,925	12,801,925	-	-
Loans held for sale	161,310,060	-	-	161,310,060
Restricted assets (1)	1,550,968	-	1,550,968	-
Restricted assets (2)	6,229,193	6,229,193	-	-
Cemetery perpetual care trust investments (1)	420,625	-	420,625	-
Cemetery perpetual care trust investments (2)	3,895,307	3,895,307	-	-
Derivatives - loan commitments (3)	5,949,181	-	-	5,949,181
Total assets accounted for at fair value on a recurring basis	$546,947,071	$22,926,425	$355,329,531	$168,691,115

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(2,715,734)	-	-	(2,715,734)
Total liabilities accounted for at fair value on a recurring basis	$(2,715,734)	$-	$-	$(2,715,734)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2022:

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

June 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	June 30, 2023	Technique	Input(s)	Value	Value	Average
Loans held for sale	$161,310,060	Market approach	Investor contract pricing as a percentage of unpaid principal balance	70.0%	106.0%	100.0%

Derivatives - loan commitments (net)	3,233,447	Market approach	Pull-through rate	65.0%	95.0%	87.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	154 bps	74 bps

Fixed maturity securities available for sale	1,431,874	Broker quotes	Pricing quotes	$100.00	$111.11	$104.72

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Range of Inputs
	December 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2022	Technique	Input(s)	Value	Value	Average
Loans held for sale	$141,179,620	Market approach	Investor contract pricing as a percentage of unpaid principal balance	69.9%	106.1%	99.8%

Derivatives - loan commitments (net)	2,706,877	Market approach	Pull-through rate	65.0%	95.0%	82.2%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	153 bps	73 bps

Fixed maturity securities available for sale	1,435,519	Broker quotes	Pricing quotes	$100.00	$111.11	$104.97

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six month periods ended June 30, 2023:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2022	$2,706,877		$141,179,620	$1,435,519
Originations and purchases	-		1,139,735,241	-
Sales, maturities and paydowns	-		(1,140,477,623)	-
Transfer to mortgage loans held for investment	-		(1,150,074)	-
Total gains (losses):
Included in earnings	526,570	(1)	22,022,896 (1)	-	(2)
Included in other comprehensive income	-		-	(3,645)

Balance - June 30, 2023	$3,233,447		$161,310,060	$1,431,874

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six month periods ended June 30, 2022:

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

June 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month periods ended June 30, 2023:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - March 31, 2023	$3,384,829		$173,015,404	$1,435,519
Originations and purchases	-		607,867,445	-
Sales, maturities and paydowns	-		(628,567,681)	-
Transfer to mortgage loans held for investment	-		(1,150,074)
Total gains (losses):
Included in earnings	(151,382	)(1)	10,144,966 (1)	-	(2)
Included in other comprehensive income	-		-	(3,645)

Balance - June 30, 2023	$3,233,447		$161,310,060	$1,431,874

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month periods ended June 30, 2022:

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

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis at June 30, 2023.

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2022:

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2023 and December 31, 2022.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2023:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$92,373,964	$-	$-	$90,236,721	$90,236,721
Residential construction	120,783,301	-	-	120,783,301	120,783,301
Commercial	57,892,320	-	-	56,552,307	56,552,307
Mortgage loans held for investment, net	$271,049,585	$-	$-	$267,572,329	$267,572,329
Policy loans	13,020,654	-	-	13,020,654	13,020,654
Insurance assignments, net (1)	39,466,608	-	-	39,466,608	39,466,608
Restricted assets (2)	1,377,183	-	-	1,377,183	1,377,183
Cemetery perpetual care trust investments (2)	2,271,516	-	-	2,271,516	2,271,516
Mortgage servicing rights, net	3,442,352	-	-	4,790,912	4,790,912

Liabilities
Bank and other loans payable	$(103,301,721)	$-	$-	$(103,301,721)	$(103,301,721)
Policyholder account balances (3)	(40,389,204)	-	-	(40,878,607)	(40,878,607)
Future policy benefits - annuities (3)	(106,259,062)	-	-	(124,475,238)	(124,475,238)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

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

June 30, 2023 (Unaudited)

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

June 30, 2023 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments:

		June 30, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$344,410,019	$5,949,181	$2,715,734	$453,371,808	$4,089,859	$1,382,979
Call options	Other liabilities	-	-	-	868,600	-	29,715
Put options	Other liabilities	-	-	-	654,500	-	13,888
Total		$344,410,019	$5,949,181	$2,715,734	$454,894,908	$4,089,859	$1,426,582

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Classification	2023	2022	2023	2022
Loan commitments	Mortgage fee income	$(151,382)	$(2,247,244)	$526,570	$428,127

Call and put options	Gains on investments and other assets	$-	$65,033	$49,963	$126,229

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

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

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has a $100,000,000 line of credit with Wells Fargo Bank N.A. The agreement charges interest at the 1-Month SOFR rate plus 2.1% and expires on December 31, 2023 and will not be renewed as a result of the lender exiting the market place. SecurityNational Mortgage is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, the ratio of indebtedness to adjusted tangible net worth, and the liquidity overhead coverage ratio, and a quarterly gross profit of at least $1.00.

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

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with Comerica Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $75,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at the 1-Month SOFR rate plus 2.50% and expires on December 31, 2023 and will not be renewed as a result of the lender exiting the market place. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with U.S Bank. This agreement with the bank allows SecurityNational Mortgage to borrow up to $25,000,000 for the sole purpose of funding mortgage loans. The agreement charges interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR and matures on December 1, 2023. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

10) Reinsurance, Commitments and Contingencies (Continued)

The agreements for warehouse lines include cross default provisions in that a covenant violation under one agreement constitutes a covenant violation under the other agreement. As of June 30, 2023, the Company was not in compliance with the net income covenant and has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event the Company is required to repay the outstanding advances of approximately $7,100,000 on the warehouse line that has not provided a covenant waiver, the Company has sufficient cash and borrowing capacity on the warehouse lines that have provided covenant waivers to fund its origination activities. The Company has performed an internal analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines with other lenders.

Other Contingencies and Commitments

The Company has entered into commitments to fund construction and land development loans and has also provided financing for land acquisition and development. As of June 30, 2023, the Company’s commitments were approximately $170,804,000 for these loans, of which $124,975,445 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

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

June 30, 2023 (Unaudited)

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

The following table presents the MSR activity:

	As of June 30, 2023	As of December 31, 2022
Amortized cost:
Balance before valuation allowance at beginning of year	$3,039,765	$53,060,455
MSR additions resulting from loan sales (1)	694,897	10,243,922
Amortization (2)	(292,310)	(9,078,706)
Sale of MSRs	-	(51,185,906)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$3,442,352	$3,039,765

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$3,442,352	$3,039,765

Estimated fair value of MSRs at end of period	$4,790,912	$3,927,877

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

11) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its June 30, 2023 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2023	363,261
2024	328,177
2025	299,068
2026	266,962
2027	238,917
Thereafter	1,945,967
Total	$3,442,352

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual servicing fees	$233,218	$4,694,969	$643,618	$9,201,229
Late fees	14,008	81,597	63,321	181,635
Total	$247,226	$4,776,566	$706,939	$9,382,864

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of June 30, 2023	As of December 31, 2022
Servicing UPB	$403,651,388	$360,023,384

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
June 30, 2023	8.70	8.24	11.57
December 31, 2022	8.12	8.49	11.95

On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased $51,185,906 and generated a gain of $34,051,938 included in mortgage fee income on the consolidated statements of earnings. Substantially all of the consideration was received by the Company with the remainder subject to certain holdbacks during transfer of the MSRs. The Company completed the physical transfer of files prior to its deadline. The holdbacks have been received in 2023.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

12) Income Taxes

The Company’s overall effective tax rate for the three month periods ended June 30, 2023 and 2022 was 22.0% and 24.4%, respectively, which resulted in a provision for income taxes of $1,796,627 and $1,155,397, respectively, and for the six month periods ended June 30, 2023 and 2022 was 22.0% and 25.8%, respectively, which resulted in a provision for income taxes of $2,141,343 and $2,370,195, respectively The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% due to its benefit for state income taxes, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The decrease in the effective tax rate when compared to the prior year is primarily due to the Company’s state income tax provision.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2023)	$5,392,779	$-	$16,226,836
Closing (June 30, 2023)	5,814,731	-	17,155,722
Increase/(decrease)	421,952	-	928,886

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2022)	$5,298,636	$-	$14,508,022
Closing (December 31, 2022)	5,392,779	-	16,226,836
Increase/(decrease)	94,143	-	1,718,814

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three month periods ended June 30, 2023 and 2022 was $1,116,566 and $1,526,324, respectively, and for the six month periods ended June 30, 2023 and 2022 was $2,236,898 and $2,590,428, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Major goods/service lines
At-need	$4,999,450	$5,598,109	$10,153,486	$11,464,987
Pre-need	2,169,264	1,652,394	3,486,657	2,991,237
	$7,168,714	$7,250,503	$13,640,143	$14,456,224

Timing of Revenue Recognition
Goods transferred at a point in time	$4,528,969	$4,594,656	$8,558,635	$8,775,201
Services transferred at a point in time	2,639,745	2,655,847	5,081,508	5,681,023
	$7,168,714	$7,250,503	$13,640,143	$14,456,224

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net mortuary and cemetery sales	$7,168,714	$7,250,503	$13,640,143	$14,456,224
Gains (losses) on investments and other assets	197,579	(720,135)	251,510	(974,660)
Net investment income	1,343,274	739,272	1,944,765	1,235,731
Other revenues	102,941	21,378	174,486	36,917
Revenues from external customers	8,812,508	7,291,018	16,010,904	14,754,212

14) Receivables

Receivables consist of the following:

	As of June 30, 2023	As of December 31, 2022
Contracts with customers	$5,814,731	$5,392,779
Receivables from sales agents	2,139,563	2,209,185
Other	5,214,235	23,200,919
Total receivables	13,168,529	30,802,883
Allowance for doubtful accounts	(1,492,934)	(2,229,791)
Net receivables	$11,675,595	$28,573,092

The Company records an allowance for credit losses for its receivables in accordance with GAAP. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses:

	Allowance
Beginning balance - January 1, 2023	$2,229,791
Change in provision for credit losses	(651,308	)(1)
Charge-offs	(85,549)
Ending balance - June 30, 2023	$1,492,934

Beginning balance - January 1, 2022	$1,800,725
Change in provision for credit losses	799,888	(1)
Charge-offs	(370,822)
Ending balance - December 31, 2022	$2,229,791

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

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

The components of the cemetery perpetual care investments and obligation as of June 30, 2023, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$258,053	$658	$(2,402)	$-	$256,309
Obligations of states and political subdivisions	95,348	-	(1,182)	-	94,166
Corporate securities including public utilities	76,509	-	(6,359)	-	70,150
Total fixed maturity securities available for sale	$429,910	$658	$(9,943)	$-	$420,625

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,379,217	$705,343	$(189,253)		$3,895,307
Total equity securities at estimated fair value	$3,379,217	$705,343	$(189,253)		$3,895,307

Mortgage loans held for investment at amortized cost:
Residential construction	$2,272,969
Less: Allowance for credit losses	$(1,453)
Total mortgage loans held for investment	$2,271,516

Real estate held for investment: Residential	$1,172

Cash and cash equivalents	$1,077,601

Total cemetery perpetual care trust investments	$7,666,221

Cemetery perpetual care obligation	$(5,207,198)

Trust investments in excess of trust obligations	$2,459,023

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturities securities that were carried at estimated fair value at June 30, 2023 and at December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations and inflation. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$2,402	$176,593	$-	$-	$2,402	$176,593
Obligations of states and political subdivisions	-	-	1,182	94,166	1,182	94,166
Corporate securities including public utilities	-	-	6,359	70,150	6,359	70,150
Total unrealized losses	$2,402	$176,593	$7,541	$164,316	$9,943	$340,909

At December 31, 2022
U.S. Treasury securities and obligations of U.S. Government agencies	$38	$59,392	$-	$-	$38	$59,392
Obligations of states and political subdivisions	1,845	94,612	6,633	71,112	8,478	165,724
Total unrealized losses	$1,883	$154,004	$6,633	$71,112	$8,516	$225,116

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of 5 securities with fair value of 97.2% of amortized cost at June 30, 2023. Relevant holdings were comprised of 5 securities with fair value of 96.4% of amortized cost at December 31, 2022. No credit losses have been recognized for the three and six month periods ended June 30, 2023 and 2022, since the increase in unrealized losses is primarily a result of the recent increases in interest and inflation rates.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale at June 30, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$79,058	$79,716
Due in 2-5 years	255,504	246,743
Due in 5-10 years	41,086	40,513
Due in more than 10 years	54,262	53,653
Total	$429,910	$420,625

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Restricted assets as of June 30, 2023, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$389,640	$-	$(4,212)	$-	$385,428
Obligations of states and political subdivisions	654,307	291	(9,570)	-	645,028
Corporate securities including public utilities	526,586	38	(6,112)	-	520,512
Total fixed maturity securities available for sale	$1,570,533	$329	$(19,894)	$-	$1,550,968

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$5,688,802	$858,975	$(318,583)		$6,229,194
Total equity securities at estimated fair value	$5,688,802	$858,975	$(318,583)		$6,229,194

Mortgage loans held for investment at amortized cost:
Residential construction	$1,379,943
Less: Allowance for credit losses	$(2,760)
Total mortgage loans held for investment	$1,377,183

Cash and cash equivalents (1)	$10,276,918

Total restricted assets	$19,434,263

(1)	Including cash and cash equivalents of $8,006,323 or the life insurance and mortgage segments.

Restricted assets as of December 31, 2022, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$1,033,047	$866	$(15,360)	$1,018,553
Corporate securities including public utilities	201,771	-	(3,016)	198,755
Total fixed maturity securities available for sale	$1,234,818	$866	$(18,376)	$1,217,308

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$4,955,360	$703,049	$(310,165)	$5,348,244
Total equity securities at estimated fair value	$4,955,360	$703,049	$(310,165)	$5,348,244

Mortgage loans held for investment at amortized cost:
Residential construction	$1,731,469

Cash and cash equivalents (1)	$10,638,034

Total restricted assets	$18,935,055

(1)	Including cash and cash equivalents of $8,527,620 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturities securities that were carried at estimated fair value at June 30, 2023 and at December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations and inflation. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$4,212	$385,429	$-	$-	$4,212	$385,429
Obligations of states and political subdivisions	1,266	150,501	8,304	392,384	9,570	542,885
Corporate securities including public utilities	1,787	216,540	4,325	228,121	6,112	444,661
Total unrealized losses	$7,265	$752,470	$12,629	$620,505	$19,894	$1,372,975

At December 31, 2022
Obligations of states and political subdivisions	$11,891	$760,255	$3,469	$58,072	$15,360	$818,327
Corporate securities including public utilities	3,016	198,755	-	-	3,016	198,755
Total unrealized losses	$14,907	$959,010	$3,469	$58,072	$18,376	$1,017,082

Relevant holdings were comprised of 18 securities with fair value of 98.6% of amortized cost at June 30, 2023. Relevant holdings were comprised of 17 securities with fair value of 98.2% of amortized cost at December 31, 2022. No credit losses have been recognized for the three and six month periods ended June 30, 2023 and 2022, since the increase in unrealized losses is primarily a result of the recent increase in interest and inflation rates.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale at June 30, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	705,807	694,536
Due in 5-10 years	111,301	110,683
Due in more than 10 years	753,425	745,749
Total	$1,570,533	$1,550,968

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023 (Unaudited)

16) Accumulated Other Comprehensive Income (loss)

The following summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Unrealized gains (losses) on fixed maturity securities available for sale	$(4,913,327)	$(13,114,816)	$523,602	$(28,486,911)
Amounts reclassified into net earnings	(79,850)	119,684	(298,750)	164,877
Net unrealized gains (losses) before taxes	(4,993,177)	(12,995,132)	224,852	(28,322,034)
Tax (expense) benefit	1,048,567	2,728,977	(47,219)	5,947,627
Net	(3,944,610)	(10,266,155)	177,633	(22,374,407)
Unrealized losses on restricted assets (1)	(6,189)	(43,169)	(2,056)	(115,118)
Tax benefit	1,542	10,754	512	28,676
Net	(4,647)	(32,415)	(1,544)	(86,442)
Unrealized losses on cemetery perpetual care trust investments (1)	(3,738)	(15,868)	(812)	(53,225)
Tax benefit	943	3,953	229	13,259
Net	(2,795)	(11,915)	(583)	(39,966)
Other comprehensive income (loss) changes	$(3,952,052)	$(10,310,485)	$175,506	$(22,500,815)

(1)	Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income (loss) as of June 30, 2023:

	Beginning Balance December 31, 2022	Change for the period	Ending Balance June 30, 2023
Unrealized gains (losses) on fixed maturity securities available for sale	$(13,050,767)	$177,633	$(12,873,134)
Unrealized losses on restricted assets (1)	(13,148)	(1,544)	(14,692)
Unrealized losses on cemetery perpetual care trust investments (1)	(6,362)	(583)	(6,945)
Other comprehensive income (loss)	$(13,070,277)	$175,506	$(12,894,771)

(1)	Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income (loss) as of December 31, 2022:

	Beginning Balance December 31, 2021	Change for the period	Ending Balance December 31, 2022
Unrealized gains (losses) on fixed maturity securities available for sale	$18,021,265	$(31,072,032)	$(13,050,767)
Unrealized gains (losses) on restricted assets (1)	40,192	(53,340)	(13,148)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	8,991	(15,353)	(6,362)
Other comprehensive income (loss)	$18,070,448	$(31,140,725)	$(13,070,277)

(1)	Fixed maturity securities available for sale

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table shows the condensed financial results of the insurance operations for three and six month periods ended June 30, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$28,813	$25,912	11%	$56,781	$52,254	9%
Mortgage fee income	22	-	100%	$66	$-	100%
Net investment income	18,420	15,126	22%	35,175	29,707	18%
Gains on investments and other assets	458	(266)	272%	515	(159)	424%
Other	358	394	(9)%	949	866	10%
Total	$48,071	$41,166	17%	$93,486	$82,668	13%
Intersegment revenue	$2,517	$2,076	21%	$4,028	$3,772	7%
Earnings before income taxes	$9,158	$3,932	133%	$12,842	$4,748	170%

Intersegment revenues are primarily interest income from the warehouse line for loans held for sale provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the six month period ended June 30, 2023 increased due to (a) a $5,468,000 increase in net investment income, (b) a $4,527,000 increase in insurance premiums and other considerations, (c) a $1,494,000 decrease in selling, general and administrative expenses, (d) a $674,000 increase in gains on investments and other assets, (e) a $256,000 increase in intersegment revenue, (f) a $83,000 increase in other revenues, and (g) a $66,000 increase in mortgage fee income, which were partially offset by (i) a $3,183,000 increase in future policy benefits, (ii) a $732,000 increase in amortization of deferred policy acquisition costs, (iii) a $417,000 increase in interest expense, (iv) a 125,000 increase in intersegment interest expense and other expenses, and (v) a $16,000 increase in death, surrenders and other policy benefits.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and six month periods ended June 30, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$3,125	$3,106	1%	$6,400	$6,872	(7)%
Cemetery revenues	4,044	4,144	(2)%	7,240	7,584	(5)%
Net investment income	1,343	739	82%	1,945	1,236	57%
Gains (losses) on investments and other assets	198	(720)	128%	252	(975)	126%
Other	103	21	390%	174	36	383%
Total	$8,813	$7,290	21%	$16,011	$14,753	9%
Earnings before income taxes	$2,828	$1,486	90%	$4,613	$3,506	32%

Profitability in the six month period ended June 30, 2023 increased due to (a) a $1,227,000 increase in gains on investments and other assets, (b) a $709,000 increase in net investment income, (c) a $495,000 increase in cemetery pre-need sales, and (d) a $138,000 increase in other revenues, (e) a $46,000 decrease in amortization of deferred policy acquisition costs, and (f) a $28,000 decrease in intersegment interest expense and other expenses, which were partially offset by (i) an $839,000 decrease in mortuary at-need sales, (ii) a $473,000 decrease in cemetery at-need sales, (iii) a $116,000 increase in selling, general and administrative expenses, (iv) a $99,000 decrease in intersegment revenues, and a (v) 9,000 increase in cost of goods and services sold.

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

SecurityNational Mortgage receive fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 5% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer. On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased by $51,185,906.

Mortgage rates have followed the US Treasury yields up in response to the higher than expected inflation and the expectation that the Federal Reserve will continue to raise rates in the near term. As expected, the rapid increase in mortgage rates has resulted in a decrease in loan originations classified as ‘refinance.’ Higher mortgage rates have also had a negative effect on loan originations classified as ‘purchases,’ although not as significant as those in the refinance classification.

For the six month periods ended June 30, 2023 and 2022, SecurityNational Mortgage originated 3,738 loans ($1,139,735,000 total volume) and 6,419 loans ($2,049,959,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six month periods ended June 30, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$19,276	$37,161	(48)%	$37,193	$76,764	(52)%
Income from loan originations	8,334	10,581	(21)%	14,889	19,393	(23)%
Change in fair value of loans held for sale	(1,402)	(3,464)	(60)%	(607)	(6,210)	(90)%
Change in fair value of loan commitments	(151)	(2,247)	(93)%	527	428	23%
Net investment income	409	106	286%	827	223	271%
Gains on investments and other assets	161	72	124%	161	391	(59)%
Other	336	4,901	(93)%	860	9,581	(91)%
Total	$26,963	$47,110	(43)%	$53,850	$100,570	(46)%
Earnings before income taxes	$(3,837)	$(688)	(458)%	$(7,720)	$919	(940)%

Included in other revenues is service fee income. Profitability for the six month period ended June 30, 2023 decreased due to (a) a $39,571,000 decrease in secondary gains from investors, (b) a $8,721,000 decrease in other revenues, (c) a $4,504,000 decrease in income from loan originations, (d) a $274,000 increase in rent and rent related expenses, (e) a $230,000 decrease in gains on investments and other assets, and (f) a $167,000 increase in intersegment interest expense and other expenses, which were partially offset by (i) a $18,025,000 decrease in commissions, (ii) a $9,849,000 decrease in personnel expenses, (iii) a $7,503,000 decrease in other expenses, (iv) a $5,603,000 increase in the fair value of loans held for sale, (v) a $1,200,000 decrease in costs related to funding mortgage loans, (v) a $1,177,000 decrease in interest expense, (vi) a $661,000 decrease in advertising expenses, (vii) a $604,000 increase in net investment income, (viii) a $107,000 increase in intersegment revenues, and (ix) a $99,000 increase in the fair value of loan commitments.

Consolidated Results of Operations

Three month period ended June 30, 2023, Compared to Three month period ended June 30, 2022

Total revenues decreased by $11,721,000, or 12.3%, to $83,846,000 for the three month period ended June 30, 2023, from $95,567,000 for the comparable period in 2022. Contributing to this decrease in total revenues was a $15,952,000 decrease in mortgage fee income, a $4,520,000 decrease in other revenues, and an $82,000 decrease in net mortuary and cemetery sales, which were partially offset by a $4,201,000 increase in net investment income, a $1,731,000 increase in gains on investments and other assets, and a $2,901,000 increase in insurance premiums and other considerations.

Mortgage fee income decreased by $15,952,000, or 38.0%, to $26,079,000, for the three month period ended June 30, 2023, from $42,031,000 for the comparable period in 2022. This decrease was primarily due to a $17,863,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market due to the decline in origination activity because of increasing interest rates, and a $2,247,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve, which were partially offset by a $2,096,000 increase in the fair value of loan commitments and a $2,062,000 increase in the fair value of loans held for sale.

Insurance premiums and other considerations increased by $2,901,000, or 11.2%, to $28,813,000 for the three month period ended June 30, 2023, from $25,912,000 for the comparable period in 2022. This increase was primarily due to an increase of $2,829,000 in first year premiums and an increase of $72,000 in renewal premiums.

Net investment income increased by $4,201,000, or 26.3%, to $20,172,000 for the three month period ended June 30, 2023, from $15,971,000 for the comparable period in 2022. This increase was primarily attributable to a $1,332,000 increase in fixed maturity securities income, an $885,000 increase in real estate income, a $672,000 increase in interest on cash and cash equivalents, a $585,000 decrease in investment expenses, a $368,000 increase in insurance assignment income, a $223,000 increase in mortgage loan interest, a $115,000 increase in other investment income, and a $21,000 increase in equity securities income.

Net mortuary and cemetery sales decreased by $82,000, or 1.1%, to $7,169,000 for the three month period ended June 30, 2023, from $7,250,000 for the comparable period in 2022. This decrease was primarily due to a $617,000 decrease in cemetery at-need sales, which were partially offset by a $517,000 increase in cemetery pre-need sales and an $18,000 increase in mortuary at-need sales.

Gains on investments and other assets increased by $1,731,000, or 189.3%, to $817,000 in net gains for the three month period ended June 30, 2023, from $914,000 in net losses for the comparable period in 2022. This increase in gains on investments and other assets was primarily due to a $2,597,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity, which were partially offset by securities a $558,000 decrease in gains on other assets, a $199,000 decrease in gains on fixed maturity securities, and a $109,000 decrease in gains on real estate.

Other revenues decreased by $4,520,000, or 85.0%, to $797,000 for the three month period ended June 30, 2023, from $5,316,000 for the comparable period in 2022. This decrease was primarily attributable to a decrease in servicing fee revenue as a result of the sale of certain mortgage servicing rights in October 2022.

Total benefits and expenses were $75,697,000, or 90.3% of total revenues, for the three month period ended June 30, 2023, as compared to $90,837,000, or 95.1% of total revenues, for the comparable period in 2022.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,313,000 or 10.2%, to $24,906,000 for the three month period ended June 30, 2023, from $22,593,000 for the comparable period in 2022. This increase was primarily the result of a $1,899,000 increase in future policy benefits and a $616,000 increase in death benefits, which were partially offset by a $203,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $198,000, or 4.9%, to $4,251,000 for the three month period ended June 30, 2023, from $4,053,000 for the comparable period in 2022. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $17,174,000, or 28.1%, to $43,873,000 for the three month period ended June 30, 2023, from $61,047,000 for the comparable period in 2022. This decrease was primarily the result of a $7,661,000 decrease in commissions, a $4,997,000 decrease in personnel expenses, a $3,771,000 decrease in other expenses, a $630,000 decrease in advertising expense, a $203,000 decrease in costs related to funding mortgage loans, and a $41,000 decrease in depreciation on property and equipment, which were partially offset by a $129,000 increase in rent and rent related expenses.

Interest expense decreased by $485,000, or 25.5%, to $1,415,000 for the three month period ended June 30, 2023, from $1,900,000 for the comparable period in 2022. This decrease was primarily due to a decrease of $776,000 in interest expense on mortgage warehouse lines for loans held for sale, which was partially offset by an increase of $291,000 in interest expense on bank loans.

Six month period ended June 30, 2023, Compared to Six month period ended June 30, 2022

Total revenues decreased by $34,646,000, or 17.5%, to $163,347,000 for the six month period ended June 30, 2023, from $197,993,000 for the comparable period in 2022. Contributing to this decrease in total revenues was a $38,308,000 decrease in mortgage fee income, a $8,500,000 decrease in other revenues, and an $816,000 decrease in net mortuary and cemetery sales, which were partially offset by a $6,781,000 increase in net investment income, a $4,527,000 increase in insurance premiums and other considerations, and a $1,670,000 increase in gains on investments and other assets.

Mortgage fee income decreased by $38,308,000, or 42.4%, to $52,068,000, for the six month period ended June 30, 2023, from $90,375,000 for the comparable period in 2022. This decrease was primarily due to a $39,504,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market due to the decline in origination activity because of increasing interest rates and a $4,505,000 decrease in loan fees and interest income net of a decrease in the provision for loan loss reserve, which were partially offset by a $5,603,000 increase in the fair value of loans held for sale and a $98,000 increase in the fair value of loan commitments.

Insurance premiums and other considerations increased by $4,527,000, or 8.7%, to $56,781,000 for the six month period ended June 30, 2023, from $52,254,000 for the comparable period in 2022. This increase was primarily due to an increase of $4,018,000 in first year premiums and an increase of $509,000 in renewal premiums.

Net investment income increased by $6,781,000, or 21.8%, to $37,947,000 for the six month period ended June 30, 2023, from $31,165,000 for the comparable period in 2022. This increase was primarily attributable to a $2,709,000 increase in fixed maturity securities income, a $1,384,000 increase in interest on cash and cash equivalents, a $1,210,000 increase in real estate income, an $883,000 decrease in investment expenses, a $750,000 increase in mortgage loan interest, a $173,000 increase in income from other investments, and a $39,000 increase in equity securities income, which were partially offset by a $261,000 decrease in insurance assignment income and a $106,000 decrease in policy loan income.

Net mortuary and cemetery sales decreased by $816,000, or 5.6%, to $13,640,000 for the six month period ended June 30, 2023, from $14,456,000 for the comparable period in 2022. This decrease was primarily due to an $839,000 decrease in cemetery at-need sales and a $472,000 decrease in mortuary at-need sales, which were partially offset by a $495,000 increase in cemetery pre-need sales.

Gains on investments and other assets increased by $1,670,000, or 225.00%, to $928,000 in gains for the six month period ended June 30, 2023, from $742,000 in losses for the comparable period in 2022. This increase in gains on investments and other assets was primarily due to a $3,493,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities, which were partially offset by a $980,000 decrease in gains on real estate, a $464,000 decrease in gains on fixed maturity securities, and $379,000 decrease in gains on other assets.

Other revenues decreased by $8,500,000, or 81.1%, to $1,984,000 for the six month period ended June 30, 2023, from $10,484,000 for the comparable period in 2022. This decrease was primarily attributable to a decrease in servicing fee revenue as a result of the sale of certain mortgage servicing rights in October 2022.

Total benefits and expenses were $153,613,000, or 94.0% of total revenues, for the six month period ended June 30, 2023, as compared to $188,819,000, or 95.4% of total revenues, for the comparable period in 2022.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $3,200,000 or 6.7%, to $50,772,000 for the six month period ended June 30, 2023, from $47,572,000 for the comparable period in 2022. This increase was primarily the result of a $3,183,000 increase in future policy benefits and a $410,000 increase in death benefits, which was partially offset by a $393,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $685,000, or 8.1%, to $9,135,000 for the six month period ended June 30, 2023, from $8,450,000 for the comparable period in 2022. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $38,341,000, or 30.3%, to $88,401,000 for the six month period ended June 30, 2023, from $126,742,000 for the comparable period in 2022. This decrease was primarily the result of a $17,890,000 decrease in commissions, a $9,909,000 decrease in personnel expenses, a $8,082,000 decrease in other expenses, a $1,438,000 decrease in advertising expense, a $1,200,000 decrease in costs related to funding mortgage loans, and a $68,000 decrease in depreciation on property and equipment, which were partially offset by a $246,000 increase in rent and rent related expenses.

Interest expense decreased by $759,000, or 20.9%, to $2,868,000 for the six month period ended June 30, 2023, from $3,627,000 for the comparable period in 2022. This decrease was primarily due to a decrease of $1,177,000 in interest expense on mortgage warehouse lines for loans held for sale, which was partially offset by an increase of $418,000 in interest expense on bank loans.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees from mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses. As of June 30, 2023, the Company was not in compliance with the net income covenant and has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event the Company is required to repay the outstanding advances of approximately $7,100,000 on the warehouse line that has not provided a covenant waiver, the Company has sufficient cash and borrowing capacity on the warehouse lines that have provided covenant waivers to fund its origination activities. The Company has done an internal analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines with other lenders.

During the six month periods ended June 30, 2023 and 2022, the Company’s operations provided cash of $2,181,000 and $97,639,000, respectively. The decrease in cash provided by operations was due primarily to decreased proceeds from the sale of mortgage loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $340,331,000 (at estimated fair value) and $345,598,000 (at estimated fair value) as of June 30, 2023 and December 31, 2022, respectively. This represented 38.0% and 36.4% of the total investments as of June 30, 2023, and December 31, 2022, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2023, 2.0% (or $6,932,000) and at December 31, 2022, 2.2% (or $7,833,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company is subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2023 and December 31, 2022, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $402,064,000 as of June 30, 2023, as compared to $454,499,000 as of December 31, 2022. Stockholders’ equity as a percent of total capitalization was 74.3% and 64.4% as of June 30, 2023, and December 31, 2022, respectively. Bank loans and other loans payable decreased by $58,411,000 as of June 30, 2023, as compared to December 31, 2022, which was partially offset by an increase in stockholders’ equity of $5,976,000 as of June 30, 2023 as compared to December 31, 2022, thus causing the increase in the stockholders’ equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2022 was 4.3% as compared to a rate of 4.8% for 2021. The 2023 lapse rate to date has been approximately the same as 2022.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $99,865,000 and $94,254,000 as of June 30, 2023, and December 31, 2022, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

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

Disclosure Controls and Procedures

As of June 30, 2023, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company’s repurchase activity during the three month period ended June 30, 2023 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
4/1/2023-4/30/2023	-	$-	-	318,043
5/1/2023-5/31/2023	-	-	-	318,043
6/1/2023-6/30/2023	-	-	-	318,043

Total	-	$-	-	318,043

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

During the three-month period ended June 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: August 14, 2023	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2023	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

