Form 10-Q
period 2023-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2023-11-14
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

As of November 3, 2023, the registrant had 20,008,016 shares of Class A Common Stock, $2.00 par value, outstanding and 2,971,854 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2023

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $380,283,562 and $362,750,511 for 2023 and 2022, respectively; net of allowance for credit losses of $211,500 and nil for 2023 and 2022, respectively)	$356,448,259	$345,858,492
Equity securities at estimated fair value (cost of $10,470,974 and $9,942,265 for 2023 and 2022, respectively)	12,309,544	11,682,526
Mortgage loans held for investment (net of allowance for credit losses of $2,612,944 and $1,970,311 for 2023 and 2022, respectively)	249,307,098	308,123,927
Real estate held for investment (net of accumulated depreciation of $28,516,470 and $23,793,204 for 2023 and 2022, respectively)	184,691,463	191,328,616
Real estate held for sale	4,764,367	11,161,582
Other investments and policy loans (net of allowance for credit losses of $1,555,261 and $1,609,951 for 2023 and 2022, respectively)	66,253,417	70,508,156
Accrued investment income	12,266,695	10,299,826
Total investments	886,040,843	948,963,125
Cash and cash equivalents	134,751,854	120,919,805
Loans held for sale at estimated fair value	152,546,566	141,179,620
Receivables (net of allowance for credit losses of $1,520,801 and $2,229,791 for 2023 and 2022, respectively)	15,498,951	28,573,092
Restricted assets (including $7,847,136 and $6,565,552 for 2023 and 2022 respectively, at estimated fair value; net of allowance for credit losses of $2,232 and nil for 2023 and 2022, respectively)	19,907,485	18,935,055
Cemetery perpetual care trust investments (including $4,223,197 and $3,859,893 for 2023 and 2022, respectively, at estimated fair value; net of allowance for credit losses of $3,933 and nil for 2023 and 2022, respectively)	7,640,990	7,276,210
Receivable from reinsurers	14,764,228	15,033,938
Cemetery land and improvements	9,068,760	9,101,474
Deferred policy and pre-need contract acquisition costs	114,422,565	108,655,128
Mortgage servicing rights, net	3,494,723	3,039,765
Property and equipment, net	19,580,298	20,579,649
Value of business acquired	8,922,400	9,803,736
Goodwill	5,253,783	5,253,783
Other	21,878,789	23,798,512

Total Assets	$1,413,772,235	$1,461,112,892

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2023 (Unaudited)	December 31, 2022
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$908,917,966	$889,327,303
Unearned premium reserve	2,611,873	2,773,616
Bank and other loans payable	108,431,028	161,712,804
Deferred pre-need cemetery and mortuary contract revenues	17,573,212	16,226,836
Cemetery perpetual care obligation	5,265,166	5,099,542
Accounts payable	2,977,402	5,361,449
Other liabilities and accrued expenses	56,431,051	57,113,888
Income taxes	13,670,993	30,710,527
Total liabilities	1,115,878,691	1,168,325,965

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 20,007,611 shares issued and outstanding as of September 30, 2023 and 18,758,031 shares issued and outstanding as of December 31, 2022	40,015,222	37,516,062
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 2,971,854 shares issued and outstanding as of September 30, 2023 and 2,889,859 shares issued and outstanding as of December 31, 2022	5,943,708	5,779,718
Additional paid-in capital	72,190,361	64,767,769
Accumulated other comprehensive loss, net of taxes	(18,282,298)	(13,070,277)
Retained earnings	204,117,486	202,160,306
Treasury stock at cost - 870,523 Class A shares and 35,717 Class C shares as of September 30, 2023; and 525,870 Class A shares and 34,016 Class C shares as of December 31, 2022	(6,090,935)	(4,366,651)

Total stockholders’ equity	297,893,544	292,786,927

Total Liabilities and Stockholders’ Equity	$1,413,772,235	$1,461,112,892

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Mortgage fee income	$24,936,019	$28,607,888	$77,003,778	$118,983,231
Insurance premiums and other considerations	28,906,803	26,237,417	85,687,394	78,491,364
Net investment income	19,248,463	18,603,070	57,195,320	49,768,664
Net mortuary and cemetery sales	7,234,031	6,470,363	20,874,174	20,926,587
Losses on investments and other assets	(932,414)	(2,178,952)	(4,676)	(2,921,372)
Other	848,825	5,737,434	2,832,630	16,221,307
Total revenues	80,241,727	83,477,220	243,588,620	281,469,781

Benefits and expenses:
Death benefits	14,678,251	13,996,753	46,811,922	45,720,503
Surrenders and other policy benefits	1,467,066	1,337,507	3,550,416	3,814,442
Increase in future policy benefits	9,476,678	7,389,732	26,031,421	20,761,276
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,480,457	5,061,713	13,615,359	13,511,235
Selling, general and administrative expenses:
Commissions	10,467,796	15,004,275	30,877,232	53,303,814
Personnel	20,234,106	24,392,703	62,705,033	76,772,417
Advertising	994,433	1,372,636	2,863,597	4,680,169
Rent and rent related	1,677,701	1,701,164	5,285,492	5,062,696
Depreciation on property and equipment	590,168	636,246	1,765,797	1,880,095
Costs related to funding mortgage loans	1,563,172	1,371,315	5,246,881	6,255,415
Other	7,124,347	11,178,276	22,308,291	34,444,040
Interest expense	1,151,534	2,136,763	4,019,669	5,764,327
Cost of goods and services sold-mortuaries and cemeteries	1,177,328	1,200,481	3,614,599	3,628,334
Total benefits and expenses	75,083,037	86,779,564	228,695,709	275,598,763

Earnings (loss) before income taxes	5,158,690	(3,302,344)	14,892,911	5,871,018
Income tax benefit (expense)	(1,117,397)	949,159	(3,258,740)	(1,421,036)

Net earnings (loss)	$4,041,293	$(2,353,185)	$11,634,171	$4,449,982

Net earnings (loss) per Class A Equivalent common share (1)	$0.18	$(0.11)	$0.53	$0.20

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$0.18	$(0.10)	$0.51	$0.19

Weighted-average Class A equivalent common shares outstanding (1)	22,063,495	21,976,292	22,066,243	22,213,846

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	22,831,726	22,695,996	22,700,342	23,036,213

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings (loss)	$4,041,293	$(2,353,185)	$11,634,171	$4,449,982
Other comprehensive income:
Unrealized losses on fixed maturity securities available for sale	$(6,805,602)	(13,523,240)	(6,580,750)	(41,845,274)
Unrealized gains (losses) on restricted assets (1)	(12,284)	27,060	(14,340)	(88,058)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(2,487)	28,931	(3,299)	(24,294)
Other comprehensive loss, before income tax	(6,820,373)	(13,467,249)	(6,598,389)	(41,957,626)
Income tax benefit	1,432,846	2,825,936	1,386,368	8,815,498
Other comprehensive loss, net of income tax	(5,387,527)	(10,641,313)	(5,212,021)	(33,142,128)
Comprehensive income (loss)	$(1,346,234)	$(12,994,498)	$6,422,150	$(28,692,146)

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2023
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2023	$37,516,062	$5,779,718	$64,767,769	$(13,070,277)	$202,160,306	$(4,366,651)	$292,786,927

Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	-	-	-	-	(671,506)	-	(671,506)
Net earnings	-	-	-	-	1,240,172	-	1,240,172
Other comprehensive income	-	-	-	4,127,558	-	-	4,127,558
Stock-based compensation expense	-	-	143,671	-	-	-	143,671
Exercise of stock options	96,092	-	(62,073)	-	-	-	34,019
Sale of treasury stock	-	-	(43,493)	-	-	620,651	577,158
Purchase of treasury stock	-	-	-	-	-	(1,204,357)	(1,204,357)
Conversion Class C to Class A	1,872	(1,872)	-	-	-	-	-
March 31, 2023	$37,614,026	$5,777,846	$64,805,874	$(8,942,719)	$202,728,972	$(4,950,357)	$297,033,642

Net earnings	-	-	-	-	6,352,706	-	6,352,706
Other comprehensive loss	-	-	-	(3,952,052)	-	-	(3,952,052)
Stock-based compensation expense	-	-	141,954	-	-	-	141,954
Exercise of stock options	159,284	-	(154,424)	-	-	-	4,860
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	(54,350)	-	-	623,056	568,706
Purchase of treasury stock	-	-	126,990	-	-	(1,514,049)	(1,387,059)
Conversion Class C to Class A	113,930	(113,930)	-	-	-	-	-
Stock dividends	1,899,350	283,188	6,820,431	-	(9,002,969)	-	-
June 30, 2023	$39,787,400	$5,947,104	$71,685,665	$(12,894,771)	$200,078,709	$(5,841,350)	$298,762,757

Net earnings	-	-	-	-	4,041,293	-	4,041,293
Other comprehensive loss	-	-	-	(5,387,527)	-	-	(5,387,527)
Stock-based compensation expense	-	-	145,973	-	-	-	145,973
Exercise of stock options	223,006	-	(196,926)	-	-	-	26,080
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	98,387	-	-	458,530	556,917
Purchase of treasury stock	-	-	456,166	-	-	(708,115)	(251,949)
Conversion Class C to Class A	3,396	(3,396)	-	-	-	-	-
Stock dividends	610	-	1,906	-	(2,516)	-	-
September 30, 2023	$40,015,222	$5,943,708	$72,190,361	$(18,282,298)	$204,117,486	$(6,090,935)	$297,893,544

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net cash provided by operating activities	$18,383,768	$109,318,230

Cash flows from investing activities:
Purchases of fixed maturity securities	(50,158,586)	(115,680,915)
Sales, calls and maturities of fixed maturity securities	33,160,924	11,695,675
Purchases of equity securities	(6,464,200)	(3,591,283)
Sales of equity securities	5,891,964	2,295,931
Purchases of restricted assets	(1,836,290)	(1,157,021)
Sales, calls and maturities of restricted assets	387,049	-
Purchases of cemetery perpetual care trust investments	(493,833)	-
Sales, calls and maturities of perpetual care trust investments	177,932	325,908
Mortgage loans held for investment, other investments and policy loans made	(467,172,350)	(569,434,389)
Payments received for mortgage loans held for investment, other investments and policy loans	532,511,486	577,997,140
Purchases of property and equipment	(791,569)	(966,375)
Sales of property and equipment	-	62,561
Purchases of real estate	(17,219,245)	(20,892,501)
Sales of real estate	25,727,541	22,941,365
Net cash provided by (used in) investing activities	53,720,823	(96,403,904)

Cash flows from financing activities:
Investment contract receipts	9,323,700	8,853,710
Investment contract withdrawals	(11,657,189)	(11,964,046)
Proceeds from stock options exercised	64,959	127,265
Purchases of treasury stock	(2,843,365)	(7,277,291)
Repayment of bank loans	(69,133,305)	(48,383,522)
Proceeds from bank loans	68,500,000	59,618,050
Net change in warehouse line borrowings for loans held for sale	(52,720,401)	(61,081,557)
Net cash used in financing activities	(58,465,601)	(60,107,391)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	13,638,990	(47,193,065)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	133,483,817	141,414,282

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$147,122,807	$94,221,217

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,182,368	$5,646,811
Income taxes (net of refunds)	18,911,907	468,578

Non Cash Operating, Investing and Financing Activities:
Transfer from mortgage loans held for investment to restricted assets	$1,625,961	$-
Transfer from mortgage loans held for investment to cemetery perpetual care trust investments	6,111,550	-
Transfer from loans held for sale to mortgage loans held for investment	3,017,626	49,428,757
Benefit plans funded with treasury stock	1,702,781	4,214,440
Right-of-use assets obtained in exchange for operating lease liabilities	139,095	1,164,287
Right-of-use assets obtained in exchange for finance lease liabilities	12,332	-
Accrued real estate construction costs and retainage	-	1,401,437

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$134,751,854	$84,947,720
Restricted assets	10,946,379	8,276,613
Cemetery perpetual care trust investments	1,424,574	996,884

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$147,122,807	$94,221,217

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Banking Environment.

On March 10, 2023 and March 12, 2023, Silicon Valley Bank and Signature Bank were placed in receivership with the Federal Deposit Insurance Corporation (FDIC). Normal banking activities resumed shortly thereafter. On May 1, 2023, First Republic Bank was placed in receivership with the FDIC and was immediately purchased by a national bank.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

2) Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

ASU No. 2016-13: “Financial Instruments – Credit Losses (Topic 326)” — Issued in September 2016, ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis (such as mortgage loans held for investment and held to maturity debt securities) and available for sale debt securities. For assets held at an amortized cost basis, Topic 326 eliminates the probable initial recognition threshold and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. The Company adopted this standard on January 1, 2023, and after a review of the affected assets, decreased the opening balance of retained earnings in stockholders’ equity by $671,506 on January 1, 2023. The allowances for credit losses increased (decreased) by the following amounts.

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

Accounting Standards Issued But Not Yet Adopted

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The standard is aimed at improving the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplifying amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, the FASB issued an update to ASU No. 2018-12 that requires the standard to be adopted by the Company commencing on January 1, 2025. The Company is nearing completion of its analysis and implementation of the new standard, including the identification of cohorts, system updates, design and a preliminary analysis of the Company’s “Cold Start.” The Company has engaged its team of actuaries, accountants, and systems specialists and consulted external system providers as part of the implementation. The Company is in the process of estimating the impact of the new guidance on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments

The Company’s investments as of September 30, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$108,680,913	$5,981	$(2,498,554)	$-	$106,188,340

Obligations of states and political subdivisions	6,649,289	218	(586,789)	-	6,062,718

Corporate securities including public utilities	231,814,067	600,075	(15,412,932)	(211,500)	216,789,710

Mortgage-backed securities	32,889,293	13,422	(5,755,224)	-	27,147,491

Redeemable preferred stock	250,000	10,000	-	-	260,000

Total fixed maturity securities available for sale	$380,283,562	$629,696	$(24,253,499)	$(211,500)	$356,448,259

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,470,974	$2,684,920	$(846,350)		$12,309,544

Total equity securities at estimated fair value	$10,470,974	$2,684,920	$(846,350)		$12,309,544

Mortgage loans held for investment at amortized cost:
Residential	$96,591,643
Residential construction	101,295,751
Commercial	55,991,027
Less: Unamortized deferred loan fees, net	(1,629,546)
Less: Allowance for credit losses	(2,612,944)
Less: Net discounts	(328,833)

Total mortgage loans held for investment	$249,307,098

Real estate held for investment - net of accumulated depreciation:
Residential	$38,034,997
Commercial	146,656,466

Total real estate held for investment	$184,691,463

Real estate held for sale:
Residential	$2,285,707
Commercial	2,478,660

Total real estate held for sale	$4,764,367

Other investments and policy loans at amortized cost:
Policy loans	$13,154,845
Insurance assignments	42,624,001
Federal Home Loan Bank stock (2)	2,699,300
Other investments	9,330,532
Less: Allowance for credit losses for insurance assignments	(1,555,261)

Total other investments and policy loans	$66,253,417

Accrued investment income	$12,266,695

Total investments	$886,040,843

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $978,600 of Membership stock and $1,720,700 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2023, and December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
September 30, 2023
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$331,740	$36,115,986	$2,166,815	$69,967,155	$2,498,555	$106,083,141
Obligations of States and Political Subdivisions	155,458	1,469,753	431,331	4,142,748	586,789	5,612,501
Corporate Securities	4,092,910	86,409,480	11,320,021	106,047,158	15,412,931	192,456,638
Mortgage and other asset-backed securities	123,790	4,627,445	5,631,434	22,003,452	5,755,224	26,630,897
Totals	$4,703,898	$128,622,664	$19,549,601	$202,160,513	$24,253,499	$330,783,177

December 31, 2022
U.S. Treasury Securities And Obligations of U.S. Government Agencies	$2,685,277	$79,400,753	$-	$-	$2,685,277	$79,400,753
Obligations of States and Political Subdivisions	378,067	5,467,910	80,070	429,020	458,137	5,896,930
Corporate Securities	10,935,114	162,995,969	995,659	5,781,822	11,930,773	168,777,791
Mortgage and other asset-backed securities	2,884,731	19,909,907	1,215,943	6,978,745	4,100,674	26,888,652
Totals	$16,883,189	$267,774,539	$2,291,672	$13,189,587	$19,174,861	$280,964,126

Relevant holdings were comprised of 816 securities with fair values aggregating 93.2% of the aggregate amortized cost as of September 30, 2023. Relevant holdings were comprised of 703 securities with fair values aggregating 93.1% of the aggregate amortized cost as of December 31, 2022. Credit loss provision (release) of $(1,741) and nil have been recognized for the three month periods ended September 30, 2023 and 2022, respectively. Credit loss provision (release) of $222,264 and nil have been recognized for the nine month periods ended September 30, 2023 and 2022, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of the recent increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

Evaluation of Allowance for Credit Losses

See Note 2 regarding the adoption of ASU 2016-13.

On a quarterly basis, the Company evaluates its fixed maturity securities classified as available for sale to identify any potential credit losses. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”) and other industry rating agencies. Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for credit loss, unless current market data or recent company news could lead to a credit downgrade. Securities with ratings of 3 to 5 are evaluated for credit loss. The evaluation involves assessing all facts and circumstances surrounding each security including, but not limited to, historical values, interest payment history, projected earnings, and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. Securities with a rating of 6 are automatically determined to be impaired and a credit loss is recognized in earnings.

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

If the Company does not intend to sell a debt security and it is less likely than not that the Company will be required to sell the debt security but the Company also does not expect to recover the entire amortized cost basis of the security, a credit loss is recognized in earnings for the amount of the expected credit loss with a corresponding allowance for credit losses as a contra-asset account. The credit loss is included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. The recognized credit loss is limited to the total unrealized loss on the security due to a change in credit.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The NAIC assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 are considered investment grade while the NAIC Class 3 through 6 designations are considered non-investment grade. Based on the NAIC designations, the Company had 98.2% and 97.7% of its fixed maturity securities rated investment grade as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	September 30, 2023		December 31, 2022
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$210,224,246	$198,601,878	$197,753,818	$189,691,540
2	162,752,957	151,279,566	156,261,804	148,073,873
3	5,329,117	4,890,504	7,080,305	6,635,786
4	1,462,481	1,325,409	1,377,541	1,157,454
5	263,504	90,901	25,736	39,155
6	1,257	1	1,307	684
Total	$380,033,562	$356,188,259	$362,500,511	$345,598,492

The following tables presents a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale:

	Nine Months Ended September 30, 2023
	U.S. Treasury Securities And Obligations of U.S. Government Agencies	Obligations of states and political subdivisions	Corporate securities	Mortgage-backed securities	Total

Beginning balance - December 31, 2022	$-	$-	$-	$-	$-

Additions for credit losses not previously recorded	-	-	179,500	-	179,500
Change in allowance on securities with previous allowance	-	-	42,764	-	42,764
Reductions for securities sold during the period	-	-	(10,764)	-	(10,764)
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2023	$-	$-	$211,500	$-	$211,500

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

	Three Months Ended September 30, 2023
	U.S. Treasury Securities And Obligations of U.S. Government Agencies	Obligations of states and political subdivisions	Corporate securities	Mortgage-backed securities	Total

Beginning balance - June 30, 2023	$-	$-	$224,005	$-	$224,005

Additions for credit losses not previously recorded	-	-	-	-	-
Change in allowance on securities with previous allowance	-	-	(1,741)	-	(1,741)
Reductions for securities sold during the period	-	-	(10,764)	-	(10,764)
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2023	$-	$-	$211,500	$-	$211,500

The following table presents a roll forward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale which was required to be presented prior to the adoption of ASU 2016-13:

2022
Balance of credit-related OTTI at January 1	$264,977

Additions for credit impairments recognized on:
Securities not previously impaired	-
Securities previously impaired	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	(39,502)
Securities due to an increase in expected cash flows	-

Balance of credit-related OTTI at September 30	$225,475

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of September 30, 2023, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$6,818,008	$6,812,398
Due in 2-5 years	160,874,392	155,802,499
Due in 5-10 years	93,763,663	88,297,470
Due in more than 10 years	85,688,206	78,128,401
Mortgage-backed securities	32,889,293	27,147,491
Redeemable preferred stock	250,000	260,000
Total	$380,283,562	$356,448,259

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). The Company had pledged a total of $92,437,113, at estimated fair value, of fixed maturity securities with the FHLB as of September 30, 2023. These pledged securities are used as collateral for any FHLB cash advances. As of September 30, 2023, the Company owed nil to the FHLB and its estimated maximum borrowing capacity was $85,218,402.

Information regarding sales of fixed maturity securities available for sale is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$207,522	$1,198,240	$1,163,132	$1,886,891
Gross realized gains	-	21,926	11,257	24,281
Gross realized losses	(3,368)	(24,811)	(57,472)	(32,656)

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of September 30, 2023	As of December 31, 2022
Fixed maturity securities available for sale	$6,248,114	$8,817,959
Cash and cash equivalents	1,956,777	2,214,206
Total	$8,204,891	$11,032,165

There were no investments, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of September 30, 2023, other than investments issued or guaranteed by the United States Government.

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

The Company employs full-time employees to attend to the day-to-day operations of those assets within the greater Salt Lake area and close surrounding markets. The Company utilizes third party property managers where the geographic location does not warrant full-time staff or through strategic lease-up periods. The Company generally looks to acquire assets that are in regions expected to have high growth in employment and population and that provide operational efficiencies.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

The aggregated net book value of commercial real estate serving as collateral for bank loans was $125,641,402 and $129,330,119 as of September 30, 2023, and December 31, 2022, respectively. The associated bank loan carrying values totaled $98,250,725 and $97,112,131 as of September 30, 2023, and December 31, 2022, respectively.

During the three and nine month periods ended September 30, 2023, and 2022, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended September 30, 2023, and 2022, the Company recorded depreciation expense on commercial real estate held for investment of $1,572,494 and $1,604,195, respectively, and of $4,715,322 and $4,593,468 during the nine month periods ended September 30, 2023, and 2022, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Utah (1)	$143,735,609	$147,627,946	625,920	625,920
Louisiana	19,416	2,380,847	1,622	31,778
Mississippi	2,901,441	2,881,863	19,694	19,694

	$146,656,466	$152,890,656	647,236	677,392

(1)	Includes Center53

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Louisiana	$2,327,107	$-	30,156	-
Mississippi (1)	151,553	151,553	-	-

	$2,478,660	$151,553	30,156	-

(1)	Consists of approximately 93 acres of undeveloped land

These properties are being marketed with the assistance of commercial real estate brokers in Mississippi and Louisiana.

Residential Real Estate Held for Investment and Held for Sale

The Company occasionally acquires a small portfolio of residential homes primarily because of loan foreclosures. The Company has the option to sell these properties or to continue to hold them for expected cash flow and price appreciation. The Company also invests in residential subdivision development.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

During the three and nine month periods ended September 30, 2023, and 2022 the Company did not record any impairment losses on residential real estate held for sale or held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended September 30, 2023, and 2022, the Company recorded depreciation expense on residential real estate held for investment of $2,648 and $2,648, respectively, and of $7,944 and $7,944 during the nine month periods ended September 30, 2023, and 2022, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2023	December 31, 2022
Utah (1)	$38,034,997	$38,437,960
	$38,034,997	$38,437,960

(1)	Includes residential subdivision development

The following table presents additional information regarding the Company’s residential subdivision development in Utah:

	September 30, 2023	December 31, 2022
Lots developed	50	80
Lots to be developed	1,080	1,131
Book Value	$37,846,685	$38,241,705

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2023		December 31, 2022
Utah	$ 2,285,707	(1)	$11,010,029
	$2,285,707		$11,010,029

(1)	Unimproved land

The net book value of foreclosed residential real estate included in residential real estate held for sale was nil and $11,010,029 as of September 30, 2023, and December 31, 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of September 30, 2023, real estate owned and occupied by the Company is summarized as follows:

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

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of September 30, 2023, the Company had 45%, 12%, 9%, 7% and 6%, of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, and Arizona, respectively. As of December 31, 2022, the Company had 64%, 10%, 5% and 5% of its mortgage loans from borrowers located in the states of Utah, Florida, California, and Texas, respectively.

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

Mortgage loans are secured by the underlying property and require an appraisal at the time of underwriting and funding. Generally, the Company requires that loans not exceed 80% of the fair market value of the respective loan collateral. For loans of more than 80% of the fair market value of the respective loan collateral, additional collateral or mortgage insurance by an approved third-party insurer is required.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $249,000 and $226,000 as of September 30, 2023, and December 31, 2022, respectively.

The Company measures expected credit losses based on the fair value of the collateral when the Company determines that foreclosure is probable. When a mortgage loan becomes delinquent, the Company proceeds to foreclose and all expenses for foreclosure are expensed as incurred. Once foreclosed, the property is classified as real estate held for investment or held for sale.

To determine the allowance for credit losses, the Company has segmented its mortgage loans held for investment by loan type. The Company’s loan types are commercial, residential, and residential construction. The inherent risks within the portfolio vary depending upon the loan type as follows:

Commercial - Underwritten in accordance with the Company’s policies to determine the borrower’s ability to repay the obligation as agreed. Commercial loans are made primarily based on the underlying collateral supporting the loan. Accordingly, the repayment of a commercial loan depends primarily on the collateral and its ability to generate income and secondarily on the borrower’s (or guarantor’s) ability to repay.

Commercial loans are evaluated for credit loss by analyzing loan attributes that are predictors for future credit losses. The Company uses a combination of the debt service coverage ratio (“DSCR”) and loan to value (“LTV”) to group similar loans. The Company applies a future loss factor to the outstanding balance of each group to arrive at the allowance for credit loss.

Residential — These loans are secured by first and second mortgages on single-family dwellings. The borrower’s ability to repay is sensitive to the life events and the general economic condition of the region. Where loan to value exceeds 80%, the loan is generally guaranteed by private mortgage insurance, the FHA, or VA.

The Company uses a third-party to provide a monthly analysis of its residential portfolio for credit losses. The third party uses the Company’s current loan data and runs it through various models to project cash flows and provide a projected life of loan loss. The models consider loan features such as loan type, loan to value, payment status, age, and current property values. The Company also considers historical delinquency rates and current unemployment trends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

Additionally, land acquisition and development loans are underwritten in accordance with the Company’s underwriting policies, which include independent appraisal valuations as well as the estimated value associated with the land upon completion of development into finished lots. These loans are of a higher risk than other mortgage loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term or construction financing, and interest rate sensitivity.

To determine the allowance for credit losses on residential construction mortgage loans, the Company considers historical activity and housing market trends. Given the continued volatility in the housing market, the Company has adjusted its credit loss analysis.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
September 30, 2023
Allowance for credit losses:
Beginning balance - January 1, 2023	$187,129	$1,739,980	$43,202	$1,970,311
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13) (1)	555,807	(192,607)	301,830	665,030
Change in provision for credit losses (2)	67,246	52,797	(142,440)	(22,397)
Charge-offs	-	-	-	-
Ending balance - September 30, 2023	$810,182	$1,600,170	$202,592	$2,612,944

December 31, 2022
Allowance for credit losses:
Beginning balance - January 1, 2022	$187,129	$1,469,571	$43,202	$1,699,902
Change in provision for credit losses (2)	-	270,409	-	270,409
Charge-offs	-	-	-	-
Ending balance - December 31, 2022	$187,129	$1,739,980	$43,202	$1,970,311

(1)	See Note 2 of the notes to the condensed consolidated financial statements
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
September 30, 2023
30-59 days past due	$3,139,403	$3,816,822	$805,766	$7,761,991
60-89 days past due	-	1,795,326	-	1,795,326
Over 90 days past due (1)	1,646,508	3,778,582	1,005,417	6,430,507
In process of foreclosure (1)	-	276,580	-	276,580
Total past due	4,785,911	9,667,310	1,811,183	16,264,404
Current	51,205,116	86,924,333	99,484,568	237,614,017
Total mortgage loans	55,991,027	96,591,643	101,295,751	253,878,421
Allowance for credit losses	(810,182)	(1,600,170)	(202,592)	(2,612,944)
Unamortized deferred loan fees, net	(145,572)	(1,129,517)	(354,457)	(1,629,546)
Unamortized discounts, net	(220,276)	(108,557)	-	(328,833)
Net mortgage loans held for investment	$54,814,997	$93,753,399	$100,738,702	$249,307,098

December 31, 2022
30-59 days past due	$1,000,000	$3,553,390	$-	$4,553,390
60-89 days past due	-	814,184	-	814,184
Over 90 days past due (1)	-	1,286,211	-	1,286,211
In process of foreclosure (1)	405,000	876,174	-	1,281,174
Total past due	1,405,000	6,529,959	-	7,934,959
Current	44,906,955	86,825,664	172,516,125	304,248,744
Total mortgage loans	46,311,955	93,355,623	172,516,125	312,183,703
Allowance for credit losses	(187,129)	(1,739,980)	(43,202)	(1,970,311)
Unamortized deferred loan fees, net	(199,765)	(1,212,994)	(333,846)	(1,746,605)
Unamortized discounts, net	(230,987)	(111,873)	-	(342,860)
Net mortgage loans held for investment	$45,694,074	$90,290,776	$172,139,077	$308,123,927

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing loan to value (“LTV”) and debt service coverage ratios (“DSCR”). Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2023:

Credit Quality Indicator	2023	2022		2021	2020	2019	Prior	Total	% of Total
LTV:
Less than 65%	$17,525,000	$13,396,458		$3,800,378	$-	$2,989,026	$6,796,621	$44,507,483	79.49%
65% to 80%	-	4,585,706		1,050,000	4,913,313	-	-	10,549,019	18.84%
Greater than 80%	-	529,525		405,000	-	-	-	934,525	1.67%

Total	$17,525,000	$18,511,689		$5,255,378	$4,913,313	$2,989,026	$6,796,621	$55,991,027	100.00%

DSCR
>1.20x	$5,725,000	$1,000,000		$1,750,000	$4,913,313	$2,989,026	$2,754,604	$19,131,943	34.17%
1.00x - 1.20x	5,300,000	8,496,130		3,505,378	-	-	4,042,017	21,343,525	38.12%
<1.00x	6,500,000	9,015,559	(1)	-	-	-	-	15,515,559	27.71%

Total	$17,525,000	$18,511,689		$5,255,378	$4,913,313	$2,989,026	$6,796,621	$55,991,027	100.00%

(1)	Commercial construction loan

The Company evaluates and monitors the credit quality of its residential mortgage loans by analyzing loan performance. The Company defines non-performing mortgage loans as loans more than 90 days past due and on a non-accrual status. Monitoring a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Total	% of Total
Performance Indicators:
Performing	$7,788,450	$55,306,009	$7,249,701	$7,495,836	$2,808,390	$11,888,093	$92,536,479	95.80%
Non-performing (1)	324,111	838,669	741,534	800,486	-	1,350,364	4,055,164	4.20%

Total	$8,112,561	$56,144,678	$7,991,235	$8,296,322	$2,808,390	$13,238,457	$96,591,643	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $276,580 as of September 30, 2023

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

The company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2023:

Credit Quality Indicator	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$48,525,276	$27,213,555	$24,551,503	$100,290,334	99.01%
Non-performing	-	1,005,417	-	1,005,417	0.99%

Total	$48,525,276	$28,218,972	$24,551,503	$101,295,751	100.00%

LTV:
Less than 65%	$29,476,916	$8,675,281	$17,117,181	$55,269,378	54.56%
65% to 80%	19,048,360	19,543,691	7,434,322	46,026,373	45.44%
Greater than 80%	-	-	-	-	0.00%

Total	$48,525,276	$28,218,972	$24,551,503	$101,295,751	100.00%

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
30-59 days past due	$9,374,806	$10,621,443
60-89 days past due	3,591,685	3,997,484
Over 90 days past due	4,611,748	5,813,013
Total past due	17,578,239	20,431,941
Current	25,045,762	26,510,594
Total insurance assignments	42,624,001	46,942,536
Allowance for credit losses	(1,555,261)	(1,609,951)
Net insurance assignments	$41,068,740	$45,332,585

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time. See Note 2 regarding the adoption of ASU 2016-13.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Allowance
Beginning balance - January 1, 2023	$1,609,951
Change in provision for credit losses (1)	667,260
Charge-offs	(721,950)
Ending balance - September 30, 2023	$1,555,261

Beginning balance - January 1, 2022	$1,686,218
Change in provision for credit losses (1)	889,480
Charge-offs	(965,747)
Ending balance - December 31, 2022	$1,609,951

(1)	Included in other expenses on the condensed consolidated statements of earnings

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturity securities:
Gross realized gains	$37,565	$30,121	$54,619	$205,755
Gross realized losses	(10,383)	(26,203)	(102,182)	(36,961)
Net credit loss (provision) release	1,740	-	(222,264)	-

Equity securities:
Gains (losses) on securities sold	324,009	(131,472)	277,057	(60,154)
Unrealized losses on securities held at the end of the period	(1,321,511)	(1,383,627)	(423,448)	(4,097,049)

Real estate held for investment and sale:
Gross realized gains	36,166	-	197,194	1,260,548
Gross realized losses	-	(727,370)	-	(825,593)

Other assets, including call and put option derivatives:
Gross realized gains	-	59,599	214,348	632,082
Gross realized losses	-	-	-	-
Total	$(932,414)	$(2,178,952)	$(4,676)	$(2,921,372)

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $452,115 and $640,593 in net losses for the three month periods ended September 30, 2023, and 2022, respectively, and of $200,605 and $1,636,469 in net losses for the nine month periods ended September 30, 2023, and 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturity securities available for sale	$4,242,185	$3,188,521	$12,398,685	$8,636,387
Equity securities	167,348	139,412	448,564	382,246
Mortgage loans held for investment	9,842,845	10,477,672	27,797,908	27,682,315
Real estate held for investment and sale	3,291,047	3,918,310	11,553,643	10,970,535
Policy loans	191,843	213,520	599,498	727,103
Insurance assignments	4,340,644	4,218,184	13,570,659	13,708,894
Other investments	213,560	181,597	555,720	350,603
Cash and cash equivalents	1,083,241	514,869	2,651,148	698,601
Gross investment income	23,372,713	22,852,085	69,575,825	63,156,684
Investment expenses	(4,124,250)	(4,249,015)	(12,380,505)	(13,388,020)
Net investment income	$19,248,463	$18,603,070	$57,195,320	$49,768,664

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $372,277 and $675,259 for the three month periods ended September 30, 2023 and 2022, respectively, and of $2,224,629 and $1,882,502 for the nine month periods ended September 30, 2023 and 2022, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of September 30, 2023	As of December 31, 2022
Fixed maturity securities available for sale	$4,343,327	$3,563,767
Equity securities	12,729	14,496
Mortgage loans held for investment	4,732,717	3,220,709
Real estate held for investment	3,158,708	3,455,305
Policy Loans	4,463	37,951
Cash and cash equivalents	14,751	7,598
Total accrued investment income	$12,266,695	$10,299,826

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

4) Loans Held for Sale

The Company’s loans held for sale portfolio is valued using the fair value option. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on recognition of mortgage loan interest income and is included in mortgage fee income on the condensed consolidated statement of earnings. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of September 30, 2023	As of December 31, 2022

Aggregate fair value	$152,546,566	$141,179,620
Unpaid principal balance	153,420,558	141,337,811
Unrealized loss	(873,992)	(158,191)

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loan fees	$6,033,227	$4,729,445	$16,408,443	$19,766,856
Interest income	2,637,971	2,570,511	7,265,516	7,525,826
Secondary gains	17,625,394	28,940,898	54,884,965	103,336,118
Change in fair value of loan commitments	(1,504,286)	(3,271,282)	(977,716)	(2,843,155)
Change in fair value of loans held for sale	(108,676)	(4,131,363)	(715,799)	(7,973,171)
Provision (release) for loan loss reserve	252,389	(230,321)	138,369	(829,243)
Mortgage fee income	$24,936,019	$28,607,888	$77,003,778	$118,983,231

Loan Loss Reserve

Repurchase demands from third party investors that correspond to mortgage loans previously held for sale and sold are reviewed and relevant data is captured so that an estimated future loss can be calculated. The key factors that are used in the estimated future loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company can resolve the issues relating to the repurchase demand by the third-party investor without having to make any payments to the investor.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

4) Loans Held for Sale (Continued)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of September 30, 2023	As of December 31, 2022
Balance, beginning of period	$1,725,667	$2,447,139
Provision on current loan originations (1)	770,220	1,078,812
Charge-offs, net of recaptured amounts	(1,804,134)	(1,800,284)
Balance, end of period	$691,753	$1,725,667

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the nine month period ended September 30, 2023, $770,220 in reserves were added at a rate of 4.5 basis points per loan, the equivalent of $450 per $1,000,000 in loans originated. This is an increase over the nine month period ended September 30, 2022, when reserves of $829,243 were added at a rate of 2.9 basis points per loan originated, the equivalent of $290 per $1,000,000 in loans originated. The Company monitors market data and trends, economic conditions (including forecasts) and its own experience to maintain adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

5) Stock Compensation Plans

The Company has equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”).

Stock Options

Stock based compensation expense for stock options issued of $145,973 and $230,853 has been recognized for these plans for the three month periods ended September 30, 2023, and 2022, respectively, and $430,856 and $722,775 has been recognized for these plans for the nine month periods ended September 30, 2023 and 2022, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of September 30, 2023, the total unrecognized compensation expense related to the options issued was $102,775, which is expected to be recognized over the remaining vesting period.

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

Activity of the stock option plans during the nine month period ended September 30, 2023, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at January 1, 2023	976,605	$4.56	1,157,203	$5.31
Adjustment for the effect of stock dividends	38,266		57,859
Granted	16,000		-
Exercised	(233,180)		-
Cancelled	-		-
Outstanding at September 30, 2023	797,691	$4.78	1,215,062	$5.31

As of September 30, 2023:
Options exercisable	770,066	$4.73	1,141,312	$5.25

As of September 30, 2023:
Available options for future grant	171,386		834,750

Weighted average contractual term of options
outstanding at September 30, 2023	4.69 years		6.15 years

Weighted average contractual term of options
exercisable at September 30, 2023	4.53 years		6.03 years

Aggregated intrinsic value of options
outstanding at September 30, 2023 (1)	$2,438,675		$3,074,037

Aggregated intrinsic value of options
exercisable at September 30, 2023 (1)	$2,398,360		$2,955,012

(1)	The Company used a stock price of $7.84 as of September 30, 2023 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

5) Stock Compensation Plans (Continued)

Activity of the stock option plans during the nine month period ended September 30, 2022, is summarized as follows:

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine month periods ended September 30, 2023 and 2022 was $454,923 and $521,527, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

5) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of nil has been recognized under these plans for each of the three month periods ended September 30, 2023 and 2022, and of $742 and nil has been recognized under these plans for the nine month periods ended September 30, 2023 and 2022, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of September 30, 2023, the total unrecognized compensation expense related to the RSUs issued was nil. The fair value of each RSU granted is determined based on the Company’s stock price on the date of grant. Prior to December 2022, the Company did not grant any RSUs.

Activity of the RSUs during the nine month period ended September 30, 2023 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	1,620	$6.48
Granted	-
Vested	(810)
Non-vested at September 30, 2023	810	$6.48

Available RSUs for future grant	$18,380

Aggregated intrinsic value of RSUs outstanding at September 30, 2023 (1)	$1,102

(1)	The Company used a stock price of $7.84 as of September 30, 2023 to derive intrinsic value.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net earnings (loss)	$4,041,293	$(2,353,185)	$11,634,171	$4,449,982
Denominator:
Basic weighted-average shares outstanding	22,063,495	21,976,292	22,066,243	22,213,846
Effect of dilutive securities:
Employee stock options	768,231	719,704	634,099	822,367

Diluted weighted-average shares outstanding	22,831,726	22,695,996	22,700,342	23,036,213

Basic net earnings (loss) per share	$0.18	$(0.11)	$0.53	$0.20

Diluted net earnings (loss) per share	$0.18	$(0.10)	$0.51	$0.19

For the nine month periods ended September 30, 2023, and 2022, there were 55,125 and 339,150 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2021	17,642,722	2,866,565

Exercise of stock options	69,096	-
Stock dividends	889,554	139,462
Conversion of Class C to Class A	116,168	(116,168)

Outstanding shares at September 30, 2022	18,717,540	2,889,859

Outstanding shares at December 31, 2022	18,758,031	2,889,859

Exercise of stock options	239,191	-
Vesting of restricted stock units	810	-
Stock dividends	949,980	141,594
Conversion of Class C to Class A	59,599	(59,599)

Outstanding shares at September 30, 2023	20,007,611	2,971,854

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended September 30, 2023
Revenues from external customers	$47,199,169	$7,416,423	$25,626,135	$-	$80,241,727
Intersegment revenues	2,330,292	85,699	133,639	(2,549,630)	-
Segment profit (loss) before income taxes	7,175,181	1,469,592	(3,486,083)	-	5,158,690

For the Nine Months Ended September 30, 2023
Revenues from external customers	$140,685,555	$23,427,327	$79,475,738	$-	$243,588,620
Intersegment revenues	6,357,810	254,302	393,145	(7,005,257)	-
Segment profit (loss) before income taxes	20,017,102	6,082,343	(11,206,534)	-	14,892,911

Identifiable Assets	$1,299,027,212	$92,299,022	$107,800,781	$(90,608,563)	$1,408,518,452
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,301,792,782	$94,787,235	$107,800,781	$(90,608,563)	$1,413,772,235

For the Three Months Ended September 30, 2022
Revenues from external customers	$43,118,076	$6,691,998	$33,667,146	$-	$83,477,220
Intersegment revenues	1,723,812	91,699	101,019	(1,916,530)	-
Segment profit (loss) before income taxes	4,233,619	901,084	(8,437,047)	-	(3,302,344)

For the Nine Months Ended September 30, 2022
Revenues from external customers	$125,786,154	$21,446,210	$134,237,417	$-	$281,469,781
Intersegment revenues	5,495,578	359,439	253,554	(6,108,571)	-
Segment profit (loss) before income taxes	8,981,888	4,407,339	(7,518,209)	-	5,871,018

Identifiable Assets	$1,222,265,692	$80,402,663	$239,915,479	$(87,763,750)	$1,454,820,084
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,225,031,262	$82,890,876	$239,915,479	$(87,763,750)	$1,460,073,867

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

Level 2: Financial assets and financial liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets.
b)	Quoted prices for identical or similar assets or liabilities in non-active markets; or
c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect the Company’s estimates of the assumptions that market participants would use in valuing financial assets and financial liabilities.

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

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The items shown under Level 3 are valued as follows:

Loans Held for Sale: The Company has elected the fair value option for loans held for sale. The fair value is based on quoted market prices, when available. When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets. Fair value is often difficult to determine in volatile markets and may contain significant unobservable inputs.

Loan Commitments and Forward Sale Commitments: The Company’s mortgage segment enters loan commitments with potential borrowers and forward sale commitments to sell loans with third-party investors. The Company also uses a hedging strategy for these transactions. A loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period, generally up to 30 days after issuance of the loan commitment. Loan commitments are defined to be derivatives under GAAP and are recognized at fair value on the consolidated balance sheets with changes in their fair values recorded in current earnings.

The Company estimates the fair value of a loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the loan commitment is issued. Following issuance, the value of a mortgage loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company’s recent historical data are used to estimate the quantity and value of mortgage loans that will be funded within the terms of the commitments.

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

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of September 30, 2023:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$356,448,259	$-	$355,216,072	$1,232,187
Equity securities	12,309,544	12,309,544	-	-
Loans held for sale	152,546,566	-	-	152,546,566
Restricted assets (1)	1,534,526	-	1,534,526	-
Restricted assets (2)	6,312,610	6,312,610	-	-
Cemetery perpetual care trust investments (1)	367,392	-	367,392	-
Cemetery perpetual care trust investments (2)	3,855,805	3,855,805	-	-
Derivatives - loan commitments (3)	4,817,703	-	-	4,817,703
Total assets accounted for at fair value on a recurring basis	$538,192,405	$22,477,959	$357,117,990	$158,596,456

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(3,088,542)	-	-	(3,088,542)
Total liabilities accounted for at fair value on a recurring basis	$(3,088,542)	$-	$-	$(3,088,542)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of December 31, 2022:

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

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	September 30, 2023	Technique	Input(s)	Value	Value	Average
Loans held for sale	$152,546,566	Market approach	Investor contract pricing as a percentage of unpaid principal balance	70.0%	107.0%	99.0%

Derivatives - loan commitments (net)	1,729,161	Market approach	Pull-through rate	70.0%	95.0%	88.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	138 bps	61 bps

Fixed maturity securities available for sale	1,232,187	Broker quotes	Pricing quotes	$98.40	$100.00	$99.32

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	December 31, 2022	Technique	Input(s)	Value	Value	Average
Loans held for sale	$141,179,620	Market approach	Investor contract pricing as a percentage of unpaid principal balance	69.9%	106.1%	99.8%

Derivatives - loan commitments (net)	2,706,877	Market approach	Pull-through rate	65.0%	95.0%	82.2%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	153 bps	73 bps

Fixed maturity securities available for sale	1,435,519	Broker quotes	Pricing quotes	$100.00	$111.11	$104.97

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the nine month period ended September 30, 2023:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2022	$2,706,877		$141,179,620	$1,435,519
Originations and purchases	-		1,708,831,185	-
Sales, maturities and paydowns	-		(1,726,023,095)	(129,521)
Transfer to mortgage loans held for investment	-		(3,017,626)	-
Total gains (losses):
Included in earnings	(977,716	)(1)	31,576,482 (1)	(109	)(2)
Included in other comprehensive income	-		-	(73,702)

Balance - September 30, 2023	$1,729,161		$152,546,566	$1,232,187

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the nine month period ended September 30, 2022:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2021	$7,015,515		$302,776,827	$2,023,348
Originations and purchases	-		2,837,349,328	-
Sales, maturities and paydowns	-		(2,987,906,269)	(368,980)
Transfer to mortgage loans held for investment	-		(49,428,757)	-
Total gains (losses):
Included in earnings	(2,843,155	)(1)	59,190,794 (1)	1,957 (2)
Included in other comprehensive income	-		-	(31,127)

Balance - September 30, 2022	$4,172,360		$161,981,923	$1,625,198

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended September 30, 2023:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - June 30, 2023	$3,233,447		$161,310,060	$1,431,874
Originations and purchases	-		569,095,944	-
Sales, maturities and paydowns	-		(585,545,472)	(129,521)
Transfer to mortgage loans held for investment	-		(1,867,552)
Total gains (losses):
Included in earnings	(1,504,286	)(1)	9,553,586 (1)	(109	)(2)
Included in other comprehensive income	-		-	(70,057)

Balance - September 30, 2023	$1,729,161		$152,546,566	$1,232,187

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended September 30, 2022:

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

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2023.

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet as of December 31, 2022:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Impaired mortgage loans held for investment	$471,786	$-	$-	$471,786
Total assets accounted for at fair value on a nonrecurring basis	$471,786	$-	$-	$471,786

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of September 30, 2023 and December 31, 2022.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2023:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$93,753,399	$-	$-	$91,471,266	$91,471,266
Residential construction	100,738,702	-	-	100,740,713	100,740,713
Commercial	54,814,997	-	-	53,928,941	53,928,941
Mortgage loans held for investment, net	$249,307,098	$-	$-	$246,140,920	$246,140,920
Policy loans	13,154,845	-	-	13,154,845	13,154,845
Insurance assignments, net (1)	41,068,740	-	-	41,068,740	41,068,740
Restricted assets (2)	1,113,970	-	-	1,113,970	1,113,970
Cemetery perpetual care trust investments (2)	1,962,587	-	-	1,962,587	1,962,587
Mortgage servicing rights, net	3,494,723	-	-	5,012,375	5,012,375

Liabilities
Bank and other loans payable	$(108,431,028)	$-	$-	$(108,431,028)	$(108,431,028)
Policyholder account balances (3)	(39,988,385)	-	-	(41,141,921)	(41,141,921)
Future policy benefits - annuities (3)	(106,278,388)	-	-	(123,165,600)	(123,165,600)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

Residential – The estimated fair value is determined through a combination of discounted cash flows (estimating expected future cash flows of payments and discounting them using current interest rates from single-family mortgages) and considering pricing of similar loans that were sold recently.

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

September 30, 2023 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Bank and Other Loans Payable: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values due to their relatively short-term maturities and variable interest rates.

Policyholder Account Balances and Future Policy Benefits-Annuities: Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period of more than related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 1.5% to 6.5%. The fair values for these investment-type insurance contracts are estimated based on the present value of liability cash flows. The fair values for the Company’s insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

9) Derivative Instruments

Mortgage Banking Derivatives

Loan Commitments

The Company is exposed to price risk due to the potential impact of changes in interest rates on the values of loan commitments from the time a loan commitment is made to an applicant to the time the loan that would result from the exercise of that loan commitment is funded. Managing price risk is complicated by the fact that the ultimate percentage of loan commitments that will be exercised (i.e., the number of loans that will be funded) fluctuates. The probability that a loan will not be funded, or the loan application is denied or withdrawn within the terms of the commitment is driven by several factors, particularly the change, if any, in mortgage rates following the issuance of the loan commitment.

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by the source of the applications (retail, broker or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance), product type and the application approval status. The Company has developed fallout estimates using historical data that consider all the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the loan commitments and are updated periodically to reflect the most current data.

The Company estimates the fair value of a loan commitment based on the change in estimated fair value of the underlying mortgage loan, quoted mortgage-backed securities (“MBS”) prices, estimates of the fair value of mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the commitment net of estimated commission expense. The change in fair value of the underlying mortgage loan is measured from the date the loan commitment is issued and is shown net of related expenses. Following issuance, the value of a loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates and other factors from the Company’s recent historical data are used to estimate the quantity and value of mortgage loans that will be funded within the terms of the commitments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments:

		September 30, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$268,292,962	$4,817,703	$3,088,542	$453,371,808	$4,089,859	$1,382,979
Call options	Other liabilities	-	-	-	868,600	-	29,715
Put options	Other liabilities	-	-	-	654,500	-	13,888
Total		$268,292,962	$4,817,703	$3,088,542	$454,894,908	$4,089,859	$1,426,582

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Classification	2023	2022	2023	2022
Loan commitments	Mortgage fee income	$(1,504,286)	$(3,271,282)	$(977,716)	$(2,843,155)

Call and put options	Gains on investments and other assets	$-	$50,045	$49,963	$176,274

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

10) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks of more than a specified limit, which ranges from $25,000 to $100,000 on newly issued policies. The Company has also assumed various reinsurance agreements through acquisition of various life companies. The Company is ultimately liable for these reinsured amounts in the event such reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of reinsurers and monitors the concentration of credit risk. The Company is also a reinsurer of insurance with other companies.

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

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has a line of credit with Wells Fargo Bank N.A. This agreement allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans (the “Wells Fargo Bank Warehouse Line of Credit”). charges interest at the 1-Month Secured Overnight Financing Rate (“SOFR”) rate plus 2.1% and expired and was not renewed on October 31, 2023 and will not be renewed because of the lender exiting the marketplace. SecurityNational Mortgage is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, the ratio of indebtedness to adjusted tangible net worth, and the liquidity overhead coverage ratio, and a quarterly gross profit of at least $1.00.

The Company, through its subsidiary SecurityNational Mortgage, has a line of credit with Texas Capital Bank N.A. This agreement allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans (the “Texas Capital Bank Warehouse Line of Credit”). The agreement charges interest at the 1-Month SOFR rate plus 2.0% and matures on November 30, 2024. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with U.S Bank. This agreement allows SecurityNational Mortgage to borrow up to $25,000,000 for the sole purpose of funding mortgage loans (the “U.S. Bank Warehouse Line of Credit” and, together with the Wells Fargo Bank Warehouse Line of Credit and the Texas Capital Bank Warehouse Line of Credit, the “Warehouse Lines of Credit”). The agreement charges interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR and matures on December 1, 2023. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

10) Reinsurance, Commitments and Contingencies (Continued)

The agreements for the Warehouse Lines of Credit include cross default provisions where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the Warehouse Lines of Credit. As of September 30, 2023, the Company was not in compliance with the net income covenant of the Warehouse Lines of Credit and has received or is in the process of receiving waivers under the Warehouse Lines of Credit from the warehouse banks. In the unlikely event the Company is required to repay the outstanding advances of approximately $10,200,000 on the warehouse line of credit that has not provided a covenant waiver, the Company has sufficient cash and borrowing capacity on the warehouse lines of credit that have provided covenant waivers to fund its origination activities. The Company has performed an internal analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

Other Contingencies and Commitments

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of September 30, 2023, the Company’s commitments were approximately $157,247,000 for these loans, of which $104,378,000 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

The Company belongs to a captive insurance group (“the captive group”) for certain casualty insurance, worker compensation and general liability programs. The captive group maintains insurance reserves relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive group considers several factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required from the Company and its members. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

11) Mortgage Servicing Rights

The Company initially records its MSRs at fair value as discussed in Note 8.

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

The Company periodically reviews the various loan strata to determine whether the value of the MSRs in each stratum is impaired and likely to recover. If the Company deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

The following table presents the MSR activity:

	As of September 30, 2023	As of December 31, 2022
Amortized cost:
Balance before valuation allowance at beginning of year	$3,039,765	$53,060,455
MSR additions resulting from loan sales (1)	907,546	10,243,922
Amortization (2)	(452,588)	(9,078,706)
Sale of MSRs	-	(51,185,906)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$3,494,723	$3,039,765

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$3,494,723	$3,039,765

Estimated fair value of MSRs at end of period	$5,012,375	$3,927,877

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

11) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its September 30, 2023 valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2023	351,687
2024	317,526
2025	293,311
2026	265,639
2027	240,113
Thereafter	2,026,447
Total	$3,494,723

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual servicing fees	$249,050	$4,644,397	$892,668	$13,845,626
Late fees	21,037	107,219	84,358	288,854
Total	$270,087	$4,751,616	$977,026	$14,134,480

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of September 30, 2023	As of December 31, 2022
Servicing UPB	$411,911,166	$360,023,384

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2023	8.00	8.59	12.22
December 31, 2022	8.12	8.49	11.95

On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased $51,185,906 and generated a gain of $34,051,938 included in mortgage fee income on the consolidated statements of earnings. Substantially all the consideration was received by the Company with the remainder subject to certain holdbacks during transfer of the MSRs. The Company completed the physical transfer of files prior to its deadline. The holdbacks have been received in 2023.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

12) Income Taxes

The Company’s overall effective tax rate for the three month periods ended September 30, 2023 and 2022 was 21.7% and 28.7%, respectively, which resulted in a provision for income taxes of $1,117,397 and $(949,159), respectively, and for the nine month periods ended September 30, 2023 and 2022 was 21.9% and 24.2%, respectively, which resulted in a provision for income taxes of $3,258,740 and $1,421,036, respectively The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments, such as meals and entertainment and stock-based compensation. The decrease in the effective tax rate when compared to the prior year was primarily due to a smaller increase in the valuation allowance.

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

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred, and the funds are placed in trust until the need arises, the merchandise is received, or the service is performed. The trust is then relieved, and the revenue and commissions are recognized.

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

Complete payment of the contract does not constitute fulfillment of the performance obligation. Goods or services are deferred until such a time the service is performed or merchandise is received. Pre-need contracts are required to be paid in full prior to a customer using a good or service from a pre-need contract. Goods and services from pre-need contracts can be transferred when paid in full from one owner to another. In such cases, the Company will act as an agent in transferring the requested goods and services. The transfer of goods and services does not fulfill an obligation and revenue remains deferred.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2023)	$5,392,779	$-	$16,226,836
Closing (September 30, 2023)	6,088,152	-	17,573,212
Increase/(decrease)	695,373	-	1,346,376

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2022)	$5,298,636	$-	$14,508,022
Closing (December 31, 2022)	5,392,779	-	16,226,836
Increase/(decrease)	94,143	-	1,718,814

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three month periods ended September 30, 2023 and 2022 was $1,279,750 and $1,034,035, respectively, and for the nine month periods ended September 30, 2023 and 2022 was $3,516,215 and $3,624,463, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Major goods/service lines
At-need	$4,832,352	$4,839,289	$14,985,838	$16,304,276
Pre-need	2,401,679	1,631,074	5,888,336	4,622,311
	$7,234,031	$6,470,363	$20,874,174	$20,926,587

Timing of Revenue Recognition
Goods transferred at a point in time	$4,762,777	$4,040,381	$13,321,412	$12,815,582
Services transferred at a point in time	2,471,254	2,429,982	7,552,762	8,111,005
	$7,234,031	$6,470,363	$20,874,174	$20,926,587

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net mortuary and cemetery sales	$7,234,031	$6,470,363	$20,874,174	$20,926,587
Losses on investments and other assets	(452,120)	(640,593)	(200,610)	(1,615,253)
Net investment income	516,094	681,239	2,460,859	1,916,970
Other revenues	118,418	180,989	292,904	217,906
Revenues from external customers	7,416,423	6,691,998	23,427,327	21,446,210

14) Receivables

Receivables consist of the following:

	As of September 30, 2023	As of December 31, 2022
Contracts with customers	$6,088,152	$5,392,779
Receivables from sales agents	2,527,586	2,209,185
Other	8,404,014	23,200,919
Total receivables	17,019,752	30,802,883
Allowance for doubtful accounts	(1,520,801)	(2,229,791)
Net receivables	$15,498,951	$28,573,092

The Company records an allowance for credit losses for its receivables in accordance with GAAP. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses:

Allowance
Beginning balance - January 1, 2023	$2,229,791
Change in provision for credit losses (1)	(597,430)
Charge-offs	(111,560)
Ending balance - September 30, 2023	$1,520,801

Beginning balance - January 1, 2022	$1,800,725
Change in provision for credit losses (1)	799,888
Charge-offs	(370,822)
Ending balance - December 31, 2022	$2,229,791

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets

Cemetery Perpetual Care Trust Investments and Obligation

State law requires the Company to pay into endowment care trusts a portion of the proceeds from the sale of certain cemetery property interment rights for cemeteries that have established an endowment care trust. These endowment care trusts are defined as Variable Interest Entities pursuant to GAAP. The Company is the primary beneficiary of these trusts, as it absorbs both the losses and any expenses associated with the trusts. The Company has consolidated cemetery endowment care trust investments with a corresponding amount recorded as Cemetery Perpetual Care Obligation in the accompanying consolidated balance sheets.

The components of the cemetery perpetual care investments and obligation as of September 30, 2023, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$208,568	$668	$(2,297)	$-	$206,939
Obligations of states and political subdivisions	129,509	-	(9,169)	-	120,340
Corporate securities including public utilities	41,086	-	(973)	-	40,113
Total fixed maturity securities available for sale	$379,163	$668	$(12,439)	$-	$367,392

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,507,720	$624,037	$(275,952)		$3,855,805
Total equity securities at estimated fair value	$3,507,720	$624,037	$(275,952)		$3,855,805

Mortgage loans held for investment at amortized cost:
Residential construction	$1,966,520
Less: Allowance for credit losses	(3,933)
Total mortgage loans held for investment	$1,962,587

Real estate held for investment: Residential	$30,632

Cash and cash equivalents	$1,424,574

Total cemetery perpetual care trust investments	$7,640,990

Cemetery perpetual care obligation	$(5,265,166)

Trust investments in excess of trust obligations	$2,375,824

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2023 and December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
September 30, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$2,297	$139,633	$-	$-	$2,297	$139,633
Obligations of states and political subdivisions	-	-	9,169	120,340	9,169	120,340
Corporate securities including public utilities	-	-	973	40,113	973	40,113
Total unrealized losses	$2,297	$139,633	$10,142	$160,453	$12,439	$300,086

December 31, 2022
U.S. Treasury securities and obligations of U.S. Government agencies	$38	$59,392	$-	$-	$38	$59,392
Obligations of states and political subdivisions	1,845	94,612	6,633	71,112	8,478	165,724
Total unrealized losses	$1,883	$154,004	$6,633	$71,112	$8,516	$225,116

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of four securities with fair values aggregating 96.0% of the aggregate amortized cost as of September 30, 2023. Relevant holdings were comprised of five securities with fair values aggregating 96.4% of aggregate amortized cost as of December 31, 2022. No credit losses have been recognized for the three and nine month periods ended September 30, 2023 and 2022, since the increase in unrealized losses is primarily a result of the recent increases in interest and inflation rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of September 30, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$29,573	$30,000
Due in 2-5 years	254,242	245,011
Due in 5-10 years	41,086	40,113
Due in more than 10 years	54,262	52,268
Total	$379,163	$367,392

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Restricted assets as of September 30, 2023, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$389,641	$924	$(4,002)	$-	$386,563
Obligations of states and political subdivisions	771,564	201	(19,526)	-	752,239
Corporate securities including public utilities	405,171	-	(9,447)	-	395,724
Total fixed maturity securities available for sale	$1,566,376	$1,125	$(32,975)	$-	$1,534,526

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$6,011,816	$739,197	$(438,403)		$6,312,610
Total equity securities at estimated fair value	$6,011,816	$739,197	$(438,403)		$6,312,610

Mortgage loans held for investment at amortized cost:
Residential construction	$1,116,202
Less: Allowance for credit losses	(2,232)
Total mortgage loans held for investment	$1,113,970

Cash and cash equivalents (1)	$10,946,379

Total restricted assets	$19,907,485

(1)	Including cash and cash equivalents of $8,224,592 for the life insurance and mortgage segments.

Restricted assets as of December 31, 2022, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$1,033,047	$866	$(15,360)	$1,018,553
Corporate securities including public utilities	201,771	-	(3,016)	198,755
Total fixed maturity securities available for sale	$1,234,818	$866	$(18,376)	$1,217,308

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$4,955,360	$703,049	$(310,165)	$5,348,244
Total equity securities at estimated fair value	$4,955,360	$703,049	$(310,165)	$5,348,244

Mortgage loans held for investment at amortized cost:
Residential construction	$1,731,469

Cash and cash equivalents (1)	$10,638,034

Total restricted assets	$18,935,055

(1)	Including cash and cash equivalents of $8,527,620 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2023 and December 31, 2022. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
September 30, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$4,002	$243,232	$-	$-	$4,002	$243,232
Obligations of states and political subdivisions	3,189	71,811	16,337	580,227	19,526	652,038
Corporate securities including public utilities	1,016	101,649	8,431	294,075	9,447	395,724
Total unrealized losses	$8,207	$416,692	$24,768	$874,302	$32,975	$1,290,994

December 31, 2022
Obligations of states and political subdivisions	$11,891	$760,255	$3,469	$58,072	$15,360	$818,327
Corporate securities including public utilities	3,016	198,755	-	-	3,016	198,755
Total unrealized losses	$14,907	$959,010	$3,469	$58,072	$18,376	$1,017,082

Relevant holdings were comprised of 16 securities with fair values aggregating 97.5% of the aggregate amortized cost as of September 30, 2023. Relevant holdings were comprised of 17 securities with fair values aggregating 98.2% of the aggregate amortized cost as of December 31, 2022. No credit losses have been recognized for the three and nine month periods ended September 30, 2023 and 2022, since the increase in unrealized losses is primarily a result of the recent increase in interest and inflation rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of September 30, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	702,873	692,458
Due in 5-10 years	111,301	110,090
Due in more than 10 years	752,202	731,978
Total	$1,566,376	$1,534,526

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2023 (Unaudited)

16) Accumulated Other Comprehensive Income (loss)

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Unrealized losses on fixed maturity securities available for sale	$(6,725,752)	$(13,527,157)	$(6,310,923)	$(42,014,068)
Amounts reclassified into net earnings (loss)	(79,850)	3,917	(269,827)	168,794
Net unrealized losses before taxes	(6,805,602)	(13,523,240)	(6,580,750)	(41,845,274)
Tax benefit	1,429,176	2,839,881	1,381,958	8,787,509
Net	(5,376,426)	(10,683,359)	(5,198,792)	(33,057,765)
Unrealized gains (losses) on restricted assets (1)	(12,284)	27,060	(14,340)	(88,058)
Tax benefit (expense)	3,060	(6,741)	3,572	21,935
Net	(9,224)	20,319	(10,768)	(66,123)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(2,487)	28,931	(3,299)	(24,294)
Tax benefit (expense)	610	(7,204)	838	6,054
Net	(1,877)	21,727	(2,461)	(18,240)
Other comprehensive loss changes	$(5,387,527)	$(10,641,313)	$(5,212,021)	$(33,142,128)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of September 30, 2023:

	Beginning Balance December 31, 2022	Change for the period	Ending Balance September 30, 2023
Unrealized losses on fixed maturity securities available for sale	$(13,050,767)	$(5,198,792)	$(18,249,559)
Unrealized losses on restricted assets (1)	(13,148)	(10,768)	(23,916)
Unrealized losses on cemetery perpetual care trust investments (1)	(6,362)	(2,461)	(8,823)
Other comprehensive loss	$(13,070,277)	$(5,212,021)	$(18,282,298)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2022:

	Beginning Balance December 31, 2021	Change for the period	Ending Balance December 31, 2022
Unrealized gains (losses) on fixed maturity securities available for sale	$18,021,265	$(31,072,032)	$(13,050,767)
Unrealized gains (losses) on restricted assets (1)	40,192	(53,340)	(13,148)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	8,991	(15,353)	(6,362)
Other comprehensive income (loss)	$18,070,448	$(31,140,725)	$(13,070,277)

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

The following table shows the condensed financial results of the insurance operations for the three and nine month periods ended September 30, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$28,906	$26,237	10%	$85,687	$78,491	9%
Mortgage fee income	10	-	100%	76	-	100%
Net investment income	18,434	17,562	5%	53,609	47,269	13%
Losses on investments and other assets	(516)	(1,538)	(66)%	(1)	(1,697)	(100)%
Other	365	857	(57)%	1,314	1,723	(24)%
Total	$47,199	$43,118	9%	$140,685	$125,786	12%
Intersegment revenue	$2,330	$1,724	35%	$6,358	$5,496	16%
Earnings before income taxes	$7,175	$4,234	69%	$20,017	$8,982	123%

Intersegment revenues are primarily interest income from the warehouse lines of credit for loans held for sale provided to SecurityNational Mortgage Company (“SecurityNational Mortgage”). Profitability for the nine month period ended September 30, 2023 increased due to (a) a $7,081,000 increase in insurance premiums and other considerations, (b) a $6,340,000 increase in net investment income, (c) a $2,049,000 decrease in selling, general and administrative expenses, (d) a $1,696,000 increase in gains on investments and other assets, (e) a $862,000 increase in intersegment revenue, and (f) a $76,000 increase in mortgage fee income, which were partially offset by (i) a $5,270,000 increase in future policy benefits, (ii) a $827,000 increase in death, surrenders and other policy benefits, (iii) a $408,000 increase in interest expense, (iv) a $294,000 decrease in other revenues, (v) a $158,000 increase in intersegment interest expense and other expenses, and (vi) a $112,000 increase in amortization of deferred policy acquisition costs.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and nine month periods ended September 30, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$2,910	$3,027	(4)%	$9,310	$9,899	(6)%
Cemetery revenues	4,324	3,443	26%	11,564	11,027	5%
Net investment income	516	681	(24)%	2,461	1,917	28%
Losses on investments and other assets	(453)	(640)	(29)%	(201)	(1,615)	(88)%
Other	119	181	(34)%	293	218	34%
Total	$7,416	$6,692	11%	$23,427	$21,446	9%
Earnings before income taxes	$1,470	$901	63%	$6,082	$4,407	38%

Profitability in the nine month period ended September 30, 2023 increased due to (a) a $1,415,000 increase in gains on investments and other assets, (b) a $1,266,000 increase in cemetery pre-need sales, (c) a $544,000 increase in net investment income, (d) a $75,000 increase in other revenues, (e) a $33,000 decrease in intersegment interest expense and other expenses, (f) a $14,000 decrease in cost of goods and services sold, and (g) an $8,000 decrease in amortization of deferred policy acquisition costs, which were partially offset by (i) a $729,000 decrease in cemetery at-need sales, (ii) a $589,000 decrease in mortuary at-need sales, (iii) a $256,000 increase in selling, general and administrative expenses, and (iv) a $105,000 decrease in intersegment revenues.

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

For the nine month periods ended September 30, 2023 and 2022, SecurityNational Mortgage originated 5,680 loans ($1,708,831,000 total volume) and 8,886 loans ($2,837,349,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and nine month periods ended September 30, 2023, and 2022. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$17,615	$28,825	(39)%	$54,809	$103,220	(47)%
Income from loan originations	8,924	7,069	26%	23,812	26,463	(10)%
Change in fair value of loans held for sale	(1,504)	(4,131)	64%	(978)	(7,973)	88%
Change in fair value of loan commitments	(109)	(3,271)	97%	(716)	(2,843)	75%
Net investment income	298	360	(17)%	1,125	583	93%
Gains on investments and other assets	36	-	100%	197	391	(50)%
Other	366	4,815	(92)%	1,226	14,396	(91)%
Total	$25,626	$33,667	(24)%	$79,475	$134,237	(41)%
Earnings (loss) before income taxes	$(3,486)	$(8,437)	(59)%	$(11,207)	$(7,518)	(49)%

Included in other revenues is service fee income. Profitability for the nine month period ended September 30, 2023 decreased due to (a) a $48,411,000 decrease in secondary gains from investors, (b) a $13,170,000 decrease in other revenues, (c) a $2,651,000 decrease in income from loan originations, (d) a $772,000 increase in intersegment interest expense and other expenses, (e) a $226,000 increase in rent and rent related expenses, and (f) a $194,000 decrease in gains on investments and other assets, which were partially offset by (i) a $22,475,000 decrease in commissions, (ii) a $14,426,000 decrease in personnel expenses, (iii) a $10,985,000 decrease in other expenses, (iv) a $7,257,000 increase in the fair value of loans held for sale, (v) a $2,152,000 decrease in interest expense, (vi) a $1,865,000 increase in the fair value of loan commitments, (vii) a $1,009,000 decrease in costs related to funding mortgage loans, (viii) an $867,000 decrease in advertising expenses, (ix) a $542,000 increase in net investment income, (x) a $140,000 increase in intersegment revenues, and (xi) an $18,000 decrease in depreciation on property and equipment.

Consolidated Results of Operations

Three month period ended September 30, 2023, Compared to Three month period ended September 30, 2022

Total revenues decreased by $3,235,000, or 3.9%, to $80,242,000 for the three month period ended September 30, 2023, from $83,477,000 for the comparable period in 2022. Contributing to this decrease in total revenues was a $4,888,000 decrease in other revenues and a $3,672,000 decrease in mortgage fee income, which were partially offset by a $2,669,000 increase in insurance premiums and other considerations, a $1,247,000 increase in gains on investments and other assets, a $764,000 increase in net mortuary and cemetery sales, and a $645,000 increase in net investment income.

Mortgage fee income decreased by $3,672,000, or 12.8%, to $24,936,000, for the three month period ended September 30, 2023, from $28,608,000 for the comparable period in 2022. This decrease was primarily due to a $11,316,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market due to the decline in origination activity because of increasing interest rates, which was partially offset by a $4,023,000 increase in the fair value of loans held for sale, a $1,854,000 increase in loan fees and interest income net of an increase in the provision for loan loss reserve and a $1,767,000 increase in the fair value of loan commitments.

Insurance premiums and other considerations increased by $2,669,000, or 10.2%, to $28,907,000 for the three month period ended September 30, 2023, from $26,238,000 for the comparable period in 2022. This increase was primarily due to an increase of $2,737,000 in first year premiums, which was partially offset by a decrease of $68,000 in renewal premiums.

Net investment income increased by $645,000, or 3.5%, to $19,248,000 for the three month period ended September 30, 2023, from $18,603,000 for the comparable period in 2022. This increase was primarily attributable to a $1,054,000 increase in fixed maturity securities income, a $568,000 increase in interest on cash and cash equivalents, a $125,000 decrease in investment expenses, a $122,000 increase in insurance assignment income, a $32,000 increase in other investment income, and a $28,000 increase in equity securities income, which were partially offset by a $635,000 decrease in mortgage loan interest, a $627,000 decrease in real estate income, and a $22,000 decrease in policy loan interest.

Net mortuary and cemetery sales increased by $764,000, or 11.8%, to $7,234,000 for the three month period ended September 30, 2023, from $6,470,000 for the comparable period in 2022. This increase was primarily due to a $771,000 increase in cemetery pre-need sales and a $110,000 increase in cemetery at-need sales, which were partially offset by a $117,000 decrease in mortuary at-need sales.

Losses on investments and other assets decreased by $1,247,000, or 57.2%, to $932,000 for the three month period ended September 30, 2023, from $2,179,000 for the comparable period in 2022. This decrease in losses on investments and other assets was primarily due to a $764,000 increase in gains on real estate, a $518,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities, and a $25,000 increase in gains on fixed maturity securities, which were partially offset by a $60,000 decrease in gains on other assets mostly attributable to the Company discontinuing its use of call and put option derivatives in the first quarter of 2023.

Other revenues decreased by $4,888,000, or 85.2%, to $849,000 for the three month period ended September 30, 2023, from $5,737,000 for the comparable period in 2022. This decrease was primarily attributable to a decrease in servicing fee revenue because of the sale of certain mortgage servicing rights in October 2022.

Total benefits and expenses were $75,083,000, or 93.6% of total revenues, for the three month period ended September 30, 2023, as compared to $86,780,000, or 104.0% of total revenues, for the comparable period in 2022.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,898,000 or 12.8%, to $25,622,000 for the three month period ended September 30, 2023, from $22,724,000 for the comparable period in 2022. This increase was primarily the result of a $2,087,000 increase in future policy benefits, a $681,000 increase in death benefits, and a $130,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $581,000, or 11.5%, to $4,481,000 for the three month period ended September 30, 2023, from $5,062,000 for the comparable period in 2022. This decrease was primarily due to increased payment consistency from premium-paying products.

Selling, general and administrative expenses decreased by $13,005,000, or 23.4%, to $42,652,000 for the three month period ended September 30, 2023, from $55,657,000 for the comparable period in 2022. This decrease was primarily the result of a $4,537,000 decrease in commissions, a $4,158,000 decrease in personnel expenses, a $4,053,000 decrease in other expenses, a $378,000 decrease in advertising expense, a $46,000 decrease in depreciation on property and equipment, and a $23,000 decrease in rent and rent related expenses which were partially offset by a $192,000 increase in costs related to funding mortgage loans.

Interest expense decreased by $985,000, or 46.1%, to $1,152,000 for the three month period ended September 30, 2023, from $2,137,000 for the comparable period in 2022. This decrease was primarily due to a decrease of $975,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and a decrease of $10,000 in interest expense on bank loans.

Nine month period ended September 30, 2023, Compared to Nine month period ended September 30, 2022

Total revenues decreased by $37,881,000, or 13.5%, to $243,589,000 for the nine month period ended September 30, 2023, from $281,470,000 for the comparable period in 2022. Contributing to this decrease in total revenues was a $41,979,000 decrease in mortgage fee income, a $13,389,000 decrease in other revenues, and a $52,000 decrease in net mortuary and cemetery sales, which were partially offset by a $7,427,000 increase in net investment income, a $7,196,000 increase in insurance premiums and other considerations, and a $2,916,000 increase in gains on investments and other assets.

Mortgage fee income decreased by $41,979,000, or 35.3%, to $77,004,000, for the nine month period ended September 30, 2023, from $118,983,000 for the comparable period in 2022. This decrease was primarily due to a $48,451,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market due to the decline in origination activity because of increasing interest rates and a $2,650,000 decrease in loan fees and interest income net of an increase in the provision for loan loss reserve, which were partially offset by a $7,257,000 increase in the fair value of loans held for sale and a $1,865,000 increase in the fair value of loan commitments.

Insurance premiums and other considerations increased by $7,196,000, or 9.2%, to $85,687,000 for the nine month period ended September 30, 2023, from $78,491,000 for the comparable period in 2022. This increase was primarily due to an increase of $6,755,000 in first year premiums and an increase of $441,000 in renewal premiums.

Net investment income increased by $7,427,000, or 14.9%, to $57,195,000 for the nine month period ended September 30, 2023, from $49,769,000 for the comparable period in 2022. This increase was primarily attributable to a $3,762,000 increase in fixed maturity securities income, a $1,953,000 increase in interest on cash and cash equivalents, a $1,008,000 decrease in investment expenses, a $583,000 increase in real estate income, a $205,000 increase in income from other investments, a $116,000 increase in mortgage loan interest, and a $66,000 increase in equity securities income, which were partially offset by a $138,000 decrease in insurance assignment income and a $128,000 decrease in policy loan income.

Net mortuary and cemetery sales decreased by $52,000, or 0.3%, to $20,874,000 for the nine month period ended September 30, 2023, from $20,926,000 for the comparable period in 2022. This decrease was primarily due to a $729,000 decrease in cemetery at-need sales and a $589,000 decrease in mortuary at-need sales, which were partially offset by a $1,266,000 increase in cemetery pre-need sales.

Losses on investments and other assets decreased by $2,916,000, or 99.8%, to $5,000 for the nine month period ended September 30, 2023, from $2,921,000 for the comparable period in 2022. This decrease in losses on investments and other assets was primarily due to a $4,011,000 decrease in losses on equity securities mostly attributable to increases in the fair value of these equity securities, which were partially offset by a $439,000 increase in losses on fixed maturity securities, a $292,000 decrease in gains on other invested assets, a $238,000 decrease in gains on real estate, and a $126,000 decrease in gains on call and put option derivatives due to the Company discontinuing is use of call and put option derivatives in the first quarter of 2023.

Other revenues decreased by $13,389,000, or 82.5%, to $2,832,000 for the nine month period ended September 30, 2023, from $16,221,000 for the comparable period in 2022. This decrease was primarily attributable to a decrease in servicing fee revenue because of the sale of certain mortgage servicing rights in October 2022.

Total benefits and expenses were $228,696,000, or 93.9% of total revenues, for the nine month period ended September 30, 2023, as compared to $275,599,000, or 97.9% of total revenues, for the comparable period in 2022.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $6,098,000 or 8.7%, to $76,394,000 for the nine month period ended September 30, 2023, from $70,296,000 for the comparable period in 2022. This increase was primarily the result of a $5,270,000 increase in future policy benefits and a $1,092,000 increase in death benefits, which were partially offset by a $264,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $104,000, or 0.8%, to $13,615,000 for the nine month period ended September 30, 2023, from $13,511,000 for the comparable period in 2022. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by $51,346,000, or 28.2%, to $131,052,000 for the nine month period ended September 30, 2023, from $182,398,000 for the comparable period in 2022. This decrease was primarily the result of a $22,426,000 decrease in commissions, a $14,067,000 decrease in personnel expenses, a $12,136,000 decrease in other expenses, a $1,817,000 decrease in advertising expense, a $1,009,000 decrease in costs related to funding mortgage loans, and a $114,000 decrease in depreciation on property and equipment, which were partially offset by a $223,000 increase in rent and rent related expenses.

Interest expense decreased by $1,744,000, or 30.3%, to $4,020,000 for the nine month period ended September 30, 2023, from $5,764,000 for the comparable period in 2022. This decrease was primarily due to a decrease of $2,152,000 in interest expense on mortgage warehouse lines of credit for loans held for sale, which was partially offset by an increase of $408,000 in interest expense on bank loans.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees from mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses. As of September 30, 2023, the Company’s subsidiary SecurityNational Mortgage was not in compliance with the net income covenants under its Warehouse Lines of Credit and has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event SecurityNational Mortgage is required to repay the outstanding advances of approximately $10,200,000 on the Warehouse Line of Credit that has not provided a covenant waiver, SecurityNational Mortgage has sufficient cash and borrowing capacity on the Warehouse Lines of Credit that have provided covenant waivers to fund its origination activities. The Company has done an internal analysis of the funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During the nine month periods ended September 30, 2023 and 2022, the Company’s operations provided cash of $18,384,000 and $109,318,000, respectively. The decrease in cash provided by operations was due primarily to decreased proceeds from the sale of mortgage loans held for sale.

The Company expects to pay out liabilities under its funeral plans over the long term given the nature of those plans. Funeral plans are small face value life insurance policies that payout upon a person’s death to cover funeral burial costs; policyholders generally keep these policies in force until, and do not surrender prior to, death. Because of the long-term nature of these liabilities, the Company can hold to maturity or for the targeted investment period its corresponding bond, real estate, and mortgage loan investments, thus reducing the risk of liquidating these long-term investments because of any sudden changes in their fair values.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held to maturity in the portfolio to help in this timing matching. The Company purchases short-term investments on a temporary basis to meet the expected short-term requirements of the Company’s insurance products. The Company’s investment philosophy is intended to provide a rate of return for the expected duration of its cemetery and mortuary policies that will exceed the accruing of liabilities under those policies regardless of future interest rate movements.

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $341,252,000 (at estimated fair value) and $345,598,000 (at estimated fair value) as of September 30, 2023 and December 31, 2022, respectively. This represented 38.5% and 36.4% of the total investments of the Company as of September 30, 2023, and December 31, 2022, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. As of September 30, 2023, 1.9% (or $6,307,000) and as of December 31, 2022, 2.2% (or $7,833,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of September 30, 2023 and December 31, 2022, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $406,325,000 as of September 30, 2023, as compared to $454,499,000 as of December 31, 2022. This decrease was primarily due to a decrease of $53,281,000 in bank loans and other loans payable, which was partially offset by a $5,107,000 increase in stockholders’ equity. Stockholders’ equity as a percent of total capitalization was 73.3% and 64.4% as of September 30, 2023, and December 31, 2022, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2022 was 4.3% as compared to a lapse rate of 4.8% for 2021. The 2023 lapse rate to date has been approximately the same as 2022.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $103,984,000 and $94,254,000 as of September 30, 2023, and December 31, 2022, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Banking Environment

On March 10, 2023 and March 12, 2023, Silicon Valley Bank and Signature Bank were placed in receivership with the Federal Deposit Insurance Corporation (FDIC). Normal banking activities resumed shortly thereafter. On May 1, 2023, First Republic Bank was placed in receivership with the FDIC and was immediately purchased by a national bank.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2023, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company’s repurchase activity during the three month period ended September 30, 2023 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
7/1/2023-7/31/2023	-	$-	-	318,043
8/1/2023-8/31/2023	-	-	-	318,043
9/1/2023-9/30/2023	-	-	-	318,043

Total	-	$-	-	318,043

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three-month period ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements

See “Table of Contents – Part I – Financial Information” under page 2 above.

(a)(2)	Financial Statement Schedules

None

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(2) Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: November 14, 2023	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

