Form 10-K
period 2023-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2024-03-29
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2023, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $64,000,000 based on the $8.45 closing sale price of the Class A common stock as reported on The Nasdaq Global Select Market.

As of March 26, 2024, there were outstanding 20,048,581 shares of Class A common stock, $2.00 par value per share, and 2,971,680 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders.

Security National Financial Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2023

PART I

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 40 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eight mortuaries and five cemeteries in the state of Utah, one cemetery in the state of California, and one cemetery and four mortuaries in the state of New Mexico. The Company also engages in pre-need selling of funeral, cemetery, mortuary, and cremation services through its cemetery and mortuary locations. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes, and other real estate projects. The mortgage segment operates through 100 retail offices in 23 states and is an approved mortgage lender in several other states.

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

The Company was organized as a holding company in 1979 when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company, and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has acquired or purchased significant blocks of business which include Capital Investors Life Insurance Company (1994), Civil Service Employees Life Insurance Company (1995), Southern Security Life Insurance Company (1998), Menlo Life Insurance Company (1999), Acadian Life Insurance Company (2002), Paramount Security Life Insurance Company (2004), Memorial Insurance Company of America (2005 and subsequently sold in 2021 to FOXO Life Insurance Company), Capital Reserve Life Insurance Company (2007), Southern Security Life Insurance Company, Inc. (2008), North America Life Insurance Company (2011, 2015), Trans-Western Life Insurance Company (2012), Mothe Life Insurance Company (2012), DLE Life Insurance Company (2012), American Republic Insurance Company (2015), First Guaranty Insurance Company (2016), Kilpatrick Life Insurance Company (2019), and merger with FOXO Life Insurance Company (2023).

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

See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding the business segments of the Company.

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

Markets and Distribution

The Company is licensed to sell insurance in 40 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific niche markets. The Company’s funeral plan policies are sold primarily to people who range in age from 45 to 85 and have low to moderate income. Most of the Company’s funeral plan premiums come from the states of Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Texas, and Utah.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2023:

	2023	2022		2021		2020		2019
Life Insurance
Policy/Cert Count as of December 31	714,953	646,296		653,450		659,237		669,064
Insurance in force as of December 31 (in thousands)	$3,552,554	$3,446,836	(1)	$3,415,368	(1)	$3,379,921	(1)	$3,303,061	(1)
Premiums Collected (in thousands)	$113,584	$103,304		$99,006		$92,058		$78,253

(1) Prior years have been adjusted to include accidental death benefit insurance in force that was inadvertently excluded.

Underwriting

The factors considered in evaluating an application for ordinary life insurance coverage can include the applicant’s age, occupation, general health condition, and medical history. Upon receipt of a satisfactory (non-funeral plan insurance) application, which contains pertinent medical questions, the Company issues insurance based upon its medical limits and requirements subject to the following general non-medical limits:

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

Annuities

Products

The Company’s annuity business includes single premium deferred annuities, flexible premium deferred annuities, and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company, which is retained on deposit until such time as the individual may wish to annuitize or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to prematurely surrender their annuity contracts. An immediate annuity is a contract in which the individual remits a sum of money to the Company in return for the Company’s obligation to pay a series of payments on a periodic basis over a designated period, such as an individual’s life, or for such other period as may be designated.

Annuities have guaranteed interest rates that range from 1% to 6.5% per annum. Rates above the guaranteed interest rate credited are periodically modified by the Board of Directors at its discretion. For the Company to make a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. Commissions, issuance expenses, and general and administrative expenses are deducted from this interest rate spread.

Markets and Distribution

The general market for the Company’s annuities is middle to older age individuals. A major source of annuity sales come from direct agents and are sold in conjunction with other insurance sales. If an individual does not qualify for a funeral plan, the agent will often sell that individual an annuity to fund final expenses.

The following table summarizes the annuity business for the five years ended December 31, 2023:

	2023	2022	2021	2020	2019
Annuities Policy/Cert Count as of December 31	24,924	24,225	24,901	25,476	26,565
Deposits Collected (in thousands)	$10,946	$9,972	$9,719	$9,637	$10,400

Accident and Health

Products

Through its various acquisitions, the Company occasionally acquires small blocks of accident and health insurance policies, which it continues to service. The Company offers a low-cost comprehensive diver’s accident insurance policy that provides worldwide coverage for medical expense reimbursement in the event of a diving accident.

Markets and Distribution

The Company currently markets its diver’s accident insurance policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2023:

	2023	2022	2021	2020	2019
Accident and Health Policy/Cert Count as of December 31	9,379	11,132	12,494	13,735	15,133
Premiums Collected (in thousands)	$216	$543	$353	$296	$110

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

It is the Company’s policy to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total policy amount of life insurance reinsured by other companies as of December 31, 2023, was $333,211,000, which represented approximately 9.3% of the Company’s total life insurance policy amount in force on that date.

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

Cemetery and Mortuary

Products

Through its cemetery and mortuary segment, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include plots, interment vaults, mausoleum crypts, markers, caskets, urns, and other death care related products. These services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a mortuary at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has six separate stand-alone mortuary facilities.

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

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to real estate brokers, builders and directly to consumers. The Company has a strong retail origination presence in the Utah, Florida, Texas, Nevada and Arizona markets and many other states across the country. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

Recent Acquisitions and Other Business Activities

Real Estate Development

The Company is capitalizing on the opportunity to develop commercial and residential assets on its existing and recently acquired properties. The cost to acquire existing for-sale assets currently exceeds the replacement costs, thus creating the opportunity for development and redevelopment of the land that the Company currently owns. The Company has developed, or is in the process of developing, assets that have an initial development cost exceeding $100,000,000, primarily relating to the Center53 Development and multiple single family residential development projects. The Company plans to continue its development endeavors as based upon its assessment of the market demand.

Center53 Development

Center53 Development is an office development project comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City. At final completion, the multi-year, phased development is expected to create a campus atmosphere and include nearly one million square-feet of office space in five buildings, ranging from four to eleven stories, and will be serviced by three parking structures with approximately 4,000 stalls. In 2015, the Company broke ground and commenced development on the first phase which included a six-story building of nearly 200,000 square feet and a parking garage with 748 parking stalls. The first phase of the project was completed in July 2017 and is currently 93% leased. The second phase of the project began in March 2020 and includes a second six-story building of nearly 221,000 square feet and a parking garage with approximately 870 stalls. The Company began its occupancy of a portion of the building in October 2021 and the remainder of the building is currently 100% leased. The Company plans to initiate future phases of the Center53 Development for additional Class A office space in the central valley of Salt Lake City.

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

The Company’s life insurance subsidiaries are currently subject to regulation in Utah, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the relevant state insurance department where they are deemed “extraordinary” under relevant state law. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Company was last examined in 2021 (First Guaranty Insurance), 2022 (Security National Life, Southern Security and Trans-Western) and 2021 (Kilpatrick Life). Its most recent final examination reports have been approved by the insurance departments and are public records.

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

The Company’s cemetery and mortuary subsidiaries are subject to the Federal Trade Commission’s comprehensive funeral industry rules and to state regulations in the various states where such operations are domiciled. The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries and cemeteries are governed and licensed by state statutes and city ordinances in Utah, California, and New Mexico. The subsidiaries are required to keep annual reports on file including financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care Trust Fund. Licenses are issued annually based on such reports. The cemeteries maintain city or county licenses where they conduct business.

The Company’s mortgage subsidiaries are subject to the rules and regulations of the U.S. Department of Housing and Urban Development (HUD), and to various state licensing acts and regulations and the Consumer Financial Protection Bureau (CFPB). These regulations, among other things, specify minimum capital requirements; procedures for loan origination and underwriting, licensing of brokers and loan officers and quality review audits and specify the fees that can be charged to borrowers. Each year, the Company is required to have an audit completed for each mortgage subsidiary by an independent registered public accounting firm to verify compliance with the relevant regulations. In addition to the government regulations, the Company must meet loan requirements, and underwriting guidelines of various investors who purchase the loans.

Income Taxes

The Company’s insurance subsidiaries, Security National Life, First Guaranty and Kilpatrick are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions and reserves for future policyholder benefits (with modifications). Under The Tax Cuts and Jobs Act (the “Tax Act”), December 31, 2017 policyholder surplus account balances result in taxable income over a period of eight years.

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

Competition

The life insurance industry is highly competitive. There are approximately 800 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, pricing, and customer service. The Company’s insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, longer business histories, and more diversified lines of insurance products than the Company. In addition, such companies generally have larger sales forces. Further, the Company competes with mutual insurance companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is smaller by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

The cemetery and mortuary industry is highly competitive. In the Utah, California, and New Mexico markets where the Company competes, there are several cemeteries and mortuaries which have longer business histories, more established positions in the community, and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors which do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage industry is highly competitive with many mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage industry in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Seasonality

The Company’s business is generally not subject to seasonal fluctuations.

Human Capital Management

As of December 31, 2023, the Company employed 1,227 full-time and 246 part-time employees. Of the full-time employees, 729 were employed by the mortgage segment, 373 by the life insurance segment, and 125 by the cemetery and mortuary segment. The Company requires monthly acknowledgement of its anti-discrimination and anti-harassment policies and communicates to its employees how to report concerns that relate to their employment experience.

Employee Benefits

All eligible employees may elect coverage under the Company’s group health (including health savings and flexible spending), retirement, supplemental life and voluntary benefit programs. As of December 31, 2023, 756 employees had elected to participate in the Company’s group health insurance plans.

The Company has an employee safe harbor retirement plan for each business segment. The retirement plans qualify under section 401(k) of the Internal Revenue Code and, if approved by the board of directors, the Company makes a matching contribution in Company stock based on the employee’s contribution amount.

The Company provides other time off benefits such as paid sick and paid vacation time. The Company provides discounts on certain services provided by the Company to its employees. Additionally, the Company offers an employee assistance program that provides 24/7 counseling services for employees who may be facing challenges outside of the workplace.

Available Information

The Company’s internet address is www.securitynational.com. The Company’s investor relations website is www.investor.securitynational.com and the Company promptly makes available on this website, free of charge, the reports that it files or furnishes with the Securities and Exchange Commission.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 1B. Unresolved Staff Comments

None. As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 1C. Cybersecurity

The Company maintains a strong information security program and systems (“Cybersecurity System”) to guard against unauthorized access, malicious software, corruption of data, disruption of its networks and systems and unauthorized release of confidential information. The Company’s Cybersecurity System is comprised of multiple layers of controls to reduce the risk of cybersecurity incidents.

Risk Management and Strategy

The Company’s Cybersecurity System includes administrative, technical, and physical safeguards and is designed to provide an appropriate level of protection to maintain the confidentiality, integrity and availability of the Company’s and its customers’ information. This includes protecting against known and evolving threats to the security of the Company’s systems and information, and against unauthorized access, compromise, or loss of data. The Cybersecurity System is managed centrally, so the same security controls, policies and procedures are implemented across the organization. The Company maintains cybersecurity policies including an Acceptable Use Policy that all system users sign to acknowledge that they understand their security responsibilities. All system users receive security awareness training which includes phishing attack simulation testing.

A key element of the Company’s Cybersecurity System is to mature the program to align with the Center for Internet Security (CIS) Critical Security Controls security framework. The CIS controls are designed based on real-world data about cyber-attacks, to ensure that the measures are effective against current threats. The framework provides a prioritized set of actions, which enables the Company to focus its efforts on the most effective defensive measures first. This prioritization helps in optimizing the use of resources for maximum impact on security. This strategy provides a structured and effective approach to cybersecurity, helping the Company to protect its assets, comply with regulations, manage risks, and improve its overall security posture.

The Company maintains cyber insurance coverage that may, subject to policy terms, conditions, and limitations, cover certain aspects of cybersecurity risks; however, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Governance

The Company has established controls and procedures to escalate enterprise-level issues, including cybersecurity matters, to the appropriate management levels within its organization and to its Board of Directors, or members or committees thereof, as appropriate. The Company’s Board of Directors has oversight for enterprise risk management, including its approach to managing cybersecurity risk, and has delegated oversight responsibility of information security risks to its Audit Committee. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are reported by management to the Company’s Board of Directors or its Audit Committee, as appropriate, in accordance with its escalation framework.

In addition, the Company has established procedures to ensure that management personnel are informed in a timely manner of known cybersecurity risks and incidents that may materially impact the Company’s operations and that timely public disclosure is made as appropriate. The Company’s Cybersecurity System is led by the Chief Information Officer (“CIO”) in collaboration with a third-party virtual Chief Information Security Officer (“vCISO”) and other third-party cybersecurity service providers which in turn assist in monitoring the Company’s exposure from significant information technology suppliers, significant software as service providers and major vendors with access to the Company’s information technology systems. The Company’s CIO has 10 years of cybersecurity industry experience. Further, team members who support the Company’s cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems, and programming, as well as cybersecurity certifications such as a Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM). During the last three years, the Company has not experienced a material security breach and, as a result, the Company has not incurred any material expenses from such a breach. Furthermore, during such time, the Company has not been penalized or paid any amount under any information security breach settlement.

Item 2. Properties

The tables below set forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
433 Ascension Way, Floors 4, 5 and 6	Salt Lake City	UT	Corporate Headquarters, Insurance Operations, Cemetery and Mortuary Operations, Mortgage Operations and Sales	Owned	221,000	N/A			N/A
1044 River Oaks Dr. (1)	Flowood	MS	Insurance Operations	Owned	5,522	N/A			N/A
1818 Marshall St.	Shreveport	LA	Insurance Operations	Owned	12,274	N/A			N/A
812 Sheppard St.	Minden	LA	Insurance Sales	Owned	1,560	N/A			N/A
909 Foisy Ave. (2)	Alexandria	LA	Insurance Sales	Owned	8,059	N/A			N/A
1550 N. Third St. (1)	Jena	LA	Insurance Sales	Owned	1,737	N/A			N/A
1 Sanctuary Blvd. Suite 302A	Mandeville	LA	Insurance Sales	Leased	1,335	$2,400	/	mo	6/30/2024
79 E. Main Street	Midway	UT	Funeral Service Sales	Leased	4,476	$6,233	/	mo	10/31/2025
4387 S. 500 W.	Salt Lake City	UT	Funeral Service Sales	Leased	2,168	$1,895	/	mo	7/31/2025
1627A Central Ave.	Los Alamos	NM	Funeral Service Sales	Leased	1,400	$1,600	/	mo	12/30/2024
200 Market Way	Rainbow City	AL	Fast Funding Operations	Leased	12,850	$10,490	/	mo	1/31/2025
5100 N. 99th Ave., Suite 101/103	Phoenix	AZ	Mortgage Sales	Sub-Leased	3,940	$3,369	/	mo	month to month
10609 N. Hayden Rd., Suite 100	Scottsdale	AZ	Mortgage Sales	Leased	3,585	$8,650	/	mo	month to month
1490 S. Price Road, Suite 318	Chandler	AZ	Mortgage Sales	Leased	1,600	$3,050	/	mo	6/30/2024
5100 N. 99th Ave., Suite 111	Phoenix	AZ	Mortgage Sales	Sub-Leased	720	$2,382	/	mo	month to month
1951 West Camelback Rd, Ste 200	Phoenix	AZ	Mortgage Sales	Leased	2,446	$3,771	/	mo	month to month
2636 Hwy 95 Suite 2	Bullhead City	AZ	Mortgage Sales	Leased	1,000	$1,225	/	mo	month to month
2220 S. Country Club Drive Suite 101	Mesa	AZ	Mortgage Sales	Leased	3,274	$5,339	/	mo	2/14/2028
350 West 16th Street #209	Yum	AZ	Mortgage Sales	Leased	1,731	$4,284	/	mo	6/30/2024
102 North Cortez St.	Prescott	AZ	Mortgage Sales	Leased	100	$600	/	mo	month to month
15169 North Scottsdale Road, #205 - office 3012 & 3013	Scottsdale	AZ	Mortgage Sales	Leased	Unknown	$3,400	/	mo	month to month
10265 W. Camelback Road, #100	Phoenix	AZ	Mortgage Sales	Leased	1,647	$3,817	/	mo	2/27/2024
40977 Oak Dr.	Forest Falls	CA	Mortgage Sales	Leased	250	$-	/	mo	month to month
2934 E. Garvey Ave. South, Suite 250	West Covina	CA	Mortgage Sales	Leased	500	$1,100	/	mo	month to month
7398 Fox Trail Unit B	Yucca Valley	CA	Mortgage Sales	Leased	900	$550	/	mo	month to month
155 S. Highway 101 Suite 7	Solana Beach	CA	Mortgage Sales	Leased	2,000	$7,426	/	mo	7/31/2026
44441 West 16th Street #101	Lancaster	CA	Mortgage Sales	Leased	2,115	$2,057	/	mo	1/31/2024
1420 Magnolia Ave	Oxnard	CA	Mortgage Sales	Leased	100	$6,392	/	mo	3/30/2024
625 The City Drive, Suite 450	Orange	CA	Mortgage Sales	Leased	2,485	$6,655	/	mo	12/31/2024
27 Main St., Suite C-104B	Edwards	CO	Mortgage Sales	Leased	680	$1,950	/	mo	month to month
4501 Mohawk Dr.	Larkspur	CO	Mortgage Sales	Leased	250	$50	/	mo	month to month
7800 E. Union Ave., Suite 550	Denver	CO	Mortgage Sales	Sub-Leased	4,656	$11,640	/	mo	2/28/2026
5982 s Zeno Ct	Aurora	CO	Mortgage Sales	Leased	50	$-	/	mo	month to month
5475 Tech Center Drive #201-A	Colorado Springs	CO	Mortgage Sales	Leased	790	$1,218	/	mo	9/30/2024
1145 Town Park Ave., Suite 2215	Lake Mary	FL	Mortgage Sales	Leased	5,901	$12,294	/	mo	2/29/2024
8191 College Parkway, Suite 201	Ft Myers	FL	Mortgage Sales	Leased	4,676	$4,505	/	mo	8/21/2024
2350 Fruitville Rd Ste, Ste 101	Sarasota	FL	Mortgage Sales	Leased	2,455	$5,266	/	mo	3/14/2026
921 Club House Blvd, New Smyrna Beach,		FL	Mortgage Sales	Leased	50	$-	/	mo	month to month
9123 N. Military Trail, #104B	Palm Beach Gardens	FL	Mortgage Sales	Leased	150	$800	/	mo	month to month
970 Island Grove Drive	Deland	FL	Mortgage Sales	Leased	100	$-	/	mo	month to month
10293 61st Ct N	Pinellas Park	FL	Mortgage Sales	Leased	100	$-	/	mo	month to month
5666 Seminole Blvd, Suite 106 & 111	Seminole	FL	Mortgage Sales	Leased	210	$1,170	/	mo	7/31/2024
2033 Main Street, Suite 407	Sarasota	FL	Mortgage Sales	Leased	2,410	$2,812	/	mo	10/31/2024
265 E Marion Ave	Punta Gorda	FL	Mortgage Sales	Leased	-	$99	/	mo	month to month
900 Cricle 75 Parkway, Ste 175	Atlanta	GA	Mortgage Sales	Leased	3,020	$6,341	/	mo	6/30/2026
6600 Peachtree Dunwoody Rd, Ste 135	Atlanta	GA	Mortgage Sales	Leased	2,129	$4,988	/	mo	3/31/2026
4370 Kukui Grove St., Suite 201	Lihue	HI	Mortgage Sales	Leased	864	$1,542	/	mo	2/28/2025
1001 Kamokila Blvd.	Kapolei	HI	Mortgage Sales	Leased	737	$1,813	/	mo	12/31/2025
32 Kinoole St. Suite 101, Hilo HI	Hilo	HI	Mortgage Sales	Leased	730	$2,373	/	mo	5/31/2024
1885 Main Street #108	Wailuku	HI	Mortgage Sales	Leased	1,092	$1,602	/	mo	5/14/2024
677 Ala Moana Blvd. Suite 609	Honolulu	HI	Mortgage Sales	Leased	716	$2,141	/	mo	1/31/2024
970 No Kalaheo Ave, Kailua, Suite A307, HI 96734	Kailua	HI	Mortgage Sales	Leased	510	$1,245	/	mo	5/31/2024
70 Kanoa Street Suite #140	Wailuku	HI	Mortgage Sales	Sub-Leased	Unknown	$300	/	mo	month to month
315 Cece Way	Mccall	ID	Mortgage Sales	Leased	100	$-	/	mo	month to month
802 West Bartlett Road	Bartlett	IL	Mortgage Sales	Leased	2,300	$6,000	/	mo	12/31/2024
568 Greenluster Dr.	Covington	LA	Mortgage Sales	Leased	150	$750	/	mo	month to month
81 Boulder Drive,	Elizabethtown	KY	Mortgage Sales	Leased	100	$-	/	mo	month to month
8684 Veterans Hwy, Ste 101	Millersville	MD	Mortgage Sales	Leased	4,018	$6,927	/	mo	7/31/2026
860 Blue Gentian Road Suite 205	Eagan	NM	Mortgage Sales	Leased	100	$383	/	mo	month to month

Item 2. Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
4987 Fall Creek Rd. Suite 1	Branson	MO	Mortgage Sales	Leased	700	$1,000	/	mo	month to month
4700 Homewood Ct #260	Raleigh	NC	Mortgage Sales	Leased	2,339	$5,353	/	mo	2/28/2025
110 North Center Street, Suite 203	Hickory	NC	Mortgage Sales	Leased	100	$680	/	mo	5/14/2024
2015 Ayrsley Town Blvd, Suite 247	Charlotte	NC	Mortgage Sales	Leased	100	$1,644	/	mo	month to month
1980 Festival Plaza Dr., Suite 850	Las Vegas	NV	Mortgage Sales	Leased	12,866	$46,446	/	mo	3/31/2027
840 Pinnacle Ct., Suite 3	Mesquite	NV	Mortgage Sales	Leased	900	$720	/	mo	3/12/2022
2635 St. Rose Pkwy, Suites D 100, 110, 120	Hendeson	NV	Mortgage Sales	Leased	5,788	$12,649	/	mo	9/30/2025
2250 East Postal Drive, Suite 1	Pahrump	NV	Mortgage Sales	Sub-Leased	1,500	$1,743	/	mo	month to month
2546 Findlater	Henderson	NV	Mortgage Sales	Leased	120	$-	/	mo	month to month
670 Meridian Way, Suite 146	Westerville	OH	Mortgage Sales	Leased	100	$599	/	mo	month to month
10365 SE Sunnyside Rd., Suite 310	Clackamus	OR	Mortgage Sales	Leased	1,288	$2,899	/	mo	11/30/2024
11592 SW Roundup Place	Terrebonne	OR	Mortgage Sales	Leased	100	$-	/	mo	month to month
709 Pacific Ave	Tillamook	OR	Mortgage Sales	Leased	120	$-	/	mo	month to month
144 Alf Taylor Rd.	Johnson City	TN	Mortgage Sales	Sub-Leased	1,521	$800	/	mo	month to month
4646 Poplar Avenue, #317	Memphis	TN	Mortgage Sales	Leased	477	$845	/	mo	3/31/2024
115 W. New Street	Kingsport	TN	Mortgage Sales	Leased	100	$650	/	mo	month to month
11550 Fuqua, Suite 200	Houston	TX	Mortgage Sales	Leased	1,865	$3,341	/	mo	4/30/2024
17347 Village Green Dr., Suite 102	Houston	TX	Mortgage Sales	Sub-Leased	3,300	$5,995	/	mo	12/1/2024
9737 Great Hills Trail, Suites 150, 200, 220	Austin	TX	Mortgage Sales	Leased	19,891	$40,196	/	mo	month to month
1213 East Alton Gloor Blvd., Suite H	Brownsville	TX	Mortgage Sales	Leased	2,000	$2,310	/	mo	2/28/2024
5020 Collinwood Ave., Suite 100	Fort Worth	TX	Mortgage Sales	Leased	2,687	$5,500	/	mo	1/31/2025
722 Kiowa Dr. West	Lake Kiowa	TX	Mortgage Sales	Leased	150	$495	/	mo	month to month
23227 Red River Drive	Katy	TX	Mortgage Sales	Leased	144	$750	/	mo	month to month
5707 Cold Springs Drive	San Antonio	TX	Mortgage Sales	Leased	100	$-	/	mo	month to month
4500 1-40 West, Suite B	Amarillo	TX	Mortgage Sales	Leased	1,238	$1,700	/	mo	12/31/2024
30417 Fifth Street Suite B	Fulshear	TX	Mortgage Sales	Leased	1,000	$1,273	/	mo	month to month
4908 North Midkiff Road	Midland	TX	Mortgage Sales	Leased	1,550	$2,500	/	mo	month to month
462 Mid Cities Boulevard	Hurst	TX	Mortgage Sales	Leased	1,640	$2,500	/	mo	month to month
18525 West Lake Houston Parkway, Suite 222	Humble	TX	Mortgage Sales	Leased	1,390	$2,612	/	mo	9/30/2025
2600 South Shore Boulevard, Suite 300	League City	TX	Mortgage Sales	Leased	94	$785	/	mo	4/24/2024
106 Decker Court Suite 310	Irving	TX	Mortgage Sales	Leased	1,664	$4,160	/	mo	4/24/2024
1600 Lee Travino, Suite A-1	El Paso	TX	Mortgage Sales	Leased	1,535	$2,110	/	mo	month to month
23702 IH-10 West, Suite 105-D	San Antonio	TX	Mortgage Sales	Leased	100	$470	/	mo	month to month
1777 NE Loop 410, Suite 600	San Antonio	TX	Mortgage Sales	Leased	100	$1,070	/	mo	month to month
299 South Columbia,	Stephenville	TX	Mortgage Sales	Leased	3,417	$5,700	/	mo	month to month
18756 Stone Oak Parkway Ste 200	San Antonio	TX	Mortgage Sales	Leased	100	$1,908	/	mo	month to month
10000 Central Expressway Ste 428	Dallas	TX	Mortgage Sales	Leased	200	$1,400	/	mo	12/31/2024
602 S Main St	Weatherford	TX	Mortgage Sales	Leased	1,250	$1,282	/	mo	12/31/2024
5757 Flewellen Oaks Ln #104	Fulshear	TX	Mortgage Sales	Leased	100	$800	/	mo	month to month
126 W. Sego Lily Dr., Suite 126	Sandy	UT	Mortgage Sales	Leased	2,794	$6,933	/	mo	1/31/2027
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	1,884	$1,600	/	mo	4/30/2025
11240 S. River Heights Dr.	South Jordan	UT	Mortgage Sales	Leased	3,403	$8,458	/	mo	11/30/2024
500 East Village Blvd.	Stansbury Park	UT	Mortgage Sales	Leased	1,950	$3,475	/	mo	10/31/2024
1350 E. 300 S. 3rd Floor	Lehi	UT	Mortgage Sales	Leased	15,446	$38,396	/	mo	12/22/2026
2455 E. Parleys Way, Suites 120 & 150	Salt Lake City	UT	Mortgage Sales	Leased	5,256	$8,962	/	mo	7/31/2030
859 W South Jordan Pkwy, Suite 101,	South Jordan	UT	Mortgage Sales	Leased	3,376	$6,175	/	mo	5/30/2025
768 S. 1600 W., Suite B	Mapleton	UT	Mortgage Sales	Leased	1,500	$4,120	/	mo	month to month
UT ( ) 998 N 1200 W, Suite 104 Orem	Orem	UT	Mortgage Sales	Leased	2,162	$5,648	/	mo	month to month
21430 Cedar Dr., Suite 200-202	Sterling	VA	Mortgage Sales	Leased	6,850	$16,360	/	mo	3/9/2024
15650 NE Fourth Blvd Ste 101	Vancouver	WA	Mortgage Sales	Leased	200	$485	/	mo	11/30/2024
1508 24th Ave., Suite 23	Kenosha	WI	Mortgage Sales	Leased	250	$150	/	mo	month to month
27903 99th St.	Trevor	WI	Mortgage Sales	Leased	300	$150	/	mo	month to month

(1) These two properties were sold during the first quarter of 2024.

(2) This property is currently listed for sale and under contract.

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

Item 2. Properties (Continued)

The following table summarizes the location and acreage of the seven Company owned cemeteries, each of which includes one or more mausoleums. The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports, or the Company’s inspection of the cemeteries. The Company estimates that there are approximately 1,200 spaces per developed acre.

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage	Total Acreage	Acres Sold as Cemetery Spaces (1)	Total Available Acreage
Memorial Estates, Inc. Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	9	39	8	31

Memorial Estates, Inc. Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	26	54	20	34

Memorial Estates, Inc. Redwood Cemetery	6500 South Redwood Road West Jordan, Utah	1973	40	71	35	36

Deseret Memorial Inc. Lake Hills Cemetery	10055 South State Street Sandy, Utah	1991	9	28	6	22

Holladay Memorial Park, Inc. Holladay Memorial Park	4900 South Memory Lane Holladay, Utah	1991	12	14	8	6

California Memorial Estates, Inc. Singing Hills Memorial Park	2800 Dehesa Road El Cajon, California	1995	8	97	6	91 (2)

SNR-SF Cemetery LLC Santa Fe Memorial Gardens	417 Rodeo Rd Santa Fe, New Mexico	2021	5 (3)	5	4	1

(1)	Includes both reserved and occupied spaces.
(2)	Includes an open easement with a total acreage of approximately 62 acres.
(3)	Includes five main columbariums that can hold approximately 6,000 inurnments.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the twelve Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary, Inc. Memorial Mortuary	5850 South 900 East, Murray, Utah	1973	3	1	20,000

Affordable Funerals and Cremations, St. George	157 East Riverside Dr., No. 3A, St. George, Utah	2016	1	1	2,360

Memorial Estates, Inc. Redwood Mortuary (1)	6500 South Redwood Rd., West Jordan, Utah	1973	2	1	10,000

Memorial Estates, Inc. Mountain View Mortuary (1)	3115 East 7800 South, Salt Lake City, Utah	1973	2	1	16,000

Memorial Estates, Inc. Lakeview Mortuary (1)	1640 East Lakeview Dr., Bountiful, Utah	1973	0	1	5,500

Deseret Memorial Inc. Lakehills Mortuary (1)	10055 South State St., Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary, Inc. Cottonwood Mortuary	4670 South Highland Dr., Holladay, Utah	1991	2	1	14,500

SN Probst LLC Heber Valley Funeral Home	288 North Main St., Heber City, Utah	2019	1	1	5,900

SN Holbrook LLC Milcreek Funeral Home	3251 S 2300 E, Millcreek, Utah	2021	2	1	6,300

SNR-SF Mortuary LLC Rivera Family Funeral Home Santa Fe (1)	417 Rodeo RD, Santa Fe, New Mexico	2021	2	1	7,700

SNR-Espanola LLC Rivera Family Funeral Home Española	305 Calle Salazar, Española, New Mexico	2021	1	2	10,400

SNR-Taos LLC Rivera Family Funeral Home Taos	818 Paseo Del Pueblo Sur, Taos, New Mexico	2021	0	1	9,600

(1)	These funeral homes also provide burial niches at their respective locations.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A common stock trades on The Nasdaq Global Select Market under the symbol “SNFCA.” As of March 26, 2024, the closing stock price of the Class A common stock was $7.62 per share. As of March 26, 2024, there were 1,747 registered stockholders of record of the Company’s Class A common stock and 42 registered stockholders of record of the Company’s Class C common stock. Because many of the Company’s shares of Class A common stock are held by brokers and other institutions on behalf of the stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

The following were the high and low market closing stock prices for the Class A common stock by quarter as reported by NASDAQ since January 1, 2022:

	Price Range (1)
	High	Low
Period (Calendar Year)
2022
First Quarter	$9.39	$8.13
Second Quarter	$9.40	$7.46
Third Quarter	$8.20	$5.93
Fourth Quarter	$7.21	$5.81

2023
First Quarter	$7.19	$5.71
Second Quarter	$8.45	$6.03
Third Quarter	$8.83	$7.58
Fourth Quarter	$9.60	$6.89

2024
First Quarter (through March 26, 2024)	$9.04	$7.62

(1) Stock prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 12 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. The Company paid a 5% stock dividend on Class A and Class C common stock each year from 1990 through 2019, a 7.5% stock dividend for the year 2020, and a 5.0% stock dividend for the years 2021 through 2023.

On December 27, 2022, the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to 1,000,000 shares of the Company’s Class A Common Stock. The agreement is subject to the daily time, price, and volume conditions of Rule 10b-18. The agreement expired December 31, 2023.

The following table shows the Company’s repurchase activity of its common stock during the three-month period ended December 31, 2023 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
10/1/2023-10/31/2023	-	$-	-	318,043
11/1/2023-11/30/2023	-	$-	-	318,043
12/1/2023-12/31/2023	-	$-	-	318,043

Total	-	$-	-	318,043

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2019 through December 31, 2023. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was $100 as of December 31, 2019 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
SNFC	100	153	177	148	191
S & P 500	100	116	148	119	148
S & P Insurance	100	126	158	171	183

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

Insurance Operations

The following table shows the condensed financial results for the Company’s insurance operations for 2023 and 2022. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2023	2022	2023 vs 2022 % Increase (Decrease)
Revenues from external customers:
Insurance premiums	$114,658	$105,002	9%
Net investment income	67,812	62,565	8%
Mortgage fee income	77	143	(46%)
Gains (losses) on investments and other assets	963	(459)	310%
Other	1,666	1,932	(14%)
Total	$185,176	$169,183	9%
Intersegment revenue	$8,203	$6,601	24%
Earnings before income taxes	$25,272	$14,196	78%

Profitability for 2023 increased due to (a) a $9,656,000 increase in insurance premiums and other considerations, (b) a $5,247,000 increase in net investment income, (c) a $1,602,000 increase in intersegment revenue, (d) a $1,422,000 increase in gains on investments and other assets primarily due to an increase in the fair value of equity securities, and (e) a $987,000 decrease in selling, general and administrative expenses, which were partially offset by (i) a $5,150,000 increase in future policy benefits, (ii) a $1,936,000 increase in death, surrenders and other policy benefits, (iii) a $266,000 decrease in other revenues, (iv) a $176,000 increase in intersegment interest expense and other expenses, (v) a $133,000 increase in amortization of deferred policy acquisition costs primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs, (vi) a $111,000 increase in interest expense, and (vii) a $66,000 decrease in mortgage fee income.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for 2023 and 2022. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2023	2022	2023 vs 2022 % Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$15,189	$13,871	10%
Mortuary revenues	12,676	13,123	(3%)
Net investment income	2,952	2,445	21%
Gains (losses) on investments and other assets	717	(796)	190%
Other	404	305	32%
Total	$31,938	$28,948	10%
Earnings before income taxes	$8,445	$6,094	39%

Profitability in 2023 increased due to (a) a $2,196,000 increase in cemetery pre-need sales, (b) a $1,513,000 increase in gains on investments and other assets (primarily attributable to an increase in the fair value of equity securities classified as restricted assets and cemetery perpetual care trust investments), (c) a $507,000 increase in net investment income, (d) a $99,000 increase in other revenues, (e) a $59,000 decrease in amortization of deferred policy acquisition costs, and (f) a $44,000 decrease in intersegment interest expense and other expenses, which were partially offset by (i) a $878,000 decrease in cemetery at-need sales, (ii) a $546,000 increase in selling, general and administrative expenses, (iii) a $447,000 decrease in mortuary at-need sales, (iv) a $111,000 decrease in intersegment revenues, and (v) a $85,000 increase in costs of goods sold.

Mortgage Operations

The Company’s wholly owned subsidiary, SecurityNational Mortgage, is a mortgage lender incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originates mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage originates and refinances mortgage loans on a retail basis. Mortgage loans originated or refinanced by SecurityNational Mortgage are funded through loan purchase agreements with Security National Life, Kilpatrick Life and unaffiliated financial institutions.

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the MSRs on approximately 4% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer. On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased $51,185,906.

Mortgage rates have followed the US Treasury yields up in response to the higher-than-expected inflation and the expectation that the Federal Reserve will continue to raise rates in the near term. As expected, the rapid increase in mortgage rates has resulted in a decrease in loan originations classified as ‘refinance’. Higher mortgage rates have also had a negative effect on loan originations classified as ‘purchases’, although not as significant as those in the refinance classification.

For 2023 and 2022, SecurityNational Mortgage originated 7,185 loans ($2,173,081,000 total volume) and 10,663 loans ($3,373,554,000 total volume), respectively.

The following table shows the condensed financial results for the Company’s mortgage operations for 2023 and 2022. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2023	2022	2023 vs 2022 % Increase (Decrease)
Revenues from external customers:
Secondary gains from investors	$68,428	$153,728	(55%)
Income from loan originations	31,245	32,772	(5%)
Change in fair value of loans held for sale	(478)	(8,835)	(95%)
Change in fair value of loan commitments	(1,124)	(4,309)	(74%)
Net investment income	1,580	1,188	33%
Gains on investments and other assets	157	398	(61%)
Other	1,576	16,580	(90%)
Total	$101,384	$191,522	(47%)
Earnings (loss) before income taxes	$(17,416)	$14,088	(224%)

Included in other revenues is service fee income. Profitability in 2023 decreased due to (a) an $85,300,000 decrease in secondary gains from investors, (b) a $15,004,000 decrease in other revenues due to the sale of certain MSRs in October 2022, (c) a $1,535,000 increase in intersegment interest expense and other expenses, (d) a $1,527,000 decrease in income from loan originations, and (e) a $241,000 decrease in gains on investments and other assets, which were partially offset by (i) a $23,662,000 decrease in commissions, (ii) a $17,871,000 decrease in personnel expenses, (iii) a $13,180,000 decrease in other expenses, (iv) an $8,356,000 increase in the fair value of loans held for sale, (v) a $3,185,000 increase in the fair value of loan commitments, (vi) a $3,077,000 decrease in interest expense, (vii) a $1,100,000 decrease in costs related to funding mortgage loans, (viii) a $1,011,000 decrease in advertising expenses, (ix) a $392,000 increase in net investment income, (x) a $175,000 increase in intersegment revenues, (xi) a $42,000 decrease in depreciation on property and equipment, and (xii) a $52,000 decrease in rent and rent related expenses.

Critical Accounting Policies and Estimates

The following is a summary of the Company’s significant accounting policies and a review of the Company’s most critical accounting estimates. See Note 1 of the Notes to Consolidated Financial Statements.

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

The Company receives investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims more than policyholder account balances are reported as expenses in the consolidated financial statements.

Premiums and other considerations received for traditional life insurance products are recognized as revenues when due. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized, and amortized into expenses. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. This amortization is adjusted when the Company revises the estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year on the level of claims incurred under insurance retention limits. The profitability of the Company is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. The Company can mitigate adverse experiences through sound underwriting, asset and liability duration matching, sound actuarial practices, adjustments to credited interest rates, policyholder dividends and cost of insurance charges.

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

The Company, through its mortgage subsidiaries, sells mortgage loans to third-party investors without recourse, unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchasing under certain events, which include the following:

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

It is the Company’s policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

●	Research reasons for rejection,
●	Provide additional documents,
●	Request investor exceptions,
●	Appeal rejection decision to purchase committee, and
●	Commit to secondary investors.

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month period, the loans are repurchased and transferred to mortgage loans held for investment at the lower of cost or fair value and the previously recorded sales revenue that was to be received from a third-party investor is written off against the loan loss reserve. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

Determining fair value. The cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value, while often difficult to determine and may contain significant unobservable inputs, is based on the following guidelines:

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

The appraised value of the real estate underlying the original mortgage loan adds significance to the Company’s determination of fair value because, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan, thus minimizing credit risk. Most loans originated are sold to third-party investors. The amounts expected to be sold to investors are shown on the consolidated balance sheets as loans held for sale.

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

Value of Business Acquired

Value of business acquired (“VOBA”) is the present value of estimated future profits of the acquired business and is amortized like deferred acquisition costs. The critical issues explained for deferred acquisition costs would also apply for value of business acquired.

Mortgage Loans Foreclosed to Real Estate Held for Investment or Sale

These properties are recorded at the lower of cost or fair value upon foreclosure. The Company believes that in an orderly market, fair value approximates the replacement cost of a home, and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for estimated future policy benefits. Accordingly, the fair value determination is generally weighted more heavily toward the rental analysis. The fair value is also estimated by obtaining an independent appraisal, which typically considers area comparable properties and property condition.

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

Unearned Premium Reserve

The universal life products the Company sells have significant policy initiation fees (front-end load) that are deferred and amortized into revenues over the estimated expected gross profits from surrender charges and investment, mortality, and expense margins. The same issues that impact deferred acquisition costs apply to unearned revenue.

Premium Deficiency and Loss Recognition Testing

At least annually, the Company tests the adequacy of the net benefit reserves (liability for future policy benefits, net of DAC and VOBA) recorded for life insurance and annuity products. The Company tests for recoverability by using the Company’s current best-estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized DAC and VOBA assets. These cash flows consist primarily of premium income, less benefits, and expenses. If the current contract liabilities plus the present value of future premiums is greater than the sum of the present values of future policy benefits, commissions, and expenses plus the current DAC and VOBA less unearned premium reserve balances, then the capitalized assets are deemed recoverable. The present values are calculated using the best estimate of the after-tax net investment earned rate.

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

Mortgage Allowance for Credit Losses and Loan Loss Reserve

The Company provides for losses on its mortgage loans held for investment through an allowance for credit losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account).

The mortgage allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the Company’s mortgage loans held for investment to present the net amount expected to be collected. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as real estate held for investment. The Company will rent the properties until it is deemed desirable to sell them.

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

Results of Consolidated Operations

2023 Compared to 2022

Total revenues decreased by $71,155,000, or 18.3%, to $318,497,000 for 2023 from $389,652,000 for 2022. Contributing to this decrease in total revenues was primarily a $75,352,000 decrease in mortgage fee income and a $15,171,000 decrease in other revenues. This decrease in total revenues was offset by a $9,657,000 increase in insurance premiums and other considerations, a $6,145,000 increase in net investment income, a $2,695,000 increase in gains on investments and other assets, and an $871,000 increase in net cemetery and mortuary sales.

Mortgage fee income decreased by $75,352,000, or 43.4%, to $98,148,000 for 2023, from $173,500,000 for 2022. This decrease was primarily due to an $85,366,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market, and a $2,579,000 decrease in loan fees and interest income. This decrease in mortgage fee income was partially offset by a $11,541,000 increase in the fair value of loans held for sale and loan commitments and a $1,052,000 decrease in the provision for loan loss reserve.

Insurance premiums and other considerations increased by $9,657,000, or 9.2%, to $114,658,000 for 2023, from $105,002,000 for 2022. This increase was due to an increase of $9,238,000 in first year premiums because of increased preneed insurance sales and an increase of $419,000 in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying policies in force.

Net investment income increased by $6,145,000, or 9.3%, to $72,343,000 for 2023, from $66,198,000 for 2022. This increase was primarily attributable to a $4,476,000 increase in fixed maturity securities income, a $2,583,000 increase in interest on cash and cash equivalents, a $477,000 decrease in investment expenses, a $223,000 increase in rental income from real estate held for investment, a $106,000 increase in equity securities income, a $99,000 increase in income in other investments, and a $5,000 increase in insurance assignment income. This increase was partially offset by a $1,708,000 decrease in mortgage loan interest and a $116,000 decrease in policy loan income.

Net mortuary and cemetery sales increased by $871,000, or 3.2%, to $27,865,000 for 2023, from $26,994,000 for 2022. This increase was primarily due to a $2,196,000 increase in cemetery pre-need sales. This increase was partially offset by a $878,000 decrease in cemetery at-need sales and a $447,000 decrease in mortuary at-need sales.

Gains on investments and other assets increased by $2,695,000, or 314.3%, to $1,837,000 in gains for 2023, from $858,000 in losses for 2022. This increase in gains on investments and other assets was primarily due to a $4,157,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities. This increase was partially offset by a $527,000 decrease in gains on fixed maturity securities, a $485,000 decrease in gains on other assets, and a $450,000 decrease in gains on real estate held for investment.

Other revenues decreased by $15,171,000, or 80.6%, to $3,646,000 for 2023 from $18,817,000 for 2022. This decrease was primarily attributable to a decrease in servicing fee revenue because of the sale of certain mortgage servicing rights in October 2022.

Total benefits and expenses were $302,197,000, or 94.9% of total revenues for 2023, as compared to $355,275,000, or 91.2% of total revenues for 2022.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $7,086,000, or 7.6%, to $100,012,000 for 2023, from $92,926,000 for 2022. This increase was primarily the result of a $5,150,000 increase in future policy benefits and a $2,012,000 increase in death benefits. This increase was partially offset by a $76,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $74,000, or 0.4%, to $18,024,000 for 2023, from $17,950,000 for 2022. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses decreased by an aggregate of $57,358,000, or 24.7%, to $174,490,000 for 2023, from $231,848,000 for 2022. This decrease was primarily the result of a $23,391,000 decrease in commissions, a $16,970,000 decrease in personnel expenses, a $13,739,000 decrease in other expenses, a $1,987,000 decrease in advertising expenses, a $1,100,000 decrease in costs related to funding mortgage loans, a $145,000 decrease in depreciation on property and equipment, and a $26,000 decrease in rent and rent related expenses.

Interest expense decreased by $2,965,000, or 37.9%, to $4,865,000 for 2023, from $7,830,000 for 2022. This decrease was primarily due to a decrease of $3,077,000 in interest expense on mortgage warehouse lines of credit for loans held for sale, which was partially offset by a $112,000 increase in interest expense on bank loans.

Cost of goods and services sold of the cemeteries and mortuaries increased by $85,000, or 1.8%, to $4,806,000 for 2023, from $4,721,000 for 2022. This increase was primarily due to a $218,000 increase in cemetery at-need sales and a $40,000 increase in cemetery pre-need sales, which was partially offset by a $173,000 decrease in mortuary at-need sales.

Income tax expense decreased by $6,881,000, or 79.2%, to $1,805,000 for 2023, from $8,687,000 for 2022. This decrease was primarily due to a decrease in earnings before income taxes for 2023 compared to 2022. The Company’s overall effective tax rate decreased from 25.3% for 2022 to 11.1% in 2023, a 14.2% decrease in the effective tax rate or a 56.1% change.

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

During 2023 and 2022 the Company decreased its loan loss reserve by $1,178,000 and increased its loan loss reserve by $1,079,000, respectively, for loan originations, and the charges have been included in mortgage fee income. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2023 and 2022, the balances were $547,000 and $1,726,000, respectively. The Company believes the loan loss reserve represents probable loan losses incurred as of December 31, 2023. There is a risk, however, that future loan losses may exceed the loan loss reserve.

As of December 31, 2023, the Company’s mortgage loans held for investment portfolio consisted of mortgage loans in an aggregate principal amount of $6,149,000 with delinquencies exceeding 90 days. Of this amount, loans with an aggregate principal amount of $2,263,000 were in foreclosure proceedings. The Company has not received or recognized any interest income on the $6,149,000 in mortgage loans with delinquencies exceeding 90 days. During 2023 and 2022, the Company increased its allowance for credit losses by $1,184,000 and by $270,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The Company also increased its allowance for credit losses by $665,000 at the beginning of 2023 due to the adoption of the new accounting standard (Refer to Note 1 of the Notes to the Consolidated Financial Statements). The allowances for credit losses on the Company’s mortgage loans held for investment portfolio as of December 31, 2023 and 2022 were $3,819,000 and $1,970,000, respectively.

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

Banking Environment.

On March 10, 2023, and March 12, 2023, Silicon Valley Bank and Signature Bank were placed in receivership with the Federal Deposit Insurance Corporation (FDIC). Normal banking activities resumed shortly thereafter. On May 1, 2023, First Republic Bank was placed in receivership with the FDIC and was immediately purchased by a national bank.

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

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment or sale; those used in determining the liability for future policy benefits and unearned revenue; those used in determining the estimated future costs for pre-need sales; those used in determining the value of mortgage servicing rights; those used in determining the value of loans held for sale; those used in determining allowances for credit losses; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

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

As of December 31, 2023, the Company’s subsidiary SecurityNational Mortgage was not in compliance with the net income covenants under its warehouse lines of credit and its operating cash flow covenant for its standby letter of credit with its primary bank. SecurityNational Mortgage has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event SecurityNational Mortgage is required to repay the outstanding advances of approximately $7,732,000 on the warehouse line of credit that has not provided a covenant waiver, SecurityNational Mortgage has sufficient cash and borrowing capacity on the warehouse lines of credit that have provided covenant waivers to fund its origination activities. The Company has done an internal analysis of the funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During 2023 and 2022, the Company’s operations provided cash of $54,008,000 and of $130,450,000, respectively. The decrease in cash provided by operations was due primarily to decreased proceeds from the sale of loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $362,663,000 (at estimated fair value) and $345,598,000 (at estimated fair value) as of December 31, 2023 and 2022, respectively. This represented 38.7% and 36.4% of the total investments of the Company as of December 31, 2023, and 2022, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. As of December 31, 2023, 1.8% (or $6,954,000) and as of December 31, 2022, 2.2% (or $7,833,000) of the insurance subsidiaries’ total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities available for sale and for the schedule of principal payments for mortgage loans held for investment.

See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s sources of liquidity.

If market conditions were to cause interest rates to change, the fair value of the Company’s fixed income portfolio (of approximately $657,153,000), which includes bonds, preferred stocks and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the fair values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Fair Value	$44,352	$20,873	$(19,034)	$(39,027)
(in thousands)

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of December 31, 2023 and 2022, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank loans and other loans payable was $418,450,000 as of December 31, 2023, as compared to $454,499,000 as of December 31, 2022. This decrease was primarily due to a decrease of $56,158,000 in bank loans and other loans payable which was partially offset by a $20,108,000 increase in stockholders’ equity. Stockholders’ equity as a percent of total capitalization was 74.8% and 64.4% as of December 31, 2023 and 2022, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 4.4% for 2023 as compared to a rate of 4.3% for 2022.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $107,385,000 and $94,254,000 as of December 31, 2023 and 2022, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

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

This Annual Report on Form 10-K contains forward-looking statements, together with related data and projections, about the Company’s projected financial results and its plans and strategies. However, the actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company based on management’s then-current expectations. The business in which the Company is engaged involves changing and competitive markets, which may involve a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate.

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

Off-Balance Sheet Agreements

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of December 31, 2023, the Company’s commitments were approximately $146,953,000 for these loans, of which $104,977,000 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

Contractual Obligations

In the ordinary course of the Company’s operations, the Company enters into certain contractual obligations. Such obligations include operating leases for office space, agreements with respect to borrowed funds and future policy benefits. See Notes 7, 22, 24 of the Notes to Consolidated Financial Statements for more information about these obligations.

Captive Insurance Participation

The Company has a limited equity interest in a captive insurance entity (the “Captive’) that provides workers compensation, general liability and automobile insurance . This program permits the Company to pool insurance risks and resources with like-minded companies in order to obtain more competitive pricing for claims administration, stop loss insurance premiums and to limit its risk of loss in any particular year. The Captive also provides access to a wide array of safety-related services and regular safety training to help the Company control claims. The maximum exposure to a loss related to the Company’s involvement in the Captive is limited to approximately $443,758, which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 10, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program. The Company has been a member of the Captive since 2006 and does not expect any material losses to result from the issuance of the standby letter of credit given the Company’s past performance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Security National Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Future Policy Benefits for Life Insurance Contracts and Amortization of Deferred Policy Acquisition Costs for Insurance Contracts and Value of Business Acquired - Refer to Notes 1 and 21 to the financial statements

Critical Audit Matter Description

The Company’s management sets assumptions in (1) estimating a liability for life insurance policy benefit payments that will be made in the future (future policy benefits for life insurance contracts), (2) determining amortization of deferred policy acquisition costs for insurance contracts and value of business acquired and (3) performing premium deficiency tests. The most significant assumptions include mortality, lapse, and projected investment yield. Assumptions are determined based upon analysis of Company specific experience, industry standards, adjusted for changes in exposure and other relevant factors. Given the inherent uncertainty of these significant assumptions, auditing the development of such assumptions involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the mortality, lapse and projected investment yield assumptions used in the development of future policy benefits for life insurance contracts and the amortization of deferred policy acquisition costs for insurance contracts and value of business acquired, included the following, among others:

●	With the assistance of our actuarial specialists, we:

●	evaluated these actuarial assumptions, including testing the accuracy and completeness of the supporting experience studies,

●	evaluated management’s judgments regarding these assumptions used in the development of future policy benefits for life insurance contracts and the amortization of deferred policy acquisition costs and value of business acquired,

●	evaluated the results of the Company’s annual premium deficiency tests.

/s/ Deloitte & Touche LLP

Salt Lake City, UT

March 29, 2024

We have served as the Company’s auditor since 2017.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $390,884,441 and $362,750,511 for 2023 and 2022, respectively; net of allowance for credit losses of $314,549 and nil for 2023 and 2022, respectively)	$381,535,986	$345,858,492
Equity securities at estimated fair value (cost of $10,571,505 and $9,942,265 for 2023 and 2022, respectively)	13,636,071	11,682,526
Mortgage loans held for investment (net of allowance for credit losses of $3,818,653 and $1,970,311 for 2023 and 2022, respectively)	275,616,837	308,123,927
Real estate held for investment (net of accumulated depreciation of $29,307,791 and $23,793,204 for 2023 and 2022, respectively)	183,419,292	191,328,616
Real estate held for sale	3,028,973	11,161,582
Other investments and policy loans (net of allowances for credit losses of $1,553,836 and $1,609,951 for 2023 and 2022, respectively)	69,404,617	70,508,156
Accrued investment income	10,170,790	10,299,826
Total investments	936,812,566	948,963,125
Cash and cash equivalents	126,941,658	120,919,805
Loans held for sale at estimated fair value	126,549,190	141,179,620
Receivables (net of allowance for credit losses of $1,897,887 and $2,229,791 for 2023 and 2022, respectively)	15,335,315	28,573,092
Restricted assets (including $9,239,063 and $6,565,552 for 2023 and 2022, respectively, at estimated fair value)	20,028,976	18,935,055
Cemetery perpetual care trust investments (including $4,969,005 and $3,859,893 for 2023 and 2022 at estimated fair value)	8,082,917	7,276,210
Receivable from reinsurers	14,857,059	15,033,938
Cemetery land and improvements	9,163,691	9,101,474
Deferred policy and pre-need contract acquisition costs	116,351,067	108,655,128
Mortgage servicing rights, net	3,461,146	3,039,765
Property and equipment, net	19,175,099	20,579,649
Value of business acquired	8,467,613	9,803,736
Goodwill	5,253,783	5,253,783
Other	20,072,195	23,798,512
Total Assets	$1,430,552,275	$1,461,112,892

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2023	2022
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$916,038,616	$889,327,303
Unearned premium reserve	2,543,822	2,773,616
Bank and other loans payable	105,555,137	161,712,804
Deferred pre-need cemetery and mortuary contract revenues	18,237,246	16,226,836
Cemetery perpetual care obligation	5,326,196	5,099,542
Accounts payable	2,936,968	5,361,449
Other liabilities and accrued expenses	53,266,090	57,113,888
Income taxes	13,752,981	30,710,527
Total liabilities	1,117,657,056	1,168,325,965
Stockholders’ Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 20,048,002 shares issued and outstanding as of December 31, 2023 and 18,758,031 shares issued and outstanding as of December 31, 2022	40,096,004	37,516,062
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 2,971,854 shares issued and outstanding as of December 31, 2023 and 2,889,859 shares issued and outstanding as of December 31, 2022	5,943,708	5,779,718
Additional paid-in capital	72,424,429	64,767,769
Accumulated other comprehensive loss, net of taxes	(6,885,558)	(13,070,277)
Retained earnings	206,978,373	202,160,306
Treasury stock, at cost - 806,311 Class A shares and 35,717 Class C shares as of December 31, 2023; and 525,870 Class A shares and 34,016 Class C shares as of December 31, 2022	(5,661,737)	(4,366,651)
Total stockholders’ equity	312,895,219	292,786,927
Total Liabilities and Stockholders’ Equity	$1,430,552,275	$1,461,112,892

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years Ended December 31,
	2023	2022
Revenues:
Mortgage fee income	$98,147,972	$173,499,681
Insurance premiums and other considerations	114,658,436	105,001,640
Net investment income	72,343,047	66,197,592
Net mortuary and cemetery sales	27,864,811	26,993,855
Gains (losses) on investments and other assets	1,837,342	(857,460)
Other	3,645,882	18,817,020
Total revenues	318,497,490	389,652,328

Benefits and expenses:
Death benefits	61,390,517	59,377,962
Surrenders and other policy benefits	4,612,346	4,688,470
Increase in future policy benefits	34,008,997	28,858,969
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	18,024,338	17,950,202
Selling, general and administrative expenses:
Commissions	39,929,556	63,321,092
Personnel	83,141,759	100,111,523
Advertising	3,710,445	5,697,998
Rent and rent related	6,857,137	6,883,013
Depreciation on property and equipment	2,351,661	2,496,906
Costs related to funding mortgage loans	6,440,439	7,540,041
Other	32,058,856	45,797,753
Interest expense	4,865,327	7,830,443
Cost of goods and services sold – cemeteries and mortuaries	4,805,700	4,721,094
Total benefits and expenses	302,197,078	355,275,466

Earnings before income taxes	16,300,412	34,376,862
Income tax expense	(1,805,354)	(8,686,560)
Net earnings	$14,495,058	$25,690,302

Net earnings per Class A equivalent common share (1)	$0.66	$1.16

Net earnings per Class A equivalent common share - assuming dilution (1)	$0.64	$1.12

Weighted average Class A equivalent common shares outstanding (1)	22,083,772	22,187,410

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	22,677,968	23,036,128

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of comprehensive income

	Years Ended December 31,
	2023	2022
Net earnings	$14,495,058	$25,690,302
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	7,814,324	(39,331,688)
Unrealized gains (losses) on restricted assets	11,175	(71,035)
Unrealized gains (losses) on cemetery perpetual care trust investments	2,917	(20,446)
Other comprehensive income (loss), before income tax	7,828,416	(39,423,169)
Income tax benefit (expense)	(1,643,697)	8,282,444
Other comprehensive income (loss), net of income tax	6,184,719	(31,140,725)
Comprehensive income (loss)	$20,679,777	$(5,450,423)

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$35,285,444	$5,733,130	$57,985,947	$18,070,448	$184,537,489	$(1,845,624)	$299,766,834

Net earnings	-	-	-	-	25,690,302	-	25,690,302
Other comprehensive loss	-	-	-	(31,140,725)	-	-	(31,140,725)
Stock based compensation expense	-	-	929,692	-	-	-	929,692
Exercise of stock options	219,174	-	(75,742)	-	-	-	143,432
Sale of treasury stock	-	-	(187,757)	-	-	5,249,054	5,061,297
Purchase of treasury stock	-	-	106,176	-	-	(7,770,081)	(7,663,905)
Stock dividends	1,779,108	278,924	6,009,453	-	(8,067,485)	-	-
Conversion Class C to Class A	232,336	(232,336)	-	-	-	-	-
Balance at December 31, 2022	37,516,062	5,779,718	64,767,769	(13,070,277)	202,160,306	(4,366,651)	292,786,927

Adoption of ASU 2016-13	-	-	-	-	(671,506)	-	(671,506)
Net earnings	-	-	-	-	14,495,058	-	14,495,058
Other comprehensive income	-	-	-	6,184,719	-	-	6,184,719
Stock based compensation expense	-	-	601,362	-	-	-	601,362
Exercise of stock options	558,354	-	(423,967)	-	-	-	134,387
Vesting of restricted stock units	2,430	-	(2,430)	-	-	-	-
Sale of treasury stock	-	-	76,202	-	-	2,134,517	2,210,719
Purchase of treasury stock	-	-	583,156	-	-	(3,429,603)	(2,846,447)
Stock dividends	1,899,960	283,188	6,822,337	-	(9,005,485)	-	-
Conversion Class C to Class A	119,198	(119,198)	-	-	-	-	-
Balance at December 31, 2023	$40,096,004	$5,943,708	$72,424,429	$(6,885,558)	$206,978,373	$(5,661,737)	$312,895,219

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$14,495,058	$25,690,302
Adjustments to reconcile net earnings to net cash used in operating activities:
Losses (gains) on investments and other assets	(1,837,342)	857,460
Depreciation	8,641,080	8,598,072
Provision for credit losses	1,959,707	1,331,887
Net amortization of deferred fees and costs, premiums and discounts	(2,140,548)	(1,018,200)
Provision for deferred income taxes	(2,495,489)	(9,954,005)
Policy and pre-need acquisition costs deferred	(24,432,809)	(20,233,669)
Policy and pre-need acquisition costs amortized	16,724,336	16,685,871
Value of business acquired amortized	1,300,002	1,264,331
Mortgage servicing rights, additions	(1,009,312)	(10,243,922)
Amortization of mortgage servicing rights	587,931	9,078,706
Net gains on the sale of mortgage servicing rights	-	(34,051,938)
Stock based compensation expense	601,362	929,692
Benefit plans funded with treasury stock	2,210,719	5,061,297
Net change in fair value of loans held for sale	478,460	8,834,797
Originations of loans held for sale	(2,173,080,584)	(3,373,554,484)
Proceeds from sales of loans held for sale	2,224,454,040	3,549,405,402
Net gains on sales of loans held for sale	(40,239,112)	(74,779,721)
Change in assets and liabilities:
Land and improvements held for sale	(62,217)	(123,597)
Future policy benefits and unpaid claims	29,745,349	27,487,657
Other operating assets and liabilities	(2,025,510)	(815,484)
Net cash provided by operating activities	53,875,121	130,450,454
Cash flows from investing activities:
Purchases of fixed maturity securities	(70,315,501)	(151,581,252)
Sales, calls and maturities of fixed maturity securities	42,966,901	25,163,141
Purchase of equity securities	(6,993,289)	(4,193,460)
Sales of equity securities	6,346,625	2,804,274
Purchases of restricted assets	(3,065,758)	(862,654)
Sales, calls and maturities of restricted assets	840,080	-
Purchases of cemetery perpetual care trust investments	(1,083,550)	-
Sales, calls and maturities of cemetery perpetual care trust investments	458,046	1,205,208
Mortgage loans held for investment, other investments and policy loans made	(645,581,141)	(752,301,471)
Payments received for mortgage loans held for investment, other investments and policy loans	682,267,677	759,243,828
Proceeds from the sale of mortgage servicing rights	-	79,981,150
Purchases of property and equipment	(1,109,937)	(1,600,195)
Sales of property and equipment	-	69,248
Purchases of real estate	(22,894,604)	(20,458,983)
Sales of real estate	32,772,520	25,369,430
Net cash provided by (used in) investing activities	14,608,069	(37,161,736)

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2023	2022
Cash flows from financing activities:
Investment contract receipts	12,572,508	11,730,820
Investment contract withdrawals	(15,654,593)	(15,795,677)
Proceeds from stock options exercised	134,387	143,432
Purchase of treasury stock	(2,846,447)	(7,663,905)
Repayment of bank loans	(69,602,737)	(50,308,296)
Proceeds from bank loans	68,500,000	59,618,050
Net change in warehouse line borrowings for loans held for sale	(55,146,726)	(98,943,607)
Net cash used in financing activities	(62,043,608)	(101,219,183)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	6,439,582	(7,930,465)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	133,483,817	141,414,282
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$139,923,399	$133,483,817

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,136,747	$7,697,921
Income taxes	20,406,598	729,687

Non Cash Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$3,017,626	$51,691,213
Transfer from mortgage loans held for investment to restricted assets	1,625,961	-
Transfer from mortgage loans held for investment to cemetery perpetual care trust investments	1,611,550	-
Accrued real estate construction costs and retainage	-	1,025,397
Mortgage loans held for investment foreclosed into real estate held for investment	-	10,998,485
Right-of-use assets obtained in exchange for operating lease liabilities	160,348	2,054,534
Right-of-use assets obtained in exchange for finance lease liabilities	12,332	-

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the consolidated statements of cash flows is presented in the table below:

	Years Ended December 31,
	2023	2022
Cash and cash equivalents	$126,941,658	$120,919,805
Restricted assets	10,114,694	10,638,034
Cemetery perpetual care trust investments	2,867,047	1,925,978
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$139,923,399	$133,483,817

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

1) Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the states located in western, mid-western and southern regions of the United States. The cemetery and mortuary segment of the Company consists of eight mortuaries and five cemeteries in Utah, one cemetery in California, and four mortuaries and one cemetery in New Mexico. The mortgage segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes, and real estate projects primarily in Florida, Nevada, Texas, and Utah.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

Management of the Company has made several estimates and assumptions related to the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the value of mortgage loans foreclosed to real estate held for investment or sale; those used in determining the liability for future policy benefits and unearned revenue; those used in determining the estimated future costs for pre-need sales; those used in determining the value of mortgage servicing rights; those used in determining the value of loans held for sale; those used in determining allowances for credit losses; those used in determining loan loss reserve; and those used in determining deferred tax assets and liabilities. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

Investments

The Company’s management determines the appropriate classifications of investments in fixed maturity securities and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date.

Fixed maturity securities available for sale are carried at estimated fair value. Changes in fair values are reported as unrealized gains or losses and are recorded in accumulated other comprehensive income (loss).

Equity securities are carried at estimated fair value. Changes in fair values are reported as unrealized gains or losses and are recorded through net earnings as a component of gains (losses) on investments and other assets.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Real estate held for investment is carried at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties or is adjusted to a new basis for impairment in value, if any. Included, if any, are foreclosed properties. These properties are recorded at the lower of cost or fair value upon foreclosure. Also, included is residential subdivision land development which is carried at cost.

Real estate held for sale is carried at lower of cost or fair value, less estimated costs to sell. Depreciation is not recognized on real estate classified as held for sale.

Other investments and policy loans are carried at the aggregate unpaid balances, less allowances for credit losses.

Accrued investment income refers to earned income from investments that has not yet been received by the Company.

Gains (losses) on investments (except for equity securities carried at fair value through net earnings) arise when investments are sold and are recorded on the trade date and the cost of the securities sold is determined using the specific identification method. The provision (release) for credit losses for fixed maturity securities held for sale are also included in gains (losses) on investments. See Note 2 for more information regarding the Company’s evaluation of credit losses.

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

Loans Held for Sale

Accounting Standards Codification (“ASC”) No. 825, “Financial Instruments”, allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but it is irrevocable. The Company elected the fair value option for loans held for sale. The Company believes the fair value option most closely aligns the timing of the recognition of gains and costs. These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans. Electing fair value also reduces certain timing differences and better matches changes in the fair value of these assets with changes in the fair value of the related derivatives used for these assets. See Note 3 and Note 17 to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

The Company, through its mortgage subsidiaries, sells mortgage loans to third-party investors without recourse unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchasing under certain events, which include the following:

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

It is the Company’s policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

●	Research reasons for rejection,
●	Provide additional documents,
●	Request investor exceptions,
●	Appeal rejection decision to purchase committee, and
●	Commit to secondary investors.

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month period, the loans are repurchased and transferred to the long-term investment portfolio at the lower of cost or fair value and previously recorded mortgage fee income that was to be received from a third-party investor is written off against the loan loss reserve.

Determining Fair Value

The cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Fair value is often difficult to determine and may contain significant unobservable inputs, but is based on the following:

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

Years Ended December 31, 2023 and 2022

1) Significant Accounting Policies (Continued)

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

Most loans originated are sold to third-party investors. The amounts expected to be sold to investors are shown on the consolidated balance sheets as loans held for sale.

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

Years Ended December 31, 2023 and 2022

1) Significant Accounting Policies (Continued)

Restricted Assets

Restricted assets are assets held in a trust account for future mortuary services and merchandise. Restricted assets also include escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company funded its medical benefit safe-harbor limit based on the qualified direct costs and has included this amount as a component of restricted cash. Additional information related to restricted assets is included in Notes 2 and 8 to Consolidated Financial Statements.

Cemetery Perpetual Care Trust Investments

Cemetery endowment care trusts have been set up for five of the seven cemeteries owned by the Company. Under endowment care arrangements a portion of the price for each lot sold is withheld and invested in a portfolio of investments like those described in the prior paragraph. The earnings stream from the investments is designed to fund future maintenance and upkeep of the cemetery. Additional information related to cemetery perpetual care trust investments is included in Notes 2 and 8 to Consolidated Financial Statements.

Cemetery Land and Improvements

The development of a cemetery involves not only the initial acquisition of raw land but also the installation of roads, water lines, landscaping, and other costs to establish a marketable cemetery lot. The costs of developing the cemetery are shown as an asset on the balance sheet. The amount on the balance sheet is reduced by the total cost assigned to the development of a particular lot when the criterion for recognizing a sale of that lot is met.

Deferred Policy Acquisition Costs and Value of Business Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business have been deferred. Deferred policy acquisition costs (“DAC”) for traditional life insurance are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For interest-sensitive insurance products, deferred policy acquisition costs are amortized generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality, and expense margins. This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated. Deferred acquisition costs are written off when policies lapse or are surrendered.

When accounting for DAC, the Company considers internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract are accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract are written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract.

Value of business acquired (“VOBA”) is the present value of estimated future profits of the acquired business and is amortized like deferred policy acquisition costs.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

1) Significant Accounting Policies (Continued)

Premium Deficiency and Loss Recognition Testing

At least annually, the Company tests the adequacy of the net benefit reserves (liability for future policy benefits, net of DAC and VOBA) recorded for life insurance and annuity products. The Company tests for recoverability by using the Company’s current best-estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized DAC and VOBA assets. These cash flows consist primarily of premium income, less benefits, and expenses. If the current contract liabilities plus the present value of future premiums is greater than the sum of the present values of future policy benefits, commissions, and expenses plus the current DAC and VOBA less unearned premium reserve balances, then the capitalized assets are deemed recoverable. The present values are calculated using the best estimate of the after-tax net investment earned rate.

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

The total residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans. The value of MSRs is derived from the net cash flows associated with the servicing contracts. The Company receives a servicing fee of generally about 0.25% annually on the remaining outstanding principal balances of the loans. Based on the result of the cash flow analysis, an asset or liability is recorded for mortgage servicing rights. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges, and collateral reconveyance charges and the Company is generally entitled to retain the interest earned on funds held pending remittance of mortgagor principal, interest, tax, and insurance payments. Contractual servicing fees and late fees are included in other revenues on the consolidated statements of earnings.

The Company’s subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with an initial term of 30 years and MSRs backed by mortgage loans with an initial term of 15 years. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in the market. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. Amortization expense is included in other expenses on the consolidated statements of earnings. MSR amortization is determined by amortizing the MSR balance in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets.

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

Years Ended December 31, 2023 and 2022

1) Significant Accounting Policies (Continued)

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

Years Ended December 31, 2023 and 2022

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

Allowances for Credit Losses

The Company records allowances for current expected credit losses from fixed maturity securities available for sale, mortgage loans held for investment, other investments, and receivables in accordance with GAAP. The allowances for credit losses are valuation accounts that are reported as a reduction of the financial asset’s cost basis and are measured on a pool basis when similar risk characteristics exist. The Company estimates allowances for credit losses using relevant available information from both internal and external sources. The Company considers its historical loss experience, analyzes current market conditions and forecasts and uses third-party assistance to arrive at current expected credit losses. Amounts are written off against the allowance for credit losses when determined to be uncollectible. See below under Recent Accounting Pronouncements regarding the adoption of ASU 2016-13. See Notes 2 and 4 to Consolidated Financial Statements regarding the Company’s evaluation of allowances for credit losses.

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

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period more than related policy account balances. Interest credit rates for interest-sensitive insurance products ranged from 3% to 6.5%.

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

Years Ended December 31, 2023 and 2022

1) Significant Accounting Policies (Continued)

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2023 and 2022. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. The amounts to be paid are determined by the Board of Directors. The expense recognized for policyholder dividends is included in surrenders and other policy benefits on the consolidated statements of earnings.

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

Reinsurance

The Company follows the procedure of reinsuring risks of more than $100,000 to provide for greater diversification of business to allow management to control exposure to potential losses arising from large risks and provide additional capacity for growth. The Company remains liable for amounts ceded in the event the reinsurers are unable to meet their obligations.

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

Years Ended December 31, 2023 and 2022

1) Significant Accounting Policies (Continued)

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

Years Ended December 31, 2023 and 2022

1) Significant Accounting Policies (Continued)

Earnings Per Common Share

The Company computes earnings per share, which requires a presentation of basic and diluted earnings per share. Basic earnings per equivalent Class A common share are computed by dividing net earnings by the weighted-average number of Class A common shares outstanding during each year presented, after the effect of the assumed conversion of Class C common stock to Class A common stock. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year used to compute basic earnings per share plus dilutive potential incremental shares by application of the treasury stock method. Basic and diluted earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

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

Years Ended December 31, 2023 and 2022

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

Restricted assets - mortgage loans held for investment:
Residential construction	3,463

Cemetery perpetual care trust investments - mortgage loans held for investment:
Residential construction	3,013

Grand Total	671,506

Accounting Standards Issued But Not Yet Adopted

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The standard is aimed at improving the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplifying amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, the FASB issued an update to ASU No. 2018-12 that requires the standard to be adopted by the Company commencing on January 1, 2025. The Company is nearing completion of its analysis and implementation of the new standard, including the identification of cohorts, system updates, and design. The Company has engaged its team of actuaries, accountants, and systems specialists and consulted external system providers as part of the implementation. The Company is in the process of estimating the impact of the new guidance on the consolidated financial statements.

ASU No. 2023-09: “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” — Issued in December 2023, ASU 2023-09 requires that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company is in the process of estimating the impact of the new guidance on the consolidated financial statements.

ASU No. 2023-07: “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” — Issued in November 2023, ASU 2023-07 requires enhanced disclosures about significant segment expenses. The key amendments include: (i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss on an annual and interim basis; (ii) disclosures on an amount for other segment items by reportable segment and a description of its composition on an annual and interim basis. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss; (iii) providing all annual disclosures on a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods; and (iv) specifying the title and position of the CODM. ASU 2023-07 is effective for the Company for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025. The Company is in the process of estimating the impact of the new guidance on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments

The Company’s investments as of December 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$111,450,753	$344,425	$(1,416,448)	$-	$110,378,730

Obligations of states and political subdivisions	6,524,083	500	(319,260)	-	6,205,323

Corporate securities including public utilities	232,299,727	3,688,642	(7,145,507)	(308,500)	228,534,362

Mortgage-backed securities	40,359,878	506,647	(4,702,905)	(6,049)	36,157,571

Redeemable preferred stock	250,000	10,000	-	-	260,000

Total fixed maturity securities available for sale	$390,884,441	$4,550,214	$(13,584,120)	$(314,549)	$381,535,986

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,571,505	$3,504,141	$(439,575)		$13,636,071

Total equity securities at estimated fair value	$10,571,505	$3,504,141	$(439,575)		$13,636,071

Mortgage loans held for investment at amortized cost:
Residential	$103,153,587
Residential construction	104,052,748
Commercial	74,176,538
Less: Unamortized deferred loan fees, net	(1,623,226)
Less: Allowance for credit losses	(3,818,653)
Less: Net discounts	(324,157)

Total mortgage loans held for investment	$275,616,837

Real estate held for investment - net of accumulated depreciation:
Residential	$40,924,865
Commercial	142,494,427

Total real estate held for investment	$183,419,292

Real estate held for sale:
Residential	$-
Commercial	3,028,973

Total real estate held for sale	$3,028,973

Other investments and policy loans at amortized cost:
Policy loans	$13,264,183
Insurance assignments	45,605,322
Federal Home Loan Bank stock (2)	2,279,800
Other investments	9,809,148
Less: Allowance for credit losses	(1,553,836)

Total policy loans and other investments	$69,404,617

Accrued investment income	$10,170,790

Total investments	$936,812,566

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $530,900 of Membership stock and $1,748,900 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

There were no investments, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of December 31, 2023, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturities securities available for sale that were carried at estimated fair value as of December 31, 2023 and 2022. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit, and maturity of the investments. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$29,394	$9,436,090	$1,387,054	$70,885,403	$1,416,448	$80,321,493
Obligations of states and political subdivisions	11,105	470,325	308,155	5,284,498	319,260	5,754,823
Corporate securities including public utilities	529,660	32,507,773	6,615,847	107,556,216	7,145,507	140,063,989
Mortgage and other asset-backed securities	29,799	2,260,445	4,673,106	22,184,174	4,702,905	24,444,619
Total unrealized losses	$599,958	$44,674,633	$12,984,162	$205,910,291	$13,584,120	$250,584,924

At December 31, 2022
U.S. Treasury securities and obligations of U.S. Government agencies	$2,685,277	$79,400,753	$-	$-	$2,685,277	$79,400,753
Obligations of states and political subdivisions	378,067	5,467,910	80,070	429,020	458,137	5,896,930
Corporate securities including public utilities	10,935,114	162,995,969	995,659	5,781,822	11,930,773	168,777,791
Mortgage and other asset-backed securities	2,884,731	19,909,907	1,215,943	6,978,745	4,100,674	26,888,652
Total unrealized losses	$16,883,189	$267,774,539	$2,291,672	$13,189,587	$19,174,861	$280,964,126

Relevant holdings were comprised of 606 securities with fair values aggregating 94.9% of the aggregated amortized cost as of December 31, 2023. Relevant holdings were comprised of 713 securities with fair values aggregating 93.6% of the aggregated amortized cost as of December 31, 2022. Credit loss provision (release) of $325,314 and nil have been recognized for 2023 and 2022, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Evaluation of Allowance for Credit Losses

See Note 1 regarding the adoption of ASU 2016-13.

On a quarterly basis, the Company evaluates its fixed maturity securities classified as available for sale to identify any potential credit losses. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”) and other industry rating agencies. Securities with a rating of 1 or 2 are considered investment grade and are not reviewed for credit loss unless current market data or recent company news could lead to a credit downgrade. Securities with ratings of 3 to 5 are evaluated for credit loss. The evaluation involves assessing all facts and circumstances surrounding each security including, but not limited to, historical values, interest payment history, projected earnings, and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. Securities with a rating of 6 are automatically determined to be impaired and a credit loss is recognized in earnings.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Credit Quality Indicators

The NAIC assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 are considered investment grade while the NAIC Class 3 through 6 designations are considered non-investment grade. Based on the NAIC designations, the Company had 98.2% and 97.7% of its fixed maturity securities rated investment grade as of December 31, 2023 and 2022, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	December 31, 2023		December 31, 2022
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$221,933,425	$216,975,288	$197,753,818	$189,691,540
2	161,062,016	157,346,803	156,261,804	148,073,873
3	6,418,829	5,953,542	7,080,305	6,635,786
4	982,290	948,478	1,377,541	1,157,454
5	236,648	51,875	25,736	39,155
6	1,233	-	1,307	684
Total	$390,634,441	$381,275,986	$362,500,511	$345,598,492

The following tables presents a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale:

	Year Ended December 31, 2023
	U.S. Treasury Securities And Obligations of U.S. Government Agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - December 31, 2022	$-	$-	$-	$-	$-

Additions for credit losses not previously recorded	-	-	261,500	6,049	267,549
Change in allowance on securities with previous allowance	-	-	57,764	-	57,764
Reductions for securities sold during the period	-	-	(10,764)	-	(10,764)
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - December 31, 2023	$-	$-	$308,500	$6,049	$314,549

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

The following table presents a roll forward of the Company’s cumulative other than temporary credit impairments (“OTTI”) recognized in earnings on fixed maturity securities available for sale which was required to be presented prior to the adoption of ASU 2016-13:

2022
Balance of credit-related OTTI at January 1	$264,977

Additions for credit impairments recognized on:
Securities not previously impaired	-
Securities previously impaired	-

Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (realized)	(39,502)
Securities due to an increase in expected cash flows	-

Balance of credit-related OTTI at December 31	$225,475

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	168,831,608	166,186,132
Due in 5-10 years	95,804,878	95,031,727
Due in more than 10 years	85,638,077	83,900,556
Mortgage-backed securities	40,359,878	36,157,571
Redeemable preferred stock	250,000	260,000
Total	$390,884,441	$381,535,986

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Years Ended December 31,
	2023	2022
Proceeds from sales	$2,557,074	$3,091,105
Gross realized gains	11,508	24,281
Gross realized losses	(57,861)	(32,976)

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	Years Ended December 31,
	2023	2022
Fixed maturity securities available for sale at estimated fair value	$6,206,650	$8,817,959
Other investments	400,000	-
Cash and cash equivalents	1,909,215	2,214,206
Total assets on deposit	$8,515,865	$11,032,165

Assets held in trust related to third-party reinsurance agreements were as follows:

	Years Ended December 31,
	2023	2022
Fixed maturity securities available for sale at estimated fair value	$27,903,952	$27,955,297
Cash and cash equivalents	2,101,052	1,866,453
Total assets on deposit	$30,005,004	$29,821,750

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). Assets pledged as collateral with the FHLB are presented below. These pledged securities are used as collateral for any FHLB cash advances. See Note 7 of the Notes to the Consolidated Financial Statements for more information about the FHLB.

	Years Ended December 31,
	2023	2022
Fixed maturity securities available for sale at estimated fair value	$93,903,089	$93,034,880
Total assets pledged as collateral	$93,903,089	$93,034,880

Real Estate Held for Investment and Held for Sale

The Company strategically deploys resources into real estate assets to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business segments in the form of acquisition, development, and mortgage foreclosures. The Company reports real estate held for investment and held for sale pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

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

Years Ended December 31, 2023 and 2022

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

The aggregated net book value of commercial real estate serving as collateral for bank loans was $124,381,467 and $129,330,119 as of December 31, 2023 and 2022, respectively. The associated bank loan carrying values totaled $97,807,614 and $97,112,131 as of December 31, 2023 and 2022, respectively.

During 2023 and 2022, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

During 2023 and 2022, the Company recorded depreciation expense on commercial real estate held for investment of $6,278,828 and $6,090,575, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows:

	Net Book Value		Total Square Footage
	December 31,		December 31,
	2023	2022	2023	2022
Utah (1)	$142,475,177	$147,627,946	625,920	625,920
Louisiana	19,250	2,380,847	1,622	31,778
Mississippi (2)	-	2,881,863	-	19,694

	$142,494,427	$152,890,656	627,542	677,392

(1)	Includes Center53
(2)	This property was moved to held for sale

Operating leases arise from the leasing of the Company’s commercial real estate held for investment. Initial lease terms generally range from three to ten years.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease payments expected to be received.

2024	$11,816,339
2025	11,843,124
2026	10,695,017
2027	9,198,450
2028	9,009,534
Thereafter	46,371,762
Total	$98,934,226

The Company’s commercial real estate held for sale is summarized as follows:

	Net Book Value		Total Square Footage
	December 31,		December 31,
	2023	2022	2023	2022
Mississippi (1)	$3,028,973	$151,553	19,694	-

	$3,028,973	$151,553	19,694	-

(1)	Consists of approximately 93 acres of undeveloped land for $151,553 for 2023 and 2022. The remaining property for $2,877,420 was sold in February 2024 for a gain of approximately $250,000.

These properties are being marketed with the assistance of commercial real estate brokers in Mississippi.

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

During 2023 and 2022, the Company recorded impairment losses on residential real estate held for sale of nil and $94,000, respectively. Impairment losses, if any, are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

During 2023 and 2022, the Company recorded depreciation expense on residential real estate held for investment of $10,592 and $10,592, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

The Company’s residential real estate held for investment is summarized as follows:

	Net Book Value
	December 31,
	2023	2022
Utah (1)	$40,924,865	$38,437,960
	$40,924,865	$38,437,960

(1)	Includes multiple residential subdivision development projects

The following table presents additional information regarding the Company’s residential subdivision development in Utah.

	December 31,
	2023	2022
Lots available for sale	42	80
Lots to be developed	1,145	1,131
Ending Balance	$40,739,201	$38,241,705

The Company’s residential real estate held for sale is summarized as follows:

	Net Book Value
	December 31,
	2023	2022
Utah	$-	$11,010,029	(1)
	$-	$11,010,029

(1)	All sold in 2023

The net book value of foreclosed residential real estate included in residential real estate held for investment or sale was nil and $11,010,029 as of December 31, 2023 and 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the commercial real estate owned by the Company. As of December 31, 2023, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 Ascension Way, Floors 4, 5 and 6, Salt Lake City, UT - Center53 Building 2 (1)	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	221,000	50%
1044 River Oaks Dr., Flowood, MS (1) (3)	Life Insurance Operations	19,694	28%
1818 Marshall Street, Shreveport, LA (2)	Life Insurance Operations	12,274	100%
909 Foisy Street, Alexandria, LA (2) (4)	Life Insurance Sales	8,059	100%
812 Sheppard Street, Minden, LA (2) (5)	Life Insurance Sales	1,560	100%
1550 N 3rd Street, Jena, LA (2) (3)	Life Insurance Sales	1,737	100%

(1)	Included in real estate held for investment on the consolidated balance sheets
(2)	Included in property and equipment on the consolidated balance sheets
(3)	Listed for sale and sold during the first quarter of 2024
(4)	Listed for sale and currently under contract
(5)	Listed for sale

Mortgage Loans Held for Investment

The Company reports mortgage loans held for investment pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

Concentrations of credit risk arise when several mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of December 31, 2023, the Company had 44%, 11%, 10%, 7% and 6%, of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, and Arizona, respectively. As of December 31, 2022, the Company had 64%, 10%, 5% and 5% of its mortgage loans from borrowers located in the states of Utah, Florida, California, and Texas, respectively.

Evaluation of Allowance for Credit Losses

See Note 1 regarding the adoption of ASU 2016-13.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $237,000 and $226,000 as of December 31, 2023 and 2022, respectively.

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

Commercial loans are evaluated for credit loss by analyzing common metrics that are predictors for future credit losses such as debt service coverage ratio (“DSCR”), loan to value (“LTV”), local market conditions, borrower quality, and underlying collateral. The fair value of the underlying collateral is based on a third-party appraisal of the property at origination of the loan. The fair value is assessed if the loan becomes 90 days delinquent. The Company uses these metrics to pool similar loans. The allowance for credit losses is based on estimates, historical experience, probability of loss, value of the underlying collateral, and other factors that affect the collectability of the loan. The Company applies a future loss factor to the outstanding balance of each group to arrive at the allowance for credit losses.

Residential — These loans are secured by first and second mortgages on single-family dwellings. The borrower’s ability to repay is sensitive to the life events and the general economic condition of the region. Where loan to value exceeds 80%, the loan is generally guaranteed by private mortgage insurance, the FHA, or VA.

Residential loans are evaluated for credit loss by using relevant available information from both internal and external sources. Among other things, the Company uses its historical delinquency information and considers current and forecasted economic conditions. External sources include a monthly analysis of its residential portfolio by a third party. The third party uses the Company’s current loan data and runs it through various models to project cash flows and provide a projected life of loan loss. The models consider loan features such as loan type, loan to value, payment status, age, and current property values. Analyzing the information from the various sources allows the Company to arrive at the allowance for credit losses.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Residential construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and for subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
December 31, 2023
Allowance for credit losses:
Beginning balance - January 1, 2023	$187,129	$1,739,980	$43,202	$1,970,311
Adoption of ASU 2016-13 (1)	555,807	(192,607)	301,830	665,030
Change in provision for credit losses (2)	476,717	843,521	(136,926)	1,183,312
Charge-offs	-	-	-	-
Ending balance - December 31, 2023	$1,219,653	$2,390,894	$208,106	$3,818,653

December 31, 2022
Allowance for credit losses:
Beginning balance - January 1, 2022	$187,129	$1,469,571	$43,202	$1,699,902
Change in provision for credit losses (2)	-	270,409	-	270,409
Charge-offs	-	-	-	-
Ending balance - December 31, 2022	$187,129	$1,739,980	$43,202	$1,970,311

(1)	See Note 1 of the notes to the consolidated financial statements
(2)	Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type.

	Commercial	Residential	Residential Construction	Total
December 31, 2023
30-59 days past due	$-	$3,387,673	$-	$3,387,673
60-89 days past due	-	3,472,760	-	3,472,760
Over 90 days past due (1)	405,000	3,480,931	-	3,885,931
In process of foreclosure (1)	1,241,508	1,021,790	-	2,263,298
Total past due	1,646,508	11,363,154	-	13,009,662
Current	72,530,030	91,790,433	104,052,748	268,373,211
Total mortgage loans	74,176,538	103,153,587	104,052,748	281,382,873
Allowance for credit losses	(1,219,653)	(2,390,894)	(208,106)	(3,818,653)
Unamortized deferred loan fees, net	(172,989)	(1,135,491)	(314,746)	(1,623,226)
Unamortized discounts, net	(216,705)	(107,452)	-	(324,157)
Net mortgage loans held for investment	$72,567,191	$99,519,750	$103,529,896	$275,616,837

December 31, 2022
30-59 days past due	$1,000,000	$3,553,390	$-	$4,553,390
60-89 days past due	-	814,184	-	814,184
Over 90 days past due (1)	-	1,286,211	-	1,286,211
In process of foreclosure (1)	405,000	876,174	-	1,281,174
Total past due	1,405,000	6,529,959	-	7,934,959
Current	44,906,955	86,825,664	172,516,125	304,248,744
Total mortgage loans	46,311,955	93,355,623	172,516,125	312,183,703
Allowance for credit losses	(187,129)	(1,739,980)	(43,202)	(1,970,311)
Unamortized deferred loan fees, net	(199,765)	(1,212,994)	(333,846)	(1,746,605)
Unamortized discounts, net	(230,987)	(111,873)	-	(342,860)
Net mortgage loans held for investment	$45,694,074	$90,290,776	$172,139,077	$308,123,927

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2023:

Credit Quality Indicator	2023	2022		2021	2020	2019	Prior	Total	% of Total
LTV:
Less than 65%	$34,304,954	$13,555,737		$3,778,248	$-	$2,964,740	$6,565,389	$61,169,068	82.46%
65% to 80%	1,523,926	5,115,231		1,050,000	4,913,313	-	-	12,602,470	16.99%
Greater than 80%	-	-		405,000	-	-	-	405,000	0.55%

Total	$35,828,880	$18,670,968		$5,233,248	$4,913,313	$2,964,740	$6,565,389	$74,176,538	100.00%

DSCR
>1.20x	$20,990,000	$1,000,000		$700,000	$4,913,313	$2,964,740	$2,612,625	$33,180,678	44.73%
1.00x - 1.20x	8,338,880	8,496,127		3,483,248	-	-	3,952,764	24,271,019	32.72%
<1.00x	6,500,000	9,174,841	(1)	1,050,000	-	-	-	16,724,841	22.55%

Total	$35,828,880	$18,670,968		$5,233,248	$4,913,313	$2,964,740	$6,565,389	$74,176,538	100.00%

(1)	Commercial construction loan

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

The Company evaluates and monitors the credit quality of its residential mortgage loans by analyzing LTV and loan performance. The Company defines non-performing mortgage loans as loans more than 90 days past due and on a non-accrual status. Monitoring a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Total	% of Total
Performance Indicators:
Performing	$15,337,828	$53,875,389	$7,156,934	$7,453,796	$2,786,562	$12,040,357	$98,650,866	95.63%
Non-performing (1)	-	2,202,114	365,061	613,101	-	1,322,445	4,502,721	4.37%

Total	$15,337,828	$56,077,503	$7,521,995	$8,066,897	$2,786,562	$13,362,802	$103,153,587	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $1,021,790

LTV:
Less than 65%	$3,280,144	$7,049,522	$1,843,286	$1,746,970	$446,675	$5,206,095	$19,572,692	18.97%
65% to 80%	10,962,770	44,371,320	4,269,894	4,222,170	2,339,887	5,711,440	71,877,481	69.68%
Greater than 80%	1,094,914	4,656,661	1,408,815	2,097,757	-	2,445,267	11,703,414	11.35%

Total	$15,337,828	$56,077,503	$7,521,995	$8,066,897	$2,786,562	$13,362,802	$103,153,587	100.00%

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

The company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2023:

Credit Quality Indicator	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$60,311,679	$16,624,182	$27,116,887	$104,052,748	100.00%
Non-performing	-	-	-	-	0.00%

Total	$60,311,679	$16,624,182	$27,116,887	$104,052,748	100.00%

LTV:
Less than 65%	$40,215,360	$8,732,500	$20,442,302	$69,390,162	66.69%
65% to 80%	20,096,319	7,891,682	6,674,585	34,662,586	33.31%
Greater than 80%	-	-	-	-	0.00%

Total	$60,311,679	$16,624,182	$27,116,887	$104,052,748	100.00%

Principal Amounts Due

The following table presents the amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2023. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$103,153,587	$2,554,380	$9,231,545	$91,367,662
Residential Construction	104,052,748	88,880,893	15,171,855	-
Commercial	74,176,538	39,562,489	19,457,975	15,156,074
Total	$281,382,873	$130,997,762	$43,861,375	$106,523,736

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	Years Ended December 31,
	2023	2022
30-59 days past due	$10,829,629	$10,621,443
60-89 days past due	3,709,754	3,997,484
Over 90 days past due	4,329,468	5,813,013
Total past due	18,868,851	20,431,941
Current	26,736,471	26,510,594
Total insurance assignments	45,605,322	46,942,536
Allowance for credit losses	(1,553,836)	(1,609,951)
Net insurance assignments	$44,051,486	$45,332,585

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time. See Note 1 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses for insurance assignments:

Allowance
Beginning balance - January 1, 2023	$1,609,951
Change in provision for credit losses (1)	891,959
Charge-offs	(948,074)
Ending balance - December 31, 2023	$1,553,836

Beginning balance - January 1, 2022	$1,686,218
Change in provision for credit losses (1)	889,480
Charge-offs	(965,747)
Ending balance - December 31, 2022	$1,609,951

(1)	Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Investment Related Earnings

The following table presents the net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities from investments and other assets.

	Years Ended December 31
	2023	2022
Fixed maturity securities available for sale:
Gross realized gains	$67,686	$205,949
Gross realized losses	(106,760)	(43,776)
Net credit loss (provision) release	(325,314)	-

Equity securities:
Gains (losses) on securities sold	254,917	(10,519)
Unrealized gains (losses) on securities held at the end of the period	1,782,219	(2,109,556)

Real estate held for investment and sale:
Gross realized gains	197,194	1,239,332
Gross realized losses	(71,792)	(825,593)

Other assets, including call and put option derivatives:
Gross realized gains	214,349	686,703
Gross realized losses	(175,157)	-
Total	$1,837,342	$(857,460)

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $730,000 in net gains and $817,000 in net losses for 2023 and 2022, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

2) Investments (Continued)

Major categories of net investment income were as follows:

	Years Ended December 31
	2023	2022
Fixed maturity securities available for sale	$16,871,558	$12,395,764
Equity securities	616,989	511,118
Mortgage loans held for investment	33,242,094	34,949,763
Real estate held for investment and sale	14,786,017	14,563,269
Policy loans	816,711	932,362
Insurance assignments	18,118,391	18,112,840
Other investments	617,420	518,865
Cash and cash equivalents	4,250,029	1,666,945
Gross investment income	89,319,209	83,650,926
Investment expenses	(16,976,162)	(17,453,334)
Net investment income	$72,343,047	$66,197,592

Net investment income includes income earned by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $2,365,378 and $2,404,277 for 2023 and 2022, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	Years Ended December 31,
	2023	2022
Fixed maturity securities available for sale	$3,984,695	$3,563,767
Equity securities	20,451	14,496
Mortgage loans held for investment	2,661,092	3,220,709
Real estate held for investment	3,486,115	3,455,305
Policy Loans	-	37,951
Cash and cash equivalents	18,437	7,598
Total accrued investment income	$10,170,790	$10,299,826

3) Loans Held for Sale

The Company’s loans held for sale portfolio is valued using the fair value option. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on recognition of mortgage loan interest income and is included in mortgage fee income on the consolidated statement of earnings. Included in loans held for sale are loans in the process of foreclosure with an aggregate unpaid principal balance of $1,636,090 and nil as of December 31, 2023 and 2022, respectively. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

3) Loans Held for Sale (Continued)

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale.

	December 31,
	2023	2022
Aggregate fair value	$126,549,190	$141,179,620
Unpaid principal balance	127,185,867	141,337,811
Unrealized loss	(636,677)	(158,191)

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Years Ended December 31
	2023	2022
Loan fees	$21,724,456	$24,184,972
Interest income	9,547,741	9,666,149
Secondary gains	68,505,014	153,870,807 (1)
Change in fair value of loan commitments	(1,123,615)	(4,308,638)
Change in fair value of loans held for sale	(478,460)	(8,834,797)
Provision for loan loss reserve	(27,164)	(1,078,812)
Mortgage fee income	$98,147,972	$173,499,681

(1)	Includes a net gain of $34,051,938 for the sale of mortgage servicing rights

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

3) Loans Held for Sale (Continued)

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	December 31,
	2023	2022
Beginning Balance	$1,725,667	$2,447,139
Provision for current loan originations (1)	27,164	1,078,812
Charge-offs, net of recaptured amounts	(1,205,598)	(1,800,284)
Ending Balance	$547,233	$1,725,667

(1)	Included in Mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For 2023, $27,164 in reserves were added at a rate of 4.3 basis points per loan, the equivalent of $430 per $1,000,000 in loans originated. This is a decrease over 2022, when $1,078,812 in reserves were added at a rate of 3.19 basis points per loan originated, the equivalent of $319 per $1,000,000 in loans originated. The Company monitors market data and trends, economic conditions (including forecasts) and its own experience to maintain adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

4) Receivables

Receivables consist of the following:

	December 31,
	2023	2022
Contracts with customers	$6,321,573	$5,392,779
Receivables from sales agents	3,252,840	2,209,185
Other	7,658,789	23,200,919
Total receivables	17,233,202	30,802,883
Allowance for credit losses	(1,897,887)	(2,229,791)
Net receivables	$15,335,315	$28,573,092

The Company records an allowance for credit losses for its receivables in accordance with GAAP. See Note 1 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses:

Allowance
Beginning balance - January 1, 2023	$2,229,791
Change in provision for credit losses (1)	(110,935)
Charge-offs	(220,969)
Ending balance - December 31, 2023	$1,897,887

Beginning balance - January 1, 2022	$1,800,725
Change in provision for credit losses (1)	799,888
Charge-offs	(370,822)
Ending balance - December 31, 2022	$2,229,791

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

5) Value of Business Acquired, Goodwill and Other Intangible Assets

Information regarding value of business acquired was as follows:

	December 31,
	2023		2022
Balance at beginning of year	$9,803,736		$8,421,432
Value of business acquired	-		2,136,085
Imputed interest at 7% included in earnings	626,666	(1)	642,919	(1)
Amortization included in earnings	(1,926,668	)(1)	(1,907,250	)(1)
Shadow amortization included in other comprehensive income	(36,121)		510,550
Net amortization	(1,336,123)		(753,781)
Balance at end of year	$8,467,613		$9,803,736

(1)	Included in Amortization of deferred policy and pre-need acquisition costs and value of business acquired on the consolidated statements of earnings

Presuming no additional acquisitions, net amortization charged to income is expected to approximate the following:

2024	$1,219,496
2025	1,112,965
2026	1,030,635
2027	957,074
2028	833,216
Thereafter	3,314,227
Total	$8,467,613

Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2023, value of business acquired is being amortized over a weighted average life of 5.1 years.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

5) Value of Business Acquired, Goodwill and Other Intangible Assets (Continued)

Information regarding goodwill by segment was as follows:

	Life Insurance	Cemetery/ Mortuary	Total
Balance at January 1, 2022:
Goodwill	$2,765,570	$2,488,213	$5,253,783
Accumulated impairment	-	-	-
Total goodwill, net	2,765,570	2,488,213	5,253,783

Acquisition	-	-	-

Balance at December 31, 2022:
Goodwill	2,765,570	2,488,213	5,253,783
Accumulated impairment	-	-	-
Total goodwill, net	2,765,570	2,488,213	5,253,783

Acquisition	-	-	-

Balance at December 31, 2023:
Goodwill	2,765,570	2,488,213	5,253,783
Accumulated impairment	-	-	-
Total goodwill, net	$2,765,570	$2,488,213	$5,253,783

Goodwill is not amortized but is tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill for 2023 and 2022.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

5) Value of Business Acquired, Goodwill and Other Intangible Assets (Continued)

The carrying value of the Company’s other intangible assets were as follows which is included in other assets:

		December 31,
	Useful Life	2023	2022
Intangible asset - trade name (1)	15 years	$2,100,000	$2,100,000
Intangible assets - other (1)	15 years	210,000	210,000
Intangible asset - trade name (2)	15 years	610,000	610,000
Intangible asset - customer lists (3)	15 years	890,000	890,000
Less accumulated amortization		(807,333)	(553,333)
Balance at end of year		$3,002,667	$3,256,667

(1)	Rivera Funerals, Cremations and Memorial Gardens
(2)	Kilpatrick Life
(3)	Beta Capital Corp

Amortization expense for 2023 and 2022 was $254,000 and $256,000, respectively, and is included in other expenses on the consolidated statements of earnings.

The following table summarizes the Company’s estimate of future amortization for the other intangible assets:

2024	$254,000
2025	254,000
2026	254,000
2027	254,000
2028	254,000
Thereafter	1,732,667
Total	$3,002,667

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

6) Property and Equipment

Property and equipment is summarized below:

	December 31,
	2023	2022
Land and buildings	$16,567,819	$16,545,799
Furniture and equipment	16,315,061	17,567,906
	32,882,880	34,113,705
Less accumulated depreciation	(13,707,781)	(13,534,056)
Total	$19,175,099	$20,579,649

Depreciation expense for 2023 and 2022 was $2,351,661 and $2,496,906, respectively. Property and equipment are stated at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. The Company recognized an impairment loss of $122,229 in 2023 on a property held by the life segment. This property is listed for sale and currently under contract. Impairment losses are included in gains (losses) on the consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

7) Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31,
	2023	2022
Prime rate note payable in monthly installments of $75,108 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, paid in full in June 2023.	$-	$1,690,892

3.85% fixed note payable in monthly installments of $243,781 including principal and interest, collateralized by real property with a book value of approximately $62,977,000, due June 2032.	50,129,255	48,613,833

3.30% fixed note payable in monthly installments of $179,562 including principal and interest, collateralized by real property with a book value of approximately $44,811,000, due April 2031.	38,478,359	39,298,298

4.7865% fixed interest only note payable in monthly installments, collateralized by real property with a book value of approximately $16,594,000, due June 2028.	9,200,000	9,200,000

1 month SOFR rate plus 2.1% loan purchase agreement with a warehouse line availability of $100,000,000, expired December 2023 due to the lender exiting the market place.	-	17,978,527

1 month SOFR rate plus 2% loan purchase agreement with a warehouse line availability of $100,000,000, matures November 2024.	114,518	29,768,762

1 month SOFR rate plus 2.5% loan purchase agreement with a warehouse line availability of $75,000,000, expired December 2023 due to the lender exiting the market place.	-	15,131,410

1 month SOFR rate plus 2.1% loan purchase agreement with a warehouse line availability of $15,000,000, matures May 2024.	7,617,455	-

Finance lease liabilities	15,550	31,082

Total bank and other loans	105,555,137	161,712,804

Less current installments	(9,543,052)	(65,560,608)
Bank and other loans, excluding current installments	$96,012,085	$96,152,196

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Federal Home Loan Bank of Des Moines

As of December 31, 2023, the amount available for borrowings from the FHLB of Des Moines was approximately $77,324,238, compared with $80,312,445 as of December 31, 2022. United States Treasury fixed maturity securities with an estimated fair value of $88,400,026 as of December 31, 2023 have been pledged at the FHLB of Des Moines as collateral for current and potential borrowings compared with $86,338,880 at December 31, 2022. As of December 31, 2023 and 2022, the Company had no outstanding FHLB borrowings. As of December 31, 2023, the Company’s total investment in FHLB stock was $453,600 compared with $856,800 as of December 31, 2022. As of December 31, 2023, the Company was contingently liable under standby letters of credit aggregating $5,823,496. These letters of credit are to be used to cover any contingency related to additional risk assessments pertaining to the Company’s captive insurance program for $443,758 and for bonding of residential land development for $5,379,738.

Federal Home Loan Bank of Dallas

As of December 31, 2023, the amount available for borrowings from the FHLB of Dallas was approximately $5,104,610, compared with $5,719,671 as of December 31, 2022. Mortgage-Backed fixed maturity securities with an estimated fair value of $5,503,063 as of December 31, 2023 have been pledged at the FHLB of Dallas as collateral for current and potential borrowings compared with $6,696,100 at December 31, 2022. As of December 31, 2023 and 2022, the Company had no outstanding FHLB borrowings. As of December 31, 2023, the Company’s total investment in FHLB stock was $1,826,200 compared with $1,743,500 as of December 31, 2022.

Revolving Lines of Credit

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the Prime rate plus 0.75% with a 3% prime floor, secured by the capital stock of Security National Life and maturing March 31, 2024, renewable annually. As of December 31, 2023, the Company was contingently liable under standby letters of credit aggregating $38,290, to be used as collateral for residential subdivision land development. The standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2023, there were no amounts outstanding under the revolving line-of-credit.

The Company also has a $2,500,000 revolving line-of-credit with a bank with interest payable at the daily simple SOFR plus 2.35%, which includes a mandatory .10% credit spread adjustment, maturing March 31, 2024. As of December 31, 2023, the Company was contingently liable under standby letters of credit aggregating $1,250,000, to be used as collateral for SecurityNational Mortgage’s state licensing. The standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2023, there were no amounts outstanding under the revolving line-of-credit.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with U.S Bank. This agreement allows SecurityNational Mortgage to borrow up to $15,000,000 for the sole purpose of funding mortgage loans (the “U.S. Bank Warehouse Line of Credit” and, together with the Texas Capital Bank Warehouse Line of Credit, the “Warehouse Lines of Credit”). The agreement charges interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR and matures on May 26, 2024. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The agreements for the warehouse lines of credit include cross default provisions where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of December 31, 2023, the Company was not in compliance with the net income covenant of the warehouse lines of credit and its operating cash flow covenant for its standby letter of credit with its primary bank. SecurityNational Mortgage has received or is in the process of receiving waivers under the warehouse lines of credit from the warehouse banks. In the unlikely event the Company is required to repay the outstanding advances of approximately $7,732,000 on the warehouse line of credit that has not provided a covenant waiver, the Company has sufficient cash and borrowing capacity on the warehouse lines of credit that have provided covenant waivers to fund its origination activities. The Company has performed an internal analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company has debt covenants on its revolving lines of credit and is required to comply with minimum operating cash flow ratios and minimum net worth for each of its business segments. The Company also has debt covenants for one of its loans on real estate for a minimum consolidated operating cash flow ratio, minimum liquidity, and consolidated net worth. In addition to these financial debt covenants, the company is required to provide segment specific financial statements and building specific financial statements on all bank loans. As of December 31, 2023, the Company was in compliance with all these debt covenants.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

7) Bank and Other Loans Payable (Continued)

The following tabulation shows the combined maturities of bank and other loans payable:

2024	$9,543,052
2025	1,881,631
2026	1,952,430
2027	2,026,547
2028	11,296,737
Thereafter	78,854,740
Total	$105,555,137

Interest expense in 2023 and 2022 was $4,865,327 and $7,830,443, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

The components of the cemetery perpetual care investments and obligation as of December 31, 2023 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$477,797	$302	$(574)	$477,525
Obligations of states and political subdivisions	115,792	-	(5,114)	110,678
Corporate securities including public utilities	53,672	-	(171)	53,501
Total fixed maturity securities available for sale	$647,261	$302	$(5,859)	$641,704

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,614,392	$859,680	$(146,771)	$4,327,301
Total equity securities at estimated fair value	$3,614,392	$859,680	$(146,771)	$4,327,301

Mortgage loans held for investment at amortized cost:
Residential construction	$247,360
Less: Allowance for credit losses	(495)
Total mortgage loans held for investment	$246,865

Cash and cash equivalents	$2,867,047

Total cemetery perpetual care trust investments	$8,082,917

Cemetery perpetual care obligation	$(5,326,196)

Trust investments in excess of trust obligations	$2,756,721

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of December 31, 2023 and 2022. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$574	$143,448	$-	$-	$574	$143,448
Obligations of states and political subdivisions	-	-	5,114	110,678	5,114	110,678
Corporate securities including public utilities	-	-	171	53,501	171	53,501
Total unrealized losses	$574	$143,448	$5,285	$164,179	$5,859	$307,627

At December 31, 2022
U.S. Treasury securities and obligations of U.S. Government agencies	$38	$59,392	$-	$-	$38	$59,392
Obligations of states and political subdivisions	1,845	94,612	6,633	71,112	8,478	165,724
Total unrealized losses	$1,883	$154,004	$6,633	$71,112	$8,516	$225,116

Relevant holdings were comprised of four securities with fair values aggregating 98.1% of aggregate amortized cost as of December 31, 2023. There were five securities with fair values aggregating 96.4% of aggregate amortized cost as of December 31, 2022. No credit losses have been recognized for 2023 and 2022, since the increase in unrealized losses is primarily a result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of December 31, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$333,775	$334,077
Due in 2-5 years	259,814	254,126
Due in 5-10 years	-	-
Due in more than 10 years	53,672	53,501
Total	$647,261	$641,704

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

Restricted assets as of December 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$932,737	$1,433	$(1,000)	$933,170
Obligations of states and political subdivisions	652,770	305	(4,542)	648,533
Corporate securities including public utilities	274,688	209	(2,740)	272,157
Total fixed maturity securities available for sale	$1,860,195	$1,947	$(8,282)	$1,853,860

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$6,516,044	$1,117,155	$(247,996)	$7,385,203
Total equity securities at estimated fair value	$6,516,044	$1,117,155	$(247,996)	$7,385,203

Mortgage loans held for investment at amortized cost:
Residential construction	$676,572
Less: Allowance for credit losses	(1,353)
Total mortgage loans held for investment	$675,219

Cash and cash equivalents (1)	$10,114,694

Total restricted assets	$20,028,976

(1)	Including cash and cash equivalents of $6,930,933 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

A surplus note receivable in the amount of $4,000,000 at December 31, 2023 and 2022, from Security National Life, was eliminated in consolidation.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of December 31, 2023 and 2022. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$1,000	$249,877	$-	$-	$1,000	$249,877
Obligations of states and political subdivisions	-	-	4,542	451,985	4,542	451,985
Corporate securities including public utilities	-	-	2,740	221,334	2,740	221,334
Total unrealized losses	$1,000	$249,877	$7,282	$673,319	$8,282	$923,196

At December 31, 2022
Obligations of states and political subdivisions	$11,891	$760,255	$3,469	$58,072	$15,360	$818,327
Corporate securities including public utilities	3,016	198,755	-	-	3,016	198,755
Total unrealized losses	$14,907	$959,010	$3,469	$58,072	$18,376	$1,017,082

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

Relevant holdings were comprised of 12 securities with fair values aggregating 99.1% of aggregate amortized cost as of December 31, 2023. Relevant holdings were comprised of 17 securities with fair values aggregating of 98.2% of aggregate amortized cost at December 31, 2022. No credit losses have been recognized for 2023 and 2022, since the increase in unrealized losses is primarily a result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of December 31, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$681,860	$683,293
Due in 2-5 years	462,189	457,618
Due in 5-10 years	147,422	147,121
Due in more than 10 years	568,724	565,828
Total	$1,860,195	$1,853,860

See Notes 1, 2 and 17 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

9) Income Taxes

The Company’s income tax liability is summarized as follows:

	December 31,
	2023	2022
Current	$246,437	$16,352,190
Deferred	13,506,544	14,358,337
Total	$13,752,981	$30,710,527

Significant components of the Company’s deferred tax assets and liabilities are approximately as follows:

	December 31,
	2023	2022
Assets
Future policy benefits	$14,902,816	$14,605,453
Loan loss reserve	142,281	448,673
Unearned premium	534,203	582,459
Net operating loss	1,050,770	237,855
Deferred compensation	2,138,385	2,166,593
Tax on unrealized appreciation	491,271	2,590,726
Other	917,335	601,335
Less: Valuation allowance	-	(1,506,144)
Total deferred tax assets	20,177,061	19,726,950

Liabilities
Deferred policy acquisition costs	18,478,562	17,511,778
Basis difference in property, equipment and real estate	11,054,092	11,959,391
Value of business acquired	1,778,199	2,058,785
Deferred gains	1,308,365	1,490,946
Trusts	1,064,387	1,064,387
Total deferred tax liabilities	33,683,605	34,085,287
Net deferred tax liability	$13,506,544	$14,358,337

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

9) Income Taxes (Continued)

The Company’s income tax expense is summarized as follows:

	December 31,
	2023	2022
Current
Federal	$4,091,306	$15,346,331
State	209,537	3,294,234
	4,300,843	18,640,565

Deferred
Federal	(2,139,124)	(7,400,620)
State	(356,365)	(2,553,385)
	(2,495,489)	(9,954,005)
Total	$1,805,354	$8,686,560

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	December 31,
	2023	2022
Computed expense at statutory rate	$3,423,086	$7,219,141
State tax expense (benefit), net of federal tax benefit	(115,994)	585,269
Change in valuation allowance	(1,506,144)	623,609
Other, net	4,406	258,541
Income tax expense	$1,805,354	$8,686,560

The Company’s overall effective tax rate for 2023 and 2022 was 11.1% and 25.3% respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes and a decrease to the valuation allowance related to Kilpatrick Life Insurance Company. The decrease in the effective tax rate when compared to the prior year is partially due to a decrease to the valuation allowance in the current period when compared to the prior period year.

As of December 31, 2023, the Company had no significant unrecognized tax benefits. As of December 31, 2023, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2020 through 2023 are subject to examination by taxing authorities.

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2024	$-
2025	-
2026	-
2027	-
2028	-
Thereafter up through 2038	903,042
Indefinite carryforwards	2,396,389
$3,299,431

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

10) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks of more than a specified limit, which ranges from $25,000 to $100,000 on newly issued policies. The Company has also assumed various reinsurance agreements through acquisition of various life companies and has assets held in trust related to certain agreements. The Company is ultimately liable for these reinsured amounts in the event such reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of reinsurers and monitors the concentration of credit risk. The Company had a significant concentration of credit risk with a single reinsurer of 94.0% and 93.7% of ceded life insurance in force as of December 31, 2023 and 2022, respectively. This represented approximately 8.8% and 11.3% of the Company’s total life insurance in force as of December 31, 2023 and 2022, respectively. See Financial Statement Schedule IV for information regarding life insurance in force and premiums for reinsurance.

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. See Note 3 for additional information about the Company’s loan loss reserve.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements. See Note 23 regarding leases.

Other Contingencies and Commitments

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of December 31, 2023, the Company’s commitments were approximately $146,953,000 for these loans, of which $104,977,000 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

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

The Company is a defendant in various other legal actions arising from the normal conduct of business. The Company believes that none of the actions, if adversely determined, will have a material effect on the Company’s financial position or results of operations. Based on the Company’s assessment and legal counsel’s representations concerning the likelihood of unfavorable outcomes, no amounts have been accrued for the above claims in the consolidated financial statements. The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

11) Retirement Plans

The Company has three 401(k) savings plans covering all eligible employees which include employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $22,500 and $20,500 for the years 2023 and 2022, respectively or the statutory limits. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for 2023 and 2022 was $1,819,275 and $2,573,956, respectively under the plan.

The Company has a Non-Qualified Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2023 and 2022.

Effective December 2, 2022, the Board members approved a motion to extend the Chief Executive Officer’s employment agreement, dated December 4, 2012, for an additional two-year term ending December 2024. In the event of disability, the Chief Executive Officer’s salary would be continued for up to five years at 75% of its current level of compensation. In the event of a sale or merger of the Company and the Chief Executive Officer is not retained in his current position, the Company would be obligated to continue paying the Chief Executive Officer’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that the Chief Executive Officer is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. If the Chief Executive Officer dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed nil and nil during 2023 and 2022, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $7,556,363 and $7,556,363 as of December 31, 2023 and 2022, respectively.

The Company, through its wholly owned subsidiary, SecurityNational Mortgage, also has an employment agreement with its former Vice President of Mortgage Operations and President of SecurityNational Mortgage, who retired from the Company on December 31, 2015. Under the terms of the employment agreement, this individual is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. Such retirement payments are paid monthly during the ten-year period. If this individual dies prior to receiving all his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The company paid $133,843 and $133,843 in retirement compensation to this individual during 2023 and 2022, respectively. The liability accrued was $267,686 and $401,529 as of December 31, 2023 and 2022, respectively and is included in other liabilities and accrued expenses on the consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

12) Capital Stock

The Company has one class of preferred stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. The preferred stock is non-voting.

The Company has two classes of common stock with shares outstanding, Class A common shares and Class C common shares. Class C shares have 10 votes per share on all matters except for the election of one third of the directors who are elected solely by the Class A shares. Class C shares are convertible into Class A shares at any time on a one-to-one ratio.

Stockholders of both Class A and Class C common stock have received 5% stock dividends in the years 1990 through 2019, a 7.5% stock dividend in the year 2020, and a 5% stock dividend in the years 2021 through 2023, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2021	17,642,722	2,866,565

Exercise of stock options	109,587	-
Stock dividends	889,554	139,462
Conversion of Class C to Class A	116,168	(116,168)

Outstanding shares at December 31, 2022	18,758,031	2,889,859

Exercise of stock options	279,177	-
Vesting of restricted stock units	1,215	-
Stock dividends	949,980	141,594
Conversion of Class C to Class A	59,599	(59,599)

Outstanding shares at December 31, 2023	20,048,002	2,971,854

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

12) Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Years Ended December 31,
	2023	2022
Numerator:
Net earnings	$14,495,058	$25,690,302

Denominator:
Denominator for basic earnings per share-weighted-average shares	22,083,772	22,187,410

Effect of dilutive securities
Employee stock options	594,196	848,323
Unvested restricted stock units	-	395
Dilutive potential common shares	594,196	848,718

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	22,677,968	23,036,128

Basic earnings per share	$0.66	$1.16
Diluted earnings per share	$0.64	$1.12

For 2023 and 2022, there were nil and 339,150 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

13) Stock Compensation Plans

The Company has equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”).

Stock Options

Stock based compensation expense for stock options issued of $601,058 and $929,321 has been recognized under these plans for 2023 and 2022, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2023, the total unrecognized compensation expense related to the stock options issued was $677,948, which is expected to be recognized over the remaining vesting period.

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

			Assumptions
Grant Date	Plan	Weighted-Average Fair Value of Each Option	Expected Dividend Yield (1)	Underlying stock FMV	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (years)
December 1, 2023	All Plans	$1.88	5%	$7.99	36.76%	4.14%	4.9

January 30, 2023	All Plans	$1.65	5%	$7.10	36.73%	3.64%	5.31

January 18, 2023	All Plans	$1.70	5%	$7.37	36.79%	3.40%	5.31

December 2, 2022	All Plans	$1.48	5%	$6.48	37.03%	3.69%	4.88

(1)	Stock dividend

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

13) Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	1,024,351	$4.38	821,146	$5.26
Adjustment for the effect of stock dividends	47,780		41,057
Granted	82,500		295,000
Exercised	(176,435)		-
Cancelled	(1,591)		-

Outstanding at December 31, 2022	976,605	$4.56	1,157,203	$5.31
Adjustment for the effect of stock dividends	38,266		57,859
Granted	106,500		305,000
Exercised	(286,965)		-
Cancelled	(836)		-

Outstanding at December 31, 2023	833,570	$5.22	1,520,062	$5.86

Exercisable at end of year	739,070	$4.87	1,215,062	$5.31

Available options for future grant	92,820		529,750

Weighted average contractual term of options outstanding at December 31, 2023	5.25 years		6.50 years

Weighted average contractual term of options exercisable at December 31, 2023	4.66 years		5.90 years

Aggregated intrinsic value of options outstanding at December 31, 2023 (1)	$3,149,704		$4,765,559

Aggregated intrinsic value of options exercisable at December 31, 2023 (1)	$3,049,987		$4,483,509

(1)	The Company used a stock price of $9.00 as of December 31, 2023 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during 2023 and 2022 was $657,354 and $619,064, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

13) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $304 and $371 has been recognized under these plans for the 2023 and 2022, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2023, the total unrecognized compensation expense related to the RSUs issued was $3,263, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	1,620	$6.48
Granted	1,840
Vested	(1,215)

Non-vested at December 31, 2023	2,245	$7.72

Available RSUs for future grant	16,540

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

14) Statutory Financial Information and Dividend Limitations

The Company’s insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Statutory Net Income		Statutory Capital and Surplus
	Years Ended December 31,		December 31,
	2023	2022	2023	2022
Amounts by insurance subsidiary:
Security National Life Insurance Company	$7,419,511	$9,126,955	$76,330,794	$66,753,938
Kilpatrick Life Insurance Company	2,967,779	2,373,682	20,535,591	17,300,717
First Guaranty Insurance Company	958,497	1,007,026	8,427,355	8,107,405
Southern Security Life Insurance Company, Inc.	35	(2,691)	1,578,322	1,579,971
Trans-Western Life Insurance Company	15	4,008	512,570	512,555
Total	$11,345,837	$12,508,980	$107,384,632	$94,254,586

The Utah, Louisiana, Mississippi, and Texas Insurance Departments impose minimum risk-based capital (“RBC”) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries each have a ratio that is greater than the first level of regulatory action as of December 31, 2023. The Company does not have any guarantees to maintain the capital and surplus of any affiliates except for the Company’s agreement to provide additional capital to Security National Life Insurance Company in the event risk-based capital drops below 350% of the authorized control level.

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

Years Ended December 31, 2023 and 2022

14) Statutory Financial Information and Dividend Limitations (Continued)

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. Security National Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Utah law and Security National Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Utah Commissioner and the Utah Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on Security National Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2023, the maximum aggregate amount of dividends and distributions that it could pay or make in 2024 and which would not constitute an “extraordinary” dividend or distribution under Utah law and would therefore not require notice and approval or lack of disproval from the Utah Commissioner, would be approximately $7,357,000.

Under the Louisiana Insurance Code, First Guaranty Insurance Company and Kilpatrick Life Insurance Company are permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. First Guaranty Insurance Company and Kilpatrick Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Louisiana law and First Guaranty Insurance Company and Kilpatrick Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Louisiana Commissioner and the Louisiana Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on First Guaranty Insurance Company’s and Kilpatrick Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2023, the maximum aggregate amount of dividends and distributions that it could pay or make in 2024 and which would not constitute an “extraordinary” dividend or distribution under Louisiana law and would therefore not require notice and approval or lack of disproval from the Louisiana Commissioner, would be approximately $742,000 for First Guaranty Insurance Company and $1,973,000 for Kilpatrick Life Insurance Company.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit and are eliminated upon consolidation.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

15) Business Segment Information (Continued)

	Year Ended December 31, 2023
	Life	Cemetery/		Intercompany
	Insurance	Mortuary	Mortgage	Eliminations	Consolidated
Revenues:
From external sources:
Revenue from customers	$114,735,304	$27,864,811	$98,071,104	-	$240,671,219
Net investment income	67,811,926	2,951,577	1,579,544	-	72,343,047
Gains (losses) on investments and other assets	962,824	717,312	157,206	-	1,837,342
Other revenues	1,666,020	404,256	1,575,606	-	3,645,882
Intersegment revenues:
Net investment income	8,203,306	340,001	531,406	(9,074,713)	-
Total revenues	193,379,380	32,277,957	101,914,866	(9,074,713)	318,497,490
Expenses:
Death, surrenders and other policy benefits	66,002,863	-	-	-	66,002,863
Increase in future policy benefits	34,008,997	-	-	-	34,008,997
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	17,485,699	538,639	-	-	18,024,338
Selling, general and administrative expenses:
Commissions	3,963,185	1,777,071	34,189,300	-	39,929,556
Personnel	26,769,211	9,722,659	46,649,889	-	83,141,759
Advertising	638,071	663,113	2,409,261	-	3,710,445
Rent and rent related	414,564	159,877	6,282,696	-	6,857,137
Depreciation on property and equipment	880,116	812,641	658,904	-	2,351,661
Provision for loan loss reserve	-	-	-	-	-
Cost related to funding mortgage loans	-	-	6,440,439	-	6,440,439
Intersegment	310,689	143,652	1,930,370	(2,384,711)	-
Other	12,991,888	4,961,320	14,105,648	-	32,058,856
Interest expense:
Intersegment	560,718	247,664	5,881,620	(6,690,002)	-
Other	4,081,348	955	783,024	-	4,865,327
Costs of goods and services sold-mortuaries and cemeteries	-	4,805,700	-	-	4,805,700
Total benefits and expenses	168,107,349	23,833,291	119,331,151	(9,074,713)	302,197,078
Earnings (loss) before income taxes	$25,272,031	$8,444,666	$(17,416,285)	$-	$16,300,412
Income tax benefit (expense)	(3,655,148)	(2,131,289)	3,981,083	-	(1,805,354)
Net earnings (loss)	$21,616,883	$6,313,377	$(13,435,202)	$-	$14,495,058

Identifiable assets	$1,325,287,933	$95,059,724	$97,018,754	$(93,063,440)	$1,424,302,971

Goodwill	$2,765,570	$2,488,213	$-	$-	$5,253,783

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

16) Related Party Transactions

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may conflict with the interests of the Company. The Company and its Board of Directors are unaware of any related party transactions that require disclosure as of December 31, 2023.

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Fixed Maturity Securities Available for Sale: The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements (considered Level 3 financial assets), are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit, and maturity of the investments.

Equity Securities: The fair values for equity securities are based on quoted market prices.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Impaired Mortgage Loans Held for Investment: The Company believes that the fair value of these nonperforming loans will approximate the unpaid principal balance expected to be recovered based on the fair value of the underlying collateral. For residential and commercial properties, the collateral value is estimated by obtaining an independent appraisal. The appraisal typically considers area comparable properties and property condition as well as potential rental income that could be generated (particularly for commercial properties). For residential construction loans, the collateral is typically incomplete, so fair value is estimated as the replacement cost using data from a provider of building cost information to the real estate construction.

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

Years Ended December 31, 2023 and 2022

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet as of December 31, 2023.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$381,535,986	$-	$380,297,330	$1,238,656
Equity securities	13,636,071	13,636,071	-	-
Loans held for sale	126,549,190	-	-	126,549,190
Restricted assets (1)	1,853,860	-	1,853,860	-
Restricted assets (2)	7,385,203	7,385,203	-	-
Cemetery perpetual care trust investments (1)	641,704	-	641,704	-
Cemetery perpetual care trust investments (2)	4,327,301	4,327,301	-	-
Derivatives - loan commitments (3)	4,995,486	-	-	4,995,486
Total assets accounted for at fair value on a recurring basis	$540,924,801	$25,348,575	$382,792,894	$132,783,332

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	$(3,412,224)	$-	$-	$(3,412,224)
Total liabilities accounted for at fair value on a recurring basis	$(3,412,224)	$-	$-	$(3,412,224)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

17) Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet as of December 31, 2022.

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
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2023	Technique	Input(s)	Value	Value	Average
Loans held for sale	$126,549,190	Market approach	Investor contract pricing as a percentage of unpaid principal balance	70.0%	121.0%	100.0%

Derivatives - loan commitments (net)	1,583,262	Market approach	Pull-through rate	70.0%	99.0%	86.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	119 bps	49 bps

Fixed maturity securities available for sale	1,238,656	Broker quotes	Pricing quotes	$98.40	$102.46	$99.86

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

17) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2022	Technique	Input(s)	Value	Value	Average
Loans held for sale	$141,179,620	Market approach	Investor contract pricing as a percentage of unpaid principal balance	69.9%	106.1%	99.8%

Derivatives - loan commitments (net)	2,706,877	Market approach	Pull-through rate	65.0%	95.0%	82.2%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	153 bps	73 bps

Fixed maturity securities available for sale	1,435,519	Broker quotes	Pricing quotes	$100.00	$111.11	$104.97

The following table is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2022	$2,706,877		$141,179,620	$1,435,519
Originations/purchases	-		2,173,080,584	-
Sales, maturities and paydowns	-		(2,224,454,040)	(129,521)
Transfer to mortgage loans held for investment	-		(3,017,626)	-
Total gains (losses):
Included in earnings	(1,123,615	)(1)	39,760,652 (1)	(108	)(2)
Included in other comprehensive income	-		-	(67,234)

Balance - December 31, 2023	$1,583,262		$126,549,190	$1,238,656

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

The following table is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2021	$7,015,515		$302,776,827	$2,023,348
Originations/purchases	-		3,373,554,484	-
Sales, maturities and paydowns	-		(3,549,405,402)	(528,980)
Transfer to mortgage loans held for investment	-		(51,691,213)	-
Total gains (losses):
Included in earnings	(4,308,638	)(1)	65,944,924 (1)	1,957 (2)
Included in other comprehensive income	-		-	(60,806)

Balance - December 31, 2022	$2,706,877		$141,179,620	$1,435,519

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

17) Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2023.

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet as of December 31, 2022.

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

Years Ended December 31, 2023 and 2022

17) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of December 31, 2023 and 2022.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2023:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$99,519,750	$-	$-	$96,998,106	$96,998,106
Residential construction	103,529,896	-	-	103,529,896	103,529,896
Commercial	72,567,191	-	-	72,149,530	72,149,530
Mortgage loans held for investment, net	$275,616,837	$-	$-	$272,677,532	$272,677,532
Policy loans	13,264,183	-	-	13,264,183	13,264,183
Insurance assignments, net (1)	44,051,486	-	-	44,051,486	44,051,486
Restricted assets (2)	675,219	-	-	675,219	675,219
Cemetery perpetual care trust investments (2)	246,865	-	-	246,865	246,865
Mortgage servicing rights, net	3,461,146	-	-	4,543,657	4,543,657

Liabilities
Bank and other loans payable	$(105,555,137)	$-	$-	$(105,555,137)	$(105,555,137)
Policyholder account balances (3)	(39,245,123)	-	-	(48,920,691)	(48,920,691)
Future policy benefits - annuities (3)	(106,285,010)	-	-	(102,177,585)	(102,177,585)

(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Years Ended December 31, 2023 and 2022

17) Fair Value of Financial Instruments (Continued)

Bank and Other Loans Payable: The carrying amounts reported in the accompanying consolidated balance sheet for the warehouse lines of credit approximate their fair values due to their relatively short-term maturities and variable interest rates. The carrying amounts reported in the accompanying consolidated balance sheet for the bank loans collateralized by real estate approximate their fair values due to the non-assumable fixed rates.

Policyholder Account Balances and Future Policy Benefits-Annuities: Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period more than related policy account balances. Interest credit rates for interest-sensitive insurance products ranged from 1.5% to 6.5%. The fair values for these investment-type insurance contracts are estimated based on the present value of liability cash flows. The fair values for the Company’s insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

18) Accumulated Other Comprehensive Income (loss)

The following summarizes the changes in accumulated other comprehensive income (loss):

	December 31
	2023	2022

Unrealized gains (losses) on fixed maturity securities available for sale	$7,853,398	$(39,493,861)
Amounts reclassified into net earnings	(39,074)	162,173
Net unrealized gains (losses) before taxes	7,814,324	(39,331,688)
Tax benefit (expense)	(1,640,186)	8,259,656
Net	6,174,138	(31,072,032)
Unrealized gains (losses) on restricted assets (1)	11,175	(71,035)
Tax benefit (expense)	(2,784)	17,695
Net	8,391	(53,340)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	2,917	(20,446)
Tax benefit (expense)	(727)	5,093
Net	2,190	(15,353)
Other comprehensive income (loss) changes	$6,184,719	$(31,140,725)

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

18) Accumulated Other Comprehensive Income (loss) (Continued)

The following is the accumulated balances of other comprehensive income (loss) as of December 31, 2023:

	Beginning Balance December 31, 2022	Change for the period	Ending Balance December 31, 2023
Unrealized gains (losses) on fixed maturity securities available for sale	$(13,050,767)	$6,174,138	$(6,876,629)
Unrealized gains (losses) on restricted assets (1)	(13,148)	8,391	(4,757)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(6,362)	2,190	(4,172)
Other comprehensive income (loss)	$(13,070,277)	$6,184,719	$(6,885,558)

(1)	Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income (loss) as of December 31, 2022:

	Beginning Balance December 31, 2021	Change for the period	Ending Balance December 31, 2022
Unrealized gains (losses) on fixed maturity securities available for sale	$18,021,265	$(31,072,032)	$(13,050,767)
Unrealized gains (losses) on restricted assets (1)	40,192	(53,340)	(13,148)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	8,991	(15,353)	(6,362)
Other comprehensive income (loss)	$18,070,448	$(31,140,725)	$(13,070,277)

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

19) Derivative Instruments

The Company reports derivative instruments pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table shows the fair value and notional amounts of derivative instruments.

		December 31, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$161,832,250	$4,995,486	$3,412,224	$453,371,808	$4,089,856	$1,382,979
Call options	Other liabilities	-	—	-	868,600	—	29,715
Put options	Other liabilities	-	—	-	654,500	—	13,888
Total		$161,832,250	$4,995,486	$3,412,224	$454,894,908	$4,089,856	$1,426,582

The following table presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

		Years ended December 31,
Derivative	Classification	2023	2022
Loan commitments	Mortgage fee income	$(1,123,615)	$(4,308,638)

Call and put options	Gains on investments and other assets	$49,963	$202,886

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

20) Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table presents the MSR activity.

	December 31,
	2023	2022
Amortized cost:
Balance before valuation allowance at beginning of year	$3,039,765	$53,060,455
MSR additions resulting from loan sales	1,009,312	10,243,922
Amortization (1)	(587,931)	(9,078,706)
Sale of MSRs	-	(51,185,906)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$3,461,146	$3,039,765

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$3,461,146	$3,039,765

Estimated fair value of MSRs at year end	$4,543,657	$3,927,877

(1)	Included in other expenses on the consolidated statements of earnings

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its December 31, 2023 valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2024	$390,131
2025	342,170
2026	306,597
2027	271,773
2028	242,596
Thereafter	1,907,879
Total	$3,461,146

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

20) Mortgage Servicing Rights (Continued)

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings.

	Years Ended December 31,
	2023	2022
Contractual servicing fees	$1,144,540	$15,792,105
Late fees	97,300	398,754
Total	$1,241,840	$16,190,859

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	December 31,
	2023	2022
Servicing UPB	$414,147,436	$360,023,384

The following key assumptions were used in determining MSR value.

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2023	9.70	7.79	11.85
December 31, 2022	8.12	8.49	11.95

On October 31, 2022, the Company sold certain of its MSRs. The MSRs related to mortgage loans previously originated by the Company in aggregate unpaid principal amount of approximately $7.02 billion. As a result of the sale, the book value of the Company’s MSRs decreased $51,185,906 and generated a gain of $34,051,938 included in mortgage fee income on the consolidated statements of earnings. Substantially all the consideration was received by the Company with the remainder subject to certain holdbacks during transfer of the MSRs. The Company completed the physical transfer of files prior to its deadline. The holdbacks were received in 2023.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

21) Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table provides information regarding future policy benefits and unpaid claims and the related receivable from reinsurers.

	December 31,
	2023	2022
Life	$756,936,902	$726,462,594
Annuities	106,285,010	106,637,094
Policyholder account balances	39,245,123	41,146,171
Accident and health	572,689	603,526
Other policyholder funds	4,411,108	4,279,218
Reported but unpaid claims	3,525,774	5,651,030
Incurred but not reported claims	5,062,010	4,547,670

Gross future policy benefits and unpaid claims	$916,038,616	$889,327,303

Receivable from reinsurers

Life	10,478,863	10,600,613
Annuities	4,238,934	4,225,873
Accident and health	77,917	79,467
Reported but unpaid claims	48,345	110,985
Incurred but not reported claims	13,000	17,000

Total receivable from reinsurers	14,857,059	15,033,938

Net future policy benefits and unpaid claims	$901,181,557	$874,293,365

Net unpaid claims	$8,526,439	$10,070,715

The following table provides a roll forward of the Company’s liability for reported but unpaid claims and incurred but not reported claims, net of the related receivable from reinsurers.

	Life		Annuities		Accident and Health		Total
Balance at 12/31/2021	$8,015,101		$678,378		$104,504		$8,797,983
Incurred	59,377,962	(1)	13,987,576	(2)	40,744	(3)	73,406,282
Settled	(57,988,800)		(14,016,502)		(128,248)		(72,133,550)
Balance at 12/31/2022	9,404,263		649,452		17,000		10,070,715
Incurred	61,390,517	(1)	12,669,463	(2)	30,408	(3)	74,090,388
Settled	(62,665,619)		(12,939,637)		(29,408)		(75,634,664)
Balance at 12/31/2023	$8,129,161		$379,278		$18,000		$8,526,439

(1)	See death benefits on the consolidated statements of earnings
(2)	Included in increase in future benefits on the consolidated statements of earnings
(3)	Included in surrender and other policy benefits on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

22) Revenues from Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

Contracts with Customers

Information about Performance Obligations and Contract Balances

The Company’s cemetery and mortuary segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled. The total contract liability for future obligations is included in deferred pre-need cemetery and mortuary contract revenues on the consolidated balance sheets and, as of December 31, 2023 and 2022, the balances were $18,237,246 and $16,226,836, respectively.

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred, and the funds are placed in trust until the need arises, the merchandise is received or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. As of December 31, 2023 and 2022, the balances were $17,424,764 and $15,289,901, respectively.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from a manufacturer such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received. As of December 31, 2023 and 2022, the balances were $812,482 and $936,935, respectively. Deferred revenue for at-need specialty revenue is not placed in trust.

Deferred Pre-need Land Revenue: Deferred pre-need revenue and corresponding commissions are deferred until 10% of the funds are received from the customer through regular monthly payments. As of December 31, 2023 and 2022, the balances were nil and nil, respectively. Deferred pre-need land revenue is not placed in trust.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

22) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2023)	$5,392,779	$-	$16,226,836
Closing (12/31/2023)	6,321,573	-	18,237,246
Increase/(decrease)	928,794	-	2,010,410

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2022)	$5,298,636	$-	$14,508,022
Closing (12/31/2022)	5,392,779	-	16,226,836
Increase/(decrease)	94,143	-	1,718,814

(1)	Included in Receivables, net on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

22) Revenues from Contracts with Customers (Continued)

The following table disaggregates the opening and closing balances of the Company’s contract balances.

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$15,289,901
At-need specialty merchandise	-	936,935
Pre-need land sales	-	-
Opening (1/1/2023)	$-	$16,226,836

Pre-need merchandise and services	$-	$17,424,764
At-need specialty merchandise	-	812,482
Pre-need land sales	-	-
Closing (12/31/2023)	$-	$18,237,246

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$13,722,348
At-need specialty merchandise	-	785,674
Pre-need land sales	-	-
Opening (1/1/2022)	$-	$14,508,022

Pre-need merchandise and services	$-	$15,289,901
At-need specialty merchandise	-	936,935
Pre-need land sales	-	-
Closing (12/31/2022)	$-	$16,226,836

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

22) Revenues from Contracts with Customers (Continued)

The amount of revenue recognized for 2023 and 2022 that was included in the opening contract liability balance was $4,539,540 and $4,588,290, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Years Ended December 31
	2023	2022
Major goods/service lines
At-need	$19,957,735	$21,283,237
Pre-need	7,907,076	5,710,618
	$27,864,811	$26,993,855

Timing of Revenue Recognition
Goods transferred at a point in time	$17,560,899	$16,412,963
Services transferred at a point in time	10,303,912	10,580,892
	$27,864,811	$26,993,855

Significant Judgments and Estimates

The Company’s cemetery and mortuary segment recognizes revenue on future performance obligations when goods are delivered and when services are performed and is not determined by the terms or payments of the contract as long as any good or service is paid in full prior to delivery. Prices are determined based on the market at the time a contract is created. Goods or services are not partially completed. There are no significant judgements, estimations, or allocation methods for when revenue should be recognized.

Practical Expedients

The Company has not elected to use any of the practical expedients under ASC 606.

Contract Costs

The Company’s cemetery and mortuary segment defers certain costs associated with obtaining a contract on future obligations.

Pre-need Merchandise and Service Revenue: Pre-need merchandise and service revenues are deferred until the goods or services are delivered. Recognition can be years until the obligations are satisfied. Commissions and other costs are capitalized and deferred until the obligation is satisfied. Other costs include rent on pre-need offices and training rooms, and call center costs. Costs that are allocated based on a percentage include family service advisor compensation, bonuses, utilities, and supplies that are all used to procure a pre-need sale.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

22) Revenues from Contracts with Customers (Continued)

Deferred Pre-need Land Revenue: Revenue is recognized on pre-need land sales when the customer has paid at least 10% toward the land price. In cases where customers pay less than 10% the revenue and associated commissions are deferred until such a time when 10% of the contract price is received.

The following table disaggregates contract costs that are included in the deferred policy and pre-need contract acquisition costs on the consolidated balances sheets.

	Years Ended December 31
	2023	2022
Pre-need merchandise and services	$3,951,267	$3,780,173
At-need specialty merchandise	23,090	35,371
Pre-need land sales	-	-
	$3,974,357	$3,815,544

23) Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period in exchange for consideration. The Company determines if a contract is a lease at the inception of the contract. At the commencement date of a lease, the Company measures the lease liability at the present value of the lease payments over the lease term, discounted using the discount rate for the lease. The Company uses the rate implicit in the lease, if available, otherwise the Company uses its incremental borrowing rate. Also, at the commencement date of a lease, the Company measures the cost of the related right-of-use asset which consists of the amount of the initial measurement of the lease liability, any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and any initial direct costs incurred by the Company.

Information about the Nature of Leases and Subleases

The Company leases office space and equipment from third parties under various non-cancelable agreements. The Company has operating leases for office space for its segments in areas where it conducts business. The Company subleases some of this office space. The Company also has finance leases for certain equipment, such as copy machines and postage machines. The Company does not have any lease agreements with variable lease payments. The Company has not included any options to extend or terminate leases in the recognition of the right-of-use assets or lease liabilities because of the uncertainty that they will be exercised. No residual value guarantees have been provided to the Company. The Company does not have any restrictions or covenants imposed by leases.

Leases that have not Commenced

The Company does not have any leases that have not commenced that create significant rights or obligations for the Company.

Related Party Lease Transactions

The Company does not have any related party lease transactions that require disclosure as of December 31, 2023.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

23) Leases (Continued)

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

	Years Ended December 31
	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$25,573	$30,163
Interest on lease liabilities (2)	1,713	2,773
Operating lease cost (3)	3,914,954	4,498,894
Short-term lease cost (3)(4)	1,874,556	1,135,003
Sublease income (3)	(323,272)	(209,455)
Total lease cost	$5,493,524	$5,457,378

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,007,919	$4,250,630
Operating cash flows from finance leases	1,713	2,773
Financing cash flows from finance leases	27,868	31,685

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$160,348	$2,054,534
Finance leases	12,332	-

Weighted-average remaining lease term (in years)
Finance leases	3.29	1.25
Operating leases	2.88	3.46

Weighted-average discount rate
Finance leases	6.81%	5.78%
Operating leases	4.54%	4.50%

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
(4)	Includes leases with a term of 12 months or less

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

23) Leases (Continued)

The following table presents the maturity analysis of the Company’s lease liabilities.

	Finance Leases	Operating Leases
Lease payments due in:
2024	$7,187	$3,187,826
2025	3,525	2,073,045
2026	2,833	1,443,598
2027	2,833	340,112
2028	1,181	128,854
Thereafter	-	195,695
Total undiscounted lease payments	17,559	7,369,130
Less: Discount on cash flows	(2,009)	(480,588)
Present value of lease liabilities	$15,550	$6,888,542

The following table presents the Company’s right-of-use assets and lease liabilities.

		Year Ended December 31,
	Balance Sheet Location	2023	2022
Operating Leases
Right-of-use assets	Other assets	$6,374,336	$9,987,699

Lease liabilities	Other liabilities and accrued expenses	$6,888,542	$10,596,471

Finance Leases
Right-of-use assets		$130,367	$228,221
Accumulated amortization		(115,565)	(200,178)
Right-of-use assets, net	Property and equipment, net	$14,802	$28,043

Lease liabilities	Bank and other loans payable	$15,550	$31,082

The Company is also a lessor and has operating lease agreements with various tenants that lease its commercial properties. See Note 2 for information about the Company’s real estate held for investment.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2023. Based on that assessment management believes that as of December 31, 2023, the Company’s internal control over financial reporting was effective.

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

There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

A portion of the Company’s directors’ and officers’ compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions with respect to their Company securities for diversification or other personal reasons. All such transactions in Company securities by directors and officers must comply with the Company’s Insider Trading Policy, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. During the three months ended December 31, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to the Company’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders. The Company currently anticipates that its definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2023, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (3)
10.3	Amended and Restated 2014 Director Stock Option Plan (7)
10.4	Employment Agreement with Scott M. Quist (2)
10.5	Stock Repurchase Plan (5)
10.6	2022 Equity Incentive Plan
14	Code of Business Conduct and Ethics (6)
19	Insider Trading Policy
20	Clawback Policy
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2015
(3)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(4)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(6)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(7)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 29, 2024	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President,
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 29, 2024

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 29, 2024

/s/ Jason G. Overbaugh	Vice President and Director	March 29, 2024
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 29, 2024
S. Andrew Quist

/s/ Adam G. Quist	Vice President and Director	March 29, 2024
Adam G. Quist

/s/ John L. Cook	Director	March 29, 2024
John L. Cook

/s/ Gilbert A. Fuller	Director	March 29, 2024
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 29, 2024
Robert G. Hunter

/s/ Ludmya B. Love	Director	March 29, 2024
Ludmya B. Love

/s/ Shital A. Mehta	Director	March 29, 2024
Shital A. Mehta

/s/ H. Craig Moody	Director	March 29, 2024
H. Craig Moody

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Reinsurance

							Percentage
			Ceded to	Assumed			of Amount
	Direct		Other	from Other	Net		Assumed
	Amount		Companies	Companies	Amount		to Net
2023
Life Insurance in force ($000)	$3,517,812		$333,211	$34,742	$3,219,343		1.1%

Premiums:
Life Insurance	$116,141,852		$1,938,610	$239,744	$114,442,986		0.2%
Accident and Health Insurance	215,442		-	8	215,450		0.0%
Total premiums	$116,357,294		$1,938,610	$239,752	$114,658,436		0.2%

2022
Life Insurance in force ($000)	$3,322,062	(1)	$346,749	$124,774	$3,100,087	(1)	4.0%

Premiums:
Life Insurance	$105,697,658		$2,004,925	$766,529	$104,459,262		0.7%
Accident and Health Insurance	542,370		-	8	542,378		0.0%
Total premiums	$106,240,028		$2,004,925	$766,537	$105,001,640		0.7%

(1)	The prior year has been adjusted to include accidental death benefit insurance in force that was inadvertently excluded.

