Form 10-Q
period 2024-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2024-05-14
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

As of May 3, 2024, the registrant had 20,057,835 shares of Class A Common Stock, $2.00 par value, outstanding and 2,971,588 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2024

Part I - Financial Information

Item 1.	Financial Statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $386,405,977 and $390,884,441 for 2024 and 2023, respectively; net of allowance for credit losses of $410,549 and $314,549 for 2024 and 2023, respectively)	$375,833,407	$381,535,986
Equity securities at estimated fair value (cost of $11,160,744 and $10,571,505 for 2024 and 2023, respectively)	15,161,999	13,636,071
Mortgage loans held for investment (net of allowance for credit losses of $2,921,614 and $3,818,653 for 2024 and 2023, respectively)	268,636,784	275,616,837
Real estate held for investment (net of accumulated depreciation of $27,161,160 and $29,307,791 for 2024 and 2023, respectively)	183,562,322	183,419,292
Real estate held for sale	13,122,924	3,028,973
Other investments and policy loans (net of allowance for credit losses of $1,587,525 and $1,553,836 for 2024 and 2023, respectively)	70,510,984	69,404,617
Accrued investment income	8,961,065	10,170,790
Total investments	935,789,485	936,812,566
Cash and cash equivalents	150,930,786	126,941,658
Loans held for sale at estimated fair value	112,678,958	126,549,190
Receivables (net of allowance for credit losses of $1,755,553 and $1,897,887 for 2024 and 2023, respectively)	16,875,546	15,335,315
Restricted assets (including $10,083,226 and $9,239,063 for 2024 and 2023 respectively, at estimated fair value)	20,878,561	20,028,976
Cemetery perpetual care trust investments (including $5,217,068 and $4,969,005 for 2024 and 2023, respectively, at estimated fair value)	8,368,975	8,082,917
Receivable from reinsurers	14,726,731	14,857,059
Cemetery land and improvements	9,557,577	9,163,691
Deferred policy and pre-need contract acquisition costs	118,117,308	116,351,067
Mortgage servicing rights, net	3,318,155	3,461,146
Property and equipment, net	18,806,536	19,175,099
Value of business acquired	8,457,054	8,467,613
Goodwill	5,253,783	5,253,783
Other	22,742,841	20,072,195

Total Assets	$1,446,502,296	$1,430,552,275

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2024	December 31, 2023
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$923,292,031	$916,038,616
Unearned premium reserve	2,491,281	2,543,822
Bank and other loans payable	104,335,116	105,555,137
Deferred pre-need cemetery and mortuary contract revenues	18,501,474	18,237,246
Cemetery perpetual care obligation	5,384,115	5,326,196
Accounts payable	3,560,096	2,936,968
Other liabilities and accrued expenses	53,175,654	53,266,090
Income taxes	15,658,555	13,752,981
Total liabilities	1,126,398,322	1,117,657,056

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 20,048,581 shares issued and outstanding as of March 31, 2024 and 20,048,002 shares issued and outstanding as of December 31, 2023	40,097,162	40,096,004
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 2,971,680 shares issued and outstanding as of March 31, 2024 and 2,971,854 shares issued and outstanding as of December 31, 2023	5,943,360	5,943,708
Additional paid-in capital	72,727,294	72,424,429
Accumulated other comprehensive loss, net of taxes	(7,780,656)	(6,885,558)
Retained earnings	214,452,895	206,978,373
Treasury stock at cost - 756,386 Class A shares and 35,717 Class C shares as of March 31, 2024; and 806,311 Class A shares and 35,717 Class C shares as of December 31, 2023	(5,336,081)	(5,661,737)

Total stockholders’ equity	320,103,974	312,895,219

Total Liabilities and Stockholders’ Equity	$1,446,502,296	$1,430,552,275

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Mortgage fee income	$21,831,670	$25,989,006
Insurance premiums and other considerations	29,852,093	27,967,292
Net investment income	19,946,568	17,774,883
Net mortuary and cemetery sales	6,948,491	6,471,429
Gains on investments and other assets	1,669,426	111,154
Other	939,950	1,186,970
Total revenues	81,188,198	79,500,734

Benefits and expenses:
Death benefits	15,713,753	16,678,366
Surrenders and other policy benefits	1,215,793	1,132,693
Increase in future policy benefits	9,345,887	8,054,939
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,743,913	4,883,581
Selling, general and administrative expenses:
Commissions	7,981,217	9,673,310
Personnel	19,855,135	21,962,512
Advertising	687,655	903,411
Rent and rent related	1,401,477	1,776,780
Depreciation on property and equipment	587,449	588,416
Costs related to funding mortgage loans	1,449,095	1,842,342
Other	6,285,910	7,780,535
Interest expense	1,027,474	1,453,333
Cost of goods and services sold-mortuaries and cemeteries	1,274,129	1,185,628
Total benefits and expenses	71,568,887	77,915,846

Earnings before income taxes	9,619,311	1,584,888
Income tax expense	(2,144,789)	(344,716)

Net earnings	$7,474,522	$1,240,172

Net earnings per Class A Equivalent common share (1)	$0.34	$0.06

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.33	$0.05

Weighted-average Class A equivalent common shares outstanding (1)	22,219,490	22,129,713

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	22,945,842	22,687,773

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net earnings	$7,474,522	$1,240,172
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$(1,131,650)	5,218,029
Unrealized gains (losses) on restricted assets (1)	(1,890)	4,133
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(774)	2,926
Other comprehensive income (loss), before income tax	(1,134,314)	5,225,088
Income tax (expense) benefit	239,216	(1,097,530)
Other comprehensive income (loss), net of income tax	(895,098)	4,127,558
Comprehensive income	$6,579,424	$5,367,730

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2024
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2024	$40,096,004	$5,943,708	$72,424,429	$(6,885,558)	$206,978,373	$(5,661,737)	$312,895,219

Net earnings	-	-	-	-	7,474,522	-	7,474,522
Other comprehensive loss	-	-	-	(895,098)	-	-	(895,098)
Stock-based compensation expense	-	-	199,887	-	-	-	199,887
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	103,788	-	-	366,733	470,521
Purchase of treasury stock	-	-	-	-	-	(41,077)	(41,077)
Conversion Class C to Class A	348	(348)	-	-	-	-	-
March 31, 2024	$40,097,162	$5,943,360	$72,727,294	$(7,780,656)	$214,452,895	$(5,336,081)	$320,103,974

	Three Months Ended March 31, 2023
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2023	$37,516,062	$5,779,718	$64,767,769	$(13,070,277)	$202,160,306	$(4,366,651)	$292,786,927

Adoption of ASU 2016-13	-	-	-	-	(671,506)	-	(671,506)
Net earnings	-	-	-	-	1,240,172	-	1,240,172
Other comprehensive income	-	-	-	4,127,558	-	-	4,127,558
Stock-based compensation expense	-	-	143,671	-	-	-	143,671
Exercise of stock options	96,092	-	(62,073)	-	-	-	34,019
Sale of treasury stock	-	-	(43,493)	-	-	620,651	577,158
Purchase of treasury stock	-	-	-	-	-	(1,204,357)	(1,204,357)
Conversion Class C to Class A	1,872	(1,872)	-	-	-	-	-
March 31, 2023	$37,614,026	$5,777,846	$64,805,874	$(8,942,719)	$202,728,972	$(4,950,357)	$297,033,642

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$25,077,244	$(16,073,799)

Cash flows from investing activities:
Purchases of fixed maturity securities	(6,670,277)	(11,911,847)
Sales, calls and maturities of fixed maturity securities	11,440,209	5,375,819
Purchases of equity securities	(2,038,459)	(4,596,981)
Sales of equity securities	1,412,118	4,150,683
Purchases of restricted assets	(643,531)	(311,776)
Sales, calls and maturities of restricted assets	178,350	24,746
Purchases of cemetery perpetual care trust investments	(46,725)	(113,238)
Sales, calls and maturities of perpetual care trust investments	54,601	27,199
Mortgage loans held for investment, other investments and policy loans made	(166,160,908)	(165,651,041)
Payments received for mortgage loans held for investment, other investments and policy loans	175,017,132	184,156,157
Purchases of property and equipment	(256,155)	(250,642)
Sales of property and equipment	71,469	10,974
Purchases of real estate	(17,740,755)	(2,705,716)
Sales of real estate	7,082,265	9,160,065
Net cash provided by investing activities	1,699,334	17,364,402

Cash flows from financing activities:
Investment contract receipts	3,237,207	3,100,207
Investment contract withdrawals	(4,105,463)	(3,831,218)
Proceeds from stock options exercised	-	34,019
Purchases of treasury stock	(41,077)	(1,204,357)
Repayment of bank loans	(470,652)	(15,684,446)
Proceeds from bank loans	-	46,000,000
Net change in warehouse line borrowings for loans held for sale	(769,236)	(53,656,378)
Net cash used in financing activities	(2,149,221)	(25,242,173)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	24,627,357	(23,951,570)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	139,923,399	133,483,817

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$164,550,756	$109,532,247

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,022,460	$1,635,867
Income taxes (net of refunds)	-	(6,878)

Non Cash Operating, Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$1,867,552	$-
Loans held for sale foreclosed into real estate held for sale	858,977	-
Right-of-use assets obtained in exchange for operating lease liabilities	479,462	139,095
Benefit plans funded with treasury stock	470,521	577,158
Transfer from mortgage loans held for investment to restricted assets	-	1,625,961
Transfer from mortgage loans held for investment to cemetery perpetual care trust investments	-	1,611,550

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$150,930,786	$99,554,776
Restricted assets	10,598,384	9,228,113
Cemetery perpetual care trust investments	3,021,586	749,358

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$164,550,756	$109,532,247

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

March 31, 2024 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3) Investments

The Company’s investments as of March 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$108,273,666	$21,718	$(1,168,930)	$-	$107,126,454

Obligations of states and political subdivisions	6,314,947	327	(312,669)	-	6,002,605

Corporate securities including public utilities	231,778,966	2,770,637	(7,446,098)	(398,500)	226,705,005

Mortgage-backed securities	39,788,398	342,124	(4,379,130)	(12,049)	35,739,343

Redeemable preferred stock	250,000	10,000	-	-	260,000

Total fixed maturity securities available for sale	$386,405,977	$3,144,806	$(13,306,827)	$(410,549)	$375,833,407

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,160,744	$4,284,537	$(283,282)		$15,161,999

Total equity securities at estimated fair value	$11,160,744	$4,284,537	$(283,282)		$15,161,999

Mortgage loans held for investment at amortized cost:
Residential	$106,764,632
Residential construction	99,748,408
Commercial	67,076,085
Less: Unamortized deferred loan fees, net	(1,711,491)
Less: Allowance for credit losses	(2,921,614)
Less: Net discounts	(319,236)

Total mortgage loans held for investment	$268,636,784

Real estate held for investment - net of accumulated depreciation:
Residential	$54,638,976
Commercial	128,923,346

Total real estate held for investment	$183,562,322

Real estate held for sale:
Residential	$859,599
Commercial	12,263,325

Total real estate held for sale	$13,122,924

Other investments and policy loans at amortized cost:
Policy loans	$13,248,999
Insurance assignments	46,710,578
Federal Home Loan Bank stock (2)	2,325,900
Other investments	9,813,032
Less: Allowance for credit losses for insurance assignments	(1,587,525)

Total other investments and policy loans	$70,510,984

Accrued investment income	$8,961,065

Total investments	$935,789,485

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $552,600 of Membership stock and $1,773,300 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

The Company’s investments as of December 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$111,450,753	$344,425	$(1,416,448)	$-	$110,378,730

Obligations of states and political subdivisions	6,524,083	500	(319,260)	-	6,205,323

Corporate securities including public utilities	232,299,727	3,688,642	(7,145,507)	(308,500)	228,534,362

Mortgage-backed securities	40,359,878	506,647	(4,702,905)	(6,049)	36,157,571

Redeemable preferred stock	250,000	10,000	-	-	260,000

Total fixed maturity securities available for sale	$390,884,441	$4,550,214	$(13,584,120)	$(314,549)	$381,535,986

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$10,571,505	$3,504,141	$(439,575)		$13,636,071

Total equity securities at estimated fair value	$10,571,505	$3,504,141	$(439,575)		$13,636,071

Mortgage loans held for investment at amortized cost:
Residential	$103,153,587
Residential construction	104,052,748
Commercial	74,176,538
Less: Unamortized deferred loan fees, net	(1,623,226)
Less: Allowance for credit losses	(3,818,653)
Less: Net discounts	(324,157)

Total mortgage loans held for investment	$275,616,837

Real estate held for investment - net of accumulated depreciation:
Residential	$40,924,865
Commercial	142,494,427

Total real estate held for investment	$183,419,292

Real estate held for sale:
Residential	$-
Commercial	3,028,973

Total real estate held for sale	$3,028,973

Other investments and policy loans at amortized cost:
Policy loans	$13,264,183
Insurance assignments	45,605,322
Federal Home Loan Bank stock (2)	2,279,800
Other investments	9,809,148
Less: Allowance for credit losses for insurance assignments	(1,553,836)

Total policy loans and other investments	$69,404,617

Accrued investment income	$10,170,790

Total investments	$936,812,566

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $530,900 of Membership stock and $1,748,900 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

There were no investments, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of March 31, 2024, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2024 and December 31, 2023. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
March 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$167,532	$53,312,759	$1,001,398	$29,735,785	$1,168,930	$83,048,544
Obligations of states and political subdivisions	12,735	469,060	299,934	5,083,218	312,669	5,552,278
Corporate securities	613,453	35,567,960	6,832,645	110,572,963	7,446,098	146,140,923
Mortgage-backed securities	18,656	4,044,375	4,360,474	23,420,838	4,379,130	27,465,213
Totals	$812,376	$93,394,154	$12,494,451	$168,812,804	$13,306,827	$262,206,958

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$29,394	$9,436,090	$1,387,054	$70,885,403	$1,416,448	$80,321,493
Obligations of states and political subdivisions	11,105	470,325	308,155	5,284,498	319,260	5,754,823
Corporate securities	529,660	32,507,773	6,615,847	107,556,216	7,145,507	140,063,989
Mortgage-backed securities	29,799	2,260,445	4,673,106	22,184,174	4,702,905	24,444,619
Totals	$599,958	$44,674,633	$12,984,162	$205,910,291	$13,584,120	$250,584,924

Relevant holdings were comprised of 634 securities with fair values aggregating 95.2% of the aggregate amortized cost as of March 31, 2024. Relevant holdings were comprised of 606 securities with fair values aggregating 94.9% of the aggregate amortized cost as of December 31, 2023. Credit loss provision of $96,000 and $179,500 have been recognized for the three month periods ended March 31, 2024 and 2023, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

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

March 31, 2024 (Unaudited)

3)	Investments (Continued)

Credit Quality Indicators

The NAIC assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 are considered investment grade while the NAIC Class 3 through 6 designations are considered non-investment grade. Based on the NAIC designations, the Company had 98.1% and 98.2% of its fixed maturity securities rated investment grade as of March 31, 2024 and December 31, 2023, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	March 31, 2024		December 31, 2023
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$216,075,719	$210,349,942	$221,933,425	$216,975,288
2	162,441,509	158,181,139	161,062,016	157,346,803
3	6,318,939	5,939,193	6,418,829	5,953,542
4	1,078,897	1,053,757	982,290	948,478
5	239,704	49,375	236,648	51,875
6	1,209	1	1,233	-
Total	$386,155,977	$375,573,407	$390,634,441	$381,275,986

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale:

	Three Months Ended March 31, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - January 1, 2024	$-	$-	$308,500	$6,049	$314,549

Additions for credit losses not previously recorded	-	-	30,000	-	30,000
Change in allowance on securities with previous allowance	-	-	60,000	6,000	66,000
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - March 31, 2024	$-	$-	$398,500	$12,049	$410,549

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

Three Months Ended March 31, 2023
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - January 1, 2023	$-	$-	$-	$-	$-

Additions for credit losses not previously recorded	-	-	179,500	-	179,500
Change in allowance on securities with previous allowance	-	-	-	-	-
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - March 31, 2023	$-	$-	$179,500	$-	$179,500

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of March 31, 2024, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$72,470,984	$72,077,712
Due in 2-5 years	123,253,754	120,601,532
Due in 5-10 years	85,540,964	84,576,263
Due in more than 10 years	65,101,877	62,578,557
Mortgage-backed securities	39,788,398	35,739,343
Redeemable preferred stock	250,000	260,000
Total	$386,405,977	$375,833,407

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$179,989	$1,209,844
Gross realized gains	303	15,490
Gross realized losses	(854)	(54,104)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of March 31, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$6,068,973	$6,206,650
Other investments	400,000	400,000
Cash and cash equivalents	1,982,298	1,909,215
Total assets on deposit	$8,451,271	$8,515,865

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of March 31, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$27,718,677	$27,903,952
Cash and cash equivalents	2,469,301	2,101,052
Total assets on deposit	$30,187,978	$30,005,004

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). Assets pledged as collateral with the FHLB are presented below. These pledged securities are used as collateral for any FHLB cash advances.

	As of March 31, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$94,098,666	$93,903,089
Total assets pledged as collateral	$94,098,666	$93,903,089

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

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

The Company currently owns and operates seven commercial properties in two states. These properties include office buildings, flex office space, and the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company uses bank debt in strategic cases, primarily where it is anticipated to improve yields, or facilitate the acquisition of higher quality assets or asset class diversification.

The aggregated net book value of commercial real estate serving as collateral for bank loans was $123,079,008 and $124,381,467 as of March 31, 2024 and December 31, 2023, respectively. The associated bank loan carrying values totaled $97,359,494 and $97,807,614 as of March 31, 2024 and December 31, 2023, respectively.

During the three month periods ended March 31, 2024 and 2023, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended March 31, 2024 and 2023, the Company recorded depreciation expense on commercial real estate held for investment of $1,527,793 and $1,565,927, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Utah (1)	$128,904,262	$142,475,177	546,941	625,920
Louisiana	19,084	19,250	1,622	1,622

	$128,923,346	$142,494,427	548,563	627,542

(1)	Includes Center53

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Mississippi (1)	$151,553	$3,028,973	-	19,694
Utah (2)	12,111,772	-	78,979	-

	$12,263,325	$3,028,973	78,979	19,694

(1)	Consists of approximately 93 acres of undeveloped land for $151,553 for 2024 and 2023. The remaining property for $2,877,420 was sold in February 2024 for a gain of approximately $250,000.
(2)	Sold in April 2024 for a gain of approximately $3,000

The property is being marketed with the assistance of commercial real estate brokers in Mississippi.

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

During the three month periods ended March 31, 2024 and 2023 the Company did not record any impairment losses on residential real estate held for sale or held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended March 31, 2024 and 2023, the Company recorded depreciation expense on residential real estate held for investment of $2,653 and $2,648, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31, 2024	December 31, 2023
Utah (1)	$54,638,976	$40,924,865
	$54,638,976	$40,924,865

(1)	Includes multiple residential subdivision development projects

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

The following table presents additional information regarding the Company’s residential subdivision development in Utah:

	March 31, 2024	December 31, 2023
Lots developed	64	42
Lots to be developed	1,269	1,145
Book Value	$54,449,234	$40,739,201

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31, 2024	December 31, 2023
Utah	$859,599	$-
	$859,599	$-

The net book value of foreclosed residential real estate included in residential real estate held for sale was $859,599 and nil as of March 31, 2024 and December 31, 2023, respectively.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of March 31, 2024, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 Ascension Way, Floors 4, 5 and 6, Salt Lake City, UT - Center53 Building 2 (1)	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	221,000	50%
1818 Marshall Street, Shreveport, LA (2)	Life Insurance Operations	12,274	100%
909 Foisy Street, Alexandria, LA (2) (3)	Life Insurance Sales	8,059	100%
812 Sheppard Street, Minden, LA (2) (4)	Life Insurance Sales	1,560	100%

(1)	Included in real estate held for investment on the condensed consolidated balance sheets
(2)	Included in property and equipment on the condensed consolidated balance sheets
(3)	Sold in April 2024 for a loss of approximately $39,000
(4)	Listed for sale

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and the loans are secured by real estate.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of March 31, 2024, the Company had 43%, 11%, 8%, 8% and 7%, of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, and Arizona, respectively. As of December 31, 2023, the Company had 44%, 11%, 10%, 7% and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, and Arizona respectively.

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $328,000 and $237,000 as of March 31, 2024 and December 31, 2023, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

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

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - January 1, 2024	$1,219,653	$2,390,894	$208,106	$3,818,653
Change in provision for credit losses	(360,031)	(528,399)	(8,609)	(897,039)
Charge-offs	-	-	-	-
Ending balance - March 31, 2024	$859,622	$1,862,495	$199,497	$2,921,614

Beginning balance - January 1, 2023	$187,129	$1,739,980	$43,202	$1,970,311
Adoption of ASU 2016-13 (1)	555,807	(192,607)	301,830	665,030
Change in provision for credit losses (2)	15,195	137,727	(52,844)	100,078
Charge-offs	-	-	-	-
Ending balance - March 31, 2023	$758,131	$1,685,100	$292,188	$2,735,419

(1)	See Note 2 of the notes to the condensed consolidated financial statements
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
March 31, 2024
30-59 days past due	$5,056,753	$3,868,858	$-	$8,925,611
60-89 days past due	-	2,018,961	-	2,018,961
Over 90 days past due (1)	405,000	3,001,826	-	3,406,826
In process of foreclosure (1)	191,508	1,694,997	-	1,886,505
Total past due	5,653,261	10,584,642	-	16,237,903
Current	61,422,824	96,179,990	99,748,408	257,351,222
Total mortgage loans	67,076,085	106,764,632	99,748,408	273,589,125
Allowance for credit losses	(859,622)	(1,862,495)	(199,497)	(2,921,614)
Unamortized deferred loan fees, net	(144,981)	(1,168,387)	(398,123)	(1,711,491)
Unamortized discounts, net	(159,979)	(159,257)	-	(319,236)
Net mortgage loans held for investment	$65,911,503	$103,574,493	$99,150,788	$268,636,784

December 31, 2023
30-59 days past due	$-	$3,387,673	$-	$3,387,673
60-89 days past due	-	3,472,760	-	3,472,760
Over 90 days past due (1)	405,000	3,480,931	-	3,885,931
In process of foreclosure (1)	1,241,508	1,021,790	-	2,263,298
Total past due	1,646,508	11,363,154	-	13,009,662
Current	72,530,030	91,790,433	104,052,748	268,373,211
Total mortgage loans	74,176,538	103,153,587	104,052,748	281,382,873
Allowance for credit losses	(1,219,653)	(2,390,894)	(208,106)	(3,818,653)
Unamortized deferred loan fees, net	(172,989)	(1,135,491)	(314,746)	(1,623,226)
Unamortized discounts, net	(216,705)	(107,452)	-	(324,157)
Net mortgage loans held for investment	$72,567,191	$99,519,750	$103,529,896	$275,616,837

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing loan to value (“LTV”) and debt service coverage ratios (“DSCR”). Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2024:

Credit Quality Indicator LTV:	2024	2023	2022	2021	2020	Prior	Total	% of Total
Less than 65%	$4,221,500	$34,304,450	$3,335,678	$3,755,796	$-	$9,410,047	$55,027,471	82.04%
65% to 80%	432,978	1,523,926	4,773,397	-	-	-	6,730,301	10.03%
Greater than 80%	-	-	-	405,000	4,913,313	-	5,318,313	7.93%

Total	$4,654,478	$35,828,376	$8,109,075	$4,160,796	$4,913,313	$9,410,047	$67,076,085	100.00%

DSCR
>1.20x	$4,221,500	$20,990,000	$1,000,000	$700,000	$4,913,313	$5,538,915	$37,363,728	55.70%
1.00x - 1.20x	432,978	8,338,376	7,109,075	3,460,796	-	3,856,194	23,197,419	34.58%
<1.00x	-	6,500,000	-	-	-	14,938	6,514,938	9.71%

Total	$4,654,478	$35,828,376	$8,109,075	$4,160,796	$4,913,313	$9,410,047	$67,076,085	100.00%

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2023:

Credit Quality Indicator LTV:	2023	2022		2021	2020	2019	Prior	Total	% of Total
Less than 65%	$34,304,954	$13,555,737		$3,778,248	$-	$2,964,740	$6,565,389	$61,169,068	82.46%
65% to 80%	1,523,926	5,115,231		1,050,000	4,913,313	-	-	12,602,470	16.99%
Greater than 80%	-	-		405,000	-	-	-	405,000	0.55%

Total	$35,828,880	$18,670,968		$5,233,248	$4,913,313	$2,964,740	$6,565,389	$74,176,538	100.00%

DSCR
>1.20x	$20,990,000	$1,000,000		$700,000	$4,913,313	$2,964,740	$2,612,625	$33,180,678	44.73%
1.00x - 1.20x	8,338,880	8,496,127		3,483,248	-	-	3,952,764	24,271,019	32.72%
<1.00x	6,500,000	9,174,841	(1)	1,050,000	-	-	-	16,724,841	22.55%

Total	$35,828,880	$18,670,968		$5,233,248	$4,913,313	$2,964,740	$6,565,389	$74,176,538	100.00%

(1)	Commercial construction loan

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

The Company evaluates and monitors the credit quality of its residential mortgage loans by analyzing LTV and loan performance. The Company defines non-performing mortgage loans as loans more than 90 days past due and on a non-accrual status. Monitoring a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Total	% of Total
Performance Indicators:
Performing	$3,547,990	$16,709,844	$52,632,220	$7,046,188	$7,709,605	$14,421,963	$102,067,810	95.60%
Non-performing (1)	-	398,402	2,198,441	365,061	406,356	1,328,562	4,696,822	4.40%

Total	$3,547,990	$17,108,246	$54,830,661	$7,411,249	$8,115,961	$15,750,525	$106,764,632	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $1,694,997

LTV:
Less than 65%	$750,581	$3,288,230	$7,025,668	$2,629,210	$1,577,667	$5,951,632	$21,222,988	19.88%
65% to 80%	2,797,409	11,187,143	43,201,988	3,309,638	4,000,015	7,368,980	71,865,173	67.31%
Greater than 80%	-	2,632,873	4,603,005	1,472,401	2,538,279	2,429,913	13,676,471	12.81%

Total	$3,547,990	$17,108,246	$54,830,661	$7,411,249	$8,115,961	$15,750,525	$106,764,632	100.00%

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

March 31, 2024 (Unaudited)

3)	Investments (Continued)

The company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$17,493,176	$49,632,301	$6,844,517	$25,778,414	$99,748,408	100.00%
Non-performing	-	-	-	-	-	0.00%

Total	$17,493,176	$49,632,301	$6,844,517	$25,778,414	$99,748,408	100.00%

LTV:
Less than 65%	$17,493,176	$28,656,715	$4,459,888	$25,778,414	$76,388,193	76.58%
65% to 80%	-	20,975,586	2,384,629	-	23,360,215	23.42%
Greater than 80%	-	-	-	-	-	0.00%

Total	$17,493,176	$49,632,301	$6,844,517	$25,778,414	$99,748,408	100.00%

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2023:

Credit Quality Indicator	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$60,311,679	$16,624,182	$27,116,887	$104,052,748	100.00%
Non-performing	-	-	-	-	0.00%

Total	$60,311,679	$16,624,182	$27,116,887	$104,052,748	100.00%

LTV:
Less than 65%	$40,215,360	$8,732,500	$20,442,302	$69,390,162	66.69%
65% to 80%	20,096,319	7,891,682	6,674,585	34,662,586	33.31%
Greater than 80%	-	-	-	-	0.00%

Total	$60,311,679	$16,624,182	$27,116,887	$104,052,748	100.00%

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
30-59 days past due	$10,589,598	$10,829,629
60-89 days past due	4,534,618	3,709,754
Over 90 days past due	5,260,677	4,329,468
Total past due	20,384,893	18,868,851
Current	26,325,685	26,736,471
Total insurance assignments	46,710,578	45,605,322
Allowance for credit losses	(1,587,525)	(1,553,836)
Net insurance assignments	$45,123,053	$44,051,486

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - January 1, 2024	$1,553,836
Change in provision for credit losses (1)	250,567
Charge-offs	(216,878)
Ending balance - March 31, 2024	$1,587,525

Beginning balance - January 1, 2023	$1,609,951
Change in provision for credit losses (1)	233,113
Charge-offs	(157,163)
Ending balance - March 31, 2023	$1,685,901

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended March 31,
	2024	2023
Fixed maturity securities:
Gross realized gains	$303	$15,491
Gross realized losses	(854)	(54,891)
Net credit loss provision	(96,000)	(179,500)

Equity securities:
Losses on securities sold	(61,103)	(52,315)
Unrealized gains on securities held at the end of the period	1,542,863	331,430

Real estate held for investment and sale:
Gross realized gains	249,960	-
Gross realized losses	-	-

Other assets:
Gross realized gains	35,486	50,939
Gross realized losses	(1,229)	-
Total	$1,669,426	$111,154

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $582,172 in net gains and $53,931 in net gains for the three month periods ended March 31, 2024 and 2023, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

3)	Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2024	2023
Fixed maturity securities available for sale	$4,403,558	$4,012,732
Equity securities	168,148	140,507
Mortgage loans held for investment	8,814,036	8,487,656
Real estate held for investment and sale	3,515,061	3,364,924
Policy loans	301,267	200,213
Insurance assignments	5,076,549	4,768,203
Other investments	198,959	129,056
Cash and cash equivalents	1,690,957	787,762
Gross investment income	24,168,535	21,891,053
Investment expenses	(4,221,967)	(4,116,170)
Net investment income	$19,946,568	$17,774,883

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $933,551 and $633,527 for the three month periods ended March 31, 2024 and 2023, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of March 31, 2024	As of December 31, 2023
Fixed maturity securities available for sale	$4,343,991	$3,984,695
Equity securities	25,081	20,451
Mortgage loans held for investment	1,163,282	2,661,092
Real estate held for investment	3,411,928	3,486,115
Cash and cash equivalents	16,783	18,437
Total accrued investment income	$8,961,065	$10,170,790

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

4) Loans Held for Sale

The Company’s loans held for sale portfolio is valued using the fair value option. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on recognition of mortgage loan interest income and is included in mortgage fee income on the condensed consolidated statement of earnings. Included in loans held for sale are loans in the process of foreclosure with an aggregate unpaid principal balance of $311,117 and $1,636,090 as of March 31, 2024 and December 31, 2023, respectively. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of March 31, 2024	As of December 31, 2023

Aggregate fair value	$112,678,958	$126,549,190
Unpaid principal balance	113,616,499	127,185,867
Unrealized loss	(937,541)	(636,677)

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Loan fees	$5,520,465	$4,388,414
Interest income	1,482,819	2,007,058
Secondary gains	14,730,974	17,961,358
Change in fair value of loan commitments	561,778	677,952
Change in fair value of loans held for sale	(300,890)	794,614
Provision for loan loss reserve	(163,476)	159,610
Mortgage fee income	$21,831,670	$25,989,006

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of March 31, 2024	As of December 31, 2023
Balance, beginning of period	$547,233	$1,725,667
Provision on current loan originations (1)	163,476	27,164
Charge-offs, net of recaptured amounts	(210,102)	(1,205,598)
Balance, end of period	$500,607	$547,233

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the three month period ended March 31, 2024, $163,476 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. This is a decrease over the three month period ended March 31, 2023, when reserves of $239,801 were added at a rate of 4.5 basis points per loan originated, the equivalent of $450 per $1,000,000 in loans originated. The Company monitors market data and trends, economic conditions (including forecasts) and its own experience to maintain adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

5) Stock Compensation Plans

The Company has equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”).

Stock Options

Stock based compensation expense for stock options issued of $198,998 and $142,929 has been recognized for these plans for the three month periods ended March 31, 2024 and 2023, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of March 31, 2024, the total unrecognized compensation expense related to the options issued was $512,854, which is expected to be recognized over the remaining vesting period.

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

Activity of the stock option plans during the three month period ended March 31, 2024, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at January 1, 2024	833,570	$5.22	1,520,062	$5.86
Granted	16,500		-
Exercised	-		-
Cancelled	-		-
Outstanding at March 31, 2024	850,070	$5.29	1,520,062	$5.86

As of March 31, 2024:
Options exercisable	765,695	$4.97	1,291,312	$5.47

As of March 31, 2024:
Available options for future grant	76,320		529,750

Weighted average contractual term of options outstanding at March 31, 2024	5.00 years		6.25 years

Weighted average contractual term of options exercisable at March 31, 2024	4.57 years		5.83 years

Aggregated intrinsic value of options outstanding at March 31, 2024 (1)	$2,230,953		$3,108,691

Aggregated intrinsic value of options exercisable at March 31, 2024 (1)	$2,246,543		$3,146,491

(1)	The Company used a stock price of $7.91 as of March 31, 2024 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

5)	Stock Compensation Plans

Activity of the stock option plans during the three month period ended March 31, 2023, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	976,605	$4.78	1,157,203	$5.59
Granted	16,000		-
Exercised	(90,705)		-
Cancelled	-		-
Outstanding at March 31, 2023	901,900	$4.92	1,157,203	$5.59

As of March 31, 2023:
Options exercisable	827,025	$4.76	935,953	$5.36

As of March 31, 2023:
Available options for future grant	155,133		795,000

Weighted average contractual term of options outstanding at March 31, 2023	4.60 years		6.66 years

Weighted average contractual term of options exercisable at March 31, 2023	4.14 years		6.20 years

Aggregated intrinsic value of options outstanding at March 31, 2023 (1)	$1,182,602		$741,380

Aggregated intrinsic value of options exercisable at March 31, 2023 (1)	$1,214,210		$812,293

(1)	The Company used a stock price of $6.23 as of March 31, 2023 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three month periods ended March 31, 2024 and 2023 was nil and $176,935, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

5)	Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $889 and $742 has been recognized under these plans for each of the three month periods ended March 31, 2024 and 2023, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of March 31, 2024, the total unrecognized compensation expense related to the RSUs issued was $2,375, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the three month period ended March 31, 2024 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	2,245	$7.72
Granted	-
Vested	(405)
Non-vested at March 31, 2024	1,840	$7.99

Available RSUs for future grant	16,540

Activity of the RSUs during the three month period ended March 31, 2023 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	1,620	$6.48
Granted	-
Vested	-
Non-vested at March 31, 2023	1,620	$6.48

Available RSUs for future grant	18,380

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net earnings	$7,474,522	$1,240,172
Denominator:
Basic weighted-average shares outstanding	22,219,490	22,129,713
Effect of dilutive securities:
Employee stock options	726,352	558,060

Diluted weighted-average shares outstanding	22,945,842	22,687,773

Basic net earnings per share	$0.34	$0.06

Diluted net earnings per share	$0.33	$0.05

For the three month periods ended March 31, 2024 and 2023, there were 467,125 and 730,270 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2022	18,758,031	2,889,859

Stock dividends	48,046	-
Conversion of Class C to Class A	936	(936)

Outstanding shares at March 31, 2023	18,807,013	2,888,923

Outstanding shares at December 31, 2023	20,048,002	2,971,854

Exercise of stock options	-	-
Vesting of restricted stock units	405	-
Conversion of Class C to Class A	174	(174)

Outstanding shares at March 31, 2024	20,048,581	2,971,680

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the Form 10-K for the year ended December 31, 2023. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

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

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
March 31, 2024
Revenues from external customers	$49,970,635	$8,787,578	$22,429,985	$-	$81,188,198
Intersegment revenues	1,379,575	84,768	146,606	(1,610,949)	-
Segment profit (loss) before income taxes	8,529,509	3,053,421	(1,963,619)	-	9,619,311

Identifiable Assets	$1,341,500,414	$99,346,510	$94,563,032	$(94,161,443)	$1,441,248,513
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,344,265,984	$101,834,723	$94,563,032	$(94,161,443)	$1,446,502,296

For the Three Months Ended
March 31, 2023
Revenues from external customers	$45,415,297	$7,198,396	$26,887,041	$-	$79,500,734
Intersegment revenues	1,510,028	83,836	123,699	(1,717,563)	-
Segment profit (loss) before income taxes	3,683,735	1,784,592	(3,883,439)	-	1,584,888

Identifiable Assets	$1,308,954,075	$87,354,333	$152,745,312	$(111,225,073)	$1,437,828,647
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,311,719,645	$89,842,546	$152,745,312	$(111,225,073)	$1,443,082,430

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

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

March 31, 2024 (Unaudited)

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

March 31, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of March 31, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$375,833,407	$-	$374,601,220	$1,232,187
Equity securities	15,161,999	15,161,999	-	-
Loans held for sale	112,678,958	-	-	112,678,958
Restricted assets (1)	1,804,614	-	1,804,614	-
Restricted assets (2)	8,278,612	8,278,612	-	-
Cemetery perpetual care trust investments (1)	640,779	-	640,779	-
Cemetery perpetual care trust investments (2)	4,576,289	4,576,289	-	-
Derivatives - loan commitments (3)	5,454,295	-	-	5,454,295
Total assets accounted for at fair value on a recurring basis	$524,428,953	$28,016,900	$377,046,613	$119,365,440

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(3,309,255)	-	-	(3,309,255)
Total liabilities accounted for at fair value on a recurring basis	$(3,309,255)	$-	$-	$(3,309,255)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of December 31, 2023:

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

March 31, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	March 31, 2024	Technique	Input(s)	Value	Value	Average
Loans held for sale	$112,678,958	Market approach	Investor contract pricing as a percentage of unpaid principal balance	70.0%	108.0%	99.0%

Derivatives - loan commitments (net)	2,145,040	Market approach	Pull-through rate	65.0%	100.0%	85.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	133 bps	38 bps

Fixed maturity securities available for sale	1,232,187	Broker quotes	Pricing quotes	$98.40	$102.46	$99.86

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	December 31, 2023	Technique	Input(s)	Value	Value	Average
Loans held for sale	$126,549,190	Market approach	Investor contract pricing as a percentage of unpaid principal balance	70.0%	121.0%	100.0%

Derivatives - loan commitments (net)	1,583,262	Market approach	Pull-through rate	70.0%	99.0%	86.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	119 bps	49 bps

Fixed maturity securities available for sale	1,238,656	Broker quotes	Pricing quotes	$98.40	$102.46	$99.86

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended March 31, 2024:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2023	$1,583,262		$126,549,190	$1,238,656
Originations and purchases	-		465,605,114	-
Sales, maturities and paydowns	-		(486,050,938)	-
Transfer to mortgage loans held for investment	-		(1,867,552)	-
Foreclosed into real estate held for sale	-		(858,977)	-
Total gains (losses):
Included in earnings	561,778	(1)	9,302,121 (1)	-	(2)
Included in other comprehensive income	-		-	(6,469)

Balance - March 31, 2024	$2,145,040		$112,678,958	$1,232,187

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended March 31, 2023:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2022	$2,706,877		$141,179,620		$1,435,519
Originations and purchases	-		531,867,796		-
Sales, maturities and paydowns	-		(511,909,942)		-
Total gains (losses):
Included in earnings	677,952	(1)	11,877,930	(1)	-	(2)
Included in other comprehensive income	-		-		-

Balance - March 31, 2023	$3,384,829		$173,015,404		$1,435,519

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and as of December 31, 2023.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of March 31, 2024 and December 31, 2023.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2024:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$103,574,492	$-	$-	$100,743,889	$100,743,889
Residential construction	99,150,788	-	-	99,150,788	99,150,788
Commercial	65,911,504	-	-	65,471,144	65,471,144
Mortgage loans held for investment, net	$268,636,784	$-	$-	$265,365,821	$265,365,821
Policy loans	13,248,999	-	-	13,248,999	13,248,999
Insurance assignments, net (1)	45,123,053	-	-	45,123,053	45,123,053
Restricted assets (2)	183,574	-	-	183,574	183,574
Cemetery perpetual care trust investments (2)	123,353	-	-	123,353	123,353
Mortgage servicing rights, net	3,318,155	-	-	4,767,315	4,767,315

Liabilities
Bank and other loans payable	$(104,335,116)	$-	$-	$(85,370,689)	$(85,370,689)
Policyholder account balances (3)	(38,923,981)	-	-	(46,252,703)	(46,252,703)
Future policy benefits - annuities (3)	(106,089,620)	-	-	(100,231,984)	(100,231,984)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

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

March 31, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Bank and Other Loans Payable: The carrying amounts reported in the accompanying condensed consolidated balance sheet for warehouse lines of credit approximate their fair values due to their relatively short-term maturities and variable interest rates. The estimated fair value for bank loans collateralized by real estate is determined by estimating future cash flows of payments and discounting them using current market rates.

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

March 31, 2024 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments:

		March 31, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$229,458,247	$5,454,295	$3,309,255	$161,832,250	$4,995,486	$3,412,224
Total		$229,458,247	$5,454,295	$3,309,255	$161,832,250	$4,995,486	$3,412,224

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount Gain
		Three Months Ended March 31,
Derivative	Classification	2024	2023
Loan commitments	Mortgage fee income	$561,778	$677,952

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

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

The agreements for the warehouse lines of credit include cross default provisions where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of March 31, 2024, the Company was not in compliance with the net income covenant of the warehouse lines of credit and its operating cash flow covenant for its standby letter of credit with its primary bank. SecurityNational Mortgage has received or is in the process of receiving waivers under the warehouse lines of credit from the warehouse banks. In the unlikely event the Company is required to repay the outstanding advances of approximately $6,963,000 on the warehouse line of credit that has not provided a covenant waiver, the Company has sufficient cash and borrowing capacity on the warehouse lines of credit that have provided covenant waivers to fund its origination activities. The Company has performed an internal analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

10)	Reinsurance, Commitments and Contingencies (Continued)

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company has debt covenants on its revolving lines of credit and is required to comply with minimum operating cash flow ratios and minimum net worth for each of its business segments. The Company also has debt covenants for one of its loans on real estate for a minimum consolidated operating cash flow ratio, minimum liquidity, and consolidated net worth. In addition to these financial debt covenants, the company is required to provide segment specific financial statements and building specific financial statements on all bank loans. As of March 31, 2024, the Company was in compliance with all these debt covenants.

Other Contingencies and Commitments

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of March 31, 2024, the Company’s commitments were approximately $146,572,000 for these loans, of which $100,056,000 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

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

The Company is a defendant in various other legal actions arising from the normal conduct of business. The Company believes that none of the actions, if adversely determined, will have a material effect on the Company’s financial position or results of operations. Based on the Company’s assessment and legal counsel’s analysis concerning the likelihood of unfavorable outcomes, no amounts have been accrued for the above claims in the consolidated financial statements. The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

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

The following table presents the MSR activity:

	As of March 31, 2024	As of December 31, 2023
Amortized cost:
Balance before valuation allowance at beginning of year	$3,461,146	$3,039,765
MSR additions resulting from loan sales (1)	9,079	1,009,312
Amortization (2)	(152,070)	(587,931)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$3,318,155	$3,461,146

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$3,318,155	$3,461,146

Estimated fair value of MSRs at end of period	$4,767,315	$4,543,657

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

11)	Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its March 31, 2024 valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2024	653,250
2025	520,903
2026	423,297
2027	338,297
2028	271,136
Thereafter	1,111,272
Total	$3,318,155

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended March 31,
	2024	2023
Contractual servicing fees	$256,662	$410,400
Late fees	23,208	49,313
Total	$279,870	$459,713

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of March 31, 2024	As of December 31, 2023
Servicing UPB	$405,409,197	$414,147,436

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2024	9.00	8.12	12.07
December 31, 2023	9.70	7.79	11.85

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

12) Income Taxes

The Company’s overall effective tax rate for the three month periods ended March 31, 2024 and 2023 was 22.3% and 21.8%, respectively, which resulted in a provision for income taxes of $2,144,789 and $344,716, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state income taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The increase in the effective tax rate when compared to the prior year was primarily due to the Company’s state income tax provision.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

13)	Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2024)	$6,321,573	$-	$18,237,246
Closing (March 31, 2024)	5,896,842	-	18,501,474
Increase/(decrease)	(424,731)	-	264,228

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2023)	$5,392,779	$-	$16,226,836
Closing (December 31, 2023)	6,321,573	-	18,237,246
Increase/(decrease)	928,794	-	2,010,410

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three month periods ended March 31, 2024 and 2023 was $1,506,114 and $1,119,898, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts:

	Three Months Ended March 31,
	2024	2023
Major goods/service lines
At-need	$5,410,300	$5,154,036
Pre-need	1,538,191	1,317,393
	$6,948,491	$6,471,429

Timing of Revenue Recognition
Goods transferred at a point in time	$4,190,222	$4,029,666
Services transferred at a point in time	2,758,269	2,441,763
	$6,948,491	$6,471,429

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

13)	Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net mortuary and cemetery sales	$6,948,491	$6,471,429
Gains on investments and other assets	582,162	53,931
Net investment income	1,084,192	601,491
Other revenues	172,733	71,545
Revenues from external customers	8,787,578	7,198,396

14) Receivables

Receivables consist of the following:

	As of March 31, 2024	As of December 31, 2023
Contracts with customers	$5,896,842	$6,321,573
Receivables from sales agents	3,579,468	3,252,840
Other	9,154,789	7,658,789
Total receivables	18,631,099	17,233,202
Allowance for credit losses	(1,755,553)	(1,897,887)
Net receivables	$16,875,546	$15,335,315

The Company records an allowance for credit losses for its receivables in accordance with GAAP. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses:

Three Months Ended
Beginning balance - January 1, 2024	$1,897,887
Change in provision for credit losses (1)	(118,497)
Charge-offs	(23,837)
Ending balance - March 31, 2024	$1,755,553

Three Months Ended
Beginning balance - January 1, 2023	$2,229,791
Change in provision for credit losses (1)	(318,664)
Charge-offs	(44,003)
Ending balance - March 31, 2023	$1,867,124

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

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

The components of the cemetery perpetual care investments and obligation as of March 31, 2024, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$478,900	$458	$(786)	$-	$478,572
Obligations of states and political subdivisions	168,209	-	(6,002)	-	162,207
Total fixed maturity securities available for sale	$647,109	$458	$(6,788)	$-	$640,779

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,657,164	$1,066,760	$(147,635)		$4,576,289
Total equity securities at estimated fair value	$3,657,164	$1,066,760	$(147,635)		$4,576,289

Mortgage loans held for investment at amortized cost:
Residential construction	$123,600
Less: Allowance for credit losses	(247)
Total mortgage loans held for investment	$123,353

Accrued investment income	$6,968

Cash and cash equivalents	$3,021,586

Total cemetery perpetual care trust investments	$8,368,975

Cemetery perpetual care obligation	$(5,384,115)

Trust investments in excess of trust obligations	$2,984,860

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

The components of the cemetery perpetual care investments and obligation as of December 31, 2023, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$477,797	$302	$(574)	$477,525
Obligations of states and political subdivisions	115,792	-	(5,114)	110,678
Corporate securities including public utilities	53,672	-	(171)	53,501
Total fixed maturity securities available for sale	$647,261	$302	$(5,859)	$641,704

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,614,392	$859,680	$(146,771)	$4,327,301
Total equity securities at estimated fair value	$3,614,392	$859,680	$(146,771)	$4,327,301

Mortgage loans held for investment at amortized cost:
Residential construction	$247,360
Less: Allowance for credit losses	(495)
Total mortgage loans held for investment	$246,865

Cash and cash equivalents	$2,867,047

Total cemetery perpetual care trust investments	$8,082,917

Cemetery perpetual care obligation	$(5,326,196)

Trust investments in excess of trust obligations	$2,756,721

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2024 and December 31, 2023. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
March 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$786	$143,234	$-	$-	$786	$143,234
Obligations of states and political subdivisions	-	-	6,002	162,207	6,002	162,207
Totals	$786	$143,234	$6,002	$162,207	$6,788	$305,441

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$574	$143,448	$-	$-	$574	$143,448
Obligations of states and political subdivisions	-	-	5,114	110,678	5,114	110,678
Corporate securities including public utilities	-		171	53,501	171	53,501
Totals	$574	$143,448	$5,285	$164,179	$5,859	$307,627

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of four securities with fair values aggregating 97.8% of the aggregate amortized cost as of March 31, 2024. Relevant holdings were comprised of four securities with fair values aggregating 98.1% of aggregate amortized cost as of December 31, 2023. No credit losses have been recognized for the three month periods ended March 31, 2024 and 2023, since the increase in unrealized losses is primarily a result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of March 31, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$334,878	$335,336
Due in 2-5 years	258,559	252,489
Due in 5-10 years	-	-
Due in more than 10 years	53,672	52,954
Total	$647,109	$640,779

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Restricted assets as of March 31, 2024, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$932,737	$5,273	$(1,370)	$-	$936,640
Obligations of states and political subdivisions	555,848	12	(8,102)	-	547,758
Corporate securities including public utilities	324,253	18	(4,055)	-	320,216
Total fixed maturity securities available for sale	$1,812,838	$5,303	$(13,527)	$-	$1,804,614

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$7,023,615	$1,506,405	$(251,408)		$8,278,612
Total equity securities at estimated fair value	$7,023,615	$1,506,405	$(251,408)		$8,278,612

Mortgage loans held for investment at amortized cost:
Residential construction	$183,942
Less: Allowance for credit losses	(368)
Total mortgage loans held for investment	$183,574

Accrued investment income	$13,377

Cash and cash equivalents (1)	$10,598,384

Total restricted assets	$20,878,561

(1)	Including cash and cash equivalents of $6,925,987 for the life insurance and mortgage segments.

Restricted assets as of December 31, 2023, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$932,737	$1,433	$(1,000)	$933,170
Obligations of states and political subdivisions	652,770	305	(4,542)	648,533
Corporate securities including public utilities	274,688	209	(2,740)	272,157
Total fixed maturity securities available for sale	$1,860,195	$1,947	$(8,282)	$1,853,860

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$6,516,044	$1,117,155	$(247,996)	$7,385,203
Total equity securities at estimated fair value	$6,516,044	$1,117,155	$(247,996)	$7,385,203

Mortgage loans held for investment at amortized cost:
Residential construction	$676,572
Less: Allowance for credit losses	(1,353)
Total mortgage loans held for investment	$675,219

Cash and cash equivalents (1)	$10,114,694

Total restricted assets	$20,028,976

(1)	Including cash and cash equivalents of $6,930,930 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2024 and December 31, 2023. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
March 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$1,370	$249,507	$-	$-	$1,370	$249,507
Obligations of states and political subdivisions	4,206	335,100	3,896	187,645	8,102	522,745
Corporate securities including public utilities	684	75,757	3,371	219,442	4,055	295,199
Totals	$6,260	$660,364	$7,267	$407,087	$13,527	$1,067,451

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$1,000	$249,877	$-	$-	$1,000	$249,877
Obligations of states and political subdivisions	-	-	4,542	451,985	4,542	451,985
Corporate securities including public utilities	-	-	2,740	221,334	2,740	221,334
Totals	$1,000	$249,877	$7,282	$673,319	$8,282	$923,196

Relevant holdings were comprised of 15 securities with fair values aggregating 98.7% of the aggregate amortized cost as of March 31, 2024. Relevant holdings were comprised of 12 securities with fair values aggregating 99.1% of the aggregate amortized cost as of December 31, 2023. No credit losses have been recognized for the three month periods ended March 31, 2024 and 2023, since the increase in unrealized losses is primarily a result of increases in interest. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of March 31, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$681,860	$687,133
Due in 2-5 years	461,092	455,800
Due in 5-10 years	102,422	101,308
Due in more than 10 years	567,464	560,373
Total	$1,812,838	$1,804,614

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2024 (Unaudited)

16) Accumulated Other Comprehensive Income (loss)

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023

Unrealized gains (losses) on fixed maturity securities available for sale	$(1,035,099)	$5,436,929
Amounts reclassified into net earnings	(96,551)	(218,900)
Net unrealized gains (losses) before taxes	(1,131,650)	5,218,029
Tax (expense) benefit	238,552	(1,095,787)
Net	(893,098)	4,122,242
Unrealized gains (losses) on restricted assets (1)	(1,890)	4,133
Tax (expense) benefit	471	(1,029)
Net	(1,419)	3,104
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(774)	2,926
Tax (expense) benefit	193	(714)
Net	(581)	2,212
Other comprehensive income (loss) changes	$(895,098)	$4,127,558

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of March 31, 2024:

	Beginning Balance December 31, 2023	Change for the period	Ending Balance March 31, 2024
Unrealized losses on fixed maturity securities available for sale	$(6,876,629)	$(893,098)	$(7,769,727)
Unrealized losses on restricted assets (1)	(4,757)	(1,419)	(6,176)
Unrealized losses on cemetery perpetual care trust investments (1)	(4,172)	(581)	(4,753)
Other comprehensive loss	$(6,885,558)	$(895,098)	$(7,780,656)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2023:

	Beginning Balance December 31, 2022	Change for the period	Ending Balance December 31, 2023
Unrealized gains (losses) on fixed maturity securities available for sale	$(13,050,767)	$6,174,138	$(6,876,629)
Unrealized gains (losses) on restricted assets (1)	(13,148)	8,391	(4,757)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(6,362)	2,190	(4,172)
Other comprehensive income (loss)	$(13,070,277)	$6,184,719	$(6,885,558)

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

The following table shows the condensed financial results of the insurance operations for the three month periods ended March 31, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2024	2023	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$29,852	$27,968	7%
Mortgage fee income	-	44	(100)%
Net investment income	18,612	16,755	11%
Gains on investments and other assets	1,088	57	1809%
Other	418	591	(29)%
Total	$49,970	$45,415	10%
Intersegment revenue	$1,380	$1,510	(9)%
Earnings before income taxes	$8,530	$3,684	132%

Profitability for the three month period ended March 31, 2024 increased due to (a) a $1,884,000 increase in insurance premiums and other considerations, (b) a $1,857,000 increase in net investment income, (c) a $1,031,000 increase in gains on investments and other assets, (d) a $882,000 decrease in death, surrenders and other policy benefits, (e) a $481,000 decrease in selling, general and administrative expenses, (f) a $254,000 decrease in amortization of deferred policy acquisition costs, and (g) a $119,000 decrease in interest expense, which were partially offset by (i) a $1,291,000 increase in future policy benefits, (ii) a $173,000 decrease in other revenues, (iii) a $130,000 decrease in intersegment revenue, (iv) a $44,000 decrease in mortgage fee income, and (v) a $24,000 increase in intersegment interest expense and other expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three month periods ended March 31, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2024	2023	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$3,414	$3,275	4%
Cemetery revenues	3,534	3,196	11%
Net investment income	1,084	601	80%
Gains on investments and other assets	582	54	978%
Other	173	72	140%
Total	$8,787	$7,198	22%
Earnings before income taxes	$3,053	$1,785	71%

Profitability in the three month period ended March 31, 2024 increased due to (a) a $528,000 increase in gains on investments and other assets, (b) a $483,000 increase in net investment income, (c) a $221,000 increase in cemetery pre-need sales, (d) a $139,000 increase in mortuary at-need sales, (e) a $117,000 increase in cemetery at-need sales, and (f) a $101,000 increase in other revenues, a (g) a $5,000 decrease in intersegment interest expense and other expenses, and (h) a $1,000 increase in intersegment revenues, which were partially offset by (i) a $124,000 increase in selling, general and administrative expenses, (ii) a $114,000 increase in amortization of deferred policy acquisition costs, and (iii) an $88,000 increase in cost of goods and services sold.

Mortgage Operations

The Company’s wholly owned subsidiary, SecurityNational Mortgage, is a mortgage lender incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originate mortgages loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage originates and refinances mortgage loans on a retail basis. Mortgage loans originated or refinanced by the SecurityNational Mortgage are funded through loan purchase agreements with Security National Life, Kilpatrick Life and unaffiliated financial institutions.

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 0.19% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

Mortgage rates have followed the US Treasury yields up in response to the increase inflation and the expectation that the Federal Reserve will continue to raise rates in the near term. As expected, the rapid increase in mortgage rates has resulted in a decrease in loan originations classified as ‘refinance.’ Higher mortgage rates have also had a negative effect on loan originations classified as ‘purchases,’ although not as significant as those in the refinance classification.

For the three month periods ended March 31, 2024 and 2023, SecurityNational Mortgage originated 1,486 loans ($465,605,000 total volume) and 1,702 loans ($531,868,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three month periods ended March 31, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2024	2023	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$14,731	$17,917	(18)%
Income from loan originations	6,840	6,555	4%
Change in fair value of loans held for sale	(301)	795	(138)%
Change in fair value of loan commitments	562	678	(17)%
Net investment income	250	418	(40)%
Losses on investments and other assets	(1)	-	(100)%
Other	349	524	(33)%
Total	$22,430	$26,887	(17)%
Loss before income taxes	$(1,964)	$(3,883)	(49)%

Profitability for the three month period ended March 31, 2024 increased due to (a) a $2,755,000 decrease in personnel expenses, (b) a $1,303,000 decrease in other expenses, (c) a $896,000 decrease in commissions, (d) a $393,000 decrease in costs related to funding mortgage loans, (e) a $382,000 decrease in rent and rent related expenses, (f) a $307,000 decrease in interest expense, (g) a $285,000 increase in income from loan originations, (h) a $176,000 decrease in advertising expenses, (i) a $125,000 decrease in intersegment interest expense and other expenses, (j) a $23,000 increase in intersegment revenues, and (k) a $17,000 decrease in depreciation on property and equipment, which were partially offset by (i) a $3,186,000 decrease in secondary gains from investors, (ii) a $1,096,000 decrease in the fair value of loans held for sale, (iii) a $175,000 decrease in other revenues, (iv) a $168,000 decrease in net investment income, and (v) a $116,000 decrease in the fair value of loan commitments.

Consolidated Results of Operations

Three month period ended March 31, 2024, Compared to Three month period ended March 31, 2023

Total revenues increased by $1,687,000, or 2.1%, to $81,188,000 for the three month period ended March 31, 2024, from $79,501,000 for the comparable period in 2023. Contributing to this increase in total revenues was a $2,172,000 increase in net investment income, a $1,885,000 increase in insurance premiums and other considerations, a $1,558,000 increase in gains on investments and other assets, and a $477,000 increase in net mortuary and cemetery sales, which were partially offset by a $247,000 decrease in other revenues and a $4,157,000 decrease in mortgage fee income.

Mortgage fee income decreased by $4,157,000, or 16.0%, to $21,832,000, for the three month period ended March 31, 2024, from $25,989,000 for the comparable period in 2023. This decrease was primarily due to a $3,230,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market due to the decline in origination activity because of increasing interest rates, a $1,096,000 decrease in the fair value of loans held for sale, and a $116,000 decrease in the fair value of loan commitments, which was partially offset by a $285,000 increase in loan fees and interest income net of a decrease in the provision for loan loss reserve.

Insurance premiums and other considerations increased by $1,885,000, or 6.7%, to $29,852,000 for the three month period ended March 31, 2024, from $27,967,000 for the comparable period in 2023. This increase was primarily due to an increase of $1,645,000 in first year premiums and an increase of $240,000 in renewal premiums.

Net investment income increased by $2,172,000, or 12.2%, to $19,947,000 for the three month period ended March 31, 2024, from $17,775,000 for the comparable period in 2023. This increase was primarily attributable to a $903,000 increase in interest on cash and cash equivalents, $391,000 increase in fixed maturity securities income, a $326,000 increase in mortgage loan interest, a $308,000 increase in insurance assignment income, a $150,000 increase in real estate income, a $101,000 increase in policy loan interest, a $70,000 increase in other investment income, and a $28,000 increase in equity securities income, which were partially offset by a $105,000 increase in investment expenses.

Net mortuary and cemetery sales increased by $477,000, or 7.4%, to $6,948,000 for the three month period ended March 31, 2024, from $6,471,000 for the comparable period in 2023. This increase was primarily due to a $221,000 increase in cemetery pre-need sales, a $139,000 increase in mortuary at-need sales, and a $117,000 increase in cemetery at-need sales.

Gains on investments and other assets increased by $1,558,000, or 1401.9%, to $1,669,000 for the three month period ended March 31, 2024, from $111,000 for the comparable period in 2023. This increase in gains on investments and other assets was primarily due to a $1,203,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities, a $250,000 increase in gains on real estate, and a $122,000 increase in gains on fixed maturity securities, which were partially offset by a $17,000 decrease in gains on other assets mostly attributable to the Company discontinuing its use of call and put option derivatives in the first quarter of 2023.

Other revenues decreased by $247,000, or 20.8%, to $940,000 for the three month period ended March 31, 2024, from $1,187,000 for the comparable period in 2023. This decrease was primarily attributable to a decrease of $180,000 in servicing fee revenue due to a decrease in the retention of mortgage servicing rights.

Total benefits and expenses were $71,569,000, or 88.2% of total revenues, for the three month period ended March 31, 2024, as compared to $77,916,000, or 98.0% of total revenues, for the comparable period in 2023.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $409,000 or 1.6%, to $26,275,000 for the three month period ended March 31, 2024, from $25,866,000 for the comparable period in 2023. This increase was primarily the result of a $1,291,000 increase in future policy benefits and an $83,000 increase in surrender and other policy benefits, which were partially offset by a $965,000 decrease in death benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $140,000, or 2.9%, to $4,744,000 for the three month period ended March 31, 2024, from $4,884,000 for the comparable period in 2023. This decrease was primarily due to increased payment consistency from premium-paying products.

Selling, general and administrative expenses decreased by $6,279,000, or 14.1%, to $38,248,000 for the three month period ended March 31, 2024, from $44,527,000 for the comparable period in 2023. This decrease was primarily the result of a $2,107,000 decrease in personnel expenses, a $1,692,000 decrease in commissions, a $1,495,000 decrease in other expenses, a $393,000 decrease in costs related to funding mortgage loans, a $376,000 decrease in rent and rent related expenses, and a $216,000 decrease in advertising expense.

Interest expense decreased by $426,000, or 29.3%, to $1,027,000 for the three month period ended March 31, 2024, from $1,453,000 for the comparable period in 2023. This decrease was primarily due to a decrease of $307,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and a decrease of $119,000 in interest expense on bank loans.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees from mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses. As of March 31, 2024, the Company’s subsidiary SecurityNational Mortgage was not in compliance with the net income covenants under its Warehouse Lines of Credit and has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event SecurityNational Mortgage is required to repay the outstanding advances of approximately $6,963,000 on the Warehouse Line of Credit that has not provided a covenant waiver, SecurityNational Mortgage has sufficient cash and borrowing capacity on the Warehouse Lines of Credit that have provided covenant waivers to fund its origination activities. The Company has done an internal analysis of the funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During the three month periods ended March 31, 2024 and 2023, the Company’s operations provided cash of approximately $25,077,000 and used cash of approximately $16,074,000, respectively. The increase in cash provided by operations was due primarily to increased proceeds from the sale of mortgage loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $360,314,000 (at estimated fair value) and $362,663,000 (at estimated fair value) as of March 31, 2024 and December 31, 2023, respectively. This represented 38.5% and 38.7% of the total investments of the Company as of March 31, 2024 and December 31, 2023, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. As of March 31, 2024, 1.9% (or $7,042,000) and as of December 31, 2023, 1.8% (or $6,954,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of March 31, 2024 and December 31, 2023, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $424,439,000 as of March 31, 2024, as compared to $418,450,000 as of December 31, 2023. This increase was primarily due to an increase of $7,209,000 in stockholders’ equity as partially offset by a decrease of $1,220,000 in bank loans and other loans payable. Stockholders’ equity as a percent of total capitalization was 75.4% and 74.8% as of March 31, 2024 and December 31, 2023, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2023 was 4.4% as compared to a lapse rate of 4.3% for 2022. The 2024 lapse rate to date has been approximately the same as 2023.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $110,239,000 and $107,385,000 as of March 31, 2024, and December 31, 2023, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2024, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On April 15, 2024 the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock, with purchases to commence no sooner than May 15, 2024. The agreement is subject to the daily time, price and volume conditions of Rule 10b-18. The agreement expires on December 31, 2024.

The following table shows the Company’s repurchase activity during the three month period ended March 31, 2024 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
1/1/2024-1/31/2024	-	$-	-	318,043
2/1/2024-2/29/2024	-	-	-	318,043
3/1/2024-3/31/2024	-	-	-	318,043

Total	-	$-	-	318,043

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: May 14, 2024	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2024	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

