Form 10-Q
period 2024-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2024-08-14
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

As of August 6, 2024, the registrant had 21,099,277 shares of Class A Common Stock, $2.00 par value, outstanding and 3,120,166 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2024

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. Financial Statements.

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $360,599,601 and $390,884,441 for 2024 and 2023, respectively; net of allowance for credit losses of $394,260 and $314,549 for 2024 and 2023, respectively)	$349,358,027	$381,535,986
Equity securities at estimated fair value (cost of $11,266,705 and $10,571,505 for 2024 and 2023, respectively)	15,019,179	13,636,071
Mortgage loans held for investment (net of allowance for credit losses of $2,853,852 and $3,818,653 for 2024 and 2023, respectively)	284,343,531	275,616,837
Real estate held for investment (net of accumulated depreciation of $28,582,113 and $29,307,791 for 2024 and 2023, respectively)	188,320,653	183,419,292
Real estate held for sale	1,010,530	3,028,973
Other investments and policy loans (net of allowance for credit losses of $1,535,324 and $1,553,836 for 2024 and 2023, respectively)	72,520,587	69,404,617
Accrued investment income	8,838,006	10,170,790
Total investments	919,410,513	936,812,566
Cash and cash equivalents	143,632,984	126,941,658
Loans held for sale at estimated fair value	150,196,416	126,549,190
Receivables (net of allowance for credit losses of $1,770,911 and $1,897,887 for 2024 and 2023, respectively)	13,962,320	15,335,315
Restricted assets (including $10,107,237 and $9,239,063 for 2024 and 2023 respectively, at estimated fair value)	22,600,416	20,028,976
Cemetery perpetual care trust investments (including $5,197,829 and $4,969,005 for 2024 and 2023, respectively, at estimated fair value)	8,452,082	8,082,917
Receivable from reinsurers	14,443,938	14,857,059
Cemetery land and improvements	9,546,015	9,163,691
Deferred policy and pre-need contract acquisition costs	119,038,952	116,351,067
Mortgage servicing rights, net	3,172,109	3,461,146
Property and equipment, net	18,048,120	19,175,099
Value of business acquired	8,076,263	8,467,613
Goodwill	5,253,783	5,253,783
Other	24,890,610	20,072,195

Total Assets	$1,460,724,521	$1,430,552,275

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2024 (Unaudited)	December 31, 2023
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$931,047,632	$916,038,616
Unearned premium reserve	2,441,180	2,543,822
Bank and other loans payable	103,540,666	105,555,137
Deferred pre-need cemetery and mortuary contract revenues	18,917,596	18,237,246
Cemetery perpetual care obligation	5,487,676	5,326,196
Accounts payable	3,295,434	2,936,968
Other liabilities and accrued expenses	55,612,594	53,266,090
Income taxes	14,615,750	13,752,981
Total liabilities	1,134,958,528	1,117,657,056

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 21,085,936 shares issued and outstanding as of June 30, 2024 and 20,048,002 shares issued and outstanding as of December 31, 2023	42,171,872	40,096,004
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,120,166 shares issued and outstanding as of June 30, 2024 and 2,971,854 shares issued and outstanding as of December 31, 2023	6,240,332	5,943,708
Additional paid-in capital	78,752,885	72,424,429
Accumulated other comprehensive loss, net of taxes	(8,297,785)	(6,885,558)
Retained earnings	213,570,620	206,978,373
Treasury stock at cost - 966,102 Class A shares and 37,503 Class C shares as of June 30, 2024; and 806,311 Class A shares and 35,717 Class C shares as of December 31, 2023	(6,671,931)	(5,661,737)

Total stockholders’ equity	325,765,993	312,895,219

Total Liabilities and Stockholders’ Equity	$1,460,724,521	$1,430,552,275

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Mortgage fee income	$29,619,516	$26,078,753	$51,451,186	$52,067,759
Insurance premiums and other considerations	29,960,558	28,813,299	59,812,651	56,780,591
Net investment income	18,044,808	20,171,974	37,991,376	37,946,857
Net mortuary and cemetery sales	7,768,947	7,168,714	14,717,438	13,640,143
Gains (losses) on investments and other assets	(377,239)	816,584	1,292,187	927,738
Other	774,746	796,835	1,714,696	1,983,805
Total revenues	85,791,336	83,846,159	166,979,534	163,346,893

Benefits and expenses:
Death benefits	14,070,165	15,455,305	29,783,918	32,133,671
Surrenders and other policy benefits	1,042,940	950,657	2,258,733	2,083,350
Increase in future policy benefits	9,212,937	8,499,804	18,558,824	16,554,743
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,301,389	4,251,321	9,045,302	9,134,902
Selling, general and administrative expenses:
Commissions	13,452,841	10,736,126	21,434,058	20,409,436
Personnel	20,802,576	20,508,415	40,657,711	42,470,927
Advertising	786,217	965,753	1,473,872	1,869,164
Rent and rent related	1,297,239	1,831,011	2,698,716	3,607,791
Depreciation on property and equipment	592,899	587,213	1,180,348	1,175,629
Costs related to funding mortgage loans	1,533,881	1,841,367	2,982,976	3,683,709
Other	6,999,384	7,403,409	13,285,294	15,183,944
Interest expense	1,073,816	1,414,802	2,101,290	2,868,135
Cost of goods and services sold-mortuaries and cemeteries	1,235,459	1,251,643	2,509,588	2,437,271
Total benefits and expenses	76,401,743	75,696,826	147,970,630	153,612,672

Earnings before income taxes	9,389,593	8,149,333	19,008,904	9,734,221
Income tax expense	(2,118,044)	(1,796,627)	(4,262,833)	(2,141,343)

Net earnings	$7,271,549	$6,352,706	$14,746,071	$7,592,878

Net earnings per Class A Equivalent common share (1)	$0.31	$0.27	$0.63	$0.33

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.30	$0.27	$0.62	$0.32

Weighted-average Class A equivalent common shares outstanding (1)	23,297,455	23,110,818	23,313,768	23,172,477

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	23,873,958	23,702,284	23,976,904	23,750,919

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$7,271,549	$6,352,706	$14,746,071	$7,592,878
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$(650,489)	(4,993,177)	(1,782,140)	224,852
Unrealized losses on restricted assets (1)	(1,694)	(6,189)	(3,583)	(2,056)
Unrealized losses on cemetery perpetual care trust investments (1)	(1,052)	(3,738)	(1,825)	(812)
Other comprehensive income (loss), before income tax	(653,235)	(5,003,104)	(1,787,548)	221,984
Income tax (expense) benefit	136,106	1,051,052	375,321	(46,478)
Other comprehensive income (loss), net of income tax	(517,129)	(3,952,052)	(1,412,227)	175,506
Comprehensive income	$6,754,420	$2,400,654	$13,333,844	$7,768,384

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2024
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2024	$40,096,004	$5,943,708	$72,424,429	$(6,885,558)	$206,978,373	$(5,661,737)	$312,895,219

Net earnings	-	-	-	-	7,474,522	-	7,474,522
Other comprehensive loss	-	-	-	(895,098)	-	-	(895,098)
Stock-based compensation expense	-	-	199,887	-	-	-	199,887
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	103,788	-	-	366,733	470,521
Purchase of treasury stock	-	-	-	-	-	(41,077)	(41,077)
Conversion Class C to Class A	348	(348)	-	-	-	-	-
March 31, 2024	$40,097,162	$5,943,360	$72,727,294	$(7,780,656)	$214,452,895	$(5,336,081)	$320,103,974

Net earnings	-	-	-	-	7,271,549	-	7,271,549
Other comprehensive loss	-	-	-	(517,129)	-	-	(517,129)
Stock-based compensation expense	-	-	184,066	-	-	-	184,066
Exercise of stock options	64,164	-	(17,982)	-	-	-	46,182
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	13,201	-	-	252,208	265,409
Purchase of treasury stock	-	-	-	-	-	(1,588,058)	(1,588,058)
Conversion Class C to Class A	184	(184)	-	-	-	-	-
Stock dividends	2,009,442	297,156	5,847,226	-	(8,153,824)	-	-
June 30, 2024	$42,171,872	$6,240,332	$78,752,885	$(8,297,785)	$213,570,620	$(6,671,931)	$325,765,993

	Six Months Ended June 30, 2023
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2023	$37,516,062	$5,779,718	$64,767,769	$(13,070,277)	$202,160,306	$(4,366,651)	$292,786,927

Adoption of ASU 2016-13	-	-	-	-	(671,506)	-	(671,506)
Net earnings	-	-	-	-	1,240,172	-	1,240,172
Other comprehensive income	-	-	-	4,127,558	-	-	4,127,558
Stock-based compensation expense	-	-	143,671	-	-	-	143,671
Exercise of stock options	96,092	-	(62,073)	-	-	-	34,019
Sale of treasury stock	-	-	(43,493)	-	-	620,651	577,158
Purchase of treasury stock	-	-	-	-	-	(1,204,357)	(1,204,357)
Conversion Class C to Class A	1,872	(1,872)	-	-	-	-	-
March 31, 2023	$37,614,026	$5,777,846	$64,805,874	$(8,942,719)	$202,728,972	$(4,950,357)	$297,033,642

Net earnings	-	-	-	-	6,352,706	-	6,352,706
Other comprehensive loss	-	-	-	(3,952,052)	-	-	(3,952,052)
Stock-based compensation expense	-	-	141,954	-	-	-	141,954
Exercise of stock options	159,284	-	(154,424)	-	-	-	4,860
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	(54,350)	-	-	623,056	568,706
Purchase of treasury stock	-	-	126,990	-	-	(1,514,049)	(1,387,059)
Conversion Class C to Class A	113,930	(113,930)	-	-	-	-	-
Stock dividends	1,899,350	283,188	6,820,431	-	(9,002,969)	-	-
June 30, 2023	$39,787,400	$5,947,104	$71,685,665	$(12,894,771)	$200,078,709	$(5,841,350)	$298,762,757

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net cash provided by operating activities	$8,104,137	$2,181,039

Cash flows from investing activities:
Purchases of fixed maturity securities	(34,437,326)	(28,549,767)
Sales, calls and maturities of fixed maturity securities	65,265,141	19,851,603
Purchases of equity securities	(2,658,514)	(5,949,902)
Sales of equity securities	1,996,963	5,430,156
Purchases of restricted assets	(1,116,336)	(1,148,199)
Sales, calls and maturities of restricted assets	483,871	64,746
Purchases of cemetery perpetual care trust investments	(49,443)	(355,152)
Sales, calls and maturities of perpetual care trust investments	122,773	91,504
Mortgage loans held for investment, other investments and policy loans made	(364,394,871)	(326,286,179)
Payments received for mortgage loans held for investment, other investments and policy loans	352,904,166	369,206,657
Purchases of property and equipment	(423,139)	(527,285)
Sales of property and equipment	377,521	10,973
Purchases of real estate	(27,823,031)	(3,971,593)
Sales of real estate	23,136,542	20,684,319
Net cash provided by investing activities	13,384,317	48,551,881

Cash flows from financing activities:
Investment contract receipts	6,775,570	6,103,142
Investment contract withdrawals	(7,864,720)	(7,663,735)
Proceeds from stock options exercised	46,182	38,879
Purchases of treasury stock	(1,629,135)	(2,591,416)
Repayment of bank loans	(939,619)	(68,658,021)
Proceeds from bank loans	-	66,000,000
Net change in warehouse line borrowings for loans held for sale	(1,114,584)	(55,805,126)
Net cash used in financing activities	(4,726,306)	(62,576,277)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	16,762,148	(11,843,357)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	139,923,399	133,483,817

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$156,685,547	$121,640,460

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,107,045	$3,056,099
Income taxes (net of refunds)	3,024,742	17,458,807

Non Cash Operating, Investing and Financing Activities:
Transfer of loans held for sale to mortgage loans held for investment	$1,867,552	$1,150,074
Right-of-use assets obtained in exchange for operating lease liabilities	1,130,610	139,095
Loans held for sale foreclosed into real estate held for sale	858,977	-
Benefit plans funded with treasury stock	735,930	1,145,864
Right-of-use assets obtained in exchange for finance lease liabilities	-	12,332
Transfer from mortgage loans held for investment to restricted assets	-	1,625,961
Transfer from mortgage loans held for investment to cemetery perpetual care trust investments	-	1,611,550

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$143,632,984	$110,285,941
Restricted assets	11,849,488	10,276,918
Cemetery perpetual care trust investments	1,203,075	1,077,601

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$156,685,547	$121,640,460

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

June 30, 2024 (Unaudited)

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

June 30, 2024 (Unaudited)

2) Recent Accounting Pronouncements (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments

The Company’s investments as of June 30, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$84,577,137	$92,975	$(961,257)	$-	$83,708,855

Obligations of states and political subdivisions	6,030,338	348	(289,225)	-	5,741,461

Corporate securities including public utilities	232,747,782	2,272,483	(7,783,014)	(382,211)	226,855,040

Mortgage-backed securities	36,994,344	260,021	(4,449,645)	(12,049)	32,792,671

Redeemable preferred stock	250,000	10,000	-	-	260,000

Total fixed maturity securities available for sale	$360,599,601	$2,635,827	$(13,483,141)	$(394,260)	$349,358,027

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,266,705	$4,219,352	$(466,878)		$15,019,179

Total equity securities at estimated fair value	$11,266,705	$4,219,352	$(466,878)		$15,019,179

Mortgage loans held for investment at amortized cost:
Residential	$103,667,890
Residential construction	112,571,713
Commercial	73,221,774
Less: Unamortized deferred loan fees, net	(1,952,616)
Less: Allowance for credit losses	(2,853,852)
Less: Net discounts	(311,378)

Total mortgage loans held for investment	$284,343,531

Real estate held for investment - net of accumulated depreciation:
Residential	$60,200,289
Commercial	128,120,364

Total real estate held for investment	$188,320,653

Real estate held for sale:
Residential	$858,977
Commercial	151,553

Total real estate held for sale	$1,010,530

Other investments and policy loans at amortized cost:
Policy loans	$13,472,198
Insurance assignments	48,406,690
Federal Home Loan Bank stock (2)	2,350,500
Other investments	9,826,523
Less: Allowance for credit losses for insurance assignments	(1,535,324)

Total other investments and policy loans	$72,520,587

Accrued investment income	$8,838,006

Total investments	$919,410,513

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $553,900 of Membership stock and $1,796,600 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

There were no investments, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of June 30, 2024, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2024 and December 31, 2023. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
June 30, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$112,212	$42,279,344	$849,045	$22,526,803	$961,257	$64,806,147
Obligations of states and political subdivisions	-	-	289,225	5,291,113	289,225	5,291,113
Corporate securities	593,138	31,797,535	7,189,876	117,820,419	7,783,014	149,617,954
Mortgage-backed securities	9,481	2,816,918	4,440,164	22,812,836	4,449,645	25,629,754
Totals	$714,831	$76,893,797	$12,768,310	$168,451,171	$13,483,141	$245,344,968

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$29,394	$9,436,090	$1,387,054	$70,885,403	$1,416,448	$80,321,493
Obligations of states and political subdivisions	11,105	470,325	308,155	5,284,498	319,260	5,754,823
Corporate securities	529,660	32,507,773	6,615,847	107,556,216	7,145,507	140,063,989
Mortgage-backed securities	29,799	2,260,445	4,673,106	22,184,174	4,702,905	24,444,619
Totals	$599,958	$44,674,633	$12,984,162	$205,910,291	$13,584,120	$250,584,924

Relevant holdings were comprised of 646 securities with fair values aggregating 94.8% of the aggregate amortized cost as of June 30, 2024. Relevant holdings were comprised of 606 securities with fair values aggregating 94.9% of the aggregate amortized cost as of December 31, 2023. Credit loss release of $16,289 and credit loss provision of $44,505 have been recognized for the three month periods ended June 30, 2024 and 2023, respectively. Credit loss provision of $79,711 and $224,005 have been recognized for the six month periods ended June 30, 2024 and 2023, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The NAIC assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 are considered investment grade while the NAIC Class 3 through 6 designations are considered non-investment grade. Based on the NAIC designations, the Company had 98.1% and 98.2% of its fixed maturity securities rated investment grade as of June 30, 2024 and December 31, 2023, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	June 30, 2024		December 31, 2023
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$188,735,664	$182,709,415	$221,933,425	$216,975,288
2	164,475,503	159,828,103	161,062,016	157,346,803
3	6,067,391	5,716,888	6,418,829	5,953,542
4	827,044	806,121	982,290	948,478
5	242,804	37,500	236,648	51,875
6	1,195	-	1,233	-
Total	$360,349,601	$349,098,027	$390,634,441	$381,275,986

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the three month periods ended June 30, 2024:

	Three Months Ended June 30, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - March 31, 2024	$-	$-	$398,500	$12,049	$410,549

Additions for credit losses not previously recorded	-	-	-	-	-
Change in allowance on securities with previous allowance	-	-	(16,289)	-	(16,289)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2024	$-	$-	$382,211	$12,049	$394,260

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

	Three Months Ended June 30, 2023
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - March 31, 2023	$-	$-	$179,500	$-	$179,500

Additions for credit losses not previously recorded	-	-	-	-	-
Change in allowance on securities with previous allowance	-	-	44,505	-	44,505
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2023	$-	$-	$224,005	$-	$224,005

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the six month periods ended June 30, 2024:

	Six Months Ended June 30, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - January 1, 2024	$-	$-	$308,500	$6,049	$314,549

Additions for credit losses not previously recorded	-	-	30,000	6,000	36,000
Change in allowance on securities with previous allowance	-	-	43,711	-	43,711
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2024	$-	$-	$382,211	$12,049	$394,260

	Six Months Ended June 30, 2023
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - January 1, 2023	$-	$-	$-	$-	$-

Additions for credit losses not previously recorded	-	-	179,500	-	179,500
Change in allowance on securities with previous allowance	-	-	44,505	-	44,505
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2023	$-	$-	$224,005	$-	$224,005

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of June 30, 2024, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$28,273,026	$28,077,221
Due in 2-5 years	127,055,688	124,443,548
Due in 5-10 years	102,523,947	101,192,513
Due in more than 10 years	65,502,596	62,592,074
Mortgage-backed securities	36,994,344	32,792,671
Redeemable preferred stock	250,000	260,000
Total	$360,599,601	$349,358,027

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$427,253	$-	$607,242	$955,610
Gross realized gains	24,031	-	24,334	11,257
Gross realized losses	(36,646)	-	(37,499)	(54,104)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of June 30, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$6,202,936	$6,206,650
Other investments	400,000	400,000
Cash and cash equivalents	1,424,707	1,909,215
Total assets on deposit	$8,027,643	$8,515,865

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of June 30, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$28,134,790	$27,903,952
Cash and cash equivalents	776,883	2,101,052
Total assets on deposit	$28,911,673	$30,005,004

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). Assets pledged as collateral with the FHLB are presented below. These pledged securities are used as collateral for any FHLB cash advances.

	As of June 30, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$58,645,012	$93,903,089
Total assets pledged as collateral	$58,645,012	$93,903,089

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

June 30, 2024 (Unaudited)

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

The Company currently owns and operates six commercial properties in two states. These properties include office buildings, flex office space, and the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company uses bank debt in strategic cases, primarily where it is anticipated to improve yields, or facilitate the acquisition of higher quality assets or asset class diversification.

The aggregated net book value of commercial real estate serving as collateral for bank loans was $121,972,571 and $124,381,467 as of June 30, 2024 and December 31, 2023, respectively. The associated bank loan carrying values totaled $96,911,932 and $97,807,614 as of June 30, 2024 and December 31, 2023, respectively.

During the three and six month periods ended June 30, 2024 and 2023, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended June 30, 2024 and 2023, the Company recorded depreciation expense on commercial real estate held for investment of $1,418,301 and $1,576,901, respectively, and of $2,946,094 and $3,142,828 during the six month periods ended June 30, 2024 and 2023, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Utah (1)	$128,101,446	$142,475,177	546,941	625,920
Louisiana	18,918	19,250	1,622	1,622

	$128,120,364	$142,494,427	548,563	627,542

(1)	Includes Center53

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Mississippi (1)	$151,553	$3,028,973	-	19,694

	$151,553	$3,028,973	-	19,694

(1)	Consists of approximately 93 acres of undeveloped land for $151,553 for 2024 and 2023. The remaining property for $2,877,420 was sold in February 2024 for a gain of approximately $250,000.

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

During the three and six month periods ended June 30, 2024 and 2023 the Company did not record any impairment losses on residential real estate held for sale or held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended June 30, 2024 and 2023, the Company recorded depreciation expense on residential real estate held for investment of $2,653 and $2,648, respectively, and $5,305 and $5,296 during the six month periods ended June 30, 2024 and 2023, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2024	December 31, 2023
Utah (1)	$60,200,289	$40,924,865
	$60,200,289	$40,924,865

(1)	Includes multiple residential subdivision development projects

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

The following table presents additional information regarding the Company’s residential subdivision development in Utah:

	June 30, 2024	December 31, 2023
Lots developed	50	42
Lots to be developed	1,293	1,145
Book Value	$60,019,930	$40,739,201

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2024	December 31, 2023
Utah	$858,977	$-
	$858,977	$-

The net book value of foreclosed residential real estate included in residential real estate held for sale was $858,977 and nil as of June 30, 2024 and December 31, 2023, respectively.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of June 30, 2024, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 Ascension Way, Floors 4, 5 and 6, Salt Lake City, UT - Center53 Building 2 (1)	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	221,000	50%
1818 Marshall Street, Shreveport, LA (2)	Life Insurance Operations	12,274	100%
812 Sheppard Street, Minden, LA (2) (3)	Life Insurance Sales	1,560	100%

(1)	Included in real estate held for investment on the condensed consolidated balance sheets
(2)	Included in property and equipment on the condensed consolidated balance sheets
(3)	Listed for sale

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and the loans are secured by real estate.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of June 30, 2024, the Company had 47%, 10%, 8%, 7% and 7%, of its mortgage loans from borrowers located in the states of Utah, Texas, Florida, California, and Arizona, respectively. As of December 31, 2023, the Company had 44%, 11%, 10%, 7% and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, and Arizona respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $274,000 and $237,000 as of June 30, 2024 and December 31, 2023, respectively.

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

June 30, 2024 (Unaudited)

3) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - March 31, 2024	$859,622	$1,862,495	$199,497	$2,921,614
Change in provision for credit losses	(10,299)	(83,109)	25,646	(67,762)
Charge-offs	-	-	-	-
Ending balance - June 30, 2024	$849,323	$1,779,386	$225,143	$2,853,852

Beginning balance - March 31, 2023	$758,131	$1,685,100	$292,188	$2,735,419
Change in provision for credit losses (2)	72,924	(95,240)	(49,543)	(71,859)
Charge-offs	-	-	-	-
Ending balance - June 30, 2023	$831,055	$1,589,860	$242,645	$2,663,560

	Six Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - January 1, 2024	$1,219,653	$2,390,894	$208,106	$3,818,653
Change in provision for credit losses (2)	(370,330)	(611,508)	17,037	(964,801)
Charge-offs	-	-	-	-
Ending balance - June 30, 2024	$849,323	$1,779,386	$225,143	$2,853,852

Beginning balance - January 1, 2023	$187,129	$1,739,980	$43,202	$1,970,311
Adoption of ASU 2016-13 (1)	555,807	(192,607)	301,830	665,030
Change in provision for credit losses (2)	88,119	42,487	(102,387)	28,219
Charge-offs	-	-	-	-
Ending balance - June 30, 2023	$831,055	$1,589,860	$242,645	$2,663,560

(1)	See Note 2 of the notes to the condensed consolidated financial statements
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
June 30, 2024
30-59 days past due	$2,150,000	$8,155,074	$-	$10,305,074
60-89 days past due	109,510	1,807,652	-	1,917,162
Over 90 days past due (1)	405,000	3,367,379	-	3,772,379
In process of foreclosure (1)	191,508	1,965,642	-	2,157,150
Total past due	2,856,018	15,295,747	-	18,151,765
Current	70,365,756	88,372,143	112,571,713	271,309,612
Total mortgage loans	73,221,774	103,667,890	112,571,713	289,461,377
Allowance for credit losses	(849,323)	(1,779,386)	(225,143)	(2,853,852)
Unamortized deferred loan fees, net	(119,303)	(1,195,913)	(637,400)	(1,952,616)
Unamortized discounts, net	(156,409)	(154,969)	-	(311,378)
Net mortgage loans held for investment	$72,096,739	$100,537,622	$111,709,170	$284,343,531

December 31, 2023
30-59 days past due	$-	$3,387,673	$-	$3,387,673
60-89 days past due	-	3,472,760	-	3,472,760
Over 90 days past due (1)	405,000	3,480,931	-	3,885,931
In process of foreclosure (1)	1,241,508	1,021,790	-	2,263,298
Total past due	1,646,508	11,363,154	-	13,009,662
Current	72,530,030	91,790,433	104,052,748	268,373,211
Total mortgage loans	74,176,538	103,153,587	104,052,748	281,382,873
Allowance for credit losses	(1,219,653)	(2,390,894)	(208,106)	(3,818,653)
Unamortized deferred loan fees, net	(172,989)	(1,135,491)	(314,746)	(1,623,226)
Unamortized discounts, net	(216,705)	(107,452)	-	(324,157)
Net mortgage loans held for investment	$72,567,191	$99,519,750	$103,529,896	$275,616,837

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing loan to value (“LTV”) and debt service coverage ratios (“DSCR”). Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Total	% of Total
LTV:
Less than 65%	$6,034,800	$33,954,450	$2,828,743	$3,033,422	$-	$9,271,857	$55,123,272	75.28%
65% to 80%	10,432,942	1,523,850	823,397	-	4,913,313	-	$17,693,502	24.16%
Greater than 80%	-	-	-	405,000	-	-	$405,000	0.55%

Total	$16,467,742	$35,478,300	$3,652,140	$3,438,422	$4,913,313	$9,271,857	$73,221,774	100.00%

DSCR
>1.20x	$16,034,800	$20,990,000	$1,000,000	$-	$4,913,313	$5,502,594	$48,440,707	66.16%
1.00x - 1.20x	432,942	7,988,300	2,652,140	3,438,422	-	3,769,263	18,281,067	24.97%
<1.00x	-	6,500,000	-	-	-	-	6,500,000	8.88%

Total	$16,467,742	$35,478,300	$3,652,140	$3,438,422	$4,913,313	$9,271,857	$73,221,774	100.00%

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

June 30, 2024 (Unaudited)

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Total	% of Total
Performance Indicators:
Performing	$5,918,960	$13,236,536	$50,568,628	$6,657,886	$7,669,161	$14,283,699	$98,334,870	94.86%
Non-performing (1)	-	2,880,161	696,461	365,061	406,356	984,981	5,333,020	5.14%

Total	$5,918,960	$16,116,697	$51,265,089	$7,022,947	$8,075,517	$15,268,680	$103,667,890	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $1,965,642

LTV:
Less than 65%	$1,196,344	$3,388,129	$6,276,467	$2,422,737	$2,343,791	$6,296,278	$21,923,746	21.15%
65% to 80%	4,722,616	10,345,277	40,410,742	3,134,505	3,829,636	7,013,035	69,455,811	67.00%
Greater than 80%	-	2,383,291	4,577,880	1,465,705	1,902,090	1,959,367	12,288,333	11.85%

Total	$5,918,960	$16,116,697	$51,265,089	$7,022,947	$8,075,517	$15,268,680	$103,667,890	100.00%

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

June 30, 2024 (Unaudited)

3) Investments (Continued)

The company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$60,704,074	$35,864,948	$4,585,632	$11,417,059	$112,571,713	100.00%
Non-performing	-	-	-	-	-	0.00%

Total	$60,704,074	$35,864,948	$4,585,632	$11,417,059	$112,571,713	100.00%

LTV:
Less than 65%	$18,845,154	$26,531,552	$3,038,388	$11,417,059	$59,832,153	53.15%
65% to 80%	41,858,920	9,333,396	1,547,244	-	52,739,560	46.85%
Greater than 80%	-	-	-	-	-	0.00%

Total	$60,704,074	$35,864,948	$4,585,632	$11,417,059	$112,571,713	100.00%

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

June 30, 2024 (Unaudited)

3) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
30-59 days past due	$10,983,745	$10,829,629
60-89 days past due	4,082,558	3,709,754
Over 90 days past due	5,580,886	4,329,468
Total past due	20,647,189	18,868,851
Current	27,759,501	26,736,471
Total insurance assignments	48,406,690	45,605,322
Allowance for credit losses	(1,535,324)	(1,553,836)
Net insurance assignments	$46,871,366	$44,051,486

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - March 31, 2024	$1,587,525
Change in provision for credit losses (1)	242,046
Charge-offs	(294,247)
Ending balance - June 30, 2024	$1,535,324

Beginning balance - March 31, 2023	$1,685,901
Change in provision for credit losses (1)	219,213
Charge-offs	(214,421)
Ending balance - June 30, 2023	$1,690,693

Six Months Ended
Beginning balance - January 1, 2024	$1,553,836
Change in provision for credit losses (1)	492,613
Charge-offs	(511,125)
Ending balance - June 30, 2024	$1,535,324

Beginning balance - January 1, 2023	$1,609,951
Change in provision for credit losses (1)	452,326
Charge-offs	(371,584)
Ending balance - June 30, 2023	$1,690,693

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity securities:
Gross realized gains	$24,031	$1,563	$24,334	$17,054
Gross realized losses	(36,646)	(36,908)	(37,499)	(91,799)
Net credit loss release (provision)	16,289	(44,505)	(79,711)	(224,005)

Equity securities:
Gains (losses) on securities sold	43,733	5,363	(17,370)	(46,952)
Unrealized gains (losses) on securities held at the end of the period	(424,455)	566,633	1,118,405	898,064

Real estate held for investment and sale:
Gross realized gains	38,890	161,028	288,852	161,028
Gross realized losses	-	-	(39,081)	-

Other assets:
Gross realized gains	(39,081)	163,410	35,486	214,348
Gross realized losses	-	-	(1,229)	-
Total	$(377,239)	$816,584	$1,292,187	$927,738

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $202,800 in net losses and $197,580 in net gains for the three month periods ended June 30, 2024 and 2023, respectively, and of $379,363 and $251,510 in net gains for the six month periods ended June 30, 2024 and 2023, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity securities available for sale	$4,345,704	$4,143,768	$8,749,262	$8,156,500
Equity securities	176,448	140,709	344,596	281,216
Mortgage loans held for investment	7,021,559	9,467,407	15,835,595	17,955,063
Real estate held for investment and sale	3,285,019	4,897,672	6,800,080	8,262,596
Policy loans	189,131	207,441	490,398	407,655
Insurance assignments	4,886,015	4,461,813	9,962,563	9,230,016
Other investments	201,342	213,103	400,301	342,160
Cash and cash equivalents	1,715,910	780,146	3,406,867	1,567,907
Gross investment income	21,821,128	24,312,059	45,989,662	46,203,113
Investment expenses	(3,776,320)	(4,140,085)	(7,998,286)	(8,256,256)
Net investment income	$18,044,808	$20,171,974	$37,991,376	$37,946,857

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $470,808 and $1,250,861 for the three month periods ended June 30, 2024 and 2023, respectively, and of $1,404,359 and $1,852,352 for the six month periods ended June 30, 2024 and 2023, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of June 30, 2024	As of December 31, 2023
Fixed maturity securities available for sale	$4,125,306	$3,984,695
Equity securities	10,876	20,451
Mortgage loans held for investment	1,121,383	2,661,092
Real estate held for investment	3,507,053	3,486,115
Cash and cash equivalents	73,388	18,437
Total accrued investment income	$8,838,006	$10,170,790

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

4) Loans Held for Sale

The Company’s loans held for sale portfolio is valued using the fair value option. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on recognition of mortgage loan interest income and is included in mortgage fee income on the condensed consolidated statement of earnings. Included in loans held for sale are loans in the process of foreclosure with an aggregate unpaid principal balance of $311,117 and $1,636,090 as of June 30, 2024 and December 31, 2023, respectively. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of June 30, 2024	As of December 31, 2023

Aggregate fair value	$150,196,416	$126,549,190
Unpaid principal balance	149,936,883	127,185,867
Unrealized gain (loss)	259,533	(636,677)

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loan fees	$7,366,232	$5,986,802	$12,886,697	$10,375,215
Interest income	2,263,915	2,620,489	3,746,735	4,627,546
Secondary gains	18,674,595	19,298,213	33,405,569	37,259,571
Change in fair value of loan commitments	429,823	(151,382)	991,601	526,570
Change in fair value of loans held for sale	1,197,075	(1,401,738)	896,185	(607,123)
Provision for loan loss reserve	(312,124)	(273,631)	(475,601)	(114,020)
Mortgage fee income	$29,619,516	$26,078,753	$51,451,186	$52,067,759

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of June 30, 2024	As of December 31, 2023
Balance, beginning of period	$547,233	$1,725,667
Provision on current loan originations (1)	475,601	27,164
Charge-offs, net of recaptured amounts	(273,801)	(1,205,598)
Balance, end of period	$749,033	$547,233

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the six month period ended June 30, 2024, $475,601 in reserves were added at a rate of 4.4 basis points per loan, the equivalent of $440 per $1,000,000 in loans originated. This is a decrease over the six month period ended June 30, 2023, when reserves of $513,431 were added at a rate of 4.5 basis points per loan originated, the equivalent of $450 per $1,000,000 in loans originated. The Company monitors market data and trends, economic conditions (including forecasts), and its own experience to maintain adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

5) Stock Compensation Plans

The Company has equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”).

Stock Options

Stock based compensation expense for stock options issued of $183,184 and $142,696 has been recognized for these plans for the three month periods ended June 30, 2024 and 2023, respectively, and $382,182 and $284,883 has been recognized for these plans for the six month periods ended June 30, 2024 and 2023, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of June 30, 2024, the total unrecognized compensation expense related to the options issued was $329,670, which is expected to be recognized over the remaining vesting period.

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

Activity of the stock option plans during the six month period ended June 30, 2024, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at January 1, 2024	833,570	$4.91	1,520,062	$5.57
Adjustment for the effect of stock dividends	38,724		76,005
Granted	16,500		-
Exercised	(45,671)		-
Cancelled	(16,538)		-
Outstanding at June 30, 2024	826,585	$5.09	1,596,067	$5.57

As of June 30, 2024:
Options exercisable	768,960	$4.89	1,443,567	$5.35

As of June 30, 2024:
Available options for future grant	38,564		556,238

Weighted average contractual term of options outstanding at June 30, 2024	5.05 years		6.00 years

Weighted average contractual term of options exercisable at June 30, 2024	4.72 years		5.75 years

Aggregated intrinsic value of options outstanding at June 30, 2024 (1)	$2,083,992		$3,255,564

Aggregated intrinsic value of options exercisable at June 30, 2024 (1)	$2,089,110		$3,264,864

(1)	The Company used a stock price of $7.61 as of June 30, 2024 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six month periods ended June 30, 2024 and 2023 was $142,210 and $387,561, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

5) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $882 and nil has been recognized under these plans for the three month periods ended June 30, 2024 and 2023, respectively, and of $1,771 and $742 has been recognized under these plans for the six month periods ended June 30, 2024 and 2023, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. The fair value of each RSU granted is determined by the Company’s stock price on the date of the grant. As of June 30, 2024, the total unrecognized compensation expense related to the RSUs issued was $1,493, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the six month period ended June 30, 2024 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	2,245	$7.72
Granted	-
Vested	(865)
Non-vested at June 30, 2024	1,380	$7.99

Available RSUs for future grant	16,540

Activity of the RSUs during the six month period ended June 30, 2023 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	1,620	$6.48
Granted	-
Vested	(405)
Non-vested at March 31, 2023	1,215	$6.48

Available RSUs for future grant	18,380

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net earnings	$7,271,549	$6,352,706	$14,746,071	$7,592,878
Denominator:
Basic weighted-average shares outstanding	23,297,455	23,110,818	23,313,768	23,172,477
Effect of dilutive securities:
Employee stock options	576,503	591,466	663,136	578,442

Diluted weighted-average shares outstanding	23,873,958	23,702,284	23,976,904	23,750,919

Basic net earnings per share	$0.31	$0.27	$0.63	$0.33

Diluted net earnings per share	$0.30	$0.27	$0.62	$0.32

For the six month periods ended June 30, 2024 and 2023, there were 143,456 and 55,125 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2022	18,758,031	2,889,859

Exercise of stock options	127,688	-
Vesting of restricted stock units	405	-
Stock dividends	949,675	141,594
Conversion of Class C to Class A	57,901	(57,901)

Outstanding shares at June 30, 2023	19,893,700	2,973,552

Outstanding shares at December 31, 2023	20,048,002	2,971,854

Exercise of stock options	32,082	-
Vesting of restricted stock units	865	-
Stock dividends	1,004,721	148,578
Conversion of Class C to Class A	266	(266)

Outstanding shares at June 30, 2024	21,085,936	3,120,166

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

7) Business Segment Information

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company’s life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company’s independent agency force and net investment income derived from investing policyholders and segment surplus funds. The Company’s cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company’s mortgage segment consists of fee income and expenses from the origination of residential mortgage loans and interest earned and interest expenses from warehousing loans held for sale.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
June 30, 2024
Revenues from external customers	$47,237,315	$8,277,868	$30,276,153	$-	$85,791,336
Intersegment revenues	1,905,973	84,767	144,989	(2,135,729)	-
Segment profit (loss) before income taxes	7,164,715	2,090,520	134,358	-	9,389,593

For the Six Months Ended
June 30, 2024
Revenues from external customers	$97,207,950	$17,065,446	$52,706,138		$166,979,534
Intersegment revenues	3,285,548	169,535	291,595	(3,746,678)	-
Segment profit (loss) before income taxes	15,694,224	5,143,941	(1,829,261)		19,008,904

Identifiable Assets	$1,356,015,599	$102,122,157	$96,262,785	$(98,929,803)	$1,455,470,738
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,358,781,169	$104,610,370	$96,262,785	$(98,929,803)	$1,460,724,521

For the Three Months Ended
June 30, 2023
Revenues from external customers	$48,071,089	$8,812,508	$26,962,562	$-	$83,846,159
Intersegment revenues	2,517,490	84,767	135,807	(2,738,064)	-
Segment profit (loss) before income taxes	9,158,186	2,828,159	(3,837,012)	-	8,149,333

For the Six Months Ended
June 30, 2023
Revenues from external customers	$93,486,386	$16,010,904	$53,849,603		$163,346,893
Intersegment revenues	4,027,518	168,603	259,506	(4,455,627)	-
Segment profit (loss) before income taxes	12,841,921	4,612,751	(7,720,451)		9,734,221

Identifiable Assets	$1,284,084,674	$89,589,716	$114,402,197	$(89,723,622)	$1,398,352,965
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,286,850,244	$92,077,929	$114,402,197	$(89,723,622)	$1,403,606,748

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

June 30, 2024 (Unaudited)

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

Impaired Mortgage Loans Held for Investment: The Company believes that the fair value of these nonperforming loans will approximate the unpaid principal balance expected to be recovered based on the fair value of the underlying collateral. For residential and commercial properties, the collateral value is estimated by obtaining an independent appraisal. The appraisal typically considers comparable sales in the area, property condition, and potential rental income that could be generated (particularly for commercial properties). For residential construction loans, the collateral is typically incomplete, so the fair value is estimated as the replacement cost using data from a provider of building cost information to the real estate construction.

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

It should be noted that for replacement cost, when determining the fair value of real estate held for investment, the Company uses a provider of building cost information to the real estate construction industry. For the investment analysis, the Company uses market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company also considers area comparable properties and property conditions when determining fair value.

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

June 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of June 30, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$349,358,027	$-	$348,120,558	$1,237,469
Equity securities	15,019,179	15,019,179	-	-
Loans held for sale	150,196,416	-	-	150,196,416
Restricted assets (1)	1,560,266	-	1,560,266	-
Restricted assets (2)	8,546,971	8,546,971	-	-
Cemetery perpetual care trust investments (1)	603,199	-	603,199	-
Cemetery perpetual care trust investments (2)	4,594,630	4,594,630	-	-
Derivatives - loan commitments (3)	5,623,512	-	-	5,623,512
Total assets accounted for at fair value on a recurring basis	$535,502,200	$28,160,780	$350,284,023	$157,057,397

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(3,048,649)	-	-	(3,048,649)
Total liabilities accounted for at fair value on a recurring basis	$(3,048,649)	$-	$-	$(3,048,649)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

June 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	June 30, 2024	Technique	Input(s)	Value	Value	Average
Loans held for sale	$150,196,416	Market approach	Investor contract pricing as a percentage of unpaid principal balance	72.0%	108.0%	100.0%

Derivatives - loan commitments (net)	2,574,863	Market approach	Pull-through rate	65.0%	100.0%	85.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	135 bps	44 bps

Fixed maturity securities available for sale	1,237,469	Broker quotes	Pricing quotes	$99.74	$100.00	$99.51

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

June 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended June 30, 2024:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - March 31, 2024	$2,145,040		$112,678,958		$1,232,187
Originations and purchases	-		624,218,401		-
Sales, maturities and paydowns	-		(599,685,654)		-
Total gains (losses):
Included in earnings	429,823	(1)	12,984,711	(1)	-	(2)
Included in other comprehensive income	-		-		5,282

Balance - June 30, 2024	$2,574,863		$150,196,416		$1,237,469

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended June 30, 2023:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - March 31, 2023	$3,384,829		$173,015,404	$1,435,519
Originations and purchases	-		607,867,445	-
Sales, maturities and paydowns	-		(628,567,681)	-
Transfer to mortgage loans held for investment			(1,150,074)
Total gains (losses):
Included in earnings	(151,382	)(1)	10,144,966 (1)	-	(2)
Included in other comprehensive income	-		-	(3,645)

Balance - June 30, 2023	$3,233,447		$161,310,060	$1,431,874

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six month period ended June 30, 2024:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2023	$1,583,262		$126,549,190	$1,238,656
Originations and purchases	-		1,089,823,515	-
Sales, maturities and paydowns	-		(1,085,736,592)	-
Transfer to mortgage loans held for investment	-		(1,867,552)	-
Loans held for sale foreclosed into real estate held for sale			(858,977)
Total gains (losses):
Included in earnings	991,601	(1)	22,286,832 (1)	-	(2)
Included in other comprehensive income	-		-	(1,187)

Balance - June 30, 2024	$2,574,863		$150,196,416	$1,237,469

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six month period ended June 30, 2023:

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

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and as of December 31, 2023.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of June 30, 2024 and December 31, 2023.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2024:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$100,537,622	$-	$-	$99,598,873	$99,598,873
Residential construction	111,709,170	-	-	111,709,170	111,709,170
Commercial	72,096,739	-	-	71,457,137	71,457,137
Mortgage loans held for investment, net	$284,343,531	$-	$-	$282,765,180	$282,765,180
Policy loans	13,472,198	-	-	13,472,198	13,472,198
Insurance assignments, net (1)	46,871,366	-	-	46,871,366	46,871,366
Restricted assets (2)	637,783	-	-	637,783	637,783
Cemetery perpetual care trust investments (2)	2,030,930	-	-	2,030,930	2,030,930
Mortgage servicing rights, net	3,172,109	-	-	4,667,158	4,667,158

Liabilities
Bank and other loans payable	$(103,540,666)	$-	$-	$(84,778,875)	$(84,778,875)
Policyholder account balances (3)	(38,842,923)	-	-	(40,844,813)	(40,844,813)
Future policy benefits - annuities (3)	(106,166,278)	-	-	(104,501,993)	(104,501,993)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

June 30, 2024 (Unaudited)

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

June 30, 2024 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments:

		June 30, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$229,458,247	$5,623,512	$3,048,649	$161,832,250	$4,995,486	$3,412,224
Total		$229,458,247	$5,623,512	$3,048,649	$161,832,250	$4,995,486	$3,412,224

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Classification	2024	2023	2024	2023
Loan commitments	Mortgage fee income	$429,823	$(151,382)	$991,601	$526,570

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage Company (“SecurityNational Mortgage”), has a line of credit with Texas Capital Bank N.A. This agreement allows SecurityNational Mortgage to borrow up to $100,000,000 for the sole purpose of funding mortgage loans (the “Texas Capital Bank Warehouse Line of Credit”). The agreement charges interest at the 1-Month SOFR rate plus 2.0% and matures on November 30, 2024. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling four-quarter basis.

The Company through its subsidiary SecurityNational Mortgage, has a line of credit with U.S Bank. This agreement allows SecurityNational Mortgage to borrow up to $15,000,000 for the sole purpose of funding mortgage loans (the “U.S. Bank Warehouse Line of Credit” and, together with the Texas Capital Bank Warehouse Line of Credit, the “Warehouse Lines of Credit”). The agreement charges interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR and matures on June 20, 2025. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The Company, through its subsidiary SecurityNational Mortgage, has a line of credit with Western Alliance Bank. This agreement allows SecurityNational Mortgage to borrow up to $35,000,000 for the sole purpose of funding mortgage loans (the “Western Alliance Bank Warehouse Line of Credit”). The agreement charges interest at the 1-Month SOFR rate plus 2.0% and matures on June 20, 2025. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income of at least $1.00 on a quarterly basis.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

10) Reinsurance, Commitments and Contingencies (Continued)

The agreements for the warehouse lines of credit include cross default provisions where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of June 30, 2024, the Company was not in compliance with the net income covenant of the warehouse lines of credit and its operating cash flow covenant for its standby letter of credit with its primary bank. SecurityNational Mortgage has received or is in the process of receiving waivers under the warehouse lines of credit from the warehouse banks. In the unlikely event the Company is required to repay the outstanding advances of approximately $6,617,000 on the warehouse line of credit that has not provided a covenant waiver, the Company has sufficient cash and borrowing capacity on the warehouse lines of credit that have provided covenant waivers to fund its origination activities. The Company has performed an internal analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company has debt covenants on its revolving lines of credit and is required to comply with minimum operating cash flow ratios and minimum net worth for each of its business segments. The Company also has debt covenants for one of its loans on real estate for a minimum consolidated operating cash flow ratio, minimum liquidity, and consolidated net worth. In addition to these financial debt covenants, the Company is required to provide segment specific financial statements and building specific financial statements on all bank loans. As of June 30, 2024, the Company was in compliance with all these debt covenants.

Other Contingencies and Commitments

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of June 30, 2024, the Company’s commitments were approximately $169,193,000 for these loans, of which $113,325,774 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

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

June 30, 2024 (Unaudited)

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

The following table presents the MSR activity:

	As of June 30, 2024	As of December 31, 2023
Amortized cost:
Balance before valuation allowance at beginning of year	$3,461,146	$3,039,765
MSR additions resulting from loan sales (1)	30,606	1,009,312
Amortization (2)	(319,643)	(587,931)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$3,172,109	$3,461,146

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$3,172,109	$3,461,146

Estimated fair value of MSRs at end of period	$4,667,158	$4,543,657

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

11) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its June 30, 2024 valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2024	630,403
2025	503,024
2026	408,681
2027	325,593
2028	259,506
Thereafter	1,044,902
Total	$3,172,109

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual servicing fees	$241,944	$233,218	$498,606	$643,618
Late fees	53,004	14,008	76,212	63,321
Total	$294,948	$247,226	$574,818	$706,939

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of June 30, 2024	As of December 31, 2023
Servicing UPB	$396,558,128	$414,147,436

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
June 30, 2024	9.20	8.12	12.11
December 31, 2023	9.70	7.79	11.85

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

12) Income Taxes

The Company’s overall effective tax rate for the three month periods ended June 30, 2024 and 2023 was 22.6% and 22.0%, respectively, which resulted in a provision for income taxes of $2,118,044 and $1,796,627, respectively, and for the six month periods ended June 30, 2024 and 2023 was 22.4% and 22.0%, respectively, which resulted in a provision for income taxes of $4,262,833 and $2,141,343, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state income taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The increase in the effective tax rate when compared to the prior year was primarily due to the Company’s state income tax provision.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2024)	$6,321,573	$-	$18,237,246
Closing (June 30, 2024)	6,784,501	-	18,917,596
Increase/(decrease)	462,928	-	680,350

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2023)	$5,392,779	$-	$16,226,836
Closing (December 31, 2023)	6,321,573	-	18,237,246
Increase/(decrease)	928,794	-	2,010,410

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three month periods ended June 30, 2024 and 2023 was $1,429,381 and $1,116,566, respectively, and for the six month periods ended June 30, 2024 and 2023 was $2,935,495 and $2,236,898, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Major goods/service lines
At-need	$4,864,380	$4,999,450	$10,274,680	$10,153,486
Pre-need	2,904,567	2,169,264	4,442,758	3,486,657
	$7,768,947	$7,168,714	$14,717,438	$13,640,143

Timing of Revenue Recognition
Goods transferred at a point in time	$5,032,430	$4,528,969	$9,222,652	$8,558,635
Services transferred at a point in time	2,736,517	2,639,745	5,494,786	5,081,508
	$7,768,947	$7,168,714	$14,717,438	$13,640,143

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net mortuary and cemetery sales	$7,768,947	$7,168,714	$14,717,438	$13,640,143
Gains on investments and other assets	(202,810)	197,579	379,352	251,510
Net investment income	574,957	1,343,274	1,659,149	1,944,765
Other revenues	136,774	102,941	309,507	174,486
Revenues from external customers	8,277,868	8,812,508	17,065,446	16,010,904

14) Receivables

Receivables consist of the following:

	As of June 30, 2024	As of December 31, 2023
Contracts with customers	$6,784,501	$6,321,573
Receivables from sales agents	3,533,612	3,252,840
Other	5,415,118	7,658,789
Total receivables	15,733,231	17,233,202
Allowance for credit losses	(1,770,911)	(1,897,887)
Net receivables	$13,962,320	$15,335,315

The Company records an allowance for credit losses for its receivables in accordance with GAAP. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Three Months Ended
Beginning balance - March 31, 2024	$1,755,553
Change in provision for credit losses (1)	31,494
Charge-offs	(16,136)
Ending balance - June 30, 2024	$1,770,911

Beginning balance - March 31, 2023	$1,867,124
Change in provision for credit losses (1)	(332,644)
Charge-offs	(41,546)
Ending balance - June 30, 2023	$1,492,934

(1)	Included in other expenses on the condensed consolidated statements of earnings

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Six Months Ended
Beginning balance - January 1, 2024	$1,897,887
Change in provision for credit losses (1)	(87,003)
Charge-offs	(39,973)
Ending balance - June 30, 2024	$1,770,911

Beginning balance - January 1, 2023	$2,229,791
Change in provision for credit losses (1)	(651,308)
Charge-offs	(85,549)
Ending balance - June 30, 2023	$1,492,934

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

The components of the cemetery perpetual care investments and obligation as of June 30, 2024, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$443,508	$1,481	$(1,975)	$-	$443,014
Obligations of states and political subdivisions	167,073	20	(6,908)	-	160,185
Total fixed maturity securities available for sale	$610,581	$1,501	$(8,883)	$-	$603,199

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,739,763	$1,059,494	$(204,627)		$4,594,630
Total equity securities at estimated fair value	$3,739,763	$1,059,494	$(204,627)		$4,594,630

Mortgage loans held for investment at amortized cost:
Residential construction	$115,000
Commercial	1,920,000
Less: Allowance for credit losses	(4,070)
Total mortgage loans held for investment	$2,030,930

Accrued investment income	$20,248

Cash and cash equivalents	$1,203,075

Total cemetery perpetual care trust investments	$8,452,082

Cemetery perpetual care obligation	$(5,487,676)

Trust investments in excess of trust obligations	$2,964,406

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2024 and December 31, 2023. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
June 30, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$1,975	$144,156	$-	$-	$1,975	$144,156
Obligations of states and political subdivisions	-	-	6,908	120,165	6,908	120,165
Totals	$1,975	$144,156	$6,908	$120,165	$8,883	$264,321

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$574	$143,448	$-	$-	$574	$143,448
Obligations of states and political subdivisions	-	-	5,114	110,678	5,114	110,678
Corporate securities including public utilities	-		171	53,501	171	53,501
Totals	$574	$143,448	$5,285	$164,179	$5,859	$307,627

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of three securities with fair values aggregating 96.7% of the aggregate amortized cost as of June 30, 2024. Relevant holdings were comprised of four securities with fair values aggregating 98.1% of aggregate amortized cost as of December 31, 2023. No credit losses have been recognized for the three and six month periods ended June 30, 2024 and 2023, since the increase in unrealized losses is primarily a result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of June 30, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$297,377	$298,857
Due in 2-5 years	260,123	252,508
Due in 5-10 years	-	-
Due in more than 10 years	53,081	51,834
Total	$610,581	$603,199

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

Restricted assets as of June 30, 2024, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$796,855	$3,235	$(3,440)	$-	$796,650
Obligations of states and political subdivisions	551,620	6	(6,935)	-	544,691
Corporate securities including public utilities	221,710	23	(2,808)	-	218,925
Total fixed maturity securities available for sale	$1,570,185	$3,264	$(13,183)	$-	$1,560,266

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$7,435,400	$1,487,896	$(376,325)		$8,546,971
Total equity securities at estimated fair value	$7,435,400	$1,487,896	$(376,325)		$8,546,971

Mortgage loans held for investment at amortized cost:
Residential construction	$639,061
Less: Allowance for credit losses	(1,278)
Total mortgage loans held for investment	$637,783

Accrued investment income	$5,908

Cash and cash equivalents (1)	$11,849,488

Total restricted assets	$22,600,416

(1)	Including cash and cash equivalents of $8,178,110 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2024 and December 31, 2023. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
June 30, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$3,440	$251,111	$-	$-	$3,440	$251,111
Obligations of states and political subdivisions	2,161	230,634	4,774	289,322	6,935	519,956
Corporate securities including public utilities	81	25,331	2,727	168,571	2,808	193,902
Totals	$5,682	$507,076	$7,501	$457,893	$13,183	$964,969

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$1,000	$249,877	$-	$-	$1,000	$249,877
Obligations of states and political subdivisions	-	-	4,542	451,985	4,542	451,985
Corporate securities including public utilities	-	-	2,740	221,334	2,740	221,334
Totals	$1,000	$249,877	$7,282	$673,319	$8,282	$923,196

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of 14 securities with fair values aggregating 98.7% of the aggregate amortized cost as of June 30, 2024. Relevant holdings were comprised of 12 securities with fair values aggregating 99.1% of the aggregate amortized cost as of December 31, 2023. No credit losses have been recognized for the three and six month periods ended June 30, 2024 and 2023, since the increase in unrealized losses is primarily a result of increases in interest. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of June 30, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$542,305	$545,540
Due in 2-5 years	362,834	356,778
Due in 5-10 years	101,523	100,716
Due in more than 10 years	563,523	557,232
Total	$1,570,185	$1,560,266

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2024 (Unaudited)

16) Accumulated Other Comprehensive Income (loss)

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Unrealized gains (losses) on fixed maturity securities available for sale	$(654,164)	$(4,913,327)	$(1,689,264)	$523,602
Amounts reclassified into net earnings	3,675	(79,850)	(92,876)	(298,750)
Net unrealized gains (losses) before taxes	(650,489)	(4,993,177)	(1,782,140)	224,852
Tax (expense) benefit	135,422	1,048,567	373,973	(47,219)
Net	(515,067)	(3,944,610)	(1,408,167)	177,633
Unrealized losses on restricted assets (1)	(1,694)	(6,189)	(3,583)	(2,056)
Tax benefit	422	1,542	893	512
Net	(1,272)	(4,647)	(2,690)	(1,544)
Unrealized losses on cemetery perpetual care trust investments (1)	(1,052)	(3,738)	(1,825)	(812)
Tax benefit	262	943	455	229
Net	(790)	(2,795)	(1,370)	(583)
Other comprehensive income (loss) changes	$(517,129)	$(3,952,052)	$(1,412,227)	$175,506

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of June 30, 2024:

	Beginning Balance December 31, 2023	Change for the period	Ending Balance June 30, 2024
Unrealized losses on fixed maturity securities available for sale	$(6,876,629)	$(1,408,167)	$(8,284,796)
Unrealized losses on restricted assets (1)	(4,757)	(2,690)	(7,447)
Unrealized losses on cemetery perpetual care trust investments (1)	(4,172)	(1,370)	(5,542)
Other comprehensive loss	$(6,885,558)	$(1,412,227)	$(8,297,785)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2023:

	Beginning Balance December 31, 2022	Change for the period	Ending Balance December 31, 2023
Unrealized gains (losses) on fixed maturity securities available for sale	$(13,050,767)	$6,174,138	$(6,876,629)
Unrealized gains (losses) on restricted assets (1)	(13,148)	8,391	(4,757)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(6,362)	2,190	(4,172)
Other comprehensive income (loss)	$(13,070,277)	$6,184,719	$(6,885,558)

(1)	Fixed maturity securities available for sale

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table shows the condensed financial results of the insurance operations for the three and six month periods ended June 30, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$29,961	$28,813	4%	$59,813	$56,781	5%
Mortgage fee income	-	22	(100%)	-	66	(100%)
Net investment income	17,184	18,420	(7%)	35,796	35,175	2%
Gains (losses) on investments and other assets	(211)	458	(146%)	878	515	70%
Other	303	358	(15%)	721	949	(24%)
Total	$47,237	$48,071	(2%)	$97,208	$93,486	4%
Intersegment revenue	$1,906	$2,517	(24%)	$3,286	$4,028	(18%)
Earnings before income taxes	$7,165	$9,158	(22%)	$15,694	$12,842	22%

Profitability for the six month period ended June 30, 2024 increased due to (a) a $3,032,000 increase in insurance premiums and other considerations, (b) a $2,174,000 decrease in death, surrenders and other policy benefits, (c) a $621,000 increase in net investment income, (d) a $480,000 decrease in interest expense, (e) a $363,000 increase in gains on investments and other assets, and (f) a $255,000 decrease in amortization of deferred policy acquisition costs, which were partially offset by (i) a $2,004,000 increase in future policy benefits, (ii) a $1,001,000 increase in selling, general and administrative expenses, (iii) a $742,000 decrease in intersegment revenue, (iv) a $228,000 decrease in other revenues, (v) a $66,000 decrease in mortgage fee income, and (vi) a $32,000 increase in intersegment interest expense and other expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and six month periods ended June 30, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$3,125	$3,125	0%	$6,539	$6,400	2%
Cemetery revenues	4,644	4,044	15%	8,178	7,240	13%
Net investment income	575	1,343	(57%)	1,659	1,945	(15%)
Gains on investments and other assets	(203)	198	(203%)	379	252	50%
Other	137	103	33%	310	174	78%
Total	$8,278	$8,813	(6%)	$17,065	$16,011	7%
Earnings before income taxes	$2,091	$2,828	(26%)	$5,144	$4,613	12%

Profitability in the six month period ended June 30, 2024 increased due to (a) a $956,000 increase in cemetery pre-need sales, (b) a $139,000 increase in mortuary at-need sales, (c) a $135,000 increase in other revenues, (d) a $128,000 increase in gains on investments and other assets, (e) a $7,000 decrease in intersegment interest expense and other expenses, and (f) a $1,000 increase in intersegment revenues, which were partially offset by (i) a $293,000 increase in selling, general and administrative expenses, (ii) a $286,000 decrease in net investment income, (iii) a $166,000 increase in amortization of deferred policy acquisition costs, (iv) an $72,000 increase in cost of goods and services sold, and (v) a $18,000 decrease in cemetery at-need sales.

Mortgage Operations

The Company’s wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage), is a mortgage lender incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originates mortgages loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage originates and refinances mortgage loans on a retail basis. Mortgage loans originated or refinanced by the SecurityNational Mortgage are funded through loan purchase agreements with Security National Life, Kilpatrick Life and unaffiliated financial institutions.

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 0.28% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

Mortgage rates have followed the US Treasury yields up in response to the increased inflation and the expectation that the Federal Reserve will continue to raise rates in the near term. As expected, the rapid increase in mortgage rates has resulted in a decrease in loan originations classified as ‘refinance.’ Higher mortgage rates have also had a negative effect on loan originations classified as ‘purchases,’ although not as significant as those in the refinance classification.

For the six month periods ended June 30, 2024 and 2023, SecurityNational Mortgage originated 3,494 loans ($1,089,824,000 total volume) and 3,738 loans ($1,139,735,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six month periods ended June 30, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$18,675	$19,276	(3%)	$33,405	$37,193	(10%)
Income from loan originations	9,318	8,334	12%	16,158	14,889	9%
Change in fair value of loans held for sale	1,197	(1,402)	185%	896	(607)	248%
Change in fair value of loan commitments	430	(151)	385%	992	527	88%
Net investment income	286	409	(30%)	536	827	(35%)
Gains on investments and other assets	36	161	(78%)	35	161	(78%)
Other	335	336	0%	684	860	(20%)
Total	$30,277	$26,963	12%	$52,706	$53,850	(2%)
Earnings (loss) before income taxes	$134	$(3,837)	103%	$(1,829)	$(7,720)	76%

Profitability for the six month period ended June 30, 2024 increased due to (a) a $3,430,000 decrease in personnel expenses, (b) a $2,001,000 decrease in other expenses, (c) a $1,503,000 increase in the fair value of loans held for sale, (d) a $1,211,000 increase in income from loan originations, (e) a $936,000 decrease in rent and rent related expenses, (f) a $734,000 decrease in intersegment interest expense and other expenses, (g) a $701,000 decrease in costs related to funding mortgage loans, (h) a $465,000 increase in the fair value of loan commitments (i) a $291,000 decrease in advertising expenses, (j) a $287,000 decrease in interest expense, (k) a $32,000 increase in intersegment revenues, and (l) a $24,000 decrease in depreciation on property and equipment, which were partially offset by (i) a $3,854,000 decrease in secondary gains from investors, (ii) a $1,403,000 increase in commissions, (iii) a $291,000 decrease in net investment income, and (iv) a $176,000 decrease in other revenues.

Consolidated Results of Operations

Three month period ended June 30, 2024, Compared to Three month period ended June 30, 2023

Total revenues increased by $1,945,000, or 2.3%, to $85,791,000 for the three month period ended June 30, 2024, from $83,846,000 for the comparable period in 2023. Contributing to this increase in total revenues was a $3,541,000 increase in mortgage fee income, a $1,147,000 increase in insurance premiums and other considerations, and a $600,000 increase in net mortuary and cemetery sales, which were partially offset by a $2,127,000 decrease in net investment income, a $1,194,000 decrease in gains on investments and other assets, and a $22,000 decrease in other revenues.

Mortgage fee income increased by $3,541,000, or 13.6%, to $29,620,000, for the three month period ended June 30, 2024, from $26,079,000 for the comparable period in 2023. This increase was primarily due to a $2,599,000 increase in the fair value of loans held for sale, a $985,000 increase in loan fees and interest income net of a decrease in the provision for loan loss reserve, a $581,000 increase in the fair value of loan commitments, which was partially offset by a $624,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market due to the decline in origination activity because of increasing interest rates.

Insurance premiums and other considerations increased by $1,147,000, or 4.0%, to $29,960,000 for the three month period ended June 30, 2024, from $28,813,000 for the comparable period in 2023. This increase was primarily due to an increase of $1,020,000 in first year premiums and an increase of $127,000 in renewal premiums.

Net investment income decreased by $2,127,000, or 10.5%, to $18,045,000 for the three month period ended June 30, 2024, from $20,172,000 for the comparable period in 2023. This decrease was primarily attributable to a $2,446,000 decrease in mortgage loan interest, a $1,613,000 decrease in real estate income, a $18,000 decrease in policy loan interest, and a $12,000 decrease in other investment income, which were partially offset by a $936,000 increase in interest on cash and cash equivalents, a $424,000 increase in insurance assignment income, a $364,000 decrease in investment expenses, a $202,000 increase in fixed maturity securities income, and a $36,000 increase in equity securities income.

Net mortuary and cemetery sales increased by $600,000, or 8.4%, to $7,769,000 for the three month period ended June 30, 2024, from $7,169,000 for the comparable period in 2023. This increase was primarily due to a $735,000 increase in cemetery pre-need sales, which was partially offset by a $135,000 decrease in cemetery at-need sales.

Gains (losses) on investments and other assets decreased by $1,194,000, or 146.2%, to $377,000 in net losses for the three month period ended June 30, 2024, from $817,000 in net gains for the comparable period in 2023. This decrease in gains on investments and other assets was primarily due to a $953,000 decrease in gains on equity securities mostly attributable to decreases in the fair value of these equity securities, a $203,000 decrease in gains on other assets, and a $122,000 decrease in gains on real estate, which were partially offset by an $84,000 increase in gains on fixed maturity securities.

Total benefits and expenses were $76,402,000, or 89.1% of total revenues, for the three month period ended June 30, 2024, as compared to $75,697,000, or 90.3% of total revenues, for the comparable period in 2023.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $580,000 or 2.3%, to $24,326,000 for the three month period ended June 30, 2024, from $24,906,000 for the comparable period in 2023. This decrease was primarily the result of a $1,385,000 decrease in death benefits, which were partially offset by a $713,000 increase in future policy benefits and a $92,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $50,000, or 1.2%, to $4,301,000 for the three month period ended June 30, 2024, from $4,251,000 for the comparable period in 2023. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs.

Selling, general and administrative expenses increased by $1,592,000, or 3.6%, to $45,465,000 for the three month period ended June 30, 2024, from $43,873,000 for the comparable period in 2023. This increase was primarily the result of a $2,717,000 increase in commissions, a $294,000 increase in personnel expenses, which were partially offset by a $534,000 decrease in rent and rent related expenses, a $404,000 decrease in other expenses, a $307,000 decrease in costs related to funding mortgage loans, and a $180,000 decrease in advertising expense.

Interest expense decreased by $341,000, or 24.1%, to $1,074,000 for the three month period ended June 30, 2024, from $1,415,000 for the comparable period in 2023. This decrease was primarily due to a decrease of $19,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and a decrease of $322,000 in interest expense on bank loans.

Six month period ended June 30, 2024, Compared to Six month period ended June 30, 2023

Total revenues increased by $3,633,000, or 2.2%, to $166,980,000 for the six month period ended June 30, 2024, from $163,347,000 for the comparable period in 2023. Contributing to this increase in total revenues was a $3,032,000 increase in insurance premiums and other considerations, a $1,077,000 increase in net mortuary and cemetery sales, a $365,000 increase in gains on investments and other assets, and a $45,000 increase in net investment income,, which were partially offset by a $617,000 decrease in mortgage fee income and a $269,000 decrease in other revenues.

Mortgage fee income decreased by $617,000, or 1.2%, to $51,451,000, for the six month period ended June 30, 2024, from $52,068,000 for the comparable period in 2023. This decrease was primarily due to a $3,854,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market due to the decline in origination activity because of increasing interest rates, which was partially offset by a $1,503,000 increase in the fair value of loans held for sale, a $1,269,000 increase in loan fees and interest income net of a decrease in the provision for loan loss reserve, and a $465,000 increase in the fair value of loan commitments.

Insurance premiums and other considerations increased by $3,032,000, or 5.3%, to $59,813,000 for the six month period ended June 30, 2024, from $56,781,000 for the comparable period in 2023. This increase was primarily due to an increase of $2,678,000 in first year premiums and an increase of $354,000 in renewal premiums.

Net investment income increased by $45,000, or 0.1%, to $37,991,000 for the six month period ended June 30, 2024, from $37,947,000 for the comparable period in 2023. This increase was primarily attributable to a $1,839,000 increase in interest on cash and cash equivalents, a $733,000 increase in insurance assignment income, a $593,000 increase in fixed maturity securities income, a $258,000 decrease in investment expenses, an $83,000 increase in policy loan interest, a $63,000 increase in equity securities income, and a $58,000 increase in other investment income, which were partially offset by a $2,119,000 decrease in mortgage loan interest and a $1,463,000 decrease in real estate income.

Net mortuary and cemetery sales increased by $1,077,000, or 7.9%, to $14,717,000 for the six month period ended June 30, 2024, from $13,640,000 for the comparable period in 2023. This increase was primarily due to a $956,000 increase in cemetery pre-need sales and a $139,000 increase in mortuary at-need sales, which were partially offset by an $18,000 decrease in cemetery at-need sales.

Gains (losses) on investments and other assets increased by $364,000, or 39.3%, to $1,292,000 for the six month period ended June 30, 2024, from $928,000 for the comparable period in 2023. This increase in gains on investments and other assets was primarily due to a $250,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities, a $206,000 increase in gains on fixed maturity securities, and a $128,000 increase in gains on real estate, which were partially offset by a $220,000 decrease in gains on other assets.

Other revenues decreased by $269,000, or 13.6%, to $1,715,000 for the six month period ended June 30, 2024, from $1,984,000 for the comparable period in 2023. This decrease was primarily attributable to a decrease of $132,000 in servicing fee revenue due to a decrease in the retention of mortgage servicing rights.

Total benefits and expenses were $147,971,000, or 88.6% of total revenues, for the six month period ended June 30, 2024, as compared to $153,613,000, or 94.0% of total revenues, for the comparable period in 2023.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $170,000 or 0.3%, to $50,602,000 for the six month period ended June 30, 2024, from $50,772,000 for the comparable period in 2023. This decrease was primarily the result of a $2,350,000 decrease in death benefits, which were partially offset by a $2,004,000 increase in future policy benefits and a $176,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $90,000, or 1.0%, to $9,045,000 for the six month period ended June 30, 2024, from $9,135,000 for the comparable period in 2023. This decrease was primarily due to increased payment consistency from premium-paying products.

Selling, general and administrative expenses decreased by $4,688,000, or 5.3%, to $83,713,000 for the six month period ended June 30, 2024, from $88,401,000 for the comparable period in 2023. This decrease was primarily the result of a $1,899,000 decrease in other expenses, a $1,813,000 decrease in personnel expenses, a $909,000 decrease in rent and rent related expenses, a $701,000 decrease in costs related to funding mortgage loans, and a $395,000 decrease in advertising expense, which were partially offset by a $1,025,000 increase in commissions.

Interest expense decreased by $767,000, or 26.7%, to $2,101,000 for the six month period ended June 30, 2024, from $2,868,000 for the comparable period in 2023. This decrease was primarily due to a decrease of $288,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and a decrease of $479,000 in interest expense on bank loans.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees from mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses. As of June 30, 2024, the Company’s subsidiary SecurityNational Mortgage was not in compliance with the net income covenants under its Warehouse Lines of Credit and has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event SecurityNational Mortgage is required to repay the outstanding advances of approximately $6,617,000 on the Warehouse Line of Credit that has not provided a covenant waiver, SecurityNational Mortgage has sufficient cash and borrowing capacity on the Warehouse Lines of Credit that have provided covenant waivers to fund its origination activities. The Company has done an internal analysis of the funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During the six month periods ended June 30, 2024 and 2023, the Company’s operations provided cash of approximately $8,104,000 and of approximately $2,181,000, respectively. The increase in cash provided by operations was due primarily to increased proceeds from the sale of mortgage loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $330,052,000 (at estimated fair value) and $362,663,000 (at estimated fair value) as of June 30, 2024 and December 31, 2023, respectively. This represented 35.9% and 38.7% of the total investments of the Company as of June 30, 2024 and December 31, 2023, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. As of June 30, 2024, 2.0% (or $6,561,000) and as of December 31, 2023, 1.8% (or $6,954,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of June 30, 2024 and December 31, 2023, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $429,307,000 as of June 30, 2024, as compared to $418,450,000 as of December 31, 2023. This increase was primarily due to an increase of $12,871,000 in stockholders’ equity as partially offset by a decrease of $2,014,000 in bank loans and other loans payable. Stockholders’ equity as a percent of total capitalization was 75.9% and 74.8% as of June 30, 2024 and December 31, 2023, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2023 was 4.4% as compared to a lapse rate of 4.3% for 2022. The 2024 lapse rate to date has been approximately the same as 2023.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $114,667,000 and $107,385,000 as of June 30, 2024, and December 31, 2023, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2024, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On April 15, 2024 the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock. Purchases commenced May 15, 2024. The agreement is subject to the daily time, price and volume conditions of Rule 10b-18. The agreement expires on December 31, 2024.

The following table shows the Company’s repurchase activity during the three month period ended June 30, 2024 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
4/1/2024-4/30/2024	-	$-	-	318,043
5/1/2024-5/31/2024	51,387	7.99	-	266,656
6/1/2024-6/30/2024	72,044	8.18	-	194,612

Total	123,431	$8.08	-	194,612

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Disclosure of Trading Arrangements

During the three months ended June 30, 2024, no Section 16 officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
21	Subsidiaries of the Registrant.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(2)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: August 14, 2024	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

