Form 10-Q
period 2024-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2024-11-14
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

As of November 4, 2024, the registrant had 21,155,319 shares of Class A Common Stock, $2.00 par value, outstanding and 3,120,166 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2024

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Part I - Financial Information

Item 1. Financial Statements.

	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $347,143,698 and $390,884,441 for 2024 and 2023, respectively; net of allowance for credit losses of $414,602 and $314,549 for 2024 and 2023, respectively)	$346,513,336	$381,535,986
Equity securities at estimated fair value (cost of $11,357,095 and $10,571,505 for 2024 and 2023, respectively)	16,385,571	13,636,071
Mortgage loans held for investment (net of allowance for credit losses of $1,579,746 and $3,818,653 for 2024 and 2023, respectively)	281,734,182	275,616,837
Real estate held for investment (net of accumulated depreciation of $30,005,134 and $29,307,791 for 2024 and 2023, respectively)	200,490,556	183,419,292
Real estate held for sale	1,001,453	3,028,973
Other investments and policy loans (net of allowance for credit losses of $1,540,835 and $1,553,836 for 2024 and 2023, respectively)	70,219,649	69,404,617
Accrued investment income	7,860,824	10,170,790
Total investments	924,205,571	936,812,566
Cash and cash equivalents	170,706,542	126,941,658
Loans held for sale at estimated fair value	142,897,741	126,549,190
Receivables (net of allowance for credit losses of $1,566,150 and $1,897,887 for 2024 and 2023, respectively)	16,451,703	15,335,315
Restricted assets (including $11,608,495 and $9,239,063 for 2024 and 2023 respectively, at estimated fair value)	27,957,336	20,028,976
Cemetery perpetual care trust investments (including $5,844,356 and $4,969,005 for 2024 and 2023, respectively, at estimated fair value)	8,945,781	8,082,917
Receivable from reinsurers	14,299,734	14,857,059
Cemetery land and improvements	9,786,769	9,163,691
Deferred policy and pre-need contract acquisition costs	121,827,365	116,351,067
Mortgage servicing rights, net	3,051,805	3,461,146
Property and equipment, net	17,745,106	19,175,099
Value of business acquired	7,643,791	8,467,613
Goodwill	5,253,783	5,253,783
Other	24,051,168	20,072,195

Total Assets	$1,494,824,195	$1,430,552,275

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	September 30, 2024	December 31, 2023
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$937,811,456	$916,038,616
Unearned premium reserve	2,054,164	2,543,822
Bank and other loans payable	106,989,925	105,555,137
Deferred pre-need cemetery and mortuary contract revenues	19,493,005	18,237,246
Cemetery perpetual care obligation	5,565,003	5,326,196
Accounts payable	3,245,452	2,936,968
Other liabilities and accrued expenses	56,994,869	53,266,090
Income taxes	16,348,255	13,752,981
Total liabilities	1,148,502,129	1,117,657,056

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 21,117,986 shares issued and outstanding as of September 30, 2024 and 21,052,883 (1) shares issued and outstanding as of December 31, 2023	42,235,972	40,096,004
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,120,166 shares issued and outstanding as of September 30, 2024 and 3,120,432 (1) shares issued and outstanding as of December 31, 2023	6,240,332	5,943,708
Additional paid-in capital	78,977,933	72,424,429
Accumulated other comprehensive loss, net of taxes	(42,545)	(6,885,558)
Retained earnings	225,400,933	206,978,373
Treasury stock at cost - 938,919 Class A shares and 37,503 Class C shares as of September 30, 2024; and 852,338 (1) Class A shares and 37,503 (1) Class C shares as of December 31, 2023	(6,490,559)	(5,661,737)

Total stockholders’ equity	346,322,066	312,895,219

Total Liabilities and Stockholders’ Equity	$1,494,824,195	$1,430,552,275

(1)	Issued and outstanding shares have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Mortgage fee income	$30,224,092	$24,936,019	$81,675,278	$77,003,778
Insurance premiums and other considerations	30,011,081	28,906,803	89,823,732	85,687,394
Net investment income	17,799,096	19,248,463	55,790,472	57,195,320
Net mortuary and cemetery sales	6,814,331	7,234,031	21,531,769	20,874,174
Gains (losses) on investments and other assets	1,347,656	(932,414)	2,639,843	(4,676)
Other	2,077,431	848,825	3,792,127	2,832,630
Total revenues	88,273,687	80,241,727	255,253,221	243,588,620

Benefits and expenses:
Death benefits	13,570,336	14,678,251	43,354,254	46,811,922
Surrenders and other policy benefits	1,194,692	1,467,066	3,453,425	3,550,416
Increase in future policy benefits	8,589,354	9,476,678	27,148,178	26,031,421
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,287,003	4,480,457	11,332,305	13,615,359
Selling, general and administrative expenses:
Commissions	13,204,406	10,467,796	34,638,464	30,877,232
Personnel	21,249,554	20,234,106	61,907,265	62,705,033
Advertising	907,528	994,433	2,381,400	2,863,597
Rent and rent related	1,380,076	1,677,701	4,078,792	5,285,492
Depreciation on property and equipment	611,475	590,168	1,791,823	1,765,797
Costs related to funding mortgage loans	1,694,791	1,563,172	4,677,767	5,246,881
Other	6,191,624	7,124,347	19,476,918	22,308,291
Interest expense	1,060,653	1,151,534	3,161,943	4,019,669
Cost of goods and services sold-mortuaries and cemeteries	1,117,513	1,177,328	3,627,101	3,614,599
Total benefits and expenses	73,059,005	75,083,037	221,029,635	228,695,709

Earnings before income taxes	15,214,682	5,158,690	34,223,586	14,892,911
Income tax expense	(3,383,238)	(1,117,397)	(7,646,071)	(3,258,740)

Net earnings	$11,831,444	$4,041,293	$26,577,515	$11,634,171

Net earnings per Class A Equivalent common share (1)	$0.51	$0.17	$1.14	$0.50

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.49	$0.17	$1.11	$0.49

Weighted-average Class A equivalent common shares outstanding (1)	23,240,725	23,169,141	23,287,707	23,171,889

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	24,053,486	23,975,784	23,984,233	23,837,693

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$11,831,444	$4,041,293	$26,577,515	$11,634,171
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$10,443,490	(6,805,602)	$8,661,351	(6,580,750)
Unrealized gains (losses) on restricted assets (1)	9,353	(12,284)	5,770	(14,340)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	4,263	(2,487)	2,438	(3,299)
Other comprehensive income (loss), before income tax	10,457,106	(6,820,373)	8,669,559	(6,598,389)
Income tax (expense) benefit	(2,201,866)	1,432,846	(1,826,546)	1,386,368
Other comprehensive income (loss), net of income tax	8,255,240	(5,387,527)	6,843,013	(5,212,021)
Comprehensive income (loss)	$20,086,684	$(1,346,234)	$33,420,528	$6,422,150

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2024
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

January 1, 2024	$40,096,004	$5,943,708	$72,424,429	$(6,885,558)	$206,978,373	$(5,661,737)	$312,895,219

Net earnings	-	-	-	-	7,474,522	-	7,474,522
Other comprehensive loss	-	-	-	(895,098)	-	-	(895,098)
Stock-based compensation expense	-	-	199,887	-	-	-	199,887
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	103,788	-	-	366,733	470,521
Purchase of treasury stock	-	-	-	-	-	(41,077)	(41,077)
Conversion Class C to Class A	348	(348)	-	-	-	-	-
March 31, 2024	$40,097,162	$5,943,360	$72,727,294	$(7,780,656)	$214,452,895	$(5,336,081)	$320,103,974

Net earnings	-	-	-	-	7,271,549	-	7,271,549
Other comprehensive loss	-	-	-	(517,129)	-	-	(517,129)
Stock-based compensation expense	-	-	184,066	-	-	-	184,066
Exercise of stock options	64,164	-	(17,982)	-	-	-	46,182
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	13,201	-	-	252,208	265,409
Purchase of treasury stock	-	-	-	-	-	(1,588,058)	(1,588,058)
Conversion Class C to Class A	184	(184)	-	-	-	-	-
Stock dividends	2,009,442	297,156	5,847,226	-	(8,153,824)	-	-
June 30, 2024	$42,171,872	$6,240,332	$78,752,885	$(8,297,785)	$213,570,620	$(6,671,931)	$325,765,993

Net earnings	-	-	-	-	11,831,444	-	11,831,444
Other comprehensive income	-	-	-	8,255,240	-	-	8,255,240
Stock-based compensation expense	-	-	196,326	-	-	-	196,326
Exercise of stock options	62,860	-	7,550	-	-	-	70,410
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	21,281	-	-	224,469	245,750
Purchase of treasury stock	-	-	-	-	-	(43,097)	(43,097)
Stock dividends	320	-	811	-	(1,131)	-	-
September 30, 2024	$42,235,972	$6,240,332	$78,977,933	$(42,545)	$225,400,933	$(6,490,559)	$346,322,066

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net cash provided by operating activities	$34,894,323	$18,383,768
Cash flows from investing activities:
Purchases of fixed maturity securities	(45,346,681)	(50,158,586)
Sales, calls and maturities of fixed maturity securities	89,829,379	33,160,924
Purchases of equity securities	(2,769,612)	(6,464,200)
Sales of equity securities	2,018,249	5,891,964
Purchases of restricted assets	(2,536,814)	(1,836,290)
Sales, calls and maturities of restricted assets	1,171,707	387,049
Purchases of cemetery perpetual care trust investments	(2,487,924)	(493,833)
Sales, calls and maturities of perpetual care trust investments	2,383,653	177,932
Mortgage loans held for investment, other investments and policy loans made	(549,027,246)	(467,172,350)
Payments received for mortgage loans held for investment, other investments and policy loans	540,583,700	532,511,486
Purchases of property and equipment	(575,648)	(791,569)
Sales of property and equipment	365,693	-
Purchases of real estate	(46,189,096)	(17,219,245)
Sales of real estate	28,385,283	25,727,541
Net cash provided by investing activities	15,804,643	53,720,823
Cash flows from financing activities:
Investment contract receipts	10,193,442	9,323,700
Investment contract withdrawals	(11,520,918)	(11,657,189)
Proceeds from stock options exercised	116,592	64,959
Purchases of treasury stock	(1,672,232)	(2,843,365)
Repayment of bank loans	(1,423,826)	(69,133,305)
Proceeds from bank loans	-	68,500,000
Net change in warehouse line borrowings for loans held for sale	2,622,976	(52,720,401)
Net cash used in financing activities	(1,683,966)	(58,465,601)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	49,015,000	13,638,990
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	139,923,399	133,483,817
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$188,938,399	$147,122,807
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,124,591	$4,182,368
Income taxes (net of refunds)	6,877,342	18,911,907
Non Cash Operating, Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,130,610	$139,095
Benefit plans funded with treasury stock	981,680	1,702,781
Loans held for sale foreclosed into real estate held for sale	858,977	-
Right-of-use assets obtained in exchange for finance lease liabilities	176,040	12,332
Transfer of loans held for sale to mortgage loans held for investment	-	3,017,626
Transfer from mortgage loans held for investment to restricted assets	-	1,625,961
Transfer from mortgage loans held for investment to cemetery perpetual care trust investments	-	1,611,550

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows are presented in the table below:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$170,706,542	$134,751,854
Restricted assets	15,232,601	10,946,379
Cemetery perpetual care trust investments	2,999,256	1,424,574
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$188,938,399	$147,122,807

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

September 30, 2024 (Unaudited)

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

Accounting Standards Issued But Not Yet Adopted

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The standard is aimed at improving the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplifying amortization of deferred acquisition costs while improving and expanding required disclosures. ASU No. 2018-12 is effective for annual reporting periods beginning after December 15, 2024 and interim reporting periods beginning after December 15, 2025. The Company will adopt the standard commencing with its annual reporting period ending December 31, 2025. The Company is nearing completion of its analysis and implementation of the new standard, including the identification of cohorts, system updates, and design. The Company has engaged its team of actuaries, accountants, and systems specialists and consulted external system providers as part of the implementation. The Company is in the process of estimating the impact of the new guidance on the consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments

The Company’s investments as of September 30, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$76,328,048	$1,233,362	$(451,493)	$-	$77,109,917

Obligations of states and political subdivisions	5,940,034	19,228	(145,441)	-	5,813,821

Corporate securities including public utilities	230,885,585	6,223,923	(3,885,889)	(402,553)	232,821,066

Mortgage-backed securities	33,740,031	361,640	(3,571,090)	(12,049)	30,518,532

Redeemable preferred stock	250,000	-	-	-	250,000

Total fixed maturity securities available for sale	$347,143,698	$7,838,153	$(8,053,913)	$(414,602)	$346,513,336

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,357,095	$5,299,178	$(270,702)		$16,385,571

Total equity securities at estimated fair value	$11,357,095	$5,299,178	$(270,702)		$16,385,571

Mortgage loans held for investment at amortized cost:
Residential	$88,452,336
Residential construction	130,683,596
Commercial	66,462,554
Less: Unamortized deferred loan fees, net	(1,978,564)
Less: Allowance for credit losses	(1,579,746)
Less: Net discounts	(305,994)

Total mortgage loans held for investment	$281,734,182

Real estate held for investment - net of accumulated depreciation:
Residential	$73,610,520
Commercial	126,880,036

Total real estate held for investment	$200,490,556

Real estate held for sale:
Residential	$849,900
Commercial	151,553

Total real estate held for sale	$1,001,453

Other investments and policy loans at amortized cost:
Policy loans	$13,735,282
Insurance assignments	45,954,394
Federal Home Loan Bank stock (2)	2,378,200
Other investments	9,692,608
Less: Allowance for credit losses for insurance assignments	(1,540,835)

Total other investments and policy loans	$70,219,649

Accrued investment income	$7,860,824

Total investments	$924,205,571

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $553,900 of Membership stock and $1,824,300 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

There were no investments, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of September 30, 2024, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2024 and December 31, 2023. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
September 30, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$534	$4,411,131	$450,959	$22,087,838	$451,493	$26,498,969
Obligations of states and political subdivisions	-	-	145,441	4,162,052	145,441	4,162,052
Corporate securities	171,711	15,096,035	3,714,178	83,653,386	3,885,889	98,749,421
Mortgage-backed securities	5,712	695,868	3,565,378	19,827,317	3,571,090	20,523,185
Totals	$177,957	$20,203,034	$7,875,956	$129,730,593	$8,053,913	$149,933,627

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$29,394	$9,436,090	$1,387,054	$70,885,403	$1,416,448	$80,321,493
Obligations of states and political subdivisions	11,105	470,325	308,155	5,284,498	319,260	5,754,823
Corporate securities	529,660	32,507,773	6,615,847	107,556,216	7,145,507	140,063,989
Mortgage-backed securities	29,799	2,260,445	4,673,106	22,184,174	4,702,905	24,444,619
Totals	$599,958	$44,674,633	$12,984,162	$205,910,291	$13,584,120	$250,584,924

Relevant holdings were comprised of 433 securities with fair values aggregating 94.9% of the aggregate amortized cost as of September 30, 2024. Relevant holdings were comprised of 606 securities with fair values aggregating 94.9% of the aggregate amortized cost as of December 31, 2023. Credit loss provision of $20,342 and credit loss release of $1,741 have been recognized for the three month periods ended September 30, 2024 and 2023, respectively. Credit loss provision of $100,053 and $222,264 have been recognized for the nine month periods ended September 30, 2024 and 2023, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The NAIC assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 are considered investment grade while the NAIC Class 3 through 6 designations are considered non-investment grade. Based on the NAIC designations, the Company had 97.9% and 98.2% of its fixed maturity securities rated investment grade as of September 30, 2024 and December 31, 2023, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	September 30, 2024		December 31, 2023
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$176,865,129	$176,303,283	$221,933,425	$216,975,288
2	162,142,176	162,728,124	161,062,016	157,346,803
3	6,534,603	6,134,808	6,418,829	5,953,542
4	1,104,422	1,048,370	982,290	948,478
5	246,186	48,750	236,648	51,875
6	1,182	1	1,233	-
Total	$346,893,698	$346,263,336	$390,634,441	$381,275,986

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the three month periods ended September 30, 2024:

	Three Months Ended September 30, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - June 30, 2024	$-	$-	$382,211	$12,049	$394,260

Additions for credit losses not previously recorded	-	-	25,000	-	25,000
Change in allowance on securities with previous allowance	-	-	(4,658)	-	(4,658)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2024	$-	$-	$402,553	$12,049	$414,602

	Three Months Ended September 30, 2023
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - June 30, 2023	$-	$-	$224,005	$-	$224,005

Additions for credit losses not previously recorded	-	-	-	-	-
Change in allowance on securities with previous allowance	-	-	(1,741)	-	(1,741)
Reductions for securities sold during the period	-	-	(10,764)	-	(10,764)
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2023	$-	$-	$211,500	$-	$211,500

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the nine month periods ended September 30, 2024:

	Nine Months Ended September 30, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - January 1, 2024	$-	$-	$308,500	$6,049	$314,549

Additions for credit losses not previously recorded	-	-	55,000	6,000	61,000
Change in allowance on securities with previous allowance	-	-	39,053	-	39,053
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2024	$-	$-	$402,553	$12,049	$414,602

	Nine Months Ended September 30, 2023
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - January 1, 2023	$-	$-	$-	$-	$-

Additions for credit losses not previously recorded	-	-	179,500	-	179,500
Change in allowance on securities with previous allowance	-	-	42,764	-	42,764
Reductions for securities sold during the period	-	-	(10,764)	-	(10,764)
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2023	$-	$-	$211,500	$-	$211,500

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of September 30, 2024, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$7,981,489	$7,842,911
Due in 2-5 years	136,017,903	136,085,053
Due in 5-10 years	103,303,678	106,137,140
Due in more than 10 years	65,850,597	65,679,700
Mortgage-backed securities	33,740,031	30,518,532
Redeemable preferred stock	250,000	250,000
Total	$347,143,698	$346,513,336

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$181,949	$207,522	$789,190	$1,163,132
Gross realized gains	-	-	2,714	11,257
Gross realized losses	(20,666)	(3,368)	(1,522)	(57,472)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of September 30, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$6,402,068	$6,206,650
Other investments	400,000	400,000
Cash and cash equivalents	1,385,229	1,909,215
Total assets on deposit	$8,187,297	$8,515,865

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of September 30, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$26,907,601	$27,903,952
Cash and cash equivalents	3,427,980	2,101,052
Total assets on deposit	$30,335,581	$30,005,004

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). Assets pledged as collateral with the FHLB are presented below. These pledged securities are used as collateral for any FHLB cash advances.

	As of September 30, 2024	As of December 31, 2023
Fixed maturity securities available for sale at estimated fair value	$66,564,387	$93,903,089

Real Estate Held for Investment and Held for Sale

The Company strategically deploys resources into real estate assets to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development, and mortgage foreclosures.

Commercial Real Estate Held for Investment and Held for Sale

The Company owns and manages commercial real estate assets as a means of both generating investment income and providing workspace for its employees. These assets are acquired in accordance with the Company’s goals and objectives for risk-adjusted returns. Due diligence is conducted on each asset using internal and third-party resources. The geographic locations and asset classes of investments are determined by senior management under the direction of the Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

The Company employs full-time employees to attend to the day-to-day operations of those assets within the greater Salt Lake area and close surrounding markets. The Company utilizes third party property managers where the geographic location does not warrant full-time staff or through strategic lease-up periods. The Company will generally acquire assets as a result of company acquisitions or that are in regions expected to have high growth in employment and population and that provide operational efficiencies.

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

The aggregated net book value of commercial real estate serving as collateral for bank loans was $120,756,194 and $124,381,467 as of September 30, 2024 and December 31, 2023, respectively. The associated bank loan carrying values totaled $96,470,650 and $97,807,614 as of September 30, 2024 and December 31, 2023, respectively.

During the three and nine month periods ended September 30, 2024 and 2023, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended September 30, 2024 and 2023, the Company recorded depreciation expense on commercial real estate held for investment of $1,420,367 and $1,572,494, respectively, and of $4,366,462 and $4,715,322 during the nine month periods ended September 30, 2024 and 2023, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Utah (1)	$126,861,284	$142,475,177	546,941	625,920
Louisiana	18,752	19,250	1,622	1,622

	$126,880,036	$142,494,427	548,563	627,542

(1)	Includes Center53

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	September 30, 2024 (1)	December 31, 2023	September 30, 2024	December 31, 2023
Mississippi	$151,553	$3,028,973	-	19,694

	$151,553	$3,028,973	-	19,694

(1)	Consists of approximately 93 acres of undeveloped land

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

Residential Real Estate Held for Investment and Held for Sale

The Company occasionally acquires residential homes through the mortgage loan foreclosure process. The Company has the option to sell these properties or to continue to hold them for expected cash flow and price appreciation.

The Company established Security National Real Estate Services (“SNRE”) to manage its residential property portfolio. SNRE cultivates and maintains the preferred vendor relationships necessary to manage costs and quality of work performed on the Company’s entire residential property portfolio.

During the three and nine month periods ended September 30, 2024 and 2023 the Company did not record any impairment losses on residential real estate held for sale or held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended September 30, 2024 and 2023, the Company recorded depreciation expense on residential real estate held for investment of $2,653 and $2,648, respectively, and $7,958 and $7,944 during the nine month periods ended September 30, 2024 and 2023, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2024	December 31, 2023
Utah (1)	$73,610,520	$40,924,865
	$73,610,520	$40,924,865

(1)	Includes multiple residential subdivision development projects

The Company also invests in residential subdivision developments. The following table presents additional information regarding the Company’s residential subdivision development projects in Utah:

	September 30, 2024	December 31, 2023
Lots developed	35	42
Lots to be developed	1,304	1,145
Book Value	$73,432,813	$40,739,201

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2024	December 31, 2023
Utah	$849,900	$-
	$849,900	$-

The net book value of foreclosed residential real estate included in residential real estate held for sale was $849,900 and nil as of September 30, 2024 and December 31, 2023, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of September 30, 2024, real estate owned and occupied by the Company is summarized as follows:

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

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of September 30, 2024, the Company had 53%, 9%, 7%, 7% and 5%, of its mortgage loans from borrowers located in the states of Utah, Florida, Texas, Arizona, and California, respectively. As of December 31, 2023, the Company had 44%, 11%, 10%, 7% and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, and Arizona respectively.

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

September 30, 2024 (Unaudited)

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $297,000 and $237,000 as of September 30, 2024 and December 31, 2023, respectively.

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

September 30, 2024 (Unaudited)

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

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - June 30, 2024	$849,323	$1,779,386	$225,143	$2,853,852
Change in provision for credit losses (2)	(87,611)	(127,239)	36,229	(178,621)
Charge-offs	-	(1,095,485)	-	(1,095,485)
Ending balance - September 30, 2024	$761,712	$556,662	$261,372	$1,579,746

Beginning balance - June 30, 2023	$831,055	$1,589,860	$242,645	$2,663,560
Change in provision for credit losses (2)	(20,873)	10,310	(40,053)	(50,616)
Charge-offs	-	-	-	-
Ending balance - September 30, 2023	$810,182	$1,600,170	$202,592	$2,612,944

	Nine Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - January 1, 2024	$1,219,653	$2,390,894	$208,106	$3,818,653
Change in provision for credit losses (2)	(457,941)	(738,747)	53,266	(1,143,422)
Charge-offs	-	(1,095,485)	-	(1,095,485)
Ending balance - September 30, 2024	$761,712	$556,662	$261,372	$1,579,746

Beginning balance - January 1, 2023	$187,129	$1,739,980	$43,202	$1,970,311
Adoption of ASU 2016-13 (1)	555,807	(192,607)	301,830	665,030
Change in provision for credit losses (2)	67,246	52,797	(142,440)	(22,397)
Charge-offs	-	-	-	-
Ending balance - September 30, 2023	$810,182	$1,600,170	$202,592	$2,612,944

(1)	See Note 2 of the notes to the condensed consolidated financial statements
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
September 30, 2024
30-59 days past due	$-	$6,252,738	$-	$6,252,738
60-89 days past due	-	1,299,663	-	1,299,663
Over 90 days past due (1)	3,555,000	2,183,008	-	5,738,008
In process of foreclosure (1)	191,508	3,516,610	-	3,708,118
Total past due	3,746,508	13,252,019	-	16,998,527
Current	62,716,046	75,200,317	130,683,596	268,599,959
Total mortgage loans	66,462,554	88,452,336	130,683,596	285,598,486
Allowance for credit losses	(761,712)	(556,662)	(261,372)	(1,579,746)
Unamortized deferred loan fees, net	(94,848)	(1,194,377)	(689,339)	(1,978,564)
Unamortized discounts, net	(152,838)	(153,156)	-	(305,994)
Net mortgage loans held for investment	$65,453,156	$86,548,141	$129,732,885	$281,734,182

December 31, 2023
30-59 days past due	$-	$3,387,673	$-	$3,387,673
60-89 days past due	-	3,472,760	-	3,472,760
Over 90 days past due (1)	405,000	3,480,931	-	3,885,931
In process of foreclosure (1)	1,241,508	1,021,790	-	2,263,298
Total past due	1,646,508	11,363,154	-	13,009,662
Current	72,530,030	91,790,433	104,052,748	268,373,211
Total mortgage loans	74,176,538	103,153,587	104,052,748	281,382,873
Allowance for credit losses	(1,219,653)	(2,390,894)	(208,106)	(3,818,653)
Unamortized deferred loan fees, net	(172,989)	(1,135,491)	(314,746)	(1,623,226)
Unamortized discounts, net	(216,705)	(107,452)	-	(324,157)
Net mortgage loans held for investment	$72,567,191	$99,519,750	$103,529,896	$275,616,837

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing loan to value (“LTV”) and debt service coverage ratios (“DSCR”). Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Total	% of Total
LTV:
Less than 65%	$5,604,700	$27,454,450	$2,828,743	$3,020,636	$-	$9,138,597	$48,047,126	72.29%
65% to 80%	10,432,942	1,840,776	823,397	-	4,913,313	-	18,010,428	27.10%
Greater than 80%	-	-	-	405,000	-	-	405,000	0.61%

Total	$16,037,642	$29,295,226	$3,652,140	$3,425,636	$4,913,313	$9,138,597	$66,462,554	100.00%

DSCR
>1.20x	$15,604,700	$20,990,000	$1,000,000	$-	$4,913,313	$5,459,400	$47,967,413	72.17%
1.00x - 1.20x	432,942	8,305,226	2,652,140	3,425,636	-	3,679,197	18,495,141	27.83%
<1.00x	-	-	-	-	-	-	-	0.00%

Total	$16,037,642	$29,295,226	$3,652,140	$3,425,636	$4,913,313	$9,138,597	$66,462,554	100.00%

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

September 30, 2024 (Unaudited)

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Total	% of Total
Performance Indicators:
Performing	$8,179,852	$11,232,976	$44,202,986	$3,379,192	$5,902,895	$9,854,817	$82,752,718	93.56%
Non-performing (1)	-	2,819,075	541,333	684,478	588,864	1,065,868	5,699,618	6.44%

Total	$8,179,852	$14,052,051	$44,744,319	$4,063,670	$6,491,759	$10,920,685	$88,452,336	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $3,516,610

LTV:
Less than 65%	$2,624,800	$5,055,179	$5,981,284	$1,796,124	$2,452,998	$5,348,470	$23,258,855	26.30%
65% to 80%	5,555,052	8,806,209	37,672,607	1,948,129	3,351,111	5,504,578	62,837,686	71.04%
Greater than 80%	-	190,663	1,090,428	319,417	687,650	67,637	2,355,795	2.66%

Total	$8,179,852	$14,052,051	$44,744,319	$4,063,670	$6,491,759	$10,920,685	$88,452,336	100.00%

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

September 30, 2024 (Unaudited)

3) Investments (Continued)

The Company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$93,115,744	$24,076,981	$2,084,366	$11,406,505	$130,683,596	100.00%
Non-performing	-	-	-	-	-	0.00%

Total	$93,115,744	$24,076,981	$2,084,366	$11,406,505	$130,683,596	100.00%

LTV:
Less than 65%	$35,065,417	$22,918,540	$1,630,488	$11,406,505	$71,020,950	54.35%
65% to 80%	57,429,690	1,158,441	453,878	-	59,042,009	45.18%
Greater than 80%	620,637	-	-	-	620,637	0.47%

Total	$93,115,744	$24,076,981	$2,084,366	$11,406,505	$130,683,596	100.00%

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

September 30, 2024 (Unaudited)

3) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of September 30, 2024	As of December 31, 2023
30-59 days past due	$9,571,073	$10,829,629
60-89 days past due	3,593,162	3,709,754
Over 90 days past due	5,430,234	4,329,468
Total past due	18,594,469	18,868,851
Current	27,359,925	26,736,471
Total insurance assignments	45,954,394	45,605,322
Allowance for credit losses	(1,540,835)	(1,553,836)
Net insurance assignments	$44,413,559	$44,051,486

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - June 30, 2024	$1,535,324
Change in provision for credit losses (1)	259,643
Charge-offs	(254,132)
Ending balance - September 30, 2024	$1,540,835

Beginning balance - June 30, 2023	$1,690,693
Change in provision for credit losses (1)	214,934
Charge-offs	(350,366)
Ending balance - September 30, 2023	$1,555,261

Nine Months Ended
Beginning balance - January 1, 2024	$1,553,836
Change in provision for credit losses (1)	752,256
Charge-offs	(765,257)
Ending balance - September 30, 2024	$1,540,835

Beginning balance - January 1, 2023	$1,609,951
Change in provision for credit losses (1)	667,260
Charge-offs	(721,950)
Ending balance - September 30, 2023	$1,555,261

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity securities:
Gross realized gains	$7,929	$37,565	$13,120	$54,619
Gross realized losses	(43,184)	(10,383)	(61,539)	(102,182)
Net credit loss release (provision)	(20,342)	1,740	(100,053)	(222,264)

Equity securities:
Gains (losses) on securities sold	708	324,009	(16,662)	277,057
Unrealized gains (losses) on securities held at the end of the period	2,415,881	(1,321,511)	3,534,285	(423,448)

Mortgage loans held for investment:
Gross realized gains	-	-	-	-
Gross realized losses	(1,161,364)	-	(1,161,364)	-

Real estate held for investment and sale:
Gross realized gains	71,622	36,166	360,474	197,194
Gross realized losses	-	-	-	-

Other assets:
Gross realized gains	95,690	-	92,095	214,348
Gross realized losses	(19,284)	-	(20,513)	-
Total	$1,347,656	$(932,414)	$2,639,843	$(4,676)

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the cemetery perpetual care trust investments and the restricted assets and of the cemeteries and mortuaries of $1,140,136 and $452,115 in net gains for the three month periods ended September 30, 2024 and 2023, respectively, and of $1,519,487 and $200,605 in net gains for the nine month periods ended September 30, 2024 and 2023, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity securities available for sale	$4,301,241	$4,242,185	$13,050,503	$12,398,685
Equity securities	171,767	167,348	516,363	448,564
Mortgage loans held for investment	7,032,201	9,842,845	22,867,797	27,797,908
Real estate held for investment and sale	3,093,459	3,291,047	9,893,539	11,553,643
Policy loans	225,393	191,843	715,791	599,498
Insurance assignments	5,009,043	4,340,644	14,971,607	13,570,659
Other investments	272,062	213,560	672,363	555,720
Cash and cash equivalents	1,700,898	1,083,241	5,107,765	2,651,148
Gross investment income	21,806,064	23,372,713	67,795,728	69,575,825
Investment expenses	(4,006,968)	(4,124,250)	(12,005,256)	(12,380,505)
Net investment income	$17,799,096	$19,248,463	$55,790,472	$57,195,320

Net investment income includes income earned by the cemetery perpetual care trust investments and the restricted assets of the cemeteries and mortuaries of $393,811 and $372,277 for the three month periods ended September 30, 2024 and 2023, respectively, and of $1,798,170 and $2,224,629 for the nine month periods ended September 30, 2024 and 2023, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of September 30, 2024	As of December 31, 2023
Fixed maturity securities available for sale	$3,798,114	$3,984,695
Equity securities	9,437	20,451
Mortgage loans held for investment	949,979	2,661,092
Real estate held for investment	3,011,035	3,486,115
Cash and cash equivalents	92,259	18,437
Total accrued investment income	$7,860,824	$10,170,790

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

4) Loans Held for Sale

The Company’s loans held for sale portfolio is valued using the fair value option. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on recognition of mortgage loan interest income and is included in mortgage fee income on the condensed consolidated statement of earnings. Included in loans held for sale are loans in the process of foreclosure with an aggregate unpaid principal balance of $332,848 and $1,636,090 as of September 30, 2024 and December 31, 2023, respectively. See Note 8 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of September 30, 2024	As of December 31, 2023

Aggregate fair value	$142,897,741	$126,549,190
Unpaid principal balance	139,678,479	127,185,867
Unrealized gain (loss)	3,219,262	(636,677)

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loan fees	$7,358,830	$6,033,227	$20,245,527	$16,408,443
Interest income	2,357,379	2,637,971	6,104,113	7,265,516
Secondary gains	17,982,124	17,625,394	51,387,693	54,884,965
Change in fair value of loan commitments	(179,836)	(1,504,286)	811,765	(977,716)
Change in fair value of loans held for sale	2,959,729	(108,676)	3,855,914	(715,799)
Provision for loan loss reserve	(254,134)	252,389	(729,734)	138,369
Mortgage fee income	$30,224,092	$24,936,019	$81,675,278	$77,003,778

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of September 30, 2024	As of December 31, 2023
Balance, beginning of period	$547,233	$1,725,667
Provision on current loan originations (1)	729,734	27,164
Charge-offs, net of recaptured amounts	(444,882)	(1,205,598)
Balance, end of period	$832,085	$547,233

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the nine month period ended September 30, 2024, $729,734 in reserves were added at a rate of 4.2 basis points per loan, the equivalent of $420 per $1,000,000 in loans originated. This is a decrease over the nine month period ended September 30, 2023, when reserves of $770,220 were added at a rate of 4.5 basis points per loan originated, the equivalent of $450 per $1,000,000 in loans originated. The Company monitors market data and trends, economic conditions (including forecasts), and its own experience to maintain adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

5) Stock Compensation Plans

The Company has equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”).

Stock Options

Stock based compensation expense for stock options issued of $195,431 and $145,973 has been recognized for these plans for the three month periods ended September 30, 2024 and 2023, respectively, and $577,613 and $430,856 has been recognized for these plans for the nine month periods ended September 30, 2024 and 2023, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of September 30, 2024, the total unrecognized compensation expense related to the options issued was $134,239, which is expected to be recognized over the remaining vesting period.

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

Activity of the stock option plans during the nine month period ended September 30, 2024, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at January 1, 2024	833,570	$4.91	1,520,062	$5.57
Adjustment for the effect of stock dividends	38,724		76,005
Granted	16,500		-
Exercised	(88,714)		-
Cancelled	(17,333)		-
Outstanding at September 30, 2024	782,747	$5.16	1,596,067	$5.57

As of September 30, 2024:
Options exercisable	751,872	$5.05	1,519,817	$5.46

As of September 30, 2024:
Available options for future grant	39,006		556,238

Weighted average contractual term of options outstanding at September 30, 2024	4.91 years		5.74 years

Weighted average contractual term of options exercisable at September 30, 2024	4.73 years		5.63 years

Aggregated intrinsic value of options outstanding at September 30, 2024 (1)	$3,165,305		$5,793,310

Aggregated intrinsic value of options exercisable at September 30, 2024 (1)	$3,119,776		$5,676,723

(1)	The Company used a stock price of $9.20 as of September 30, 2024 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine month periods ended September 30, 2024 and 2023 was $290,159 and $454,923, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

5) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $895 and nil has been recognized under these plans for the three month periods ended September 30, 2024 and 2023, respectively, and of $2,666 and $742 has been recognized under these plans for the nine month periods ended September 30, 2024 and 2023, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. The fair value of each RSU granted is determined by the Company’s stock price on the date of the grant. As of September 30, 2024, the total unrecognized compensation expense related to the RSUs issued was $598, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the nine month period ended September 30, 2024 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	2,245	$7.72
Granted	-
Vested	(1,325)
Non-vested at September 30, 2024	920	$7.99

Available RSUs for future grant	16,540

Activity of the RSUs during the nine month period ended September 30, 2023 is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	1,620	$6.48
Granted	-
Vested	(810)
Non-vested at September 30, 2023	810	$6.48

Available RSUs for future grant	18,380

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net earnings	$11,831,444	$4,041,293	$26,577,515	$11,634,171
Denominator:
Basic weighted-average shares outstanding	23,240,725	23,169,141	23,287,707	23,171,889
Effect of dilutive securities:
Employee stock options	812,761	806,643	696,526	665,804
Diluted weighted-average shares outstanding	24,053,486	23,975,784	23,984,233	23,837,693

Basic net earnings per share	$0.51	$0.17	$1.14	$0.50

Diluted net earnings per share	$0.49	$0.17	$1.11	$0.49

For the nine month periods ended September 30, 2024 and 2023, there were nil and 55,125 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2022(1)	19,708,011	3,031,453

Exercise of stock options	239,191	-
Vesting of restricted stock units	810	-
Conversion of Class C to Class A	59,599	(59,599)

Outstanding shares at September 30, 2023	20,007,611	2,971,854

Outstanding shares at December 31, 2023(1)	21,052,883	3,120,432

Exercise of stock options	63,512	-
Vesting of restricted stock units	1,325	-
Conversion of Class C to Class A	266	(266)

Outstanding shares at September 30, 2024	21,117,986	3,120,166

(1)	Adjusted retroactively for the effect of annual stock dividends

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

7) Business Segment Information (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Intercompany Eliminations	Consolidated
For the Three Months Ended
September 30, 2024
Revenues from external customers	$48,853,356	$8,542,677	$30,877,654	$-	$88,273,687
Intersegment revenues	2,066,052	85,699	137,946	(2,289,697)	-
Segment profit (loss) before income taxes	12,358,186	2,840,346	16,150	-	15,214,682

For the Nine Months Ended
September 30, 2024
Revenues from external customers	$146,061,306	$25,608,123	$83,583,792		$255,253,221
Intersegment revenues	5,351,600	255,234	429,541	(6,036,375)	-
Segment profit (loss) before income taxes	28,052,410	7,984,287	(1,813,111)		34,223,586

Identifiable Assets	$1,379,914,778	$103,403,799	$99,663,509	$(93,411,674)	$1,489,570,412
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,382,680,348	$105,892,012	$99,663,509	$(93,411,674)	$1,494,824,195

For the Three Months Ended
September 30, 2023
Revenues from external customers	$47,199,169	$7,416,423	$25,626,135	$-	$80,241,727
Intersegment revenues	2,330,292	85,699	133,639	(2,549,630)	-
Segment profit (loss) before income taxes	7,175,181	1,469,592	(3,486,083)	-	5,158,690

For the Nine Months Ended
September 30, 2023
Revenues from external customers	$140,685,555	$23,427,327	$79,475,738		$243,588,620
Intersegment revenues	6,357,810	254,302	393,145	(7,005,257)	-
Segment profit (loss) before income taxes	20,017,102	6,082,343	(11,206,534)		14,892,911

Identifiable Assets	$1,299,027,212	$92,299,022	$107,800,781	$(90,608,563)	$1,408,518,452
Goodwill	2,765,570	2,488,213	-	-	5,253,783
Total Assets	$1,301,792,782	$94,787,235	$107,800,781	$(90,608,563)	$1,413,772,235

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

September 30, 2024 (Unaudited)

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

September 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of September 30, 2024:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$346,513,336	$-	$345,281,782	$1,231,554
Equity securities	16,385,571	16,385,571	-	-
Loans held for sale	142,897,741	-	-	142,897,741
Restricted assets (1)	1,747,584	-	1,747,584	-
Restricted assets (2)	9,860,911	9,860,911	-	-
Cemetery perpetual care trust investments (1)	771,935		771,935	-
Cemetery perpetual care trust investments (2)	5,072,421	5,072,421	-	-
Derivatives - loan commitments (3)	5,563,882	-	-	5,563,882
Total assets accounted for at fair value on a recurring basis	$528,813,381	$31,318,903	$347,801,301	$149,693,177

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(3,168,855)	-	-	(3,168,855)
Total liabilities accounted for at fair value on a recurring basis	$(3,168,855)	$-	$-	$(3,168,855)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

September 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Range of Inputs
	September	Valuation	Unobservable	Minimum	Maximum	Weighted
	30, 2024	Technique	Input(s)	Value	Value	Average
Loans held for sale	$142,897,741	Market approach	Investor contract pricing as a percentage of unpaid principal balance	87.0%	107.0%	102.0%

Derivatives - loan commitments (net)	2,395,027	Market approach	Pull-through rate	65.0%	100.0%	85.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	135 bps	44 bps

Fixed maturity securities available for sale	1,231,554	Broker quotes	Pricing quotes	$98.40	$100.00	$99.27

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Range of Inputs
	December	Valuation	Unobservable	Minimum	Maximum	Weighted
	31, 2023	Technique	Input(s)	Value	Value	Average
Loans held for sale	$126,549,190	Market approach	Investor contract pricing as a percentage of unpaid principal balance	70.0%	121.0%	100.0%

Derivatives - loan commitments (net)	1,583,262	Market approach	Pull-through rate	70.0%	99.0%	86.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	119 bps	49 bps

Fixed maturity securities available for sale	1,238,656	Broker quotes	Pricing quotes	$98.40	$102.46	$99.86

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended September 30, 2024:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - June 30, 2024	$2,574,863		$150,196,416		$1,237,469
Originations and purchases	-		633,213,359		-
Sales, maturities and paydowns	-		(655,088,969)		-
Total gains (losses):
Included in earnings	(179,836	)(1)	14,576,935	(1)	-	(2)
Included in other comprehensive income	-		-		(5,915)

Balance - September 30, 2024	$2,395,027		$142,897,741		$1,231,554

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended September 30, 2023:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - June 30, 2023	$3,233,447		$161,310,060	$1,431,874
Originations and purchases	-		569,095,944	-
Sales, maturities and paydowns	-		(585,545,472)	(129,521)
Transfer to mortgage loans held for investment			(1,867,552)
Total gains (losses):
Included in earnings	(1,504,286	)(1)	9,553,586 (1)	(109	)(2)
Included in other comprehensive income	-		-	(70,057)

Balance - September 30, 2023	$1,729,161		$152,546,566	$1,232,187

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the nine month period ended September 30, 2024:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2023	$1,583,262		$126,549,190	$1,238,656
Originations and purchases	-		1,723,036,874	-
Sales, maturities and paydowns	-		(1,742,693,113)	-
Transfer to mortgage loans held for investment	-		-	-
Loans held for sale foreclosed into real estate held for sale			(858,977)
Total gains (losses):
Included in earnings	811,765	(1)	36,863,767 (1)	-	(2)
Included in other comprehensive income	-		-	(7,102)

Balance - September 30, 2024	$2,395,027		$142,897,741	$1,231,554

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

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and as of December 31, 2023.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of September 30, 2024 and December 31, 2023.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2024:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$86,548,141	$-	$-	$88,394,509	$88,394,509
Residential construction	129,732,885	-	-	129,732,885	129,732,885
Commercial	65,453,156	-	-	66,238,958	66,238,958
Mortgage loans held for investment, net	$281,734,182	$-	$-	$284,366,352	$284,366,352
Policy loans	13,735,282	-	-	13,735,282	13,735,282
Insurance assignments, net (1)	44,413,559	-	-	44,413,559	44,413,559
Restricted assets (2)	1,111,073	-	-	1,111,073	1,111,073
Cemetery perpetual care trust investments (2)	99,800	-	-	99,800	99,800
Mortgage servicing rights, net	3,051,805	-	-	4,170,880	4,170,880

Liabilities
Bank and other loans payable	$(106,989,925)	$-	$-	$(92,105,403)	$(92,105,403)
Policyholder account balances (3)	(37,305,721)	-	-	(38,150,732)	(38,150,732)
Future policy benefits - annuities (3)	(106,361,533)	-	-	(105,136,015)	(105,136,015)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

September 30, 2024 (Unaudited)

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

September 30, 2024 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments:

		September 30, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$270,461,098	$5,563,882	$3,168,855	$161,832,250	$4,995,486	$3,412,224
Total		$270,461,098	$5,563,882	$3,168,855	$161,832,250	$4,995,486	$3,412,224

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount Gain (Loss)		Net Amount Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Classification	2024	2023	2024	2023
Loan commitments	Mortgage fee income	$(179,836)	$(1,504,286)	$811,765	$(977,716)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

10) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks of more than a specified limit, which ranges from $25,000 to $100,000 on newly issued policies. The Company has also assumed various reinsurance agreements through acquisition of life companies. The Company is ultimately liable for these reinsured amounts in the event such reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of reinsurers and monitors the concentration of credit risk. The Company is also a reinsurer of insurance with other companies.

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

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has two lines of credit for the purpose of funding mortgage loans.

The Company’s agreement with U.S. Bank allows SecurityNational Mortgage to borrow up to $15,000,000. The agreement charges interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR and matures on June 20, 2025. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income (excluding any changes in the fair value of mortgage servicing rights) of at least $1.00 on a rolling twelve months.

The Company’s agreement with Western Alliance Bank allows SecurityNational Mortgage to borrow up to $25,000,000. The agreement charges interest at the 1-Month SOFR rate plus 2.0% and matures on August 27, 2025. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income of at least $1.00 on a quarterly basis.

The agreements for both warehouse lines of credit include cross default provisions where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of September 30, 2024, the Company was in compliance with the net income covenant of the warehouse lines of credit and its operating cash flow covenant for its standby letter of credit with its primary bank. The Company has performed an internal analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

10) Reinsurance, Commitments and Contingencies (Continued)

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company also has debt covenants on its revolving lines of credit and is required to comply with minimum operating cash flow ratios and minimum net worth for each of its business segments. The Company also has debt covenants for one of its loans on real estate for a minimum consolidated operating cash flow ratio, minimum liquidity, and consolidated net worth. In addition to these financial debt covenants, the Company is required to provide segment specific financial statements and building specific financial statements on all bank loans. As of September 30, 2024, the Company was in compliance with all these debt covenants.

Other Contingencies and Commitments

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of September 30, 2024, the Company’s commitments were approximately $193,870,000 for these loans, of which $131,896,896 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

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

September 30, 2024 (Unaudited)

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

The following table presents the MSR activity:

	As of September 30, 2024	As of December 31, 2023
Amortized cost:
Balance before valuation allowance at beginning of year	$3,461,146	$3,039,765
MSR additions resulting from loan sales (1)	49,226	1,009,312
Amortization (2)	(458,567)	(587,931)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$3,051,805	$3,461,146

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$3,051,805	$3,461,146

Estimated fair value of MSRs at end of period	$4,170,880	$4,543,657

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

11) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its September 30, 2024 valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2024	359,390
2025	309,358
2026	275,446
2027	243,362
2028	216,468
Thereafter	1,647,781
Total	$3,051,805

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual servicing fees	$237,531	$249,050	$736,137	$892,668
Late fees	17,349	21,037	56,637	84,358
Total	$254,880	$270,087	$792,774	$977,026

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of September 30, 2024	As of December 31, 2023
Servicing UPB	$391,681,072	$414,147,436

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2024	10.60	7.45	11.81
December 31, 2023	9.70	7.79	11.85

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

12) Income Taxes

The Company’s overall effective tax rate for the three month periods ended September 30, 2024 and 2023 was 22.2% and 21.7%, respectively, which resulted in a provision for income taxes of $3,383,238 and $1,117,397, respectively, and for the nine month periods ended September 30, 2024 and 2023 was 22.3% and 21.9%, respectively, which resulted in a provision for income taxes of $7,646,071 and $3,258,740, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state income taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The increase in the effective tax rate when compared to the prior year was primarily due to the Company’s state income tax provision.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2024)	$6,321,573	$-	$18,237,246
Closing (September 30, 2024)	6,593,720	-	19,493,005
Increase/(decrease)	272,147	-	1,255,759

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (January 1, 2023)	$5,392,779	$-	$16,226,836
Closing (December 31, 2023)	6,321,573	-	18,237,246
Increase/(decrease)	928,794	-	2,010,410

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three month periods ended September 30, 2024 and 2023 was $1,320,688 and $1,279,750, respectively, and for the nine month periods ended September 30, 2024 and 2023 was $4,256,184 and $3,516,215, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Major goods/service lines
At-need	$5,024,330	$4,832,352	$15,299,010	$14,985,838
Pre-need	1,790,001	2,401,679	6,232,759	5,888,336
	$6,814,331	$7,234,031	$21,531,769	$20,874,174

Timing of Revenue Recognition
Goods transferred at a point in time	$4,064,864	$4,762,777	$13,287,515	$13,321,412
Services transferred at a point in time	2,749,467	2,471,254	8,244,254	7,552,762
	$6,814,331	$7,234,031	$21,531,769	$20,874,174

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The following table reconciles revenues from cemetery and mortuary contracts to Note 7 – Business Segment Information for the Cemetery/Mortuary Segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net mortuary and cemetery sales	$6,814,331	$7,234,031	$21,531,769	$20,874,174
Gains (losses) on investments and other assets	1,124,513	(452,120)	1,503,865	(200,610)
Net investment income	477,833	516,094	2,136,982	2,460,859
Other revenues	126,000	118,418	435,507	292,904
Revenues from external customers	8,542,677	7,416,423	25,608,123	23,427,327

14) Receivables

Receivables consist of the following:

	As of September 30, 2024	As of December 31, 2023
Contracts with customers	$6,593,720	$6,321,573
Receivables from sales agents	3,516,559	3,252,840
Other	7,907,574	7,658,789
Total receivables	18,017,853	17,233,202
Allowance for credit losses	(1,566,150)	(1,897,887)
Net receivables	$16,451,703	$15,335,315

The Company records an allowance for credit losses for its receivables in accordance with GAAP. See Note 2 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Three Months Ended
Beginning balance - June 30, 2024	$1,770,911
Change in provision for credit losses (1)	(167,300)
Charge-offs	(37,461)
Ending balance - September 30, 2024	$1,566,150

Beginning balance - June 30, 2023	$1,492,934
Change in provision for credit losses (1)	53,878
Charge-offs	(26,011)
Ending balance - September 30, 2023	$1,520,801

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

14) Receivables (Continued)

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Nine Months Ended
Beginning balance - January 1, 2024	$1,897,887
Change in provision for credit losses (1)	(254,306)
Charge-offs	(77,431)
Ending balance - September 30, 2024	$1,566,150

Beginning balance - January 1, 2023	$2,229,791
Change in provision for credit losses (1)	(597,430)
Charge-offs	(111,560)
Ending balance - September 30, 2023	$1,520,801

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

The components of the cemetery perpetual care investments and obligation as of September 30, 2024, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$649,256	$1,815	$(385)	$-	$650,686
Obligations of states and political subdivisions	125,798	-	(4,549)	-	121,249
Total fixed maturity securities available for sale	$775,054	$1,815	$(4,934)	$-	$771,935

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,830,983	$1,362,684	$(121,246)		$5,072,421
Total equity securities at estimated fair value	$3,830,983	$1,362,684	$(121,246)		$5,072,421

Mortgage loans held for investment at amortized cost:
Residential construction	$100,000
Less: Allowance for credit losses	(200)
Total mortgage loans held for investment	$99,800

Accrued investment income	$2,369

Cash and cash equivalents	$2,999,256

Total cemetery perpetual care trust investments	$8,945,781

Cemetery perpetual care obligation	$(5,565,003)

Trust investments in excess of trust obligations	$3,380,778

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2024 and December 31, 2023. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
September 30, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$385	$502,740	$-	$-	$385	$502,740
Obligations of states and political subdivisions	-	-	4,549	121,249	4,549	121,249
Totals	$385	$502,740	$4,549	$121,249	$4,934	$623,989

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$574	$143,448	$-	$-	$574	$143,448
Obligations of states and political subdivisions	-	-	5,114	110,678	5,114	110,678
Corporate securities including public utilities	-		171	53,501	171	53,501
Totals	$574	$143,448	$5,285	$164,179	$5,859	$307,627

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of three securities with fair values aggregating 99.2% of the aggregate amortized cost as of September 30, 2024. Relevant holdings were comprised of four securities with fair values aggregating 98.1% of aggregate amortized cost as of December 31, 2023. No credit losses have been recognized for the three and nine month periods ended September 30, 2024 and 2023, since the increase in unrealized losses is primarily a result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of September 30, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	721,973	720,120
Due in 5-10 years	-	-
Due in more than 10 years	53,081	51,815
Total	$775,054	$771,935

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Restricted Assets

The Company has also established certain restricted assets to provide for future merchandise and service obligations incurred in connection with its pre-need sales for its cemetery and mortuary segment.

Additionally, restricted cash represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company elected to maintain its medical benefit fund without change from the prior year and has included this amount as a component of restricted cash. These restricted cash items are for the Company’s life insurance and mortgage segments.

Restricted assets as of September 30, 2024, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,002,584	$5,878	$(240)	$-	$1,008,222
Obligations of states and political subdivisions	550,532	27	(4,881)	-	545,678
Corporate securities including public utilities	195,033	30	(1,379)	-	193,684
Total fixed maturity securities available for sale	$1,748,149	$5,935	$(6,500)	$-	$1,747,584

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$7,996,032	$2,075,560	$(210,681)		$9,860,911
Total equity securities at estimated fair value	$7,996,032	$2,075,560	$(210,681)		$9,860,911

Mortgage loans held for investment at amortized cost:
Residential construction	$1,113,300
Less: Allowance for credit losses	(2,227)
Total mortgage loans held for investment	$1,111,073

Accrued investment income	$5,167

Cash and cash equivalents (1)	$15,232,601

Total restricted assets	$27,957,336

(1)	Including cash and cash equivalents of $12,032,252 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2024 and December 31, 2023. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
September 30, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$240	$301,644	$-	$-	$240	$301,644
Obligations of states and political subdivisions	1,433	178,028	3,448	292,624	4,881	470,652
Corporate securities including public utilities	327	50,090	1,052	118,564	1,379	168,654
Totals	$2,000	$529,762	$4,500	$411,188	$6,500	$940,950

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$1,000	$249,877	$-	$-	$1,000	$249,877
Obligations of states and political subdivisions	-	-	4,542	451,985	4,542	451,985
Corporate securities including public utilities	-	-	2,740	221,334	2,740	221,334
Totals	$1,000	$249,877	$7,282	$673,319	$8,282	$923,196

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of 12 securities with fair values aggregating 99.3% of the aggregate amortized cost as of September 30, 2024. Relevant holdings were comprised of 12 securities with fair values aggregating 99.1% of the aggregate amortized cost as of December 31, 2023. No credit losses have been recognized for the three and nine month periods ended September 30, 2024 and 2023, since the increase in unrealized losses is primarily a result of increases in interest. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of September 30, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	1,109,780	1,114,228
Due in 5-10 years	101,523	100,833
Due in more than 10 years	536,846	532,523
Total	$1,748,149	$1,747,584

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2024 (Unaudited)

16) Accumulated Other Comprehensive Income (loss)

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Unrealized gains (losses) on fixed maturity securities available for sale	$10,595,637	$(6,725,752)	$8,809,823	$(6,310,923)
Amounts reclassified into net earnings	(152,147)	(79,850)	(148,472)	(269,827)
Net unrealized gains (losses) before taxes	10,443,490	(6,805,602)	8,661,351	(6,580,750)
Tax (expense) benefit	(2,198,474)	1,429,176	(1,824,502)	1,381,958
Net	8,245,016	(5,376,426)	6,836,849	(5,198,792)
Unrealized gains (losses) on restricted assets (1)	9,353	(12,284)	5,770	(14,340)
Tax (expense) benefit	(2,330)	3,060	(1,437)	3,572
Net	7,023	(9,224)	4,333	(10,768)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	4,263	(2,487)	2,438	(3,299)
Tax (expense) benefit	(1,062)	610	(607)	838
Net	3,201	(1,877)	1,831	(2,461)
Other comprehensive income (loss) changes	$8,255,240	$(5,387,527)	$6,843,013	$(5,212,021)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of September 30, 2024:

	Beginning Balance December 31, 2023	Change for the period	Ending Balance September 30, 2024
Unrealized gains (losses) on fixed maturity securities available for sale	$(6,876,629)	$6,836,849	$(39,780)
Unrealized gains (losses) on restricted assets (1)	(4,757)	4,333	(424)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(4,172)	1,831	(2,341)
Other comprehensive income (loss)	$(6,885,558)	$6,843,013	$(42,545)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2023:

	Beginning Balance December 31, 2022	Change for the period	Ending Balance December 31, 2023
Unrealized gains (losses) on fixed maturity securities available for sale	$(13,050,767)	$6,174,138	$(6,876,629)
Unrealized gains (losses) on restricted assets (1)	(13,148)	8,391	(4,757)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(6,362)	2,190	(4,172)
Other comprehensive income (loss)	$(13,070,277)	$6,184,719	$(6,885,558)

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

The following table shows the condensed financial results of the insurance operations for the three and nine month periods ended September 30, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$30,011	$28,906	4%	$89,824	$85,687	5%
Mortgage fee income	-	10	(100%)	-	76	(100%)
Net investment income	17,106	18,434	(7%)	52,902	53,609	(1%)
Gains (losses) on investments and other assets	1,317	(516)	355%	2,195	(1)	219600%
Other	420	365	15%	1,141	1,314	(13%)
Total	$48,854	$47,199	4%	$146,062	$140,685	4%
Intersegment revenue	$2,066	$2,330	(11%)	$5,352	$6,358	(16%)
Earnings before income taxes	$12,358	$7,175	72%	$28,052	$20,017	40%

Profitability for the nine month period ended September 30, 2024 increased due to (a) a $4,136,000 increase in insurance premiums and other considerations, (b) a $3,555,000 decrease in death, surrenders and other policy benefits, (c) a $2,507,000 decrease in amortization of deferred policy acquisition costs, (d) a $2,196,000 increase in gains on investments and other assets, and (e) a $548,000 decrease in interest expense, which were partially offset by (i) a $1,791,000 increase in selling, general and administrative expenses, (ii) a $1,117,000 increase in future policy benefits, (iii) a $1,006,000 decrease in intersegment revenue, (iv) a $707,000 decrease in net investment income, (v) a $173,000 decrease in other revenues, (vi) a $76,000 decrease in mortgage fee income, and (vii) a $36,000 increase in intersegment interest expense and other expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and nine month periods ended September 30, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$3,216	$2,910	11%	$9,755	$9,310	5%
Cemetery revenues	3,598	4,324	(17%)	11,776	11,564	2%
Net investment income	478	516	(7%)	2,137	2,461	(13%)
Gains on investments and other assets	1,125	(453)	348%	1,504	(201)	848%
Other	126	119	6%	436	293	49%
Total	$8,543	$7,416	15%	$25,608	$23,427	9%
Earnings before income taxes	$2,840	$1,470	93%	$7,984	$6,082	31%

Profitability in the nine month period ended September 30, 2024 increased due to (a) a $1,704,000 increase in gains on investments and other assets, (b) a $445,000 increase in mortuary at-need sales, (c) a $344,000 increase in cemetery pre-need sales, (d) a $143,000 increase in other revenues, (e) a $19,000 decrease in intersegment interest expense and other expenses, and (f) a $1,000 increase in intersegment revenues, which were partially offset by (i) a $324,000 decrease in net investment income, (ii) a $224,000 increase in amortization of deferred policy acquisition costs, (iii) a $132,000 decrease in cemetery at-need sales, (iv) a $62,000 increase in selling, general and administrative expenses, and (v) a $12,000 increase in cost of goods and services sold.

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

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 0.32% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

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

For the nine month periods ended September 30, 2024 and 2023, SecurityNational Mortgage originated 5,505 loans ($1,723,036,000 total volume) and 5,680 loans ($1,708,831,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and nine month periods ended September 30, 2024 and 2023. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$17,982	$17,615	2%	$51,388	$54,809	(6%)
Income from loan originations	9,462	8,924	6%	25,619	23,812	8%
Change in fair value of loans held for sale	2,960	(1,504)	297%	3,856	(978)	494%
Change in fair value of loan commitments	(180)	(109)	(65%)	812	(716)	213%
Net investment income	216	298	(28%)	751	1,125	(33%)
Gains (losses) on investments and other assets	(1,094)	36	(3139%)	(1,059)	197	(638%)
Other	1,532	366	319%	2,216	1,226	81%
Total	$30,878	$25,626	20%	$83,583	$79,475	5%
Earnings (loss) before income taxes	$16	$(3,486)	100%	$(1,813)	$(11,207)	84%

Profitability for the nine month period ended September 30, 2024 increased due to (a) a $4,834,000 increase in the fair value of loans held for sale, (b) a $3,067,000 decrease in other expenses, (c) a $3,050,000 decrease in personnel expenses, (d) a $1,807,000 increase in income from loan originations, (e) a $1,528,000 increase in the fair value of loan commitments, (f) a $1,231,000 decrease in rent and rent related expenses, (g) a $990,000 increase in other revenues, (h) a $986,000 decrease in intersegment interest expense and other expenses, (i) a $569,000 decrease in costs related to funding mortgage loans, (j) a $332,000 decrease in advertising expenses, (k) a $310,000 decrease in interest expense, (l) a $36,000 increase in intersegment revenues, and (m) a $29,000 decrease in depreciation on property and equipment, which were partially offset by (i) a $4,324,000 increase in commissions, (ii) a $3,421,000 decrease in secondary gains from investors, (iii) a $1,256,000 decrease in gains on investments and other assets, and (iv) a $374,000 decrease in net investment income.

Consolidated Results of Operations

Three month period ended September 30, 2024, Compared to Three month period ended September 30, 2023

Total revenues increased by $8,032,000, or 10.0%, to $88,274,000 for the three month period ended September 30, 2024, from $80,242,000 for the comparable period in 2023. Contributing to this increase in total revenues was a $5,288,000 increase in mortgage fee income, a $2,280,000 increase in gains on investments and other assets, a $1,229,000 increase in other revenues, and a $1,104,000 increase in insurance premiums and other considerations, which were partially offset by a $1,449,000 decrease in net investment income and a $420,000 decrease in net mortuary and cemetery sales.

Mortgage fee income increased by $5,288,000, or 21.2%, to $30,224,000, for the three month period ended September 30, 2024, from $24,936,000 for the comparable period in 2023. This increase was primarily due to a $3,068,000 increase in the fair value of loans held for sale, a $1,324,000 increase in the fair value of loan commitments, a $539,000 increase in loan fees and interest income net of an increase in the provision for loan loss reserve, and a $357,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market.

Insurance premiums and other considerations increased by $1,104,000, or 3.8%, to $30,011,000 for the three month period ended September 30, 2024, from $28,907,000 for the comparable period in 2023. This increase was primarily due to an increase of $1,199,000 in renewal premiums, which was partially offset by a decrease of $95,000 in first year premiums.

Net investment income decreased by $1,449,000, or 7.5%, to $17,799,000 for the three month period ended September 30, 2024, from $19,248,000 for the comparable period in 2023. This decrease was primarily attributable to a $2,811,000 decrease in mortgage loan interest and a $198,000 decrease in real estate income, which were partially offset by a $668,000 increase in insurance assignment income, a $618,000 increase in interest on cash and cash equivalents, a $117,000 decrease in investment expenses, a $59,000 increase in fixed maturity securities income, a $59,000 increase in other investment income, a $34,000 increase in policy loan interest, and a $5,000 increase in equity securities income.

Net mortuary and cemetery sales decreased by $420,000, or 5.8%, to $6,814,000 for the three month period ended September 30, 2024, from $7,234,000 for the comparable period in 2023. This decrease was primarily due to a $612,000 decrease in cemetery pre-need sales and a $113,000 decrease in cemetery at-need sales, which were partially offset by a $305,000 increase in mortuary at-need sales.

Gains (losses) on investments and other assets increased by $2,280,000 to $1,348,000 in net gains for the three month period ended September 30, 2024, from $932,000 in net losses for the comparable period in 2023. This increase in gains on investments and other assets was primarily due to a $3,414,000 increase in gains on equity securities, primarily attributable to increases in the fair value of these equity securities, a $76,000 increase in gains on other assets, and a $35,000 increase in gains on real estate, which were partially offset by a $1,161,000 decrease in gains on mortgage loans held for investment and an $84,000 decrease in gains on fixed maturity securities.

Other revenues increased by $1,228,000, or 144.7%, to $2,077,000 for the nine month period ended September 30, 2024, from $849,000 for the comparable period in 2023. This increase was primarily attributable to a $1,350,000 legal settlement, which was partially offset by a decrease of $107,000 in other miscellaneous revenues and a decrease of $15,000 in servicing fee revenue due to a decrease in the retention of mortgage servicing rights.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $2,268,000 or 8.9%, to $23,354,000 for the three month period ended September 30, 2024, from $25,622,000 for the comparable period in 2023. This decrease was primarily the result of a $1,108,000 decrease in death benefits, a $888,000 decrease in future policy benefits and a $272,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $2,193,000, or 49.0%, to $2,287,000 for the three month period ended September 30, 2024, from $4,480,000 for the comparable period in 2023. This decrease was primarily due to increased payment consistency from premium-paying products.

Selling, general and administrative expenses increased by $2,587,000, or 6.1%, to $45,239,000 for the three month period ended September 30, 2024, from $42,652,000 for the comparable period in 2023. This increase was primarily the result of a $2,737,000 increase in commissions, a $1,015,000 increase in personnel expenses, a $132,000 increase in costs related to funding mortgage loans, and a $21,000 increase in depreciation on property and equipment, which were partially offset by a $933,000 decrease in other expenses, a $298,000 decrease in rent and rent related expenses, and a $87,000 decrease in advertising expense.

Interest expense decreased by $91,000, or 7.9%, to $1,061,000 for the three month period ended September 30, 2024, from $1,152,000 for the comparable period in 2023. This decrease was primarily due to a decrease of $23,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and a decrease of $68,000 in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries decreased by $60,000, or 5.1%, to $1,117,000 for the three month period ended September 30, 2024, from $1,177,000 for the comparable period in 2023. This decrease was primarily due to a decrease of $39,000 in cemetery at-need sales and a decrease of $27,000 in mortuary at-need sales, which were partially offset by an increase of $6,000 in cemetery pre-need sales.

In summary total benefits and expenses were $73,059,000, or 82.8% of total revenues, for the three month period ended September 30, 2024, as compared to $75,083,000, or 93.6% of total revenues, for the comparable period in 2023.

Nine month period ended September 30, 2024, Compared to Nine month period ended September 30, 2023

Total revenues increased by $11,664,000, or 4.8%, to $255,253,000 for the nine month period ended September 30, 2024, from $243,589,000 for the comparable period in 2023. Contributing to this increase in total revenues was a $4,671,000 increase in mortgage fee income, a $4,136,000 increase in insurance premiums and other considerations, a $2,645,000 increase in gains on investments and other assets, a $959,000 increase in other revenues, and a $658,000 increase in net mortuary and cemetery sales, which were partially offset by a $1,405,000 decrease in net investment income.

Mortgage fee income increased by $4,671,000, or 6.1%, to $81,675,000, for the nine month period ended September 30, 2024, from $77,004,000 for the comparable period in 2023. This increase was primarily due to a $4,572,000 increase in the fair value of loans held for sale, a $1,807,000 increase in loan fees and interest income net of an increase in the provision for loan loss reserve, and a $1,789,000 increase in the fair value of loan commitments, which were partially offset by a $3,497,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market due to the decline in origination activity because of increasing interest rates.

Insurance premiums and other considerations increased by $4,136,000, or 4.8%, to $89,824,000 for the nine month period ended September 30, 2024, from $85,688,000 for the comparable period in 2023. This increase was primarily due to an increase of $2,576,000 in first year premiums and an increase of $1,560,000 in renewal premiums.

Net investment income decreased by $1,405,000, or 2.5%, to $55,790,000 for the nine month period ended September 30, 2024, from $57,195,000 for the comparable period in 2023. This decrease was primarily attributable to a $4,930,000 decrease in mortgage loan interest and a $1,660,000 decrease in real estate income, which were partially offset by a $2,457,000 increase in interest on cash and cash equivalents, a $1,401,000 increase in insurance assignment income, a $652,000 increase in fixed maturity securities income, a $375,000 decrease in investment expenses, a $116,000 increase in other investment income, a $116,000 increase in policy loan interest, and a $68,000 increase in equity securities income.

Net mortuary and cemetery sales increased by $658,000, or 3.2%, to $21,532,000 for the nine month period ended September 30, 2024, from $20,874,000 for the comparable period in 2023. This increase was primarily due to a $445,000 increase in mortuary at-need sales and a $344,000 increase in cemetery pre-need sales, which were partially offset by a $131,000 decrease in cemetery at-need sales.

Gains (losses) on investments and other assets increased by $2,645,000 to $2,640,000 in net gains for the nine month period ended September 30, 2024, from $5,000 in net losses for the comparable period in 2023. This increase in gains on investments and other assets was primarily due to a $3,664,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities, a $163,000 increase in gains on real estate, and a $121,000 increase in gains on fixed maturity securities, which were partially offset by a $1,161,000 decrease in gains on mortgage loans held for investment and a $142,000 decrease in gains on other assets.

Other revenues increased by $959,000, or 33.9%, to $3,792,000 for the nine month period ended September 30, 2024, from $2,833,000 for the comparable period in 2023. This increase was primarily attributable to a $1,350,000 legal settlement, which was partially offset by a decrease of $207,000 in other miscellaneous revenues and a decrease of $184,000 in servicing fee revenue due to a decrease in the retention of mortgage servicing rights.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $2,438,000 or 3.2%, to $73,956,000 for the nine month period ended September 30, 2024, from $76,394,000 for the comparable period in 2023. This decrease was primarily the result of a $3,458,000 decrease in death benefits and a $97,000 increase in surrender and other policy benefits, which were partially offset by a $1,117,000 increase in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $2,283,000, or 16.8%, to $11,332,000 for the nine month period ended September 30, 2024, from $13,615,000 for the comparable period in 2023. This decrease was primarily due to increased payment consistency from premium-paying products.

Selling, general and administrative expenses decreased by $2,100,000, or 1.6%, to $128,952,000 for the nine month period ended September 30, 2024, from $131,052,000 for the comparable period in 2023. This decrease was primarily the result of a $2,831,000 decrease in other expenses, a $1,207,000 decrease in rent and rent related expenses, a $798,000 decrease in personnel expenses, a $569,000 decrease in costs related to funding mortgage loans, and a $482,000 decrease in advertising expense, which were partially offset by a $3,761,000 increase in commissions and a $26,000 increase in depreciation in property and equipment.

Interest expense decreased by $858,000, or 21.3%, to $3,162,000 for the nine month period ended September 30, 2024, from $4,020,000 for the comparable period in 2023. This decrease was primarily due to a decrease of $310,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and a decrease of $548,000 in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries increased by $12,000, or 0.3%, to $3,627,000 for the three month period ended September 30, 2024, from $3,615,000 for the comparable period in 2023. This increase was primarily due to an increase of $74,000 in cemetery pre-need sales and an increase of $31,000 in cemetery at-need sales, which were partially offset by a decrease of $93,000 in mortuary at-need sales.

In summary total benefits and expenses were $221,030,000, or 86.6% of total revenues, for the nine month period ended September 30, 2024, as compared to $228,696,000, or 93.9% of total revenues, for the comparable period in 2023.

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

During the nine month periods ended September 30, 2024 and 2023, the Company’s operations provided cash of approximately $34,894,000 and of approximately $18,384,000, respectively. The increase in cash provided by operations was due primarily to the increase in net earnings.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $326,914,000 (at estimated fair value) and $362,663,000 (at estimated fair value) as of September 30, 2024 and December 31, 2023, respectively. This represented 35.4% and 38.7% of the total investments of the Company as of September 30, 2024 and December 31, 2023, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. As of September 30, 2024, 2.1% (or $7,232,000) and as of December 31, 2023, 1.8% (or $6,954,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of September 30, 2024 and December 31, 2023, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $453,312,000 as of September 30, 2024, as compared to $418,450,000 as of December 31, 2023. This increase was primarily due to an increase of $33,427,000 in stockholders’ equity and an increase of $1,435,000 in bank loans and other loans payable. Stockholders’ equity as a percent of total capitalization was 76.4% and 74.8% as of September 30, 2024 and December 31, 2023, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2023 was 4.4% as compared to a lapse rate of 4.3% for 2022. The 2024 lapse rate to date has been approximately the same as 2023.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was approximately $121,504,000 and $107,385,000 as of September 30, 2024, and December 31, 2023, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2024, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company’s repurchase activity during the three-month period ended September 30, 2024 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
7/1/2024-7/31/2024	-	$-	-	194,612
8/1/2024-8/31/2024	-	-	-	194,612
9/1/2024-9/30/2024	-	-	-	194,612

Total	-	$-	-	194,612

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Disclosure of Trading Arrangements

During the three months ended September 30, 2024, no Section 16 officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: November 14, 2024	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

