Form 10-K
period 2024-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2025-03-31
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2024, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was approximately $68,000,000, based on the $7.61 closing sale price of the Class A Common Stock as reported on The Nasdaq Global Select Market.

As of March 27, 2025, there were outstanding 21,321,739 shares of Class A Common Stock, $2.00 par value per share, and 3,367,334 shares of Class C Common Stock, $2.00 par value per share.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders.

Security National Financial Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2024

PART I

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 42 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eleven mortuaries and five cemeteries in the state of Utah, one cemetery in the state of California, and one cemetery and four mortuaries in the state of New Mexico. The Company also engages in pre-need selling of funeral, cemetery, mortuary, and cremation services through its cemetery and mortuary locations. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes, and other real estate projects. The mortgage segment operates through 97 retail offices in 26 states and is an approved mortgage lender in several other states.

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

Life Insurance

Products

The Company, through Security National Life, First Guaranty Insurance Company (“First Guaranty”), and Kilpatrick Life Insurance Company (“Kilpatrick”), issues and administers selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, accident, and limited health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company’s insurance subsidiaries, Kilpatrick, Southern Security Life Insurance Company, Inc. (“Southern Security”) and Trans-Western Life Insurance Company (“Trans-Western”), do not actively write policies, but service and maintain policies that were issued prior to their acquisition by Security National Life.

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

Markets and Distribution

The Company is licensed to sell insurance in 42 states. In marketing its life insurance products, the Company seeks to locate, develop and service specific niche markets. The Company’s funeral plan policies are sold primarily to people who range in age from 45 to 85 and have low to moderate income. Most of the Company’s funeral plan premiums come from the states of Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Texas, and Utah.

The Company sells its life insurance products through direct agents, brokers, and independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 50% to 150% of first year premiums. In those cases where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2024:

	2024	2023	2022		2021		2020
Life Insurance
Policy/Certificate Count as of December 31	635,791	640,970	646,296		653,450		659,237
Insurance in force as of December 31 (in thousands)	$3,947,671	$3,552,554	$3,446,836	(1)	$3,415,368	(1)	$3,379,921	(1)
Premiums Collected (in thousands)	$118,151	$113,584	$103,304		$99,006		$92,058

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

Non-Medical	Age Nearest
Limits	Birthday
0-50	$100,000
51-up	Medical information
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

Annuities have guaranteed interest rates that range from 1% to 6.5% per annum. Rates above the guaranteed interest rate credited are periodically modified by the Company’s Board of Directors at its discretion. For the Company to make a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rates credited to the annuities. Commissions, issuance expenses, and general and administrative expenses are deducted from this interest rate spread.

Markets and Distribution

The general market for the Company’s annuities is middle to older age individuals. A major source of annuity sales comes from direct agents and are sold in conjunction with other insurance sales. If an individual does not qualify for a funeral plan, the agent will often sell that individual an annuity to fund final expenses.

The following table summarizes the annuity business for the five years ended December 31, 2024:

	2024	2023	2022	2021	2020
Annuities Policy/Certificate Count as of December 31	24,296	24,924	24,225	24,901	25,476
Deposits Collected (in thousands)	$11,740	$10,946	$9,972	$9,719	$9,637

Accident and Health

Products

Through its various acquisitions, the Company occasionally acquires small blocks of accident and health insurance policies, which it continues to service. The Company offered a low-cost comprehensive diver’s accident insurance policy that provided worldwide coverage for medical expense reimbursement in the event of a diving accident. This product was discontinued in March 2024.

Markets and Distribution

The Company marketed its diver’s accident insurance policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2024:

	2024	2023	2022	2021	2020
Accident and Health Policy/Certificate Count as of December 31	7,592	9,379	11,132	12,494	13,735
Premiums Collected (in thousands)	$188	$216	$543	$353	$296

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

It is the Company’s policy to retain no more than $100,000 of ordinary insurance per life insured, with the excess risk being reinsured. The total policy amount of life insurance reinsured by other companies as of December 31, 2024 and 2023, was $325,189,000 and $333,211,000, which represented approximately 9.4% and 9.3% of the Company’s total life insurance policy amount in force on that date, respectively.

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

Markets and Distribution

The Company’s pre-need cemetery and mortuary sales are marketed to persons of all ages but are generally purchased by persons 45 years of age and older. The Company is limited in its geographic distribution of these products to areas lying within an approximate 20-mile radius of its mortuaries and cemeteries. The Company’s at-need sales are similarly limited in the geographic area.

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

Recent Acquisitions and Other Business Activities

Real Estate Development

The Company is capitalizing on the opportunity to develop commercial and residential assets on its existing and recently acquired properties. The cost to acquire existing for-sale assets currently exceeds the replacement costs, thus creating the opportunity for development and redevelopment of the land that the Company currently owns. The Company has developed, or is in the process of developing, assets that have an initial development cost exceeding $100,000,000, primarily relating to the Center53 Development and multiple single family residential development projects. The Company plans to continue its development endeavors based upon its assessment of the market demand.

Center53 Development

Center53 Development is an office development project comprising nearly 20 acres of land that is currently owned by the Company in the central valley of Salt Lake City. At final completion, the multi-year phased development is expected to create a campus atmosphere and include nearly one million square-feet of office space in five buildings, ranging from four to eleven stories, and will be serviced by three parking structures with approximately 4,000 stalls. In 2015, the Company broke ground and commenced development on the first phase which included a six-story building of nearly 200,000 square feet and a parking garage with 748 parking stalls. The first phase of the project was completed in July 2017 and is currently 88% leased. The second phase of the project began in March 2020 and includes a second six-story building of nearly 221,000 square feet and a parking garage with approximately 870 stalls. The Company began its occupancy of a portion of the building in October 2021 and the remainder of the building is currently 100% leased. The Company plans to initiate future phases of the Center53 Development for additional Class A office space in the central valley of Salt Lake City.

Regulation

The Company’s insurance subsidiaries are subject to comprehensive regulations in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company’s insurance subsidiaries are subject to this type of regulation in any state in which they conduct relevant business. Such regulations may cause unforeseen costs and operational restrictions, and delay implementation of the Company’s business plans.

The Company’s life insurance subsidiaries are currently subject to regulations in Utah, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the relevant state insurance department when they are deemed “extraordinary” under relevant state law. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies every three to five years. The Company’s life insurance subsidiaries completed their last examinations in 2021 and 2022 for the period ending December 31, 2020 and the resulting final examination reports were approved by the insurance departments and are public records. Security National Life, First Guaranty, Kilpatrick, and Southern Security have received notice of a regularly scheduled multi-year examination for the years 2021-2024 that will commence in the second quarter of 2025.

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

The Company’s mortgage subsidiaries are subject to the rules and regulations of the U.S. Department of Housing and Urban Development (HUD), and to various state licensing acts and regulations and the Consumer Financial Protection Bureau (CFPB). These regulations, among other things, specify minimum capital requirements; procedures for loan origination and underwriting, licensing of brokers and loan officers and quality review audits and specify the fees that can be charged to borrowers. Each year, the Company is required to have an audit completed for its mortgage subsidiary by an independent registered public accounting firm to verify compliance with the relevant regulations. In addition to the government regulations, the Company must meet loan requirements, and underwriting guidelines of various investors who purchase the loans.

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

Competition

The life insurance industry is highly competitive. There are approximately 700 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, pricing, and customer service. The Company’s insurance subsidiaries compete with many insurance companies, many of which have greater financial resources, longer business histories, and more diversified lines of insurance products than the Company. In addition, such companies generally have larger sales forces. Further, the Company competes with mutual insurance companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is smaller by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

The cemetery and mortuary industry are highly competitive. In the Utah, California, and New Mexico markets where the Company competes, there are several cemeteries and mortuaries which have longer business histories, more established positions in the community, and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors which do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage industry is highly competitive with many mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage industry in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Seasonality

The Company’s business is generally not subject to seasonal fluctuations.

Human Capital Management

As of December 31, 2024, the Company employed 1,186 full-time and 235 part-time employees. Of the full-time employees, 678 were employed by the mortgage segment, 388 by the life insurance segment, and 120 by the cemetery and mortuary segment. The Company requires monthly acknowledgement of its anti-discrimination and anti-harassment policies and communicates to its employees how to report concerns that relate to their employment experience.

Employee Benefits

All eligible employees may elect coverage under the Company’s group health (including health savings and flexible spending), retirement, supplemental life and voluntary benefit programs. As of December 31, 2024, 757 employees had elected to participate in the Company’s group health insurance plans.

The Company sponsors a 401(k) retirement plan for each business segment. These retirement plans qualify under section 401(k) of the Internal Revenue Code and, if approved by the Company’s Board of Directors, the Company makes a matching contribution in Company stock based on the employee’s contribution amount.

The Company provides other time off benefits such as paid sick time and paid vacation time. The Company provides discounts on certain services provided by the Company to its employees. Additionally, the Company offers an employee assistance program that provides 24/7 counseling services for employees who may be facing challenges outside of the workplace.

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

In addition, the Company has established procedures to ensure that management personnel are informed in a timely manner of known cybersecurity risks and incidents that may materially impact the Company’s operations and that timely public disclosure is made as appropriate. The Company’s Cybersecurity System is led by the Chief Information Officer (“CIO”) in collaboration with a third-party virtual Chief Information Security Officer (“vCISO”) and other third-party cybersecurity service providers which in turn assist in monitoring the Company’s exposure from significant information technology suppliers, significant software as service providers and major vendors with access to the Company’s information technology systems. The Company’s CIO has 10+ years of cybersecurity industry experience. Further, team members who support the Company’s cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems, and programming, as well as cybersecurity certifications such as a Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM). During the last three years, the Company has not experienced a material security breach and, as a result, the Company has not incurred any material expenses from such a breach. Furthermore, during such time, the Company has not been penalized or paid any amount under any information security breach settlement.

Item 2. Properties

The tables below set forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
433 W. Ascension Way, Floors 4, 5 and 6	Salt Lake City	UT	Corporate Headquarters, Insurance Operations, Cemetery and Mortuary Operations, Mortgage Operations and Sales	Owned	221,000	N/A			N/A
1818 Marshall St.	Shreveport	LA	Insurance Operations	Owned	12,274	N/A			N/A
812 Sheppard St.	Minden	LA	Insurance Sales	Owned	1,560	N/A			N/A
4901 S. Memory Lane	Holladay	UT	Funeral Service Sales	Owned	1,200	N/A			N/A
1080 River Oaks Drive Suite #B204	Flowood	MS	Insurance Sales	Leased	2,685	$3,916	/	mo	8/31/2028
1 Sanctuary Blvd #302	Manderville	LA	Insurance Sales	Leased	1,335	$2,146	/	mo	6/30/2025
79 E. Main Street	Midway	UT	Funeral Service Sales	Leased	4,476	$6,233	/	mo	10/31/2025
4387 S. 500 W.	Salt Lake City	UT	Funeral Service Sales	Leased	2,168	$1,895	/	mo	7/31/2025
1627A Central Ave.	Los Alamos	NM	Funeral Service Sales	Leased	1,400	$1,600	/	mo	month to month
200 Market Way	Rainbow City	AL	Fast Funding Operations	Leased	12,850	$10,910	/	mo	1/31/2027
500 W Main St. #106	Russellville	AR	Fast Funding Operations	Leased	198	$1,000	/	mo	month to month
5100 N. 99th Ave., Suite 101/103	Phoenix	AZ	Mortgage Sales	Sub-Leased	3,940	$3,586	/	mo	month to month
1490 S. Price Road, Suite 318	Chandler	AZ	Mortgage Sales	Leased	1,600	$3,840	/	mo	6/30/2025
1951 West Camelback Rd, Ste 200	Phoenix	AZ	Mortgage Sales	Leased	2,446	$4,077	/	mo	1/31/2026
2220 S. Country Club Drive Suite 101	Mesa	AZ	Mortgage Sales	Leased	3,274	$5,500	/	mo	2/14/2028
6751 N Sunset Blvd. #E260	Glendale	AZ	Mortgage Sales	Leased	1,496	$5,319	/	mo	04/30/25
7014 E Camelback Rd. #B100A	Scottsdale	AZ	Mortgage Sales	Leased	100	$1,538	/	mo	month to month
1360 N Bullard Ave. #I-207 & #J-208	Goodyear	AZ	Mortgage Sales	Leased	280	$3,610	/	mo	8/31/2025
40977 Oak Dr.	Forest Falls	CA	Mortgage Sales	Leased	250	$-	/	mo	month to month
2934 E. Garvey Ave. South, Suite 250	West Covina	CA	Mortgage Sales	Leased	500	$1,100	/	mo	month to month
7398 Fox Trail Unit B	Yucca Valley	CA	Mortgage Sales	Leased	900	$550	/	mo	month to month
155 S. Highway 101 Suite 7	Solana Beach	CA	Mortgage Sales	Leased	2,000	$7,649	/	mo	7/31/2026
2455 Bennett Valley Rd. #C107	Santa Rosa	CA	Mortgage Sales	Leased	849	$1,729	/	mo	7/31/2025
78-065 Main St. #205C	La Quinta	CA	Mortgage Sales	Leased	125	$550	/	mo	month to month
27 Main St., Suite C-104B	Edwards	CO	Mortgage Sales	Leased	680	$1,950	/	mo	month to month
4501 Mohawk Dr.	Larkspur	CO	Mortgage Sales	Leased	250	$50	/	mo	month to month
7800 E. Union Ave., Suite 550	Denver	CO	Mortgage Sales	Sub-Leased	4,656	$11,834	/	mo	2/28/2026
5982 s Zeno Ct	Aurora	CO	Mortgage Sales	Leased	50	$-	/	mo	month to month
5475 Tech Center Drive #201-A	Colorado Springs	CO	Mortgage Sales	Leased	790	$1,185	/	mo	12/31/2027
447 Naubuc Ave. #110	Glasonbury	CT	Mortgage Sales	Leased	1420	2367	/	mo	3/31/2027
84 Broad St. 2nd Fl #6	Milford	CT	Mortgage Sales	Leased	200	$600	/	mo	5/31/2025
8191 College Parkway, Suite 201	Ft Myers	FL	Mortgage Sales	Leased	4,676	$4,871	/	mo	8/21/2025
2350 Fruitville Rd Ste, Ste 101	Sarasota	FL	Mortgage Sales	Leased	2,455	$5,424	/	mo	3/14/2026
970 Island Grove Drive	Deland	FL	Mortgage Sales	Leased	100	$-	/	mo	month to month
10293 61st Ct N	Pinellas Park	FL	Mortgage Sales	Leased	100	$-	/	mo	month to month
250 International Pkwy #118	Lake Mary	FL	Mortgage Sales	Leased	3,068	$3,630	/	mo	3/31/2027
5666 Seminole Blvd. #128	Seminole	FL	Mortgage Sales	Leased	136	785.00	/	mo	6/30/2025
900 Cricle 75 Parkway, Ste 175	Atlanta	GA	Mortgage Sales	Leased	3,020	$6,531	/	mo	6/30/2026
6600 Peachtree Dunwoody Rd, Ste 135	Atlanta	GA	Mortgage Sales	Leased	2,129	$5,138	/	mo	3/31/2026
2570 Stonevalley Ln Cumming	Atlanta	GA	Mortgage Sales	Leased	100	$-	/	mo	month to month
3330 Cumberland Blvd. Suite 500 #62	Atlanta	GA	Mortgage Sales	Leased	100	$1,190	/	mo	month to month
3330 Cumberland Blvd. Suite 500 #63	Atlanta	GA	Mortgage Sales	Leased	50	$860	/	mo	month to month
3330 Cumberland Blvd. Suite 500 #65	Atlanta	GA	Mortgage Sales	Leased	100	$1,190	/	mo	month to month
4370 Kukui Grove St., Suite 201	Lihue	HI	Mortgage Sales	Leased	864	$1,589	/	mo	2/28/2025
1001 Kamokila Blvd.	Kapolei	HI	Mortgage Sales	Leased	737	$1,865	/	mo	12/31/2025
677 Ala Moana Blvd. Suite 609	Honolulu	HI	Mortgage Sales	Leased	716	$2,270	/	mo	1/31/2025
802 West Bartlett Road	Bartlett	IL	Mortgage Sales	Leased	2,300	$6,000	/	mo	12/31/2025
81 Boulder Drive	Elizabethtown	KY	Mortgage Sales	Leased	100	$-	/	mo	month to month
8684 Veterans Hwy, Ste 101	Millersville	MD	Mortgage Sales	Leased	4,018	$7,135	/	mo	7/31/2026
860 Blue Gentian Road Suite 205	Eagan	MN	Mortgage Sales	Leased	100	$383	/	mo	month to month
4987 Fall Creek Rd. Suite 1	Branson	MO	Mortgage Sales	Leased	700	$1,400	/	mo	month to month
960 S 24th St. West Suite I	Billings	MT	Mortgage Sales	Leased	200	$750	/	mo	month to month
739 11th Avenue Blvd. SE	Hickory	NC	Mortgage Sales	Leased	1,000	$900	/	mo	5/31/2025
1980 Festival Plaza Dr., Suite 850	Las Vegas	NV	Mortgage Sales	Leased	12,866	$47,862	/	mo	3/31/2027
840 Pinnacle Ct., Suite 3	Mesquite	NV	Mortgage Sales	Leased	900	$720	/	mo	month to month
2635 St. Rose Pkwy, Suites D 100, 110, 120	Hendeson	NV	Mortgage Sales	Leased	5,788	$13,029	/	mo	9/30/2025
2546 Findlater	Henderson	NV	Mortgage Sales	Leased	120	$-	/	mo	month to month
1180 N Town Center Dr. #265	Las Vegas	NV	Mortgage Sales	Leased	2,638	$7,650	/	mo	9/30/2027

Item 2. Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount			Expiration
630 S 4th St. #100C	Las Vegas	NV	Mortgage Sales	Leased	1,100	$2,195	/	mo	month to month
401 S Frontage Rd. #1	Pahrump	NV	Mortgage Sales	Leased	2,200	$3,000	/	mo	8/31/2025
670 Meridian Way, Suite 146	Westerville	OH	Mortgage Sales	Leased	100	$644	/	mo	month to month
1000 W Wilshire Blvd. #220	Oklahoma City	OK	Mortgage Sales	Leased	200	$550	/	mo	month to month
11592 SW Roundup Place	Terrebonne	OR	Mortgage Sales	Leased	100	$-	/	mo	month to month
709 Pacific Ave	Tillamook	OR	Mortgage Sales	Leased	120	$-	/	mo	month to month
323 NW 13th Ave. #403	Portland	OR	Mortgage Sales	Leased	580	$1,160	/	mo	9/30/2027
3970 Post Rd. #2PH	Warwick	RI	Mortgage Sales	Leased	391	$850	/	mo	3/31/2025
144 Alf Taylor Rd.	Johnson City	TN	Mortgage Sales	Sub-Leased	1,521	$1,000	/	mo	1/31/2025
1607 Solitude Ct.	Spring Hill	TN	Mortgage Sales	Leased	100	$-	/	mo	month to month
3292 Winbrook Dr.	Memphis	TN	Mortgage Sales	Leased	169	$200	/	mo	month to month
1213 East Alton Gloor Blvd., Suite H	Brownsville	TX	Mortgage Sales	Leased	2,000	$2,400	/	mo	2/28/2025
722 Kiowa Dr. West	Lake Kiowa	TX	Mortgage Sales	Leased	150	$-	/	mo	month to month
23227 Red River Drive	Katy	TX	Mortgage Sales	Leased	144	$750	/	mo	month to month
4500 1-40 West, Suite B	Amarillo	TX	Mortgage Sales	Leased	1,238	$1,700	/	mo	12/31/2025
30417 Fifth Street Suite B	Fulshear	TX	Mortgage Sales	Leased	1,000	$1,311	/	mo	month to month
4908 North Midkiff Road	Midland	TX	Mortgage Sales	Leased	1,550	$2,500	/	mo	month to month
462 Mid Cities Boulevard	Hurst	TX	Mortgage Sales	Leased	1,640	$2,500	/	mo	month to month
2600 South Shore Boulevard, Suite 300	League City	TX	Mortgage Sales	Leased	94	$823	/	mo	4/30/2025
1600 Lee Travino, Suite A-1	El Paso	TX	Mortgage Sales	Leased	1,535	$2,110	/	mo	month to month
1777 NE Loop 410, Suite 600	San Antonio	TX	Mortgage Sales	Leased	100	$1,140	/	mo	month to month
299 South Columbia,	Stephenville	TX	Mortgage Sales	Leased	3,417	$6,500	/	mo	month to month
10000 Central Expressway Ste 428	Dallas	TX	Mortgage Sales	Leased	200	$1,400	/	mo	12/31/2025
5757 Flewellen Oaks Ln #104	Fulshear	TX	Mortgage Sales	Leased	100	$800	/	mo	month to month
2100 Kramer Ln. #900	Austin	TX	Mortgage Sales	Leased	5,634	$10,329	/	mo	7/31/2029
10024 County Rd. 1016	Burleson	TX	Mortgage Sales	Leased	100	$-	/	mo	month to month
2001 Timberloch Pl. #500-31	The Woodlands	TX	Mortgage Sales	Leased	100	$1,000	/	mo	7/1/2025
1526 Katy Gap Rd. #802	Katy	TX	Mortgage Sales	Leased	1,237	$3,500	/	mo	month to month
14090 SW Freeway Suite 300 #374	Sugar Land	TX	Mortgage Sales	Leased	140	$1,077	/	mo	month to month
800 Town & Country Blvd., Suite 500 #369	Austin	TX	Mortgage Sales	Leased	100	$793	/	mo	month to month
800 Town & Country Blvd., Suite 500 #370	Austin	TX	Mortgage Sales	Leased	100	$793	/	mo	month to month
801 Town & Country Blvd., Suite 500 #371	Austin	TX	Mortgage Sales	Leased	100	$793	/	mo	month to month
126 W. Sego Lily Dr., Suite 126	Sandy	UT	Mortgage Sales	Leased	2,794	$7,090	/	mo	1/31/2027
497 S. Main	Ephraim	UT	Mortgage Sales	Leased	1,884	$1,600	/	mo	4/30/2025
11240 S. River Heights Dr.	South Jordan	UT	Mortgage Sales	Leased	3,403	$8,468	/	mo	11/30/2026
1350 E. 300 S. 3rd Floor	Lehi	UT	Mortgage Sales	Leased	15,446	$39,542	/	mo	12/22/2026
2455 E. Parleys Way, Suites 120 & 150	Salt Lake City	UT	Mortgage Sales	Leased	5,256	$9,186	/	mo	7/31/2030
859 W South Jordan Pkwy, Suite 101,	South Jordan	UT	Mortgage Sales	Leased	3,376	$6,360	/	mo	5/30/2025
768 S. 1600 W., Suite B	Mapleton	UT	Mortgage Sales	Leased	1,500	$4,240	/	mo	month to month
998 N 1200 W, Suite 104 Orem	Orem	UT	Mortgage Sales	Leased	2,162	$5,648	/	mo	month to month
162 N 400 E #C205	St. George	UT	Mortgage Sales	Leased	1,177	$2,297	/	mo	4/30/2026
500 E Village Blvd. #108	Stansbury Park	UT	Mortgage Sales	Leased	200	$600	/	mo	4/30/2025
15650 NE Fourth Blvd Ste 101	Vancouver	WA	Mortgage Sales	Leased	200	$485	/	mo	month to month
1508 24th Ave., Suite 23	Kenosha	WI	Mortgage Sales	Leased	250	$150	/	mo	month to month
27903 99th St.	Trevor	WI	Mortgage Sales	Leased	300	$150	/	mo	month to month
645 3rd St. #7	Beloit	WI	Mortgage Sales	Leased	110	$567	/	mo	month to month
2527 S Business Dr.	Sheboygan	WI	Mortgage Sales	Leased	980	$1,200	/	mo	month to month
14775 W National Ave.	New Berlin	WI	Mortgage Sales	Leased	2,390	$2,000	/	mo	9/1/2026
255 E 2nd St. #1	Powell	WY	Mortgage Sales	Leased	200	$300	/	mo	month to month
288 Scrub Oak Dr.	Star Valley Ranch	WY	Mortgage Sales	Leased	100	$-	/	mo	month to month

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The Company will generally enter into additional leases, modify existing leases or extend current leases based on its assessments of current market demand for its services. Those leases are expected to be month to month where possible.

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

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage	Total Acreage	Acres Sold as Cemetery Spaces (1)	Total Available Acreage
Memorial Estates, Inc. Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	9	39	8	31

Memorial Estates, Inc. Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	26	54	20	34

Memorial Estates, Inc. Redwood Cemetery	6500 South Redwood Road West Jordan, Utah	1973	40	74	35	39

Deseret Memorial Inc. Lake Hills Cemetery	10055 South State Street Sandy, Utah	1991	9	28	6	22

Holladay Memorial Park, Inc. Holladay Memorial Park	4900 South Memory Lane Holladay, Utah	1991	12	16	8	8

California Memorial Estates, Inc. Singing Hills Memorial Park	2800 Dehesa Road El Cajon, California	1995	8	97	6	91 (2)

SNR-SF Cemetery LLC Santa Fe Memorial Gardens	417 Rodeo Rd Santa Fe, New Mexico	2021	5 (3)	5	4	1

(1)	Includes both reserved and occupied spaces.
(2)	Includes an open easement with a total acreage of approximately 62 acres.
(3)	Includes five main columbariums that can hold approximately 6,000 inurnments.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the twelve Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary, Inc. Memorial Mortuary	5850 South 900 East, Murray, Utah	1973	3	1	20,000

Affordable Funerals and Cremations, St. George	157 East Riverside Dr., No. 3A, St. George, Utah	2016	1	1	2,360

Memorial Estates, Inc. Redwood Mortuary (1)	6500 South Redwood Rd., West Jordan, Utah	1973	2	1	10,000

Memorial Estates, Inc. Mountain View Mortuary (1)	3115 East 7800 South, Salt Lake City, Utah	1973	2	1	16,000

Memorial Estates, Inc. Lakeview Mortuary (1)	1640 East Lakeview Dr., Bountiful, Utah	1973	0	1	5,500

Deseret Memorial Inc. Lakehills Mortuary (1)	10055 South State St., Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary, Inc. Cottonwood Mortuary	4670 South Highland Dr., Holladay, Utah	1991	2	1	14,500

SN Probst LLC Heber Valley Funeral Home	288 North Main St., Heber City, Utah	2019	1	1	5,900

SN Holbrook LLC Milcreek Funeral Home	3251 S 2300 E, Millcreek, Utah	2021	2	1	6,300

SNR-SF Mortuary LLC Rivera Family Funeral Home Santa Fe (1)	417 Rodeo RD, Santa Fe, New Mexico	2021	2	1	7,700

SNR-Espanola LLC Rivera Family Funeral Home Española	305 Calle Salazar, Española, New Mexico	2021	1	2	10,400

SNR-Taos LLC Rivera Family Funeral Home Taos	818 Paseo Del Pueblo Sur, Taos, New Mexico	2021	0	1	9,600

(1)	These funeral homes also provide burial niches at their respective locations.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock trades on The Nasdaq Global Select Market under the symbol “SNFCA.” As of March 27, 2025, the closing stock price of the Class A Common Stock was $12.61 per share. As of March 27, 2025, there were 1,605 registered stockholders of record of the Company’s Class A Common Stock and 45 registered stockholders of record of the Company’s Class C Common Stock. Because many of the Company’s shares of Class A Common Stock are held by brokers and other institutions on behalf of the stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

The following were the high and low market closing stock prices for the Class A Common Stock by quarter as reported by NASDAQ since January 1, 2023:

	Price Range (1)
	High	Low
Period (Calendar Year)
2023
First Quarter	$6.85	$5.44
Second Quarter	$8.05	$5.74
Third Quarter	$8.41	$7.22
Fourth Quarter	$9.14	$6.56

2024
First Quarter	$9.04	$7.26
Second Quarter	$8.00	$6.19
Third Quarter	$9.20	$7.45
Fourth Quarter	$13.42	$9.12

2025
First Quarter (through March 27, 2025)	$13.46	$11.31

(1)	Stock prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not registered or traded on a national exchange. See Note 12 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as its Board of Directors may deem appropriate. The Company paid a 5% stock dividend on Class A and Class C Common Stock each year from 1990 through 2019, a 7.5% stock dividend for the year 2020, and a 5.0% stock dividend for the years 2021 through 2024.

On April 15, 2024, the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock. Purchases commenced May 15, 2024. The agreement is subject to the daily time, price and volume conditions of Rule 10b-18. The agreement expired on December 31, 2024.

The following table shows the Company’s repurchase activity of its common stock during the three-month period ended December 31, 2024, under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
10/1/2024-10/31/2024	-	$-	-	194,612
11/1/2024-11/30/2024	-	-	-	194,612
12/1/2024-12/31/2024	-	-	-	194,612

Total	-	$-	-	194,612

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A Common Stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

The graph below compares the cumulative total stockholder return of the Company’s Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2020 through December 31, 2024. The graph assumes that the value of the investment in the Company’s Class A Common Stock and in each of the indexes was $100 as of December 31, 2020 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A Common Stock.

$300
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
SNFC
S & P 500
S & P Insurance

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
SNFC	100	116	96	125	175
S & P 500	100	128	103	128	158
S & P Insurance	100	125	135	145	181

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

Insurance Operations

The following table shows the condensed financial results for the Company’s insurance operations for 2024 and 2023. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2024	2023	2024 vs 2023 % Increase (Decrease)
Revenues from external customers:
Insurance premiums	$119,656	$114,658	4%
Net investment income	68,255	67,812	1%
Mortgage fee income	0	77	(100%)
Gains on investments and other assets	2,055	963	113%
Other revenues	1,564	1,666	(6%)
Intersegment revenues	7,272	8,203	(11%)
Total segment revenues	$198,802	$193,379	3%

Segment net earnings	$24,851	$21,617	15%

Profitability for 2024 increased due to (a) a $4,998,000 increase in insurance premiums and other considerations, (b) a $3,301,000 decrease in death, surrenders and other policy benefits, (c) a $2,323,000 decrease in amortization of deferred policy acquisition costs, (d) a $1,092,000 increase in gains on investments and other assets, (e) a $443,000 increase in net investment income, and (f) a $354,000 decrease in interest expense, which were partially offset by (i) a $2,949,000 increase in income tax expense, (ii) a $2,929,000 increase in selling, general and administrative expenses, (iii) a $2,245,000 increase in future policy benefits, (iv) a $931,000 decrease in intersegment revenue, (v) a $102,000 decrease in other revenues, (vi) a $77,000 decrease in mortgage fee income, and (vii) a $42,000 increase in intersegment interest expense and other expenses.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for 2024 and 2023. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2024	2023	2024 vs 2023 % Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$16,101	$15,189	6%
Mortuary revenues	12,936	12,676	2%
Net investment income	2,569	2,952	(13%)
Gains on investments and other assets	873	717	22%
Other revenues	543	404	34%
Intersegment revenues	341	340	0%
Total segment revenues	$33,363	$32,278	3%
Segment net earnings	$6,634	$6,313	5%

Profitability in 2024 increased due to (a) a $1,140,000 increase in cemetery pre-need sales, (b) a $260,000 increase in mortuary at-need sales, (c) a $156,000 increase in gains on investments and other assets, (d) a $139,000 increase in other revenues, and (e) a $26,000 decrease in intersegment interest expense and other expenses, which were partially offset by (i) a $458,000 increase in selling, general and administrative expenses, (ii) a $383,000 decrease in net investment income, (iii) a $239,000 increase in amortization of deferred policy acquisition costs, (iv) a $228,000 decrease in cemetery at-need sales, and (v) a $96,000 increase in income tax expense.

Mortgage Operations

The Company’s wholly owned subsidiary, SecurityNational Mortgage, is a mortgage lender incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originates mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage originates and refinances mortgage loans on a retail basis. Mortgage loans originated or refinanced by SecurityNational Mortgage are funded through loan purchase agreements with the Company, Security National Life, Kilpatrick Life, and unaffiliated financial institutions.

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the MSRs on approximately 0.44% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

US Treasury rates continue to remain elevated despite the downward trend in inflation data and the Federal Reserve’s action to reduce rates. This has resulted in higher-than-expected mortgage rates, which in turn has further decreased the demand for loan originations classified as refinance. The higher-than-expected mortgage rates have also continued to have a negative effect on loan originations classified as purchases.

For 2024 and 2023, SecurityNational Mortgage originated 7,269 loans ($2,295,830,000 total volume) and 7,185 loans ($2,173,081,000 total volume), respectively.

The following table shows the condensed financial results for the Company’s mortgage operations for 2024 and 2023. See Note 15 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2024	2023	2024 vs 2023 % Increase (Decrease)
Revenues from external customers:
Secondary gains from investors	$70,355	$68,428	3%
Income from loan originations	33,604	31,245	8%
Change in fair value of loans held for sale	2,870	(478)	700%
Change in fair value of loan commitments	730	(1,124)	165%
Net investment income	902	1,580	(43%)
Gains on investments and other assets	(986)	157	(728%)
Other revenues	2,497	1,576	58%
Intersegment revenues	573	531	8%
Total segment revenues	$110,545	$101,915	8%
Segment net loss	$(4,949)	$(13,435)	63%

Losses in 2024 compared to 2023 decreased due to (a) a $4,251,000 decrease in other expenses, (b) a $3,348,000 increase in the fair value of loans held for sale, (c) a $2,359,000 increase in income from loan originations, (d) a $2,177,000 decrease in personnel expenses, (e) a $1,927,000 increase in secondary gains from investors, (f) a $1,854,000 increase in the fair value of loan commitments, (g) a $1,729,000 decrease in rent and rent related expenses, (h) a $921,000 increase in other revenues, (i) a $904,000 decrease in intersegment interest expense and other expenses, (j) a $330,000 decrease in advertising expenses, (k) a $306,000 decrease in costs related to funding mortgage loans, (l) a $257,000 decrease in interest expense, (m) a $42,000 increase in intersegment revenues, and (n) a $29,000 decrease in depreciation on property and equipment, which were partially offset by (i) a $7,410,000 increase in commissions, (ii) a $2,717,000 increase in income tax expense, (iii) a $1,143,000 decrease in gains on investments and other assets, and (iv) a $678,000 decrease in net investment income.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fundamental to understanding its results of operations and financial condition as they require that the Company use estimates and assumptions that may affect the value of its assets or liabilities and financial results. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further information.

Five of these policies, discussed below, relate to critical estimates because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Actual results could differ from those estimates.

The Company’s Management and the Audit Committee of the Board of Directors have reviewed and approved the accounting policies associated with these critical estimates.

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

Deferred Acquisition Costs and Value of Business Acquired

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

Loan Loss Reserve

The Company provides for losses on its mortgage loans held for sale through the mortgage loan loss reserve (a liability account).

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

Results of Consolidated Operations

2024 Compared to 2023

Total revenues increased by $16,025,000, or 5.0%, to $334,522,000 for 2024 from $318,497,000 for 2023. Contributing to this increase in total revenues was primarily a $9,411,000 increase in mortgage fee income, a $4,997,000 increase in insurance premiums and other considerations, a $1,172,000 increase in net cemetery and mortuary sales, a $958,000 increase in other revenues, and a $105,000 increase in gains on investments and other assets. This increase in total revenues was offset by a $618,000 decrease in net investment income.

Mortgage fee income increased by $9,411,000, or 9.6%, to $107,559,000 for 2024, from $98,148,000 for 2023. This increase was primarily due to a $5,202,000 increase in the fair value of loans held for sale and loan commitments, a $3,264,000 increase in loan fees and interest income, a $1,850,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market. This increase in mortgage fee income was partially offset by a $905,000 increase in the provision for loan loss reserve.

Insurance premiums and other considerations increased by $4,997,000, or 4.4%, to $119,656,000 for 2024, from $114,659,000 for 2023. This increase was due to an increase of $2,555,000 in first year premiums because of increased preneed insurance sales and an increase of $2,442,000 in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying policies in force.

Net investment income decreased by $618,000, or 0.9%, to $71,725,000 for 2024, from $72,343,000 for 2023. This decrease was primarily attributable to a $3,416,000 decrease in rental income from real estate held for investment and a $3,290,000 decrease in mortgage loan interest. This decrease was partially offset by a $2,427,000 increase in interest on cash and cash equivalents, a $1,853,000 increase in insurance assignment income, a $941,000 decrease in investment expenses, a $461,000 increase in fixed maturity securities income, a $189,000 increase in income in other investments, a $137,000 increase in policy loan income, and an $82,000 increase in equity securities income.

Net mortuary and cemetery sales increased by $1,172,000, or 4.2%, to $29,037,000 for 2024, from $27,865,000 for 2023. This increase was primarily due to a $1,140,000 increase in cemetery pre-need sales and a $260,000 increase in mortuary at-need sales. This increase was partially offset by a $228,000 decrease in cemetery at-need sales.

Gains on investments and other assets increased by $105,000, or 5.7%, to $1,942,000 for 2024, from $1,837,000 for 2023. This increase in gains on investments and other assets was primarily due to a $614,000 increase in gains on real estate held for investment, a $234,000 increase in gains on other assets, a $210,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities, and a $208,000 increase in gains on fixed maturity securities. This increase was partially offset by a $1,161,000 decrease in gains on mortgage loans held for investment.

Other revenues increased by $958,000, or 26.3%, to $4,604,000 for 2024 from $3,646,000 for 2023. This increase was primarily attributable to a $1,350,000 legal settlement, which was partially offset by a decrease of $392,000 in other miscellaneous revenues.

Total benefits and expenses were $300,419,000, or 89.8% of total revenues for 2024, as compared to $302,197,000, or 94.9% of total revenues for 2023.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $1,056,000, or 1.1%, to $98,956,000 for 2024, from $100,012,000 for 2023. This decrease was primarily the result of a $3,274,000 decrease in death benefits and a $27,000 decrease in surrender and other policy benefits. This decrease was partially offset by a $2,245,000 increase in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $2,084,000, or 11.6%, to $15,940,000 for 2024, from $18,024,000 for 2023. This decrease was primarily due to increased payment consistency from premium-paying products along with a decrease in new business.

Selling, general and administrative expenses increased by an aggregate of $1,975,000, or 1.1%, to $176,465,000 for 2024, from $174,490,000 for 2023. This increase was primarily the result of a $7,043,000 increase in commissions, a $1,943,000 increase in personnel expenses, and a $32,000 increase in depreciation on property and equipment. This increase was partially offset by a $4,432,000 decrease in other expenses, a $1,710,000 decrease in rent and rent related expenses, a $595,000 decrease in advertising expenses, and a $306,000 decrease in costs related to funding mortgage loans.

Interest expense decreased by $611,000, or 12.6%, to $4,254,000 for 2024, from $4,865,000 for 2023. This decrease was primarily due to a decrease of $354,000 in interest expense on bank loans and a decrease of $257,000 in interest expense on mortgage warehouse lines of credit for loans held for sale.

Income tax expense increased by $5,763,000, or 319.2%, to $7,568,000 for 2024, from $1,805,000 for 2023. This increase was primarily due to an increase in earnings before income taxes for 2024 compared to 2023. The Company’s overall effective tax rate increased from 11.1% for 2023 to 22.2% in 2024, a 11.1% increase in the effective tax rate or a 100.6% change. This increase was partially due to the prior period reducing the valuation allowance to zero and no valuation allowance adjustment in the current period.

Risks

The following is a description of the material risks facing the Company and how it mitigates those risks:

Legal and Regulatory Risks. Changes in the legal or regulatory environment in which the Company operates may create additional expenses and risks not anticipated by the Company in developing and pricing its products. Regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. In addition, changes in tax law with respect to mortgage interest deductions or other public policy or legislative changes may affect the Company’s mortgage sales. Also, the Company may be subject to further regulations in the cemetery and mortuary business. The Company aims to mitigate these risks by offering a wide range of products and by diversifying its operations, thus reducing its exposure to any single product or jurisdiction, and by employing underwriting practices that identify and minimize the adverse impact of such risks.

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

During 2024 and 2023 the Company increased its loan loss reserve by $150,000 and decreased its loan loss reserve by $1,178,000, respectively, for loan originations, and the charges have been included in mortgage fee income. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2024 and 2023, the balances were $697,000 and $547,000, respectively. The Company believes the loan loss reserve represents probable loan losses incurred as of December 31, 2024. There is a risk, however, that future loan losses may exceed the loan loss reserve.

As of December 31, 2024, the Company’s mortgage loans held for investment portfolio consisted of mortgage loans in an aggregate principal amount of $11,400,000 with delinquencies exceeding 90 days. Of this amount, loans with an aggregate principal amount of $4,134,000 were in foreclosure proceedings. The Company has not received or recognized any interest income on the $11,400,000 in mortgage loans with delinquencies exceeding 90 days. During 2024 and 2023, the Company decreased its allowance for credit losses by $1,934,000 and increased it by $1,184,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The main reasons for the decrease in 2024 when compared to 2023 were due to a decrease in the commercial loan held for investment portfolio, further refinement of the Company’s quantitative loss analysis and general market improvements related to the residential mortgage loan held for investment single family portfolio. The allowances for credit losses on the Company’s mortgage loans held for investment portfolio as of December 31, 2024 and 2023 were $1,885,000 and $3,819,000, respectively.

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

Mortality and Morbidity Risks. The Company’s actuarial assumptions differing from actual mortality and morbidity experienced may mean that the Company’s relevant products sold were underpriced, may require the Company to liquidate insurance or make other claims earlier than planned, and have other potentially adverse consequences to the business. The Company aims to minimize this risk through sound underwriting practices, asset and liability duration matching, and sound actuarial practices.

Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the liability for future policy benefits; those used in determining the value of loans held for sale; and those used in determining loan loss reserve. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

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

As of December 31, 2024, the Company’s subsidiary SecurityNational Mortgage was not in compliance with the net income covenants under its warehouse lines of credit and its operating cash flow covenant for its standby letter of credit with its primary bank. SecurityNational Mortgage has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event SecurityNational Mortgage is required to repay the outstanding advances of approximately $10,587,449 on the warehouse line of credit that has not provided a covenant waiver, SecurityNational Mortgage has sufficient cash and borrowing capacity on the warehouse lines of credit that have provided covenant waivers to fund its origination activities. The Company has done an internal analysis of the funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During 2024 and 2023, the Company’s operations provided cash of $57,320,000 and of $53,875,000, respectively. The increase in cash provided by operations was due primarily to the increase in net earnings.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $348,774,000 (at estimated fair value) and $362,663,000 (at estimated fair value) as of December 31, 2024 and 2023, respectively. This represented 38.0% and 38.7% of the total investments of the Company as of December 31, 2024, and 2023, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. As of December 31, 2024, 2.4% (or $8,431,000) and as of December 31, 2023, 1.8% (or $6,954,000) of the insurance subsidiaries’ total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities available for sale and for the schedule of principal payments for mortgage loans held for investment.

See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s sources of liquidity.

If market conditions were to cause interest rates to change, the fair value of the Company’s fixed income portfolio (of approximately $668,293,000), which includes bonds, preferred stocks and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the fair values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Fair Value	$46,923	$21,650	$(22,661)	$(45,101)
(in thousands)

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of December 31, 2024 and 2023, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank loans and other loans payable was $445,758,000 as of December 31, 2024, as compared to $418,450,000 as of December 31, 2023. This increase was primarily due to a $26,122,000 increase in stockholders’ equity and an increase of $1,185,000 in bank loans and other loans payable. Stockholders’ equity as a percentage of total capitalization was 76.1% and 74.8% as of December 31, 2024 and 2023, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 7.0% for 2024 as compared to a rate of 4.4% for 2023.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $120,216,000 and $107,385,000 as of December 31, 2024 and 2023, respectively. The life insurance subsidiaries cannot pay dividends to their parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of December 31, 2024, the Company’s commitments were approximately $216,368,000 for these loans, of which $152,361,000 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

Contractual Obligations

In the ordinary course of the Company’s operations, the Company enters certain contractual obligations. Such obligations include operating leases for office space, agreements with respect to borrowed funds and future policy benefits. See Notes 7, 22, 24 of the Notes to Consolidated Financial Statements for more information about these obligations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Security National Financial Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2025

We have served as the Company’s auditor since 2017.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $376,012,071 and $390,884,441 for 2024 and 2023, respectively; net of allowance for credit losses of $420,993 and $314,549 for 2024 and 2023, respectively)	$366,546,129	$381,535,986
Equity securities at estimated fair value (cost of $11,386,454 and $10,571,505 for 2024 and 2023, respectively)	15,771,681	13,636,071
Mortgage loans held for investment (net of allowance for credit losses of $1,885,390 and $3,818,653 for 2024 and 2023, respectively)	301,747,358	275,616,837
Real estate held for investment (net of accumulated depreciation of $31,419,539 and $29,307,791 for 2024 and 2023, respectively)	197,693,338	183,419,292
Real estate held for sale	1,278,033	3,028,973
Other investments and policy loans (net of allowances for credit losses of $1,536,926 and $1,553,836 for 2024 and 2023, respectively)	74,855,041	69,404,617
Accrued investment income	8,499,168	10,170,790
Total investments	966,390,748	936,812,566
Cash and cash equivalents	140,546,421	126,941,658
Loans held for sale at estimated fair value	131,181,148	126,549,190
Receivables (net of allowance for credit losses of $1,678,531 and $1,897,887 for 2024 and 2023, respectively)	15,858,743	15,335,315
Restricted assets (including $12,323,535 and $9,239,063 for 2024 and 2023, respectively, at estimated fair value)	23,806,836	20,028,976
Cemetery perpetual care trust investments (including $5,689,706 and $4,969,005 for 2024 and 2023, respectively, at estimated fair value)	8,836,503	8,082,917
Receivable from reinsurers	13,831,093	14,857,059
Cemetery land and improvements	10,594,632	9,163,691
Deferred policy and pre-need contract acquisition costs	122,661,298	116,351,067
Mortgage servicing rights, net	2,939,878	3,461,146
Property and equipment, net	19,047,688	19,175,099
Value of business acquired	7,491,600	8,467,613
Goodwill	5,253,783	5,253,783
Other	21,366,843	20,072,195
Total Assets	$1,489,807,214	$1,430,552,275

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2024	2023
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$944,811,843	$916,038,616
Unearned premium reserve	2,011,679	2,543,822
Bank and other loans payable	106,740,104	105,555,137
Deferred pre-need cemetery and mortuary contract revenues	20,168,405	18,237,246
Cemetery perpetual care obligation	5,642,693	5,326,196
Accounts payable	2,937,293	2,936,968
Other liabilities and accrued expenses	55,633,661	53,266,090
Income taxes	13,079,257	13,752,981
Total liabilities	1,151,024,935	1,117,657,056
Stockholders’ Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 21,255,006 shares issued and outstanding as of December 31, 2024 and 21,052,883 (1) shares issued and outstanding as of December 31, 2023	42,510,012	40,096,004
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,321,833 shares issued and outstanding as of December 31, 2024 and 3,120,432 (1) shares issued and outstanding as of December 31, 2023	6,643,666	5,943,708
Additional paid-in capital	79,698,367	72,424,429
Accumulated other comprehensive loss, net of taxes	(6,951,266)	(6,885,558)
Retained earnings	225,359,186	206,978,373
Treasury stock, at cost - 1,025,784 Class A shares and 99,623 Class C shares as of December 31, 2024; and 852,338 (1) Class A shares and 35,503 (1) Class C shares as of December 31, 2023	(8,477,686)	(5,661,737)
Total stockholders’ equity	338,782,279	312,895,219
Total Liabilities and Stockholders’ Equity	$1,489,807,214	$1,430,552,275

(1)	Issued and outstanding shares have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years Ended December 31,
	2024	2023
Revenues:
Insurance premiums and other considerations	$119,655,745	$114,658,436
Mortgage fee income	107,558,640	98,147,972
Net investment income	71,725,249	72,343,047
Net mortuary and cemetery sales	29,037,173	27,864,811
Gains on investments and other assets	1,941,898	1,837,342
Other	4,603,963	3,645,882
Total revenues	334,522,668	318,497,490

Benefits and expenses:
Death benefits	58,116,837	61,390,517
Surrenders and other policy benefits	4,584,763	4,612,346
Increase in future policy benefits	36,253,859	34,008,997
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	15,940,371	18,024,338
Selling, general and administrative expenses:
Commissions	46,972,909	39,929,556
Personnel	85,084,802	83,141,759
Advertising	3,115,120	3,710,445
Rent and rent related	5,147,069	6,857,137
Depreciation on property and equipment	2,383,621	2,351,661
Costs related to funding mortgage loans	6,134,709	6,440,439
Other	27,627,210	32,058,856
Interest expense	4,254,100	4,865,327
Cost of goods and services sold – cemeteries and mortuaries	4,803,528	4,805,700
Total benefits and expenses	300,418,898	302,197,078

Earnings before income taxes	34,103,770	16,300,412
Income tax expense	(7,568,002)	(1,805,354)
Net earnings	$26,535,768	$14,495,058

Net earnings per Class A equivalent common share (1)	$1.14	$0.63

Net earnings per Class A equivalent common share - assuming dilution (1)	$1.11	$0.61

Weighted average Class A equivalent common shares outstanding (1)	23,314,643	23,189,418

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	23,975,508	23,813,324

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A Common Stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of comprehensive income

	Years Ended December 31,
	2024	2023
Net earnings	$26,535,768	$14,495,058
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	(79,228)	7,814,324
Unrealized gains on restricted assets	841	11,175
Unrealized gains (losses) on cemetery perpetual care trust investments	(1,403)	2,917
Other comprehensive income (loss), before income tax	(79,790)	7,828,416
Income tax benefit (expense)	14,082	(1,643,697)
Other comprehensive income (loss), net of income tax	(65,708)	6,184,719
Comprehensive income	$26,470,060	$20,679,777

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$37,516,062	$5,779,718	$64,767,769	$(13,070,277)	$202,160,306	$(4,366,651)	$292,786,927

Adoption of ASU 2016-13	-	-	-	-	(671,506)	-	(671,506)
Net earnings	-	-	-	-	14,495,058	-	14,495,058
Other comprehensive income	-	-	-	6,184,719	-	-	6,184,719
Stock based compensation expense	-	-	601,362	-	-	-	601,362
Exercise of stock options	558,354	-	(423,967)	-	-	-	134,387
Vesting of restricted stock units	2,430	-	(2,430)	-	-	-	-
Sale of treasury stock	-	-	76,202	-	-	2,134,517	2,210,719
Purchase of treasury stock	-	-	583,156	-	-	(3,429,603)	(2,846,447)
Stock dividends	1,899,960	283,188	6,822,337	-	(9,005,485)	-	-
Conversion Class C to Class A	119,198	(119,198)	-	-	-	-	-
Balance at December 31, 2023	40,096,004	5,943,708	72,424,429	(6,885,558)	206,978,373	(5,661,737)	312,895,219

Net earnings	-	-	-	-	26,535,768	-	26,535,768
Other comprehensive income	-	-	-	(65,708)	-	-	(65,708)
Stock based compensation expense	-	-	800,820	-	-	-	800,820
Exercise of stock options	400,144	403,334	413,835	-	-	(768,191)	449,122
Vesting of restricted stock units	3,570	-	(3,570)	-	-	-	-
Sale of treasury stock	-	-	214,816	-	-	1,005,748	1,220,564
Purchase of treasury stock	-	-	-	-	-	(3,053,506)	(3,053,506)
Stock dividends	2,009,762	297,156	5,848,037	-	(8,154,955)	-	-
Conversion Class C to Class A	532	(532)	-	-	-	-	-
Balance at December 31, 2024	$42,510,012	$6,643,666	$79,698,367	$(6,951,266)	$225,359,186	$(8,477,686)	$338,782,279

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$26,535,768	$14,495,058
Adjustments to reconcile net earnings to net cash used in operating activities:
Gains on investments and other assets	(1,941,898)	(1,837,342)
Depreciation	8,172,446	8,641,080
Provision for credit losses	55,750	1,959,707
Net amortization of deferred fees and costs, premiums and discounts	(1,992,153)	(2,140,548)
Provision for deferred income taxes	311,971	(2,495,489)
Policy and pre-need acquisition costs deferred	(21,343,031)	(24,432,809)
Policy and pre-need acquisition costs amortized	15,032,413	16,724,336
Value of business acquired amortized	907,958	1,300,002
Mortgage servicing rights, additions	(90,370)	(1,009,312)
Amortization of mortgage servicing rights	611,638	587,931
Stock based compensation expense	800,820	601,362
Benefit plans funded with treasury stock	1,220,564	2,210,719
Net change in fair value of loans held for sale	(2,869,729)	478,460
Originations of loans held for sale	(2,295,830,408)	(2,173,080,584)
Proceeds from sales of loans held for sale	2,338,209,587	2,224,454,040
Net gains on sales of loans held for sale	(45,383,321)	(40,239,112)
Change in assets and liabilities:
Land and improvements held for sale	(1,430,941)	(62,217)
Future policy benefits and unpaid claims	31,595,619	29,745,349
Other operating assets and liabilities	4,747,167	(2,025,510)
Net cash provided by operating activities	57,319,850	53,875,121
Cash flows from investing activities:
Purchases of fixed maturity securities	(85,235,694)	(70,315,501)
Sales, calls and maturities of fixed maturity securities	101,038,735	42,966,901
Purchase of equity securities	(3,098,448)	(6,993,289)
Sales of equity securities	2,321,623	6,346,625
Purchases of restricted assets	(6,039,118)	(3,065,758)
Sales, calls and maturities of restricted assets	1,579,178	840,080
Purchases of cemetery perpetual care trust investments	(4,615,717)	(1,083,550)
Sales, calls and maturities of cemetery perpetual care trust investments	2,607,608	458,046
Mortgage loans held for investment, other investments and policy loans made	(740,739,575)	(645,581,141)
Payments received for mortgage loans held for investment, other investments and policy loans	707,194,046	682,267,677
Purchases of property and equipment	(2,470,032)	(1,109,937)
Sales of property and equipment	365,697	-
Purchases of real estate	(52,348,798)	(22,894,604)
Sales of real estate	36,306,431	32,772,520
Net cash provided by (used in) investing activities	(43,134,064)	14,608,069

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2024	2023
Cash flows from financing activities:
Investment contract receipts	13,302,949	12,572,508
Investment contract withdrawals	(15,631,260)	(15,654,593)
Proceeds from stock options exercised	449,122	134,387
Purchase of treasury stock	(3,053,506)	(2,846,447)
Repayment of bank loans	(1,929,346)	(69,602,737)
Proceeds from bank loans	-	68,500,000
Net change in warehouse line borrowings for loans held for sale	2,855,476	(55,146,726)
Net cash used in financing activities	(4,006,565)	(62,043,608)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	10,179,221	6,439,582
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	139,923,399	133,483,817
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$150,102,620	$139,923,399

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,196,139	$5,136,747
Income taxes	8,227,642	20,406,598

Non Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,770,873	$160,348
Loans held for sale foreclosed into real estate held for sale	858,977	-
Mortgage loans held for investment foreclosed into real estate held for sale	671,480	-
Loans held for sale foreclosed into receivables	382,936	-
Right-of-use assets obtained in exchange for finance lease liabilities	176,040	12,332
Transfer of loans held for sale to mortgage loans held for investment	-	3,017,626
Transfer from mortgage loans held for investment to restricted assets	-	1,625,961
Transfer from mortgage loans held for investment to cemetery perpetual care trust investments	-	1,611,550

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the consolidated statements of cash flows is presented in the table below:

	Years Ended December 31,
	2024	2023
Cash and cash equivalents	$140,546,421	$126,941,658
Restricted assets	8,553,803	10,114,694
Cemetery perpetual care trust investments	1,002,396	2,867,047
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$150,102,620	$139,923,399

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

Material estimates that are particularly susceptible to significant changes in the near term are those used in determining the value of derivative assets and liabilities; those used in determining deferred acquisition costs and the value of business acquired; those used in determining the liability for future policy benefits; those used in determining the value of loans held for sale; and those used in determining loan loss reserve. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

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

Years Ended December 31, 2024 and 2023

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

Accrued investment income refers to the income earned from investments that has not yet been received by the Company.

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

Years Ended December 31, 2024 and 2023

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month period, the loans are repurchased and transferred to mortgage loans held for investment at the lower of cost or fair value and previously recorded mortgage fee income that was to be received from a third-party investor is written off against the loan loss reserve. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

Determining Fair Value

The cost for loans held for sale is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Fair value is often difficult to determine and may contain significant unobservable inputs, but is based on the following guidelines:

●	For loans that are committed, the Company uses the commitment price.
●	For loans that are non-committed that have an active market, the Company uses the market price.
●	For loans that are non-committed where there is no market but there is a similar product, the Company uses the fair value for the similar product.
●	For loans that are non-committed where no active market exists, the Company determines that the unpaid principal balance best approximates the fair value, after considering the fair value of the underlying real estate collateral, estimated future cash flows, and the loan interest rate.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

1) Significant Accounting Policies (Continued)

The appraised value of the real estate underlying the original mortgage loan adds support to the Company’s determination of fair value because if the loan becomes delinquent the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan, thus minimizing credit losses. Most loans originated are sold to third-party investors. The amounts expected to be sold to investors are shown on the consolidated balance sheets as loans held for sale.

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale. All revenues and costs are recognized when the mortgage loan is funded and any changes in fair value are shown as a component of mortgage fee income. See Note 3 and Note 17 to Consolidated Financial Statements for additional disclosures regarding loans held for sale and mortgage fee income.

Loan Loss Reserve

The loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on loans sold to third-party investors classified as loans held for sale on the consolidated balance sheets. The Company may be required to reimburse third-party investors for costs associated with early payoff of loans within six months of origination of such loans and to repurchase loans where there is a default, in any, of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions in the event of defects in the representation and warranties made at loan sale. The Company accrues a monthly allowance for indemnification losses to investors based on total production. This estimate is based on the Company’s historical experience and is included as a component of mortgage fee income. Subsequent updates to the recorded liability from changes in assumptions are recorded in selling, general and administrative expenses as a component of provision for loan loss reserve. The estimated liability for indemnification losses is included in other liabilities and accrued expenses.

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

Years Ended December 31, 2024 and 2023

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

When accounting for DAC, the Company considers internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract are accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract are written off. Modifications that result in a contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract.

Value of Business Acquired

Value of business acquired (“VOBA”) is the present value of estimated future profits of the acquired business and is amortized like deferred policy acquisition costs. The critical issues explained for deferred acquisition costs would also apply for the value of business acquired.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSR”) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company retains and provides loan servicing functions on loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate owned and property dispositions.

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

Years Ended December 31, 2024 and 2023

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

Years Ended December 31, 2024 and 2023

1) Significant Accounting Policies (Continued)

Forward Sale Commitments

The Company utilizes forward commitments to economically hedge the price risk associated with its outstanding mortgage loan commitments. A forward commitment protects the Company from losses on sales of the loans arising from exercise of the loan commitments. Management expects these types of commitments will experience changes in fair value in contrast to changes in fair value of the loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments.

The net changes in fair value of loan commitments and forward sale commitments are shown in current earnings as a component of mortgage fee income on the consolidated statements of earnings. Mortgage banking derivatives are shown in other assets and other liabilities and accrued expenses on the consolidated balance sheets.

Call and Put Option Derivatives

The Company discontinued its use of selling “out of the money” call options on its equity securities and the use of selling put options as a source of revenue in the first quarter of 2023. The net changes in the fair value of call and put options are shown in current earnings as a component of realized gains (losses) on investments and other assets. Call and put options were shown in other liabilities and accrued expenses on the consolidated balance sheets.

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

Future Policy Benefits and Unpaid Claims

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, lapse rates, surrender rates, dividend crediting rates, mortality, morbidity, and other assumptions based on the life insurance subsidiaries’ historical experience, industry standards, and best estimate of future results, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity, which are deemed a reasonable equivalent for GAAP. The range of assumed interest rates for all traditional life insurance policy reserves was 4% to 10%. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred. Increases in future policy benefits are charged to expense.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

1) Significant Accounting Policies (Continued)

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

Unearned Premium Reserve

The universal life products the Company services have significant policy initiation fees (front-end load) that are deferred and amortized into revenues over the estimated expected gross profits from surrender charges and investment, mortality, and expense margins. The same issues that impact deferred acquisition costs apply to unearned revenue.

Participating Insurance

Participating business constituted 2% of insurance in force for the years ended 2024 and 2023. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. The amounts to be paid are determined by the Company’s Board of Directors. The expense recognized for policyholder dividends is included in surrenders and other policy benefits on the consolidated statements of earnings.

Recognition of Insurance Premiums and Other Considerations

Premiums and other considerations for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies) are recognized as revenues when due from policyholders. Premiums and other consideration for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities, and annuities without life contingencies) are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Company receives investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims more than policyholder account balances are reported as expenses, included in death benefits, in the consolidated financial statements.

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

Years Ended December 31, 2024 and 2023

1) Significant Accounting Policies (Continued)

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

Goodwill

Previous acquisitions have been accounted for as purchases under which assets acquired, and liabilities assumed were recorded at their fair values with the excess purchase price recognized as goodwill. The Company evaluates annually or when changes in circumstances warrant the recoverability of goodwill and if there is a decrease in value, the related impairment is recognized as a charge against income.

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

Years Ended December 31, 2024 and 2023

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

1) Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Accounting Standards Adopted in 2024

ASU No. 2023-07: “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” — Issued in November 2023, ASU 2023-07 requires enhanced disclosures about significant segment expenses. The key amendments include: (i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss on an annual and interim basis; (ii) disclosures on an amount for other segment items by reportable segment and a description of its composition on an annual and interim basis. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss; (iii) providing all annual disclosures on a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods; and (iv) specifying the title and position of the CODM. The Company adopted ASU 2023-07 retrospectively for the annual period beginning January 1, 2024, and for the interim periods beginning January 1, 2025. The adoption of ASU 2023-07 did not affect the Company’s financial position or results of operations. Refer to Note 15 for the disclosures regarding the Company’s business segments.

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

Years Ended December 31, 2024 and 2023

1) Significant Accounting Policies (Continued)

Accounting Standards Issued But Not Yet Adopted

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The standard is aimed at improving the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplifying amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, ASU No. 2020-11: “Financial Services – Insurance (Topic 944): Effective Date and Early Application,” was issued. This ASU was issued to provide additional time for the implementation of ASU No. 2018-12 by deferring the effective date by one year. For smaller reporting companies, this update is effective for annual reporting periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. The Company will adopt the standard commencing with its annual reporting period ending December 31, 2025. The Company is nearing completion of its analysis and implementation of the new standard, including the identification of cohorts, system updates, and design. The Company has engaged its team of actuaries, accountants, and systems specialists and consulted external system providers as part of the implementation. The adoption of this guidance is expected to have an impact on its financial position, results of operations, and disclosures, as well as systems, processes and controls. The Company continues to evaluate the impact of the new guidance on its consolidated financial statements.

ASU No. 2023-09: “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” — Issued in December 2023, ASU 2023-09 requires that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for the Company for the annual reporting periods beginning January 1, 2025. The Company will adopt the standard commencing with its annual reporting period ending December 31, 2025. The Company does not anticipate that the adoption of ASU 2023-09 will have a material impact on the consolidated financial statements.

ASU No. 2024-03: “Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” — Issued in November 2024, ASU 2024-03 requires public business entities to disclose, in the notes to the consolidated financial statements, specified information about certain expenses at each interim and annual reporting period. ASU 2024-03 requires disclosures about specific types of expenses (i.e., (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization) included in the expense captions presented on the face of the statement of earnings as well as disclosures about selling expenses. ASU 2024-03 does not change the requirements for the presentation of expenses on the statement of earnings. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Accordingly, the Company will adopt the standard commencing with its annual reporting period ending December 31, 2027. The Company is in the process of estimating the potential impact of the new guidance on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments

The Company’s investments as of December 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$74,680,606	$327,618	$(486,976)	$-	$74,521,248

Obligations of states and political subdivisions	6,416,751	1,762	(290,448)	-	6,128,065

Corporate securities including public utilities	262,954,278	2,444,842	(6,922,871)	(408,944)	258,067,305

Mortgage-backed securities	31,710,436	125,764	(4,244,640)	(12,049)	27,579,511

Redeemable preferred stock	250,000	-	-	-	250,000

Total fixed maturity securities available for sale	$376,012,071	$2,899,986	$(11,944,935)	$(420,993)	$366,546,129

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,386,454	$4,976,567	$(591,340)		$15,771,681

Total equity securities at estimated fair value	$11,386,454	$4,976,567	$(591,340)		$15,771,681

Mortgage loans held for investment at amortized cost:
Residential	$92,061,787
Residential construction	151,172,733
Commercial	62,753,085
Less: Unamortized deferred loan fees, net	(2,082,241)
Less: Allowance for credit losses	(1,885,390)
Less: Net discounts	(272,616)

Total mortgage loans held for investment	$301,747,358

Real estate held for investment - net of accumulated depreciation:
Residential	$71,618,410
Commercial	126,074,928

Total real estate held for investment	$197,693,338

Real estate held for sale:
Residential	$1,126,480
Commercial	151,553

Total real estate held for sale	$1,278,033

Other investments and policy loans at amortized cost:
Policy loans	$14,019,248
Insurance assignments	48,493,858
Federal Home Loan Bank stock (2)	2,404,900
Other investments	11,473,961
Less: Allowance for credit losses for insurance assignments	(1,536,926)

Total policy loans and other investments	$74,855,041

Accrued investment income	$8,499,168

Total investments	$966,390,748

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $553,900 of Membership stock and $1,851,000 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

There were no investments, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of December 31, 2024, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturities securities available for sale that were carried at estimated fair value as of December 31, 2024 and 2023. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit, and maturity of the investments. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$8,737	$986,365	$478,239	$22,110,495	$486,976	$23,096,860
Obligations of states and political subdivisions	15,003	2,167,918	275,445	3,008,385	290,448	5,176,303
Corporate securities including public utilities	1,888,022	93,562,219	5,034,849	77,975,776	6,922,871	171,537,995
Mortgage-backed securities	32,150	2,915,192	4,212,490	19,041,442	4,244,640	21,956,634
Totals	$1,943,912	$99,631,694	$10,001,023	$122,136,098	$11,944,935	$221,767,792

At December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$29,394	$9,436,090	$1,387,054	$70,885,403	$1,416,448	$80,321,493
Obligations of states and political subdivisions	11,105	470,325	308,155	5,284,498	319,260	5,754,823
Corporate securities including public utilities	529,660	32,507,773	6,615,847	107,556,216	7,145,507	140,063,989
Mortgage-backed securities	29,799	2,260,445	4,673,106	22,184,174	4,702,905	24,444,619
Totals	$599,958	$44,674,633	$12,984,162	$205,910,291	$13,584,120	$250,584,924

Relevant holdings were comprised of 706 securities with fair values aggregating 94.9% of the aggregated amortized cost as of December 31, 2024. Relevant holdings were comprised of 606 securities with fair values aggregating 94.9% of the aggregated amortized cost as of December 31, 2023. Credit loss provision of $106,444 and $325,314 have been recognized for 2024 and 2023, respectively. Credit losses are included in gains (losses) on investments and other assets on the consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

If the Company intends to sell a fixed maturity security or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, a credit loss has occurred and the difference between the amortized cost and the fair value that relates to the expected credit loss is recognized as a loss in earnings, included in gains (losses) on investments and other assets on the consolidated statements of earnings.

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

The Company does not measure a credit loss allowance on accrued interest receivable, included in accrued investment income on the consolidated balance sheets, as the Company writes off any accrued interest receivable balance to net investment income in a timely manner (after 90 days) when the Company has concerns regarding collectability.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Credit Quality Indicators

The NAIC assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 are considered investment grade while the NAIC Class 3 through 6 designations are considered non-investment grade. Based on the NAIC designations, the Company had 97.7% and 98.2% of its fixed maturity securities rated investment grade as of December 31, 2024 and 2023, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	December 31, 2024		December 31, 2023
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$188,386,980	$183,460,027	$221,933,425	$216,975,288
2	178,060,265	174,405,442	161,062,016	157,346,803
3	7,961,422	7,342,220	6,418,829	5,953,542
4	649,592	600,459	982,290	948,478
5	702,643	487,981	236,648	51,875
6	1,169	-	1,233	-
Total	$375,762,071	$366,296,129	$390,634,441	$381,275,986

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale:

	Year Ended December 31, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - December 31, 2023	$-	$-	$308,500	$6,049	$314,549

Additions for credit losses not previously recorded	-	-	55,000	-	55,000
Change in allowance on securities with previous allowance	-	-	60,000	6,000	66,000
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	(14,556)	-	(14,556)

Ending Balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

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

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$44,055,016	$43,765,347
Due in 2-5 years	126,512,253	125,295,048
Due in 5-10 years	107,397,297	106,707,517
Due in more than 10 years	66,087,069	62,948,706
Mortgage-backed securities	31,710,436	27,579,511
Redeemable preferred stock	250,000	250,000
Total	$376,012,071	$366,546,129

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Years Ended December 31,
	2024	2023
Proceeds from sales	$2,629,493	$2,557,074
Gross realized gains	233	11,508
Gross realized losses	(1,407)	(57,861)

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	Years Ended December 31,
	2024	2023
Fixed maturity securities available for sale at estimated fair value	$6,126,589	$6,206,650
Other investments	400,000	400,000
Cash and cash equivalents	1,444,654	1,909,215
Total assets on deposit	$7,971,243	$8,515,865

Assets held in trust related to third-party reinsurance agreements were as follows:

	Years Ended December 31,
	2024	2023
Fixed maturity securities available for sale at estimated fair value	$25,309,270	$27,903,952
Cash and cash equivalents	4,417,683	2,101,052
Total assets on deposit	$29,726,953	$30,005,004

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). Assets pledged as collateral with the FHLB are presented below. These pledged securities are used as collateral for any FHLB cash advances. See Note 7 of the Notes to the Consolidated Financial Statements for more information about the FHLB.

	Years Ended December 31,
	2024	2023
Fixed maturity securities available for sale at estimated fair value	$63,800,454	$93,903,089

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

Commercial Real Estate Held for Investment and Held for Sale

The Company owns and manages commercial real estate assets as a means of both generating investment income and providing workspace for its employees. These assets are acquired in accordance with the Company’s goals and objectives for risk-adjusted returns. Due diligence is conducted on each asset using internal and third-party resources. The geographic locations and asset classes of investments are determined by senior management under the direction of the Company’s Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

The Company currently owns and operates six commercial properties in three states. These properties include office buildings, flex office space, and the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company uses bank debt in strategic cases, primarily where it is anticipated to improve yields, or facilitate the acquisition of higher quality assets or asset class diversification.

The aggregated net book value of commercial real estate serving as collateral for bank loans was $119,889,846 and $124,381,467 as of December 31, 2024 and 2023, respectively. The associated bank loan carrying values totaled $96,007,488 and $97,807,614 as of December 31, 2024 and 2023, respectively.

During 2024 and 2023, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

During 2024 and 2023, the Company recorded depreciation expense on commercial real estate held for investment of $5,778,214 and $6,278,828, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows:

	Net Book Value		Total Square Footage
	December 31,		December 31,
	2024	2023	2024	2023
Utah (1)	$126,056,342	$142,475,177	546,941	625,920
Louisiana	18,586	19,250	1,622	1,622

	$126,074,928	$142,494,427	548,563	627,542

(1)	Includes Center53

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Operating leases arise from the leasing of the Company’s commercial real estate held for investment. Initial lease terms generally range from three to ten years.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease payments expected to be received.

2025	$10,947,238
2026	9,938,966
2027	8,833,459
2028	8,700,328
2029	8,085,786
Thereafter	38,741,022
Total	$85,246,799

The Company’s commercial real estate held for sale is summarized as follows:

	Net Book Value		Total Square Footage
	December 31,		December 31,
	2024	2023	2024	2023
Mississippi (1)	$151,553	$3,028,973	-	19,694

	$151,553	$3,028,973	-	19,694

(1)	Consists of approximately 93 acres of undeveloped land for $151,553 for 2024 and 2023. The remaining property for $2,877,420 was sold in February 2024 for a gain of approximately $250,000.

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

During 2024 and 2023, the Company did not record any impairment losses on residential real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

During 2024 and 2023, the Company recorded depreciation expense on residential real estate held for investment of $10,611 and $10,592, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

The Company’s residential real estate held for investment is summarized as follows:

	Net Book Value
	December 31,
	2024	2023
Utah (1)	$71,618,410	$40,924,865
	$71,618,410	$40,924,865

(1)	Includes multiple residential subdivision development projects, refer to the following table.

The following table presents additional information regarding the Company’s residential subdivision development in Utah.

	December 31,
	2024	2023
Lots available for sale	231	42
Lots to be developed	1,046	1,145
Ending Balance	$71,443,356	$40,739,201

The Company’s residential real estate held for sale is summarized as follows:

	Net Book Value
	December 31,
	2024	2023
Florida	$276,580	$-
Utah	849,900	-
	$1,126,480	$-

The net book value of foreclosed residential real estate included in residential real estate held for investment or sale was $1,126,480 and nil as of December 31, 2024 and 2023, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the commercial real estate owned by the Company. As of December 31, 2024, real estate owned and occupied by the Company is summarized as follows:

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

Concentrations of credit risk arise when several mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of December 31, 2024, the Company had 56%, 8%, 9% and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, Arizona, and Texas, respectively. As of December 31, 2023, the Company had 44%, 11%, 10%, 7% and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, and Arizona, respectively.

Evaluation of Allowance for Credit Losses

See Note 1 regarding the adoption of ASU 2016-13.

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the Company’s mortgage loans held for investment to present the net amount expected to be collected. The Company reports in net earnings, as a credit loss expense, the amount necessary to adjust the allowance for credit losses for the Company’s current estimate of expected credit losses on mortgage loans held for investment. This credit loss expense is included in other expenses on the consolidated statements of earnings.

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $244,000 and $237,000 as of December 31, 2024 and 2023, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

The Company measures expected credit losses based on the fair value of the collateral when the Company determines that foreclosure is probable. When a mortgage loan becomes delinquent, the Company proceeds to foreclose, and all expenses of foreclosure are expensed as incurred. Once foreclosed, the property is classified as real estate held for investment or held for sale.

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

Residential — These loans are secured by first and second mortgages on single-family dwellings. The borrower’s ability to repay is sensitive to life events and the general economic condition of the region. Where loan to value exceeds 80%, the loan is generally guaranteed by private mortgage insurance, the FHA, or VA.

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

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Residential construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and for subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
December 31, 2024
Allowance for credit losses:
Beginning balance - January 1, 2023	$1,219,653	$2,390,894	$208,106	$3,818,653
Change in provision for credit losses (2)	(487,159)	(444,859)	94,240	(837,778)
Charge-offs	-	(1,095,485)	-	(1,095,485)
Ending balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390

December 31, 2023
Allowance for credit losses:
Beginning balance - January 1, 2023	$187,129	$1,739,980	$43,202	$1,970,311
Adoption of ASU 2016-13 (1)	555,807	(192,607)	301,830	665,030
Change in provision for credit losses (2)	476,717	843,521	(136,926)	1,183,312
Charge-offs	-	-	-	-
Ending balance - December 31, 2023	$1,219,653	$2,390,894	$208,106	$3,818,653

(1)	See Note 1 of the notes to the consolidated financial statements
(2)	Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type.

	Commercial	Residential	Residential Construction	Total
December 31, 2024
30-59 days past due	$2,100,000	$5,818,334	$-	$7,918,334
60-89 days past due	-	845,980	-	845,980
Over 90 days past due (1)	4,205,000	3,061,450	-	7,266,450
In process of foreclosure (1)	191,508	3,942,392	-	4,133,900
Total past due	6,496,508	13,668,156	-	20,164,664
Current	56,256,577	78,393,631	151,172,733	285,822,941
Total mortgage loans	62,753,085	92,061,787	151,172,733	305,987,605
Allowance for credit losses	(732,494)	(850,550)	(302,346)	(1,885,390)
Unamortized deferred loan fees, net	(115,555)	(1,307,539)	(659,147)	(2,082,241)
Unamortized discounts, net	(149,268)	(123,348)	-	(272,616)
Net mortgage loans held for investment	$61,755,768	$89,780,350	$150,211,240	$301,747,358

December 31, 2023
30-59 days past due	$-	$3,387,673	$-	$3,387,673
60-89 days past due	-	3,472,760	-	3,472,760
Over 90 days past due (1)	405,000	3,480,931	-	3,885,931
In process of foreclosure (1)	1,241,508	1,021,790	-	2,263,298
Total past due	1,646,508	11,363,154	-	13,009,662
Current	72,530,030	91,790,433	104,052,748	268,373,211
Total mortgage loans	74,176,538	103,153,587	104,052,748	281,382,873
Allowance for credit losses	(1,219,653)	(2,390,894)	(208,106)	(3,818,653)
Unamortized deferred loan fees, net	(172,989)	(1,135,491)	(314,746)	(1,623,226)
Unamortized discounts, net	(216,705)	(107,452)	-	(324,157)
Net mortgage loans held for investment	$72,567,191	$99,519,750	$103,529,896	$275,616,837

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Total	% of Total
LTV:
Less than 65%	$7,653,600	$24,600,000	$2,352,150	$864,128	$-	$8,867,779	$44,337,657	70.65%
65% to 80%	10,432,942	1,840,776	823,397	-	4,913,313	-	18,010,428	28.70%
Greater than 80%	-	-	-	405,000	-	-	405,000	0.65%

Total	$18,086,542	$26,440,776	$3,175,547	$1,269,128	$4,913,313	$8,867,779	$62,753,085	100.00%

DSCR
>1.20x	$16,300,000	$20,990,000	$1,000,000	$-	$4,913,313	$5,414,274	$48,617,587	77.47%
1.00x - 1.20x	432,942	5,450,776	2,175,547	1,269,128	-	3,453,505	12,781,898	20.37%
<1.00x	1,353,600	-	-	-	-	-	1,353,600	2.16%

Total	$18,086,542	$26,440,776	$3,175,547	$1,269,128	$4,913,313	$8,867,779	$62,753,085	100.00%

The Company evaluates and monitors the credit quality of its residential mortgage loans by analyzing LTV and loan performance. The Company defines non-performing mortgage loans as loans more than 90 days past due and on a non-accrual status. Monitoring a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Total	% of Total
Performance Indicators:
Performing	$14,861,098	$10,030,848	$42,634,670	$3,076,901	$5,513,462	$8,940,966	$85,057,945	92.39%
Non-performing (1)	-	3,442,992	1,451,039	291,359	311,116	1,507,336	7,003,842	7.61%

Total	$14,861,098	$13,473,840	$44,085,709	$3,368,260	$5,824,578	$10,448,302	$92,061,787	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $3,942,392

LTV:
Less than 65%	$6,241,730	$4,931,376	$5,488,954	$1,790,036	$2,440,002	$5,273,672	$26,165,770	28.42%
65% to 80%	7,802,984	7,662,200	37,509,634	1,578,224	2,701,008	5,107,289	62,361,339	67.74%
Greater than 80%	816,384	880,264	1,087,121	-	683,568	67,341	3,534,678	3.84%

Total	$14,861,098	$13,473,840	$44,085,709	$3,368,260	$5,824,578	$10,448,302	$92,061,787	100.00%

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

The company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$118,863,944	$21,375,552	$972,468	$9,960,769	$151,172,733	100.00%
Non-performing	-	-	-	-	-	0.00%

Total	$118,863,944	$21,375,552	$972,468	$9,960,769	$151,172,733	100.00%

LTV:
Less than 65%	$48,065,177	$21,375,552	$518,590	$9,960,769	$79,920,088	52.87%
65% to 80%	70,798,767	-	453,878	-	71,252,645	47.13%
Greater than 80%		-	-	-	-	0.00%

Total	$118,863,944	$21,375,552	$972,468	$9,960,769	$151,172,733	100.00%

Principal Amounts Due

The following table presents the amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2024. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$92,061,787	$1,433,574	$5,749,140	$84,879,073
Residential Construction	151,172,733	108,067,038	43,105,695	-
Commercial	62,753,085	30,839,972	26,023,731	5,889,382
Total	$305,987,605	$140,340,584	$74,878,566	$90,768,455

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the consolidated balance sheets:

	Years Ended December 31,
	2024	2023
30-59 days past due	$8,785,184	$10,829,629
60-89 days past due	4,046,731	3,709,754
Over 90 days past due	5,320,216	4,329,468
Total past due	18,152,131	18,868,851
Current	30,341,727	26,736,471
Total insurance assignments	48,493,858	45,605,322
Allowance for credit losses	(1,536,926)	(1,553,836)
Net insurance assignments	$46,956,932	$44,051,486

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time. See Note 1 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses for insurance assignments:

Allowance
Beginning balance - January 1, 2024	$1,553,836
Change in provision for credit losses (1)	1,033,277
Charge-offs	(1,050,187)
Ending balance - December 31, 2024	$1,536,926

Beginning balance - January 1, 2023	$1,609,951
Change in provision for credit losses (1)	891,959
Charge-offs	(948,074)
Ending balance - December 31, 2023	$1,553,836

(1)	Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Investment Related Earnings

The following table presents the net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities from investments and other assets.

	2024	2023
	Years Ended December 31
	2024	2023
Fixed maturity securities available for sale:
Gross realized gains	$12,906	$67,686
Gross realized losses	(63,024)	(106,760)
Net credit loss (provision) release	(106,444)	(325,314)

Equity securities:
Gains (losses) on securities sold	(42,680)	254,917
Unrealized gains (losses) on securities held at the end of the period	2,290,252	1,782,219

Mortgage loans held for investment:
Gross realized gains	-	-
Gross realized losses	(1,161,363)	-

Real estate held for investment and sale:
Gross realized gains	739,107	197,194
Gross realized losses	-	(71,792)

Other assets, including call and put option derivatives:
Gross realized gains	293,657	214,349
Gross realized losses	(20,513)	(175,157)
Total	$1,941,898	$1,837,342

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $888,788 in net gains and $730,259 in net losses for 2024 and 2023, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

2) Investments (Continued)

Major categories of net investment income were as follows:

	2024	2023
	Years Ended December 31
	2024	2023
Fixed maturity securities available for sale	$17,332,753	$16,871,558
Equity securities	698,484	616,989
Mortgage loans held for investment	29,952,242	33,242,094
Real estate held for investment and sale	11,369,546	14,786,017
Policy loans	953,489	816,711
Insurance assignments	19,971,108	18,118,391
Other investments	806,032	617,420
Cash and cash equivalents	6,676,563	4,250,029
Gross investment income	87,760,217	89,319,209
Investment expenses	(16,034,968)	(16,976,162)
Net investment income	$71,725,249	$72,343,047

Net investment income includes income earned by the restricted assets and cemetery perpetual care trust investments of the cemeteries and mortuaries of $2,009,719 and $2,365,378 for 2024 and 2023, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	Years Ended December 31,
	2024	2023
Fixed maturity securities available for sale	$3,795,581	$3,984,695
Equity securities	11,049	20,451
Mortgage loans held for investment	1,049,489	2,661,092
Real estate held for investment	3,559,463	3,486,115

Cash and cash equivalents	83,586	18,437
Total accrued investment income	$8,499,168	$10,170,790

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

3) Loans Held for Sale

The Company’s loans held for sale portfolio is valued using the fair value option. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on recognition of mortgage loan interest income and is included in mortgage fee income on the consolidated statement of earnings. Included in loans held for sale are loans in the process of foreclosure with an aggregate unpaid principal balance of nil and $1,636,090 as of December 31, 2024 and 2023, respectively. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale.

	December 31,
	2024	2023
Aggregate fair value	$131,181,148	$126,549,190
Unpaid principal balance	128,948,072	127,185,867
Unrealized gain (loss)	2,233,076	(636,677)

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Years Ended December 31
	2024	2023
Loan fees	$26,343,919	$21,724,456
Interest income	8,192,353	9,547,741
Secondary gains	70,354,845	68,505,014
Change in fair value of loan commitments	729,948	(1,123,615)
Change in fair value of loans held for sale	2,869,729	(478,460)
Provision for loan loss reserve	(932,154)	(27,164)
Mortgage fee income	$107,558,640	$98,147,972

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	December 31,
	2024	2023
Beginning Balance	$547,233	$1,725,667
Provision for current loan originations (1)	932,154	27,164
Charge-offs, net of recaptured amounts	(782,761)	(1,205,598)
Ending Balance	$696,626	$547,233

(1)	Included in Mortgage fee income on the consolidated statements of earnings

The Company maintains reserves for estimated losses on current production volumes. For 2024, $932,154 in reserves were added at a rate of 4.1 basis points per loan, the equivalent of $410 per $1,000,000 in loans originated. This is a decrease over 2023, when $27,164 in reserves were added at a rate of 4.3 basis points per loan originated, the equivalent of $430 per $1,000,000 in loans originated. The Company monitors market data and trends, economic conditions (including forecasts) and its own experience to maintain adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

4) Receivables

Receivables consist of the following:

	December 31,
	2024	2023
Contracts with customers	$7,095,589	$6,321,573
Receivables from sales agents	4,028,881	3,252,840
Other	6,412,804	7,658,789
Total receivables	17,537,274	17,233,202
Allowance for credit losses	(1,678,531)	(1,897,887)
Net receivables	$15,858,743	$15,335,315

The Company records an allowance for credit losses for its receivables in accordance with GAAP. See Note 1 regarding the adoption of ASU 2016-13.

The following table presents a roll forward of the allowance for credit losses:

Allowance
Beginning balance - January 1, 2024	$1,897,887
Change in provision for credit losses (1)	(140,277)
Charge-offs	(79,079)
Ending balance - December 31, 2024	$1,678,531

Beginning balance - January 1, 2023	$2,229,791
Change in provision for credit losses (1)	(110,935)
Charge-offs	(220,969)
Ending balance - December 31, 2023	$1,897,887

(1)	Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

5) Value of Business Acquired, Goodwill and Other Intangible Assets

Information regarding the value of business acquired was as follows:

	December 31,
	2024		2023
Balance at beginning of year	$8,467,613		$9,803,736
Value of business acquired	-		-
Imputed interest at 7% included in earnings	558,569	(1)	626,666	(1)
Amortization included in earnings	(1,466,527	)(1)	(1,926,668	)(1)
Shadow amortization included in other comprehensive income	(68,055)		(36,121)
Net amortization	(976,013)		(1,336,123)
Balance at end of year	$7,491,600		$8,467,613

(1)	Included in Amortization of deferred policy and pre-need acquisition costs and value of business acquired on the consolidated statements of earnings

Presuming no additional acquisitions, net amortization charged to income is expected to approximate the following:

2025	$867,499
2026	827,016
2027	774,850
2028	713,969
2029	647,332
Thereafter	3,660,934
Total	$7,491,600

Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2024, value of business acquired is being amortized over a weighted average life of 6.1 years.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

5) Value of Business Acquired, Goodwill and Other Intangible Assets (Continued)

Information regarding goodwill by segment was as follows:

	Life Insurance	Cemetery/ Mortuary	Total
Balance at January 1, 2023:
Goodwill	$2,765,570	$2,488,213	$5,253,783
Accumulated impairment	-	-	-
Total goodwill, net	2,765,570	2,488,213	5,253,783

Acquisition	-	-	-

Balance at December 31, 2023:
Goodwill	2,765,570	2,488,213	5,253,783
Accumulated impairment	-	-	-
Total goodwill, net	2,765,570	2,488,213	5,253,783

Acquisition	-	-	-

Balance at December 31, 2024:
Goodwill	2,765,570	2,488,213	5,253,783
Accumulated impairment	-	-	-
Total goodwill, net	$2,765,570	$2,488,213	$5,253,783

Goodwill is not amortized but is tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill for 2024 and 2023.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

5) Value of Business Acquired, Goodwill and Other Intangible Assets (Continued)

The carrying value of the Company’s other intangible assets were as follows, which are included in other assets on the consolidated balance sheets:

		December 31,
	Useful Life	2024	2023
Intangible asset - trade name (1)	15 years	$2,100,000	$2,100,000
Intangible assets - other (1)	15 years	210,000	210,000
Intangible asset - trade name (2)	15 years	610,000	610,000
Intangible asset - customer lists (2)	15 years	2,290,000	890,000
Less accumulated amortization		(1,131,333)	(807,333)
Balance at end of year		$4,078,667	$3,002,667

(1)	Cemetery/Mortuary Segment
(2)	Life Insurance Segment

Amortization expense for 2024 and 2023 was $324,000 and $254,000, respectively, and is amortized over the estimated useful life using the straight-line method. Amortization expense is included in other expenses on the consolidated statements of earnings.

The following table summarizes the Company’s estimate of future amortization for the other intangible assets:

2025	$347,333
2026	347,333
2027	347,333
2028	347,333
2029	347,333
Thereafter	2,342,002
Total	$4,078,667

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

6) Property and Equipment

Property and equipment is summarized below:

	December 31,
	2024	2023
Land and buildings	$17,194,972	$16,567,819
Furniture and equipment	15,998,717	16,315,061
	33,193,689	32,882,880
Less accumulated depreciation	(14,146,001)	(13,707,781)
Total	$19,047,688	$19,175,099

Depreciation expense for 2024 and 2023 was $2,383,621 and $2,351,661, respectively. Property and equipment are stated at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. The Company recognized an impairment loss of $122,229 in 2023 on a property held by the life segment. This property was sold in 2024. Impairment losses are included in gains (losses) on the consolidated statements of earnings.

7) Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31,
	2024	2023
3.85% fixed note payable in monthly installments of $243,781 including principal and interest, collateralized by real property with a book value of approximately $60,420,000, due June 2032.	$49,174,545	$50,129,255

3.30% fixed note payable in monthly installments of $179,562 including principal and interest, collateralized by real property with a book value of approximately $42,230,000, due April 2031.	37,632,943	38,478,359

4.7865% fixed interest only note payable in monthly installments, collateralized by real property with a book value of approximately $16,240,000, due June 2028.	9,200,000	9,200,000

1 month SOFR rate plus 2% loan purchase agreement with a warehouse line availability of $100,000,000, expired November 2024 and is no longer needed by the Company.	-	114,518

1 month SOFR rate plus 2.0% loan purchase agreement with a warehouse line availability of $25,000,000, matures August 2025.	2,668,519	-

1 month SOFR rate plus 2.1% loan purchase agreement with a warehouse line availability of $15,000,000, matures June 2025.	7,918,930	7,617,455

Finance lease liabilities	145,167	15,550

Total bank and other loans	106,740,104	105,555,137

Less current installments	(12,559,420)	(9,543,052)
Bank and other loans, excluding current installments	$94,180,684	$96,012,085

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

Federal Home Loan Bank of Des Moines

As of December 31, 2024, the amount available for borrowings from the FHLB of Des Moines was approximately $41,235,894, compared with $77,324,238 as of December 31, 2023. United States Treasury fixed maturity securities with an estimated fair value of $54,487,812 as of December 31, 2024 have been pledged at the FHLB of Des Moines as collateral for current and potential borrowings compared with $88,400,026 at December 31, 2023. As of December 31, 2024 and 2023, the Company had no outstanding FHLB borrowings. As of December 31, 2024, the Company’s total investment in FHLB stock was $479,100 compared with $453,600 as of December 31, 2023. As of December 31, 2024, the Company was contingently liable under standby letters of credit aggregating $9,670,307. These letters of credit are to be used to cover any contingency related to additional risk assessments pertaining to the Company’s captive insurance program for $443,758 and for bonding of residential land development for $9,226,549.

Federal Home Loan Bank of Dallas

As of December 31, 2024, the amount available for borrowings from the FHLB of Dallas was approximately $8,342,442, compared with $5,104,610 as of December 31, 2023. Mortgage-Backed fixed maturity securities with an estimated fair value of $9,312,642 as of December 31, 2024 have been pledged at the FHLB of Dallas as collateral for current and potential borrowings compared with $5,503,063 at December 31, 2023. As of December 31, 2024 and 2023, the Company had no outstanding FHLB borrowings. As of December 31, 2024, the Company’s total investment in FHLB stock was $1,925,800 compared with $1,826,200 as of December 31, 2023.

Revolving Lines of Credit

The Company has a $5,000,000 revolving line-of-credit with a bank with interest payable at the Prime rate plus 0.75% with a 3% prime floor, secured by the capital stock of Security National Life and maturing May 15, 2025, renewable annually. As of December 31, 2024, the Company was contingently liable under standby letters of credit aggregating $622,293, to be used as collateral for residential subdivision land development and $1,250,000, to be used as collateral for SecurityNational Mortgage’s state licensing. The standby letters of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letters of credit. As of December 31, 2024, there were no amounts outstanding under the revolving line-of-credit.

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

Years Ended December 31, 2024 and 2023

7) Bank and Other Loans Payable (Continued)

The Company’s agreement with Western Alliance Bank allows SecurityNational Mortgage to borrow up to $25,000,000. The agreement charges interest at the 1-Month SOFR rate plus 2.0% and matures on August 27, 2025. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and minimum combined pre-tax income of at least $1.00 on a quarterly basis.

The agreements for both warehouse lines of credit include cross default provisions where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of December 31, 2024, SecurityNational Mortgage was not in compliance with the net income covenants under its warehouse lines of credit and its operating cash flow covenant for its standby letter of credit with its primary bank. SecurityNational Mortgage has received or is in the process of receiving waivers from the warehouse banks. In the unlikely event SecurityNational Mortgage is required to repay the outstanding advances of approximately $10,587,449 on the warehouse line of credit that has not provided a covenant waiver, SecurityNational Mortgage has sufficient cash and borrowing capacity on the warehouse lines of credit that have provided covenant waivers to fund its origination activities. The Company has done an internal analysis of the funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders. The Company has performed an internal analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company also has debt covenants on its revolving lines of credit and is required to comply with minimum operating cash flow ratios and minimum net worth for each of its business segments. The Company also has debt covenants for one of its loans on real estate for a minimum consolidated operating cash flow ratio, minimum liquidity, and consolidated net worth. In addition to these financial debt covenants, the Company is required to provide segment specific financial statements and building specific financial statements on all bank loans. As of December 31, 2024, the Company was in compliance with all these debt covenants.

The following tabulation shows the combined maturities of bank and other loans payable:

2025	$12,559,420
2026	2,013,541
2027	2,026,749
2028	2,096,945
2029	11,380,242
Thereafter	76,663,207
Total	$106,740,104

Interest expense in 2024 and 2023 was $4,254,100 and $4,865,327, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

The components of the cemetery perpetual care investments and obligation as of December 31, 2024 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$651,428	$-	$(2,010)	$649,418
Obligations of states and political subdivisions	125,194	-	(4,950)	120,244
Total fixed maturity securities available for sale	$776,622	$-	$(6,960)	$769,662

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,874,522	$1,271,529	$(226,007)	$4,920,044
Total equity securities at estimated fair value	$3,874,522	$1,271,529	$(226,007)	$4,920,044

Mortgage loans held for investment at amortized cost:
Residential construction	$202,600
Less: Allowance for credit losses	(405)
Commercial	1,939,269
Less: Allowance for credit losses	-
Total mortgage loans held for investment	$2,141,464
Cash and cash equivalents	$1,002,396
Accrued investment income	$2,937
Total cemetery perpetual care trust investments	$8,836,503
Cemetery perpetual care obligation	$(5,642,693)
Trust investments in excess of trust obligations	$3,193,810

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of December 31, 2024 and 2023. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$2,010	$649,419	$-	$-	$2,010	$649,419
Obligations of states and political subdivisions	4,950	120,243	-	-	4,950	120,243
Total unrealized losses	$6,960	$769,662	$-	$-	$6,960	$769,662

At December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$574	$143,448	$-	$-	$574	$143,448
Obligations of states and political subdivisions	-	-	5,114	110,678	5,114	110,678
Corporate securities including public utilities	-	-	171	53,501	171	53,501
Total unrealized losses	$574	$143,448	$5,285	$164,179	$5,859	$307,627

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

Relevant holdings were comprised of four securities with fair values aggregating 99.1% of aggregate amortized cost as of December 31, 2024. There were four securities with fair values aggregating 98.1% of aggregate amortized cost as of December 31, 2023. No credit losses have been recognized for 2024 and 2023, since the increase in unrealized losses is primarily a result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of December 31, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$503,125	$501,375
Due in 2-5 years	221,021	216,687
Due in 5-10 years	52,476	51,600
Due in more than 10 years	-	-
Total	$776,622	$769,662

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

Restricted assets as of December 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,741,029	$2,256	$(1,511)	$1,741,774
Obligations of states and political subdivisions	471,217	180	(4,223)	467,174
Corporate securities including public utilities	144,616	32	(2,227)	142,421
Total fixed maturity securities available for sale	$2,356,862	$2,468	$(7,961)	$2,351,369

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$8,547,709	$1,914,309	$(489,852)	$9,972,166
Total equity securities at estimated fair value	$8,547,709	$1,914,309	$(489,852)	$9,972,166

Mortgage loans held for investment at amortized cost:
Residential construction	$985,806
Less: Allowance for credit losses	(1,972)
Total mortgage loans held for investment	$983,834
Other investments	$1,939,269
Cash and cash equivalents (1)	$8,553,803
Accrued investment income	$6,395
Total restricted assets	$23,806,836

(1)	Including cash and cash equivalents of $7,657,958 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

A surplus note receivable in the amount of $4,000,000 at December 31, 2024 and 2023, from Security National Life, was eliminated in consolidation.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of December 31, 2024 and 2023. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$1,511	$558,707	$-	$-	$1,511	$558,707
Obligations of states and political subdivisions	2,004	237,636	2,219	129,358	4,223	366,994
Corporate securities including public utilities	1,316	51,685	911	65,704	2,227	117,389
Total unrealized losses	$4,831	$848,028	$3,130	$195,062	$7,961	$1,043,090

At December 31, 2023
U.S. Treasury securities and obligations of U.S. Government agencies	$1,000	$249,877	$-	$-	$1,000	$249,877
Obligations of states and political subdivisions	-	-	4,542	451,985	4,542	451,985
Corporate securities including public utilities	-	-	2,740	221,334	2,740	221,334
Total unrealized losses	$1,000	$249,877	$7,282	$673,319	$8,282	$923,196

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

8) Cemetery Perpetual Care Trust Investments and Obligation and Restricted Assets (Continued)

Relevant holdings were comprised of 15 securities with fair values aggregating 99.2% of aggregate amortized cost as of December 31, 2024. Relevant holdings were comprised of 12 securities with fair values aggregating of 99.1% of aggregate amortized cost at December 31, 2023. No credit losses have been recognized for 2024 and 2023, since the increase in unrealized losses is primarily a result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of December 31, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$1,539,890	$1,539,487
Due in 2-5 years	308,335	307,820
Due in 5-10 years	100,606	100,648
Due in more than 10 years	408,031	403,414
Total	$2,356,862	$2,351,369

See Notes 1, 2 and 17 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

9) Income Taxes

The Company’s income tax liability is summarized as follows:

	December 31,
	2024	2023
Current	$(725,175)	$246,437
Deferred	13,804,432	13,506,544
Total	$13,079,257	$13,752,981

The significant components of the Company’s deferred tax assets and liabilities are approximately as follows:

	December 31,
	2024	2023
Assets
Future policy benefits	$15,144,640	$14,902,816
Loan loss reserve and allowances	1,395,203	1,908,243
Unearned premium	422,453	534,203
Net operating loss	1,245,888	1,050,770
Deferred compensation	2,033,686	2,138,385
Tax on unrealized appreciation	-	491,271
Total deferred tax assets	20,241,870	21,025,688

Liabilities
Deferred policy acquisition costs	19,104,454	18,478,562
Basis difference in property, equipment and real estate	8,973,198	11,054,092
Value of business acquired	1,573,236	1,778,199
Deferred gains	1,365,803	1,308,365
Trusts	1,064,387	1,064,387
Intangibles	717,336	516,210
Other	534,311	332,417
Tax on unrealized appreciaton	713,577	-
Total deferred tax liabilities	34,046,302	34,532,232
Net deferred tax liability	$13,804,432	$13,506,544

Prior period amounts have been adjusted to conform to the current period presentation.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

9) Income Taxes (Continued)

The Company’s income tax expense is summarized as follows:

	December 31,
	2024	2023
Current
Federal	$7,182,377	$4,091,306
State	73,654	209,537
	7,256,031	4,300,843

Deferred
Federal	189,698	(2,139,124)
State	122,273	(356,365)
	311,971	(2,495,489)
Total	$7,568,002	$1,805,354

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	December 31,
	2024	2023
Computed expense at statutory rate	$7,161,792	$3,423,086
State tax expense (benefit), net of federal tax benefit	154,782	(115,994)
Change in valuation allowance	-	(1,506,144)
Other, net	251,428	4,406
Income tax expense	$7,568,002	$1,805,354

The Company’s overall effective tax rate for 2024 and 2023 was 22.2% and 11.1% respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes. The increase in the effective tax rate when compared to the prior year is partially due to the prior period reducing the valuation allowance related to Kilpatrick Life Insurance Company to zero and no valuation allowance adjustment in the current period.

As of December 31, 2024, the Company had no significant unrecognized tax benefits. As of December 31, 2024, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2021 through 2024 are subject to examination by taxing authorities.

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2025	$-
2026	-
2027	-
2028	-
2029	-
Thereafter up through 2037	735,671
Indefinite carryforwards	2,436,242
$3,171,913

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

10) Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks of more than a specified limit, which ranges from $25,000 to $100,000 on newly issued policies. The Company has also assumed various reinsurance agreements through acquisition of various life companies and has assets held in trust related to certain agreements. The Company is ultimately liable for these reinsured amounts in the event such reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of reinsurers and monitors the concentration of credit risk. The Company had a significant concentration of credit risk with a single reinsurer of 94.4% and 94.0% of ceded life insurance in force as of December 31, 2024 and 2023, respectively. This represented approximately 7.8% and 8.8% of the Company’s total life insurance in force as of December 31, 2024 and 2023, respectively.

The Company’s life insurance in force and premiums for reinsurance are summarized as follows:

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2024
Life Insurance in force ($000)	$3,914,583	$325,189	$33,088	$3,622,482	0.9%

Premiums:
Life Insurance	$121,392,765	$2,142,678	$217,701	$119,467,788	0.2%
Accident and Health Insurance	187,949	-	8	187,957	0.0%
Total premiums	$121,580,714	$2,142,678	$217,709	$119,655,745	0.2%

2023
Life Insurance in force ($000)	$3,517,812	$333,211	$34,742	$3,219,343	1.1%

Premiums:
Life Insurance	$116,141,852	$1,938,610	$239,744	$114,442,986	0.2%
Accident and Health Insurance	215,442	-	8	215,450	0.0%
Total premiums	$116,357,294	$1,938,610	$239,752	$114,658,436	0.2%

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

Years Ended December 31, 2024 and 2023

10) Reinsurance, Commitments and Contingencies (Continued)

Other Contingencies and Commitments

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of December 31, 2024, the Company’s commitments were approximately $216,368,000 for these loans, of which $152,361,000 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

11) Retirement Plans

The Company has three 401(k) savings plans covering all eligible employees which include employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $23,000 and $22,500 for the years 2024 and 2023, respectively or the statutory limits. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for 2024 and 2023 was $768,288 and $1,819,275, respectively under the plan.

The Company has a Non-Qualified Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2024 and 2023.

In June 2024, the Board members approved a motion to extend the Chief Executive Officer’s employment agreement, dated December 4, 2012, for an additional six-year term ending December 31, 2030. In the event of disability, the Chief Executive Officer’s salary would be continued for up to five years at 75% of its current level of compensation. In the event of a sale or merger of the Company and the Chief Executive Officer is not retained in his current position, the Company would be obligated to continue paying the Chief Executive Officer’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that the Chief Executive Officer is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. If the Chief Executive Officer dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company adjusted the accrual by $340,557 and nil during 2024 and 2023, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $7,215,806 and $7,556,363 as of December 31, 2024 and 2023, respectively.

The Company also has an employment agreement with its former Vice President of Mortgage Operations and President of SecurityNational Mortgage, who retired from the Company on December 31, 2015. Under the terms of the employment agreement, this individual is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. If this individual dies prior to receiving all his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The company has paid monthly installments that equal an annual payment of $133,843 to this individual each year since 2016. The liability accrued was $133,843 and $267,686 as of December 31, 2024 and 2023, respectively and is included in other liabilities and accrued expenses on the consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

Stockholders of both Class A and Class C Common Stock have received 5% stock dividends in the years 1990 through 2019, a 7.5% stock dividend in the year 2020, and a 5% stock dividend in the years 2021 through 2024, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2022 (1)	20,712,892	3,180,031

Exercise of stock options	279,177	-
Vesting of restricted stock units	1,215	-
Conversion of Class C to Class A	59,599	(59,599)

Outstanding shares at December 31, 2023 (1)	21,052,883	3,120,432

Exercise of stock options	200,072	201,667
Vesting of restricted stock units	1,785	-
Conversion of Class C to Class A	266	(266)

Outstanding shares at December 31, 2024	21,255,006	3,321,833

(1)	Adjusted retroactively for the effect of annual stock dividends

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

12) Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Years Ended December 31,
	2024	2023
Numerator:
Net earnings	$26,535,768	$14,495,058

Denominator:
Denominator for basic earnings per share-weighted-average shares	23,314,643	23,189,418

Effect of dilutive securities
Employee stock options	660,835	623,906
Unvested restricted stock units	30	-
Dilutive potential common shares	660,865	623,906

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	23,975,508	23,813,324

Basic earnings per share	$1.14	$0.63
Diluted earnings per share	$1.11	$0.61

For 2024 and 2023, there were 363,700 and nil of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

13) Stock Compensation Plans

The Company has equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”).

Stock Options

Stock based compensation expense for stock options issued of $794,654 and $601,058 has been recognized under these plans for 2024 and 2023, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2024, the total unrecognized compensation expense related to the stock options issued was $1,096,891, which is expected to be recognized over the remaining vesting period.

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

			Assumptions
Grant Date	Plan	Weighted- Average Fair Value of Each Option	Expected Dividend Yield (1)	Underlying stock FMV	Weighted- Average Volatility	Weighted- Average Risk-Free Interest Rate	Weighted- Average Expected Life (years)
December 26, 2024	All Plans	$3.01	5%	$11.87	38.41%	4.38%	5.31

December 6, 2024	All Plans	$3.17	5%	$13.08	38.17%	4.00%	5.12

January 12, 2024	All Plans	$2.01	5%	$8.35	37.51%	3.81%	5.31

January 8, 2024	All Plans	$2.16	5%	$8.93	37.50%	3.93%	5.31

December 1, 2023	All Plans	$1.88	5%	$7.99	36.76%	4.14%	4.90

January 30, 2023	All Plans	$1.65	5%	$7.10	36.73%	3.64%	5.31

January 18, 2023	All Plans	$1.70	5%	$7.37	36.79%	3.40%	5.31

(1)	Stock dividend

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

13) Stock Compensation Plans (Continued)

The activity of the stock option plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)
Outstanding at January 1, 2023	976,605	$4.33	1,157,203	$5.04
Adjustment for the effect of stock dividends	38,266		57,859
Granted	106,500		305,000
Exercised	(286,965)		-
Cancelled	(836)		-

Outstanding at December 31, 2023	833,570	$4.91	1,520,062	$5.57
Adjustment for the effect of stock dividends	38,724		76,005
Granted	59,200		330,000
Exercised	(267,491)		(201,667)
Cancelled	(17,409)		-

Outstanding at December 31, 2024	646,594	$5.93	1,724,400	$7.23

Exercisable at end of year	599,769	$5.42	1,394,400	$5.82

Available options for future grant	79,281		146,238

Weighted average contractual term of options outstanding at December 31, 2024	5.55 years		6.71 years

Weighted average contractual term of options exercisable at December 31, 2024	5.36 years		6.05 years

Aggregated intrinsic value of options outstanding at December 31, 2024 (1)	$3,944,715		$8,269,398

Aggregated intrinsic value of options exercisable at December 31, 2024 (1)	$3,962,435		$8,652,316

(1)	The Company used a stock price of $12.03 as of December 31, 2024 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during 2024 and 2023 was $3,104,163 and $657,354, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

13) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $6,166 and $304 has been recognized under these plans for the 2024 and 2023, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2024, the total unrecognized compensation expense related to the RSUs issued was $37,299, which is expected to be recognized over the remaining vesting period.

The activity of the RSUs is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	1,620	$6.48
Granted	1,840
Vested	(1,215)

Non-vested at December 31, 2023	2,245	$7.72

Granted	12,353
Vested	(1,785)

Non-vested at December 31, 2024	12,813	$12.90

Available RSUs for future grant	4,187

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

14) Statutory Financial Information and Dividend Limitations

The Company’s insurance subsidiaries are also required to prepare statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. The prescribed statutory accounting practices include the Accounting Practices and Procedures Manual of the NAIC, a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. Statutory accounting practices differ from GAAP primarily since they require expensing policy acquisition and certain sales inducement costs as incurred, establishing life insurance reserves based on different actuarial assumptions, applying different valuing methods for certain investments and accounting for deferred taxes on a different basis.

The statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by insurance regulatory authorities are as follows:

	Statutory Net Income		Statutory Capital and Surplus
	Years Ended December 31,		December 31,
	2024	2023	2024	2023
Amounts by insurance subsidiary:
Security National Life Insurance Company	$9,618,883	$7,419,511	$87,559,495	$76,330,794
Kilpatrick Life Insurance Company	2,749,370	2,967,779	21,419,520	20,535,591
First Guaranty Insurance Company	1,336,977	958,497	9,140,283	8,427,355
Southern Security Life Insurance Company, Inc.	24	35	1,584,583	1,578,322
Trans-Western Life Insurance Company	41	15	512,612	512,570
Total	$13,705,295	$11,345,837	$120,216,493	$107,384,632

State Insurance Departments impose minimum risk-based capital (“RBC”) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries each have a ratio that is greater than the first level of regulatory action as of December 31, 2024. The Company does not have any guarantees to maintain the capital and surplus of any affiliates except for the Company’s agreement to provide additional capital to Security National Life Insurance Company in the event risk-based capital drops below 350% of the authorized control level.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

14. Statutory Financial Information and Dividend Limitations (Continued)

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. Security National Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Utah law and Security National Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Utah Commissioner and the Utah Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on Security National Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2024, the maximum aggregate amount of dividends and distributions that it could pay or make in 2024 and which would not constitute an “extraordinary” dividend or distribution under Utah law and would therefore not require notice and approval or lack of disproval from the Utah Commissioner, would be approximately $7,358,000.

Under the Louisiana Insurance Code, First Guaranty Insurance Company and Kilpatrick Life Insurance Company are permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. First Guaranty Insurance Company and Kilpatrick Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Louisiana law and First Guaranty Insurance Company and Kilpatrick Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Louisiana Commissioner and the Louisiana Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on First Guaranty Insurance Company’s and Kilpatrick Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2024, the maximum aggregate amount of dividends and distributions that it could pay or make in 2024 and which would not constitute an “extraordinary” dividend or distribution under Louisiana law and would therefore not require notice and approval or lack of disproval from the Louisiana Commissioner, would be approximately $742,000 for First Guaranty Insurance Company and $1,974,000 for Kilpatrick Life Insurance Company.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

15) Business Segment Information

See Note 1 regarding the adoption of ASU 2023-07.

Description of Products and Services by Segment

The Company has three operating and reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company’s life insurance segment’s revenue consists of life insurance premiums, fees earned on factored life insurance policies and net investment income derived from investing policyholder and surplus funds. Its expenses include operating expenses to collect insurance premiums and insurance policy receivables, administer claims, and commissions related to the sale of insurance products sold by the Company’s independent agency force. The Company’s cemetery and mortuary segment’s revenue consists of fees from the sale of at-need cemetery and mortuary merchandise, services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing surplus cash. Its expenses include operating expenses to maintain mortuary and cemetery operations and commissions related to the sale of insurance products sold by the Company’s agents. The Company’s mortgage segment’s revenue consists of residential mortgage origination fee income and mortgage interest income. Its expenses include normal operating expenses related to the origination and sale of residential mortgage loans, loan servicing and warehouse interest and fee expenses.

Services and Cost Sharing Policies

The accounting policies of the Company’s operating and reportable segments are the same as those described in the Significant Accounting Principles. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit and are eliminated upon consolidation. In addition to revenues, the reportable segments share in business services and costs including personnel expenses, rent, information technology, software, interest expense, and other similar operating costs. These shared services and costs are allocated between the segments using prevailing market rates and other agreed upon allocation methods.

Factors Management Used to Identify the Company’s Operating and Reportable Segments

The Company’s operating and reportable segments are business units that are managed separately due to the different products provided and the need to report separately to the various regulatory jurisdictions.

Chief Operating Decision Maker (“CODM”)

The Company’s CODM is the Chief Executive Officer. The following table summarizes significant segment expenses. The significant expenses are based on the information that the CODM is regularly provided to assess segment performance. The CODM reviews the regularly provided information for each segment monthly and gives added emphasis on month over month and year over year comparative results. The CODM considers these comparative results when making decisions about the allocation of the Company’s resources to each segment. The measure of segment profit or loss for the Company’s three operating and reportable business segments is net earnings.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

15) Business Segment Information (Continued)

	Year Ended December 31, 2024
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$119,655,745	$29,037,173	$107,558,640	$256,251,558
Net investment income	68,254,989	2,568,511	901,749	71,725,249
Gains (losses) on investments and other assets	2,054,994	873,166	(986,262)	1,941,898
Other revenues	1,563,812	543,354	2,496,797	4,603,963
Intersegment revenues	7,272,110	340,933	573,449	8,186,492
Total segment revenues	198,801,650	33,363,137	110,544,373	342,709,160

Elimination of intersegment revenues				(8,186,492)
Total consolidated revenues				334,522,668

Less:
Death benefits	58,116,837	-	-
Surrenders and other policy benefits	4,584,763	-	-
Increase in future policy benefits	36,253,859	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	15,162,995	777,376	-
Selling, general and administrative expenses:
Commissions	3,809,118	1,564,426	41,599,365
Personnel	30,396,560	10,215,565	44,472,677
Advertising	466,821	568,597	2,079,702
Rent and rent related	434,604	158,950	4,553,515
Depreciation on property and equipment	923,365	830,855	629,401
Cost related to funding mortgage loans	-	-	6,134,709
Data processing and IT related (1)	847,845	240,946	3,453,741
Premium taxes on insurance premiums and other considerations (1)	3,067,467	-	-
Other segment items (1)(2)	8,640,857	4,975,269	6,401,085
Intersegment expenses (3)	913,279	365,635	6,907,578
Interest expense	3,727,514	827	525,759
Costs of goods and services sold-mortuaries and cemeteries	-	4,803,528	-
Income tax expense (benefit)	6,604,520	2,227,353	(1,263,871)
Segment net earnings (loss)	24,851,246	6,633,810	(4,949,288)	26,535,768

Net earnings				$26,535,768

Segment assets	$1,396,093,195	$101,524,343	$85,174,812	$1,582,792,350

Elimination of intersegment assets				(92,985,136)
Total consolidated assets				$1,489,807,214

Expenditures for long-lived assets	$52,414,507	$2,185,269	$219,054	$54,818,830

(1)	Included in other expenses on the consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.

(2)	For each reportable segment, other segment items includes:

Life Insurance - bad debt, insurance expenses, professional service expenses, state insurance department fees, amortization of intangible assets, and certain overhead expenses.

Cemetery/Mortuary - bad debt, insurance expenses, professional service expenses, maintenance and utility expenses, property taxes, amortization of intangible assets, and certain overhead expenses.

Mortgage - bad debt, insurance expenses, professional service expenses, business license and registration fees, dues and subscriptions, amortization expense of mortgage servicing rights, and certain overhead expenses.

(3)	For each reportable segment, intersegment expenses includes:

Life Insurance - mortgage servicing fees and interest expense.

Cemetery/Mortuary - rent expense, data processing and IT related expenses, and interest expense.

Mortgage - rent expense and interest expense.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

15) Business Segment Information (Continued)

	Year Ended December 31, 2023
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$114,735,304	$27,864,811	$98,071,104	$240,671,219
Net investment income	67,811,926	2,951,577	1,579,544	72,343,047
Gains (losses) on investments and other assets	962,824	717,312	157,206	1,837,342
Other revenues	1,666,020	404,256	1,575,606	3,645,882
Intersegment revenues	8,203,306	340,001	531,406	9,074,713
Total segment revenues	193,379,380	32,277,957	101,914,866	327,572,203

Elimination of intersegment revenues				(9,074,713)
Total consolidated revenues				318,497,490

Less:
Death benefits	61,390,517	-	-
Surrenders and other policy benefits	4,612,346	-	-
Increase in future policy benefits	34,008,997	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	17,485,699	538,639	-
Selling, general and administrative expenses:
Commissions	3,963,185	1,777,071	34,189,300
Personnel	26,769,211	9,722,659	46,649,889
Advertising	638,071	663,113	2,409,261
Rent and rent related	414,564	159,877	6,282,696
Depreciation on property and equipment	880,116	812,641	658,904
Cost related to funding mortgage loans	-	-	6,440,439
Data processing and IT related (1)	1,007,023	227,599	4,107,542
Premium taxes on insurance premiums and other considerations (1)	2,939,828	-	-
Other segment items (1)(2)	9,045,037	4,733,721	9,998,106
Intersegment expenses (3)	871,407	391,316	7,811,990
Interest expense	4,081,348	955	783,024
Costs of goods and services sold-mortuaries and cemeteries	-	4,805,700	-
Income tax expense (benefit)	3,655,148	2,131,289	(3,981,083)
Segment net earnings (loss)	21,616,883	6,313,377	(13,435,202)	14,495,058

Net earnings				$14,495,058

Segment assets	$1,329,049,024	$97,547,937	$97,018,754	$1,523,615,715

Elimination of intersegment assets				(93,063,440)
Total consolidated assets				$1,430,552,275

Expenditures for long-lived assets	$23,010,579	$856,716	$137,246	$24,004,541

(1)	Included in other expenses on the consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.

(2)	For each reportable segment, other segment items includes:

Life Insurance - bad debt, insurance expenses, professional service expenses, state insurance department fees, amortization of intangible assets, and certain overhead expenses.

Cemetery/Mortuary - bad debt, insurance expenses, professional service expenses, maintenance and utility expenses, property taxes, amortization of intangible assets, and certain overhead expenses.

Mortgage - bad debt, insurance expenses, professional service expenses, business license and registration fees, dues and subscriptions, amortization expense of mortgage servicing rights, and certain overhead expenses.

(3)	For each reportable segment, intersegment expenses includes:

Life Insurance - mortgage servicing fees and interest expense.

Cemetery/Mortuary - rent expense, data processing and IT related expenses, and interest expense.

Mortgage - rent expense and interest expense.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

16) Related Party Transactions

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may conflict with the interests of the Company. The Company and its Board of Directors are unaware of any related party transactions that require disclosure as of December 31, 2024.

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

Years Ended December 31, 2024 and 2023

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

Impaired Real Estate Held for Investment: Fair value is generally determined by obtaining an independent appraisal, which typically considers area comparable properties and property condition. The Company believes that in an orderly market, fair value approximates the replacement cost of a home and will list for sale any foreclosed properties. In a disorderly market, the Company believes the highest and best use of the properties is as income producing assets and will hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for estimated future policy benefits. Accordingly, in addition to an appraisal, the fair value determination will generally be weighed more heavily toward the rental analysis.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet as of December 31, 2024.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$366,546,129	$-	$365,396,203	$1,149,926
Equity securities	15,771,681	15,771,681	-	-
Loans held for sale	131,181,148	-	-	131,181,148
Restricted assets (1)	2,351,369	-	2,351,369	-
Restricted assets (2)	9,972,166	9,972,166	-	-
Cemetery perpetual care trust investments (1)	769,662	-	769,662	-
Cemetery perpetual care trust investments (2)	4,920,044	4,920,044	-	-
Derivatives - loan commitments (3)	5,348,089	-	-	5,348,089
Total assets accounted for at fair value on a recurring basis	$536,860,288	$30,663,891	$368,517,234	$137,679,163

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	$(3,034,879)	$-	$-	$(3,034,879)
Total liabilities accounted for at fair value on a recurring basis	$(3,034,879)	$-	$-	$(3,034,879)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2024	Technique	Input(s)	Value	Value	Average
Loans held for sale	$131,181,148	Market approach	Investor contract pricing as a percentage of unpaid principal balance	84.0%	109.0%	102.0%

Derivatives - loan commitments (net)	2,313,210	Market approach	Pull-through rate	63.0%	100.0%	83.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	242 bps	47 bps

Fixed maturity securities available for sale	1,149,926	Broker quotes	Pricing quotes	$100.00	$101.20	$100.16

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

17) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2023	Technique	Input(s)	Value	Value	Average
Loans held for sale	$126,549,190	Market approach	Investor contract pricing as a percentage of unpaid principal balance	70.0%	121.0%	100.0%

Derivatives - loan commitments (net)	1,583,262	Market approach	Pull-through rate	70.0%	99.0%	86.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	119 bps	49 bps

Fixed maturity securities available for sale	1,238,656	Broker quotes	Pricing quotes	$98.40	$102.46	$99.86

The following table is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2023	$1,583,262		$126,549,190	$1,238,656
Originations/purchases	-		2,295,830,408	-
Sales, maturities and paydowns	-		(2,338,209,587)	(92,593)
Foreclosed into real estate held for sale	-		(858,977)	-
Foreclosed into receivables	-		(382,936)	-
Total gains (losses):
Included in earnings	729,948	(1)	48,253,050 (1)	-	(2)
Included in other comprehensive income	-		-	3,863

Balance - December 31, 2024	$2,313,210		$131,181,148	$1,149,926

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

The following table is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2022	$2,706,877		$141,179,620	$1,435,519
Originations/purchases	-		2,173,080,584	-
Sales, maturities and paydowns	-		(2,224,454,040)	(129,521)
Transfer to mortgage loans held for investment	-		(3,017,626)	-
Total gains (losses):
Included in earnings	(1,123,615	) (1)	39,760,652 (1)	(108	) (2)
Included in other comprehensive income	-		-	(67,234)

Balance - December 31, 2023	$1,583,262		$126,549,190	$1,238,656

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

17) Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023, respectively.

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of December 31, 2024 and 2023.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2024:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$89,780,350	$-	$-	$90,168,328	$90,168,328
Residential construction	150,211,240	-	-	150,211,240	150,211,240
Commercial	61,755,768	-	-	60,864,775	60,864,775
Mortgage loans held for investment, net	$301,747,358	$-	$-	$301,244,343	$301,244,343
Policy loans	14,019,248	-	-	14,019,248	14,019,248
Insurance assignments, net (1)	46,956,932	-	-	46,956,932	46,956,932
Restricted assets (2)	983,834	-	-	983,834	983,834
Cemetery perpetual care trust investments (2)	2,141,464	-	-	2,141,464	2,141,464
Mortgage servicing rights, net	2,939,878	-	-	4,552,316	4,552,316

Liabilities
Bank and other loans payable	$(106,740,104)	$-	$-	$(90,455,678)	$(90,455,678)
Policyholder account balances (3)	(37,066,043)	-	-	(37,626,593)	(37,626,593)
Future policy benefits - annuities (3)	(105,716,087)	-	-	(104,611,544)	(104,611,544)

(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

Residential — The estimated fair value is determined by estimating expected future cash flows of payments and discounting them using current interest rates for single family mortgages and considering pricing of similar loans that were sold recently.

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

Years Ended December 31, 2024 and 2023

17) Fair Value of Financial Instruments (Continued)

Bank and Other Loans Payable: The carrying amounts reported in the accompanying consolidated balance sheet for warehouse lines of credit approximate their fair values due to their relatively short-term maturities and variable interest rates. The estimated fair value for bank loans collateralized by real estate is determined by estimating future cash flows of payments and discounting them using current market rates.

Policyholder Account Balances and Future Policy Benefits-Annuities: Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period more than related policy account balances. Interest credit rates for interest-sensitive insurance products ranged from 1.5% to 6.5%. The fair values for these investment-type insurance policies are estimated based on the present value of liability cash flows. The fair values for the Company’s insurance policies other than investment-type policies are not required to be disclosed. However, the fair values of liabilities under all insurance policies are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance policies.

18) Accumulated Other Comprehensive Income (loss)

The following summarizes the changes in accumulated other comprehensive income (loss):

	December 31
	2024	2023

Unrealized gains on fixed maturity securities available for sale	$77,334	$7,853,398
Amounts reclassified into net earnings	(156,562)	(39,074)
Net unrealized gains (losses) before taxes	(79,228)	7,814,324
Tax benefit (expense)	13,942	(1,640,186)
Net	(65,286)	6,174,138
Unrealized gains on restricted assets (1)	841	11,175
Tax expense	(210)	(2,784)
Net	631	8,391
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(1,403)	2,917
Tax benefit (expense)	350	(727)
Net	(1,053)	2,190
Other comprehensive income (loss) changes	$(65,708)	$6,184,719

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

18) Accumulated Other Comprehensive Income (loss) (Continued)

The following is the accumulated balances of other comprehensive income (loss) as of December 31, 2024:

	Beginning Balance December 31, 2023	Change for the period	Ending Balance December 31, 2023
Unrealized gains on fixed maturity securities available for sale	$(6,876,629)	$(65,286)	$(6,941,915)
Unrealized gains (losses) on restricted assets (1)	(4,757)	631	(4,126)
Unrealized losses on cemetery perpetual care trust investments (1)	(4,172)	(1,053)	(5,225)
Other comprehensive loss	$(6,885,558)	$(65,708)	$(6,951,266)

(1)	Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income (loss) as of December 31, 2023:

	Beginning Balance December 31, 2022	Change for the period	Ending Balance December 31, 2023
Unrealized gains (losses) on fixed maturity securities available for sale	$(13,050,767)	$6,174,138	$(6,876,629)
Unrealized gains (losses) on restricted assets (1)	(13,148)	8,391	(4,757)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(6,362)	2,190	(4,172)
Other comprehensive income (loss)	$(13,070,277)	$6,184,719	$(6,885,558)

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

19) Derivative Instruments

The Company reports derivative instruments pursuant to the accounting policy discussed in Note 1.

The following table shows the fair value and notional amounts of derivative instruments.

		December 31, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$210,597,657	$5,348,089	$3,034,879	$161,832,250	$4,995,486	$3,412,224
Total		$210,597,657	$5,348,089	$3,034,879	$161,832,250	$4,995,486	$3,412,224

The following table presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income, or gains or losses recognized into income on the ineffective portion of the derivatives or any amounts excluded from effective testing.

		Years ended December 31,
Derivative	Classification	2024	2023
Loan commitments	Mortgage fee income	$729,948	$(1,123,615)

Call and put options	Gains on investments and other assets	$-	$49,963

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

20) Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1.

The following table presents the MSR activity.

	December 31,
	2024	2023
Amortized cost:
Balance before valuation allowance at beginning of year	$3,461,146	$3,039,765
MSR additions resulting from loan sales	90,370	1,009,312
Amortization (1)	(611,638)	(587,931)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$2,939,878	$3,461,146

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$2,939,878	$3,461,146

Estimated fair value of MSRs at year end	$4,552,316	$4,543,657

(1)	Included in other expenses on the consolidated statements of earnings

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its December 31, 2024, valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2025	$305,312
2026	272,903
2027	249,515
2028	224,804
2029	202,811
Thereafter	1,684,533
Total	$2,939,878

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

20) Mortgage Servicing Rights (Continued)

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings.

	Years Ended December 31,
	2024	2023
Contractual servicing fees	$968,814	$1,144,540
Late fees	77,123	97,300
Total	$1,045,937	$1,241,840

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	December 31,
	2024	2023
Servicing UPB	$385,134,774	$414,147,436

The following key assumptions were used in determining MSR value.

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2024	8.79	8.28	12.14
December 31, 2023	9.70	7.79	11.85

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

21) Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1.

The following table provides information regarding future policy benefits and unpaid claims and the related receivable from reinsurers.

	December 31,
	2024	2023
Life	$790,212,538	$756,936,902
Annuities	105,815,690	106,285,010
Policyholder account balances	37,066,043	39,245,123
Accident and health	543,792	572,689
Other policyholder funds	4,482,462	4,411,108
Reported but unpaid claims	2,463,220	3,525,774
Incurred but not reported claims	4,228,098	5,062,010

Gross future policy benefits and unpaid claims	$944,811,843	$916,038,616

Receivable from reinsurers

Life	10,285,092	10,478,863
Annuities	3,415,644	4,238,934
Accident and health	74,762	77,917
Reported but unpaid claims	45,595	48,345
Incurred but not reported claims	10,000	13,000

Total receivable from reinsurers	13,831,093	14,857,059

Net future policy benefits and unpaid claims	$930,980,750	$901,181,557

Net unpaid claims	$6,635,723	$8,526,439

The following table provides a roll forward of the Company’s liability for reported but unpaid claims and incurred but not reported claims, net of the related receivable from reinsurers.

	Life		Annuities		Accident and Health		Total
Balance at 12/31/2022	$9,404,263		$649,452		$17,000		$10,070,715
Incurred	61,390,517	(1)	12,669,463	(2)	30,408	(3)	74,090,388
Settled	(62,665,619)		(12,939,637)		(29,408)		(75,634,664)
Balance at 12/31/2023	8,129,161		379,278		18,000		8,526,439
Incurred	58,116,837	(1)	12,416,335	(2)	2,767	(3)	70,535,939
Settled	(59,882,755)		(12,540,133)		(3,767)		(72,426,655)
Balance at 12/31/2024	$6,363,243		$255,480		$17,000		$6,635,723

(1)	See death benefits on the consolidated statements of earnings
(2)	Included in increase in future benefits on the consolidated statements of earnings
(3)	Included in surrender and other policy benefits on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

22) Revenues from Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

Contracts with Customers

Information about Performance Obligations and Contract Balances

The Company’s cemetery and mortuary segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled. The total contract liability for future obligations is included in deferred pre-need cemetery and mortuary contract revenues on the consolidated balance sheets and, as of December 31, 2024 and 2023, the balances were $20,168,405 and $18,237,246, respectively.

The Company’s three types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue is deferred, and the funds are placed in trust until the need arises, the merchandise is received, or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. As of December 31, 2024 and 2023, the balances were $19,511,868 and $17,424,764, respectively.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from a manufacturer such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received. As of December 31, 2024 and 2023, the balances were $656,537 and $812,482, respectively. Deferred revenue for at-need specialty revenue is not placed in trust.

Deferred Pre-need Land Revenue: Deferred pre-need revenue and corresponding commissions are deferred until 10% of the funds are received from the customer through regular monthly payments. As of December 31, 2024 and 2023, the balances were nil and nil, respectively. Deferred pre-need land revenue is not placed in trust.

Complete payment of the contract does not constitute fulfillment of the performance obligation. Goods or services are deferred until such a time the service is performed, or merchandise is received. Pre-need contracts are required to be paid in full prior to a customer using a good or service from a pre-need contract. Goods and services from pre-need contracts can be transferred when paid in full from one owner to another. In such cases, the Company will act as an agent in transferring the requested goods and services. A transfer of goods and services does not fulfill an obligation and revenue remains deferred.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

22) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2024)	$6,321,573	$-	$18,237,246
Closing (12/31/2024)	7,095,589	-	20,168,405
Increase/(decrease)	774,016	-	1,931,159

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (1/1/2023)	$5,392,779	$-	$16,226,836
Closing (12/31/2023)	6,321,573	-	18,237,246
Increase/(decrease)	928,794	-	2,010,410

(1)	Included in Receivables, net on the consolidated balance sheets

The following table disaggregates the opening and closing balances of the Company’s contract balances.

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$17,424,764
At-need specialty merchandise	-	812,482
Pre-need land sales	-	-
Opening (1/1/2024)	$-	$18,237,246

Pre-need merchandise and services	$-	$19,511,868
At-need specialty merchandise	-	656,537
Pre-need land sales	-	-
Closing (12/31/2024)	$-	$20,168,405

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$-	$15,289,901
At-need specialty merchandise	-	936,935
Pre-need land sales	-	-
Opening (1/1/2023)	$-	$16,226,836

Pre-need merchandise and services	$-	$17,424,764
At-need specialty merchandise	-	812,482
Pre-need land sales	-	-
Closing (12/31/2023)	$-	$18,237,246

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

22) Revenues from Contracts with Customers (Continued)

The amount of revenue recognized for 2024 and 2023 that was included in the opening contract liability balance was $5,324,668 and $4,539,540, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Years Ended December 31
	2024	2023
Major goods/service lines
At-need	$19,989,995	$19,957,735
Pre-need	9,047,178	7,907,076
	$29,037,173	$27,864,811

Timing of Revenue Recognition
Goods transferred at a point in time	$18,147,136	$17,560,899
Services transferred at a point in time	10,890,037	10,303,912
	$29,037,173	$27,864,811

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

Practical Expedients

The Company has not elected to use any of the practical expedients.

Contract Costs

The Company’s cemetery and mortuary segment defer certain costs associated with obtaining a contract on future obligations.

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

Years Ended December 31, 2024 and 2023

22) Revenues from Contracts with Customers (Continued)

Deferred Pre-need Land Revenue: Revenue is recognized on pre-need land sales when the customer has paid at least 10% toward the land price. In cases where customers pay less than 10% of the revenue and associated commissions are deferred until such a time when 10% of the contract price is received.

The following table disaggregates contract costs that are included in the deferred policy and pre-need contract acquisition costs on the consolidated balances sheets.

	Years Ended December 31
	2024	2023
Pre-need merchandise and services	$4,113,793	$3,951,267
At-need specialty merchandise	11,268	23,090
Pre-need land sales	-	-
	$4,125,061	$3,974,357

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

Related Party Lease Transactions

The Company does not have any related party lease transactions that require disclosure as of December 31, 2024.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

23) Leases (Continued)

Short-term Leases

The Company made an accounting policy election not to apply the recognition requirements of ASC 842 to short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying assets that the lessee is reasonably certain to exercise.

Significant Judgments and Assumptions

The Company does not use any significant judgments or assumptions regarding the determination of whether a contract contains a lease; the allocation of the consideration in a contract between lease and non-lease components; or the determination of the discount rates for the leases. The following table presents the Company’s total lease cost recognized in earnings, amounts capitalized as right-of-use assets and cash flows from lease transactions.

	Years Ended December 31
	2024	2023
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$48,687	$25,573
Interest on lease liabilities (2)	6,553	1,713
Operating lease cost (3)	3,102,662	3,914,954
Short-term lease cost (3)(4)	1,419,524	1,874,556
Sublease income (3)	(562,675)	(323,272)
Total lease cost	$4,014,751	$5,493,524

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,622,607	$4,007,919
Operating cash flows from finance leases	6,553	1,713
Financing cash flows from finance leases	46,425	27,868

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,770,873	$160,348
Finance leases	176,040	12,332

Weighted-average remaining lease term (in years)
Finance leases	1.80	3.29
Operating leases	2.66	2.88

Weighted-average discount rate
Finance leases	7.89%	6.81%
Operating leases	5.37%	4.54%

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
(4)	Includes leases with a term of 12 months or less

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

23) Leases (Continued)

The following table presents the maturity analysis of the Company’s lease liabilities.

	Finance Leases	Operating Leases
Lease payments due in:
2025	$88,504	$2,532,116
2026	63,751	1,956,436
2027	2,833	643,208
2028	1,181	304,099
2029	-	207,649
Thereafter	-	72,751
Total undiscounted lease payments	156,269	5,716,259
Less: Discount on cash flows	(11,102)	(430,819)
Present value of lease liabilities	$145,167	$5,285,440

The following table presents the Company’s right-of-use assets and lease liabilities.

		Year Ended December 31,
	Balance Sheet Location	2024	2023
Operating Leases
Right-of-use assets	Other assets	$4,837,045	$6,374,336

Lease liabilities	Other liabilities and accrued expenses	$5,285,440	$6,888,542

Finance Leases
Right-of-use assets		$207,127	$130,367
Accumulated amortization		(64,971)	(115,565)
Right-of-use assets, net	Property and equipment, net	$142,156	$14,802

Lease liabilities	Bank and other loans payable	$145,167	$15,550

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Company’s Board of Directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2024. Based on that assessment management believes that as of December 31, 2024, the Company’s internal control over financial reporting was effective.

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

There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

A portion of the Company’s directors’ and officers’ compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions with respect to their Company securities for diversification or other personal reasons. All such transactions in Company securities by directors and officers must comply with the Company’s Insider Trading Policy, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. During the three months ended December 31, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to the Company’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders. The Company currently anticipates that its definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2024, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2) Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended and Restated Bylaws (5)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (2)
10.3	Amended and Restated 2014 Director Stock Option Plan (6)
10.4	Employment Agreement and Extension with Scott M. Quist
10.5	Stock Repurchase Plan (4)
10.6	2022 Equity Incentive Plan (7)
14	Code of Business Conduct and Ethics (5)
19	Insider Trading Policy (7)
20	Clawback Policy (7)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(3)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(4)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(5)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(6)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 29, 2024

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2025	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President,	March 31, 2025
Scott M. Quist	and Chief Executive Officer
(Principal Executive Officer)

/s/ Garrett S. Sill	Chief Financial Officer and	March 31, 2025
Garrett S. Sill	Treasurer (Principal Financial
and Accounting Officer)

/s/ Jason G. Overbaugh	Vice President and Director	March 31, 2025
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 31, 2025
S. Andrew Quist

/s/ Adam G. Quist	Vice President and Director	March 31, 2025
Adam G. Quist

/s/ John L. Cook	Director	March 31, 2025
John L. Cook

/s/ Gilbert A. Fuller	Director	March 31, 2025
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 31, 2025
Robert G. Hunter

/s/ Shital A. Mehta	Director	March 31, 2025
Shital A. Mehta

/s/ H. Craig Moody	Director	March 31, 2025
H. Craig Moody

