Form 10-Q
period 2025-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2025-05-15
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

As of May 12, 2025, the registrant had 21,324,826 shares of Class A Common Stock, $2.00 par value, outstanding and 3,417,170 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2025

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Part I - Financial Information

Item 1. Financial Statements.

	March 31, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $376,903,025 and $376,012,071 for 2025 and 2024, respectively; net of allowance for credit losses of $507,300 and $420,993 for 2025 and 2024, respectively)	$371,212,032	$366,546,129
Equity securities at estimated fair value (cost of $11,548,300 and $11,386,454 for 2025 and 2024, respectively)	15,973,782	15,771,681
Mortgage loans held for investment (net of allowance for credit losses of $2,008,592 and $1,885,390 for 2025 and 2024, respectively)	319,445,281	301,747,358
Real estate held for investment (net of accumulated depreciation of $32,853,123 and $31,419,539 for 2025 and 2024, respectively)	202,629,726	197,693,338
Real estate held for sale	2,713,040	1,278,033
Other investments and policy loans (net of allowance for credit losses of $1,517,783 and $1,536,926 for 2025 and 2024, respectively)	76,545,918	74,855,041
Accrued investment income	9,574,599	8,499,168
Total investments	998,094,378	966,390,748
Cash and cash equivalents	132,946,068	140,546,421
Loans held for sale at estimated fair value	139,834,226	131,181,148
Receivables (net of allowance for credit losses of $1,632,099 and $1,678,531 for 2025 and 2024, respectively)	15,943,962	15,858,743
Restricted assets (including $12,910,825 and $12,323,535 for 2025 and 2024 respectively, at estimated fair value)	27,722,898	23,806,836
Cemetery perpetual care trust investments (including $5,841,653 and $5,689,706 for 2025 and 2024, respectively, at estimated fair value)	9,038,179	8,836,503
Receivable from reinsurers	13,791,025	13,831,093
Cemetery land and improvements	10,545,468	10,594,632
Deferred policy and pre-need contract acquisition costs	123,527,455	122,661,298
Mortgage servicing rights, net	2,839,548	2,939,878
Property and equipment, net	18,811,490	19,047,688
Value of business acquired	7,380,231	7,491,600
Goodwill	5,253,783	5,253,783
Other	18,521,619	21,366,843

Total Assets	$1,524,250,330	$1,489,807,214

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31, 2025	December 31, 2024
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$953,000,823	$944,811,843
Unearned premium reserve	1,966,308	2,011,679
Bank and other loans payable	122,823,346	106,740,104
Deferred pre-need cemetery and mortuary contract revenues	20,910,047	20,168,405
Cemetery perpetual care obligation	5,704,613	5,642,693
Accounts payable	4,982,820	2,937,293
Other liabilities and accrued expenses	53,258,611	55,633,661
Income taxes	15,110,076	13,079,257
Total liabilities	1,177,756,644	1,151,024,935

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 21,321,739 shares issued and outstanding as of March 31, 2025 and 21,255,006 shares issued and outstanding as of December 31, 2024	42,643,478	42,510,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,417,170 shares issued and outstanding as of March 31, 2025 and 3,321,833 shares issued and outstanding as of December 31, 2024	6,834,340	6,643,666
Additional paid-in capital	80,004,637	79,698,367
Accumulated other comprehensive loss, net of taxes	(3,953,654)	(6,951,266)
Retained earnings	229,697,478	225,359,186
Treasury stock at cost - 1,037,568 Class A shares and 99,623 Class C shares as of March 31, 2025; and 1,025,784 Class A shares and 99,623 Class C shares as of December 31, 2024	(8,732,593)	(8,477,686)

Total stockholders’ equity	346,493,686	338,782,279

Total Liabilities and Stockholders’ Equity	$1,524,250,330	$1,489,807,214

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Mortgage fee income	$24,809,241	$21,831,670
Insurance premiums and other considerations	29,779,525	29,852,093
Net investment income	19,202,624	19,946,568
Net mortuary and cemetery sales	7,300,221	6,948,491
Gains on investments and other assets	586,021	1,669,426
Other	1,062,091	939,950
Total revenues	82,739,723	81,188,198

Benefits and expenses:
Death benefits	16,045,465	15,713,753
Surrenders and other policy benefits	1,201,555	1,215,793
Increase in future policy benefits	8,988,057	9,345,887
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,696,535	4,743,913
Selling, general and administrative expenses:
Commissions	10,438,381	7,981,217
Personnel	22,182,408	19,855,135
Advertising	823,945	687,655
Rent and rent related	988,611	1,401,477
Depreciation on property and equipment	615,135	587,449
Costs related to funding mortgage loans	1,415,252	1,449,095
Other	7,400,687	6,285,910
Interest expense	1,119,528	1,027,474
Cost of goods and services sold-mortuaries and cemeteries	1,253,270	1,274,129
Total benefits and expenses	77,168,829	71,568,887

Earnings before income taxes	5,570,894	9,619,311
Income tax expense	(1,232,602)	(2,144,789)

Net earnings	$4,338,292	$7,474,522

Net earnings per Class A Equivalent common share (1)	$0.18	$0.32

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.18	$0.31

Weighted-average Class A equivalent common shares outstanding (1)	23,521,451	23,325,136

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	24,466,443	24,087,806

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net earnings	$4,338,292	$7,474,522
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$3,788,729	(1,131,650)
Unrealized gains (losses) on restricted assets (1)	4,288	(1,890)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	2,815	(774)
Other comprehensive income (loss), before income tax	3,795,832	(1,134,314)
Income tax (expense) benefit	(798,220)	239,216
Other comprehensive income (loss), net of income tax	2,997,612	(895,098)
Comprehensive income	$7,335,904	$6,579,424

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2024	$42,510,012	$6,643,666	$79,698,367	$(6,951,266)	$225,359,186	$(8,477,686)	$338,782,279

Net earnings	-	-	-	-	4,338,292	-	4,338,292
Other comprehensive income	-	-	-	2,997,612	-	-	2,997,612
Stock-based compensation expense	-	-	309,260	-	-	-	309,260
Exercise of stock options	132,546	190,674	(92,965)	-	-	(149,009)	81,246
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	90,895	-	-	136,367	227,262
Purchase of treasury stock	-	-	-	-	-	(242,265)	(242,265)
March 31, 2025	$42,643,478	$6,834,340	$80,004,637	$(3,953,654)	$229,697,478	$(8,732,593)	$346,493,686

	Three Months Ended March 31, 2024
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2023	$40,096,004	$5,943,708	$72,424,429	$(6,885,558)	$206,978,373	$(5,661,737)	$312,895,219

Net earnings	-	-	-	-	7,474,522	-	7,474,522
Other comprehensive loss	-	-	-	(895,098)	-	-	(895,098)
Stock-based compensation expense	-	-	199,887	-	-	-	199,887
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	103,788	-	-	366,733	470,521
Purchase of treasury stock	-	-	-	-	-	(41,077)	(41,077)
Conversion Class C to Class A	348	(348)	-	-	-	-	-
March 31, 2024	$40,097,162	$5,943,360	$72,727,294	$(7,780,656)	$214,452,895	$(5,336,081)	$320,103,974

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net cash provided by operating activities	$9,585,902	$25,077,244

Cash flows from investing activities:
Purchases of fixed maturity securities	(28,292,634)	(6,670,277)
Sales, calls and maturities of fixed maturity securities	26,374,371	11,440,209
Purchases of equity securities	(1,114,187)	(2,038,459)
Sales of equity securities	1,085,712	1,412,118
Purchases of restricted assets	(933,673)	(643,531)
Sales, calls and maturities of restricted assets	96,874	178,350
Purchases of cemetery perpetual care trust investments	(26,565)	(46,725)
Sales, calls and maturities of perpetual care trust investments	859,715	54,601
Mortgage loans held for investment, other investments and policy loans made	(217,905,832)	(166,160,908)
Payments received for mortgage loans held for investment, other investments and policy loans	198,431,585	175,017,132
Purchases of property and equipment	(441,530)	(256,155)
Sales of property and equipment	1,200	71,469
Purchases of real estate	(16,643,207)	(17,740,755)
Sales of real estate	9,241,645	7,082,265
Net cash provided by (used in) investing activities	(29,266,526)	1,699,334

Cash flows from financing activities:
Investment contract receipts	3,065,288	3,237,207
Investment contract withdrawals	(4,097,396)	(4,105,463)
Proceeds from stock options exercised	81,246	-
Purchases of treasury stock	(242,265)	(41,077)
Repayment of bank loans	(504,009)	(470,652)
Net change in warehouse line borrowings for loans held for sale	16,567,385	(769,236)
Net cash provided by (used in) financing activities	14,870,249	(2,149,221)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(4,810,375)	24,627,357
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	150,102,620	139,923,399
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$145,292,245	$164,550,756
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,098,086	$1,022,460
Income taxes (net of refunds)	-	-

Non Cash Operating, Investing and Financing Activities:
Transfer from fixed maturity securities available for sale to other investments	$1,185,603	$-
Right-of-use assets obtained in exchange for operating lease liabilities	436,109	479,462
Benefit plans funded with treasury stock	227,262	470,521
Loans held for sale foreclosed into real estate held for sale	-	858,977
Transfer of loans held for sale to mortgage loans held for investment	-	1,867,552

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows are presented in the table below:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$132,946,068	$150,930,786
Restricted assets	11,455,091	10,598,384
Cemetery perpetual care trust investments	891,086	3,021,586
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$145,292,245	$164,550,756

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

March 31, 2025 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments

The Company’s investments as of March 31, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$67,730,345	$168,247	$(369,412)	$-	$67,529,180

Obligations of states and political subdivisions	3,554,218	12,021	(216,520)	-	3,349,719

Corporate securities including public utilities	278,660,923	4,042,114	(5,058,561)	(495,251)	277,149,225

Mortgage-backed securities	26,707,539	99,349	(3,860,931)	(12,049)	22,933,908

Redeemable preferred stock	250,000	-	-	-	250,000

Total fixed maturity securities available for sale	$376,903,025	$4,321,731	$(9,505,424)	$(507,300)	$371,212,032

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,548,300	$4,887,671	$(462,189)		$15,973,782

Total equity securities at estimated fair value	$11,548,300	$4,887,671	$(462,189)		$15,973,782

Mortgage loans held for investment at amortized cost:
Residential	$93,910,555
Residential construction	169,877,471
Commercial	60,191,978
Less: Unamortized deferred loan fees, net	(2,251,280)
Less: Allowance for credit losses	(2,008,592)
Less: Net discounts	(274,851)

Total mortgage loans held for investment	$319,445,281

Real estate held for investment - net of accumulated depreciation:
Residential	$77,755,199
Commercial	124,874,527

Total real estate held for investment	$202,629,726

Real estate held for sale:
Residential	$2,561,487
Commercial	151,553

Total real estate held for sale	$2,713,040

Other investments and policy loans at amortized cost:
Policy loans	$14,183,492
Insurance assignments	50,727,040
Federal Home Loan Bank stock (2)	630,200
Other investments	12,522,969
Less: Allowance for credit losses for insurance assignments	(1,517,783)

Total other investments and policy loans	$76,545,918

Accrued investment income	$9,574,599

Total investments	$998,094,378

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $580,700 of Membership stock and $49,500 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

There were no investments in fixed maturity securities or equity securities, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of March 31, 2025, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2025 and December 31, 2024. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
March 31, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$17,078	$4,202,295	$352,334	$12,890,048	$369,412	$17,092,343
Obligations of states and political subdivisions	7,192	192,808	209,328	2,211,591	216,520	2,404,399
Corporate securities	810,597	63,857,548	4,247,964	79,610,636	5,058,561	143,468,184
Mortgage-backed securities	4,946	220,459	3,855,985	18,098,828	3,860,931	18,319,287
Totals	$839,813	$68,473,110	$8,665,611	$112,811,103	$9,505,424	$181,284,213

December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$8,737	$986,365	$478,239	$22,110,495	$486,976	$23,096,860
Obligations of states and political subdivisions	15,003	2,167,918	275,445	3,008,385	290,448	5,176,303
Corporate securities including public utilities	1,888,022	93,562,219	5,034,849	77,975,776	6,922,871	171,537,995
Mortgage-backed securities	32,150	2,915,192	4,212,490	19,041,442	4,244,640	21,956,634
Totals	$1,943,912	$99,631,694	$10,001,023	$122,136,098	$11,944,935	$221,767,792

Relevant holdings were comprised of 585 securities with fair values aggregating 95.0% of the aggregate amortized cost as of March 31, 2025, compared to 706 securities with fair values aggregating 94.9% of the aggregate amortized cost as of December 31, 2024. A credit loss provision of $86,307 and of $96,000 have been recognized for the three month periods ended March 31, 2025 and 2024, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

Evaluation of Allowance for Credit Losses

The Company evaluates its fixed maturity securities classified as available for sale on a quarterly basis to identify any potential credit losses. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”) and other industry rating agencies. Securities with NAIC rating of 1 or 2 are considered investment grade and are only reviewed for credit loss if current market data or recent company news could lead to a credit downgrade. Securities with NAIC ratings of 3 to 5 are considered non-investment grade and are evaluated for credit loss. The evaluation involves assessing all facts and circumstances surrounding each security including, but not limited to, historical values, interest payment history, projected earnings, and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make interest and principal payments in accordance with the terms of the financial instrument. Securities with a rating of 6 are automatically determined to be impaired and a credit loss is recognized in earnings.

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

If the Company does not intend to sell a fixed maturity security and it is less likely than not that the Company will be required to sell the security but the Company also does not expect to recover the entire amortized cost basis of the security, a credit loss is recognized in earnings for the amount of the expected credit loss with a corresponding allowance for credit losses as a contra-asset account. The credit loss is included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. The recognized credit loss is limited to the total unrealized loss on the security due to a change in credit.

Amounts due on available for sale fixed maturities that are deemed to be uncollectible are written off and removed from the allowance for credit loss. A write-off may also occur if the Company intends to sell a security or when it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost.

The Company does not calculate a credit loss allowance on accrued interest income, included in accrued investment income on the condensed consolidated balance sheets, as the Company writes off any accrued interest income to net investment income if the accrued but unpaid amount exceeds 90 days.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

Based on the NAIC securities designations, the Company had 98.2% and 97.7% of its fixed maturity securities rated investment grade as of March 31, 2025 and December 31, 2024, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	March 31, 2025		December 31, 2024
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$187,879,097	$184,522,723	$188,386,980	$183,460,027
2	181,586,910	179,966,189	178,060,265	174,405,442
3	5,831,758	5,343,171	7,961,422	7,342,220
4	648,713	630,362	649,592	600,459
5	705,397	499,587	702,643	487,981
6	1,150	-	1,169	-
Total	$376,653,025	$370,962,032	$375,762,071	$366,296,129

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

Additions for credit losses not previously recorded	-	-	72,000	-	72,000
Change in allowance on securities with previous allowance	-	-	14,437	-	14,437
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	(130)	-	(130)

Ending Balance - March 31, 2025	$-	$-	$495,251	$12,049	$507,300

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

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

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of March 31, 2025, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay its obligations.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$22,159,707	$22,003,935
Due in 2-5 years	71,242,437	70,452,145
Due in 5-10 years	135,956,272	135,838,014
Due in more than 10 years	120,587,070	119,734,030
Mortgage-backed securities	26,707,539	22,933,908
Redeemable preferred stock	250,000	250,000
Total	$376,903,025	$371,212,032

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended March 31,
	2025	2024
Proceeds from sales	$3,224,848	$179,989
Gross realized gains	526	303
Gross realized losses	(40,504)	(854)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of March 31, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$6,183,996	$6,126,589
Other investments	424,543	400,000
Cash and cash equivalents	1,456,924	1,444,654
Total assets on deposit	$8,065,463	$7,971,243

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of March 31, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$25,814,271	$25,309,270
Cash and cash equivalents	4,766,926	4,417,683
Total assets on deposit	$30,581,197	$29,726,953

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). Assets pledged as collateral with the FHLB are presented below. These pledged securities are used as collateral for any FHLB cash advances.

	As of March 31, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$52,791,611	$63,800,454

Real Estate Held for Investment and Held for Sale

The Company strategically deploys resources into real estate assets to match the income and yield durations of its primary obligations. The sources for these real estate assets come through its various business units in the form of acquisition, development, and mortgage foreclosures.

Commercial Real Estate Held for Investment and Held for Sale

The Company owns, invests in and manages commercial real estate as a means of both generating investment income and providing workspace for its employees. This asset class is acquired in accordance with the Company’s goals and objectives for risk-adjusted returns. Due diligence is conducted on each asset using internal and third-party resources. The geographic locations and asset sub-classes of investments are determined by senior management under the direction of the Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

The Company employs full-time employees to attend to the day-to-day operations of its commercial real estate within the greater Salt Lake area and close surrounding markets. The Company utilizes third party property managers where the geographic location does not warrant full-time staff or through strategic lease-up periods. The Company generally acquires commercial real estate in connection with company acquisitions or that are in regions expected to have high growth in employment and population and that provide operational efficiencies.

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

The aggregate net book value of commercial real estate serving as collateral for bank loans was $118,658,948 and $119,889,846 as of March 31, 2025 and December 31, 2024, respectively. The associated bank loan carrying values totaled $95,542,882 and $96,007,488 as of March 31, 2025 and December 31, 2024, respectively.

During the three month periods ended March 31, 2025 and 2024, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended March 31, 2025 and 2024, the Company recorded depreciation expense on commercial real estate held for investment of $1,422,016 and $1,527,793, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Utah (1)	$124,856,106	$126,056,342	546,941	546,941
Louisiana	18,421	18,586	1,622	1,622

	$124,874,527	$126,074,928	548,563	548,563

(1)	Includes Center53

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31, 2025	December 31, 2024
Mississippi (1)	$151,553	$151,553

	$151,553	$151,553

(1)	Consists of approximately 93 acres of undeveloped land

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

Commercial Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of March 31, 2025, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 Ascension Way, Floors 4, 5 and 6, Salt Lake City, UT - Center53 Building 2 (1)	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	216,865	50%
1818 Marshall Street, Shreveport, LA (2)	Life Insurance Operations	12,274	100%
812 Sheppard Street, Minden, LA (2) (3)	Life Insurance Sales	1,560	100%

(1)	Included in real estate held for investment on the condensed consolidated balance sheets
(2)	Included in property and equipment on the condensed consolidated balance sheets
(3)	Listed for sale

Residential Real Estate Held for Investment and Held for Sale

The Company occasionally acquires residential homes through the mortgage loan foreclosure process. The Company has the option to sell these properties or to continue to hold them for expected cash flow and price appreciation. The Company also looks for opportunities to acquire land that can be developed into single family lots. Once developed, finished lots are sold to builder partners and others.

During the three month periods ended March 31, 2025 and 2024 the Company did not record any impairment losses on residential real estate held for sale or held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended March 31, 2025 and 2024, the Company recorded depreciation expense on residential real estate held for investment of $2,676 and $2,653, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31, 2025	December 31, 2024
Utah (1)	$77,755,198	$71,618,410
	$77,755,198	$71,618,410

(1)	Includes multiple residential subdivision development projects, refer to the following table.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

The Company also invests in residential subdivision developments. The following table presents additional information regarding the Company’s residential subdivision development projects in Utah:

	March 31, 2025	December 31, 2024
Lots developed	245	231
Lots to be developed	1,034	1,046
Book Value	$79,689,307	$71,443,356

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31, 2025		December 31, 2024
Utah	$2,561,487	(1)	$849,900
Florida	-		276,580
	$2,561,487		$1,126,480

(1)	Includes a residential subdivision development project for $2,106,487

The net book value of foreclosed residential real estate included in residential real estate held for sale was $455,000 and $1,126,480 as of March 31, 2025 and December 31, 2024, respectively.

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages and are generally classified in three distinct group: Commercial, Residential and Residential Construction. These mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and have amortization periods of 0 to 30 years.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of March 31, 2025, the Company had 59%, 8%, 7%, 4% and 4%, of its mortgage loans from borrowers located in the states of Utah, Florida, Arizona, Texas, and California, respectively. As of December 31, 2024, the Company had 56%, 8%, 9% and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, Arizona, and Texas, respectively.

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

March 31, 2025 (Unaudited)

3) Investments (Continued)

Evaluation of Allowance for Credit Losses

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $259,000 and $244,000 as of March 31, 2025 and December 31, 2024, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

Residential construction (including land acquisition and development loans) – These loans are underwritten in accordance with the Company’s underwriting policies, which include a financial analysis of the builders, borrowers (guarantors), construction cost estimates, and independent appraisal valuations, and factor in estimates of the value of construction projects upon completion. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project and the ability of the borrower to secure long-term financing.

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

The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 85% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months. The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of March 31, 2025, the Company’s commitments were approximately $239,187,000 for these loans, of which $172,110,015 had been drawn.

Residential construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and for subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390
Change in provision for credit losses (1)	289,236	(203,443)	37,409	123,202
Charge-offs	-	-	-	-
Ending balance - March 31, 2025	$1,021,730	$647,107	$339,755	$2,008,592

Beginning balance - December 31, 2023	$1,219,653	$2,390,894	$208,106	$3,818,653
Change in provision for credit losses (1)	(360,031)	(528,399)	(8,609)	(897,039)
Charge-offs	-	-	-	-
Ending balance - March 31, 2024	$859,622	$1,862,495	$199,497	$2,921,614

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
March 31, 2025
30-59 days past due	$-	$3,745,815	$-	$3,745,815
60-89 days past due	-	1,142,421	-	1,142,421
Over 90 days past due (1)	3,196,505	1,481,040	-	4,677,545
In process of foreclosure (1)	191,508	2,818,740	-	3,010,248
Total past due	3,388,013	9,188,016	-	12,576,029
Current	56,803,965	84,722,539	169,877,471	311,403,975
Total mortgage loans	60,191,978	93,910,555	169,877,471	323,980,004
Allowance for credit losses	(1,021,730)	(647,107)	(339,755)	(2,008,592)
Unamortized deferred loan fees, net	(195,628)	(1,344,145)	(711,507)	(2,251,280)
Unamortized discounts, net	(152,972)	(121,879)	-	(274,851)
Net mortgage loans held for investment	$58,821,648	$91,797,424	$168,826,209	$319,445,281

December 31, 2024
30-59 days past due	$2,100,000	$5,818,334	$-	$7,918,334
60-89 days past due	-	845,980	-	845,980
Over 90 days past due (1)	4,205,000	3,061,450	-	7,266,450
In process of foreclosure (1)	191,508	3,942,392	-	4,133,900
Total past due	6,496,508	13,668,156	-	20,164,664
Current	56,256,577	78,393,631	151,172,733	285,822,941
Total mortgage loans	62,753,085	92,061,787	151,172,733	305,987,605
Allowance for credit losses	(732,494)	(850,550)	(302,346)	(1,885,390)
Unamortized deferred loan fees, net	(115,555)	(1,307,539)	(659,147)	(2,082,241)
Unamortized discounts, net	(149,268)	(123,348)	-	(272,616)
Net mortgage loans held for investment	$61,755,768	$89,780,350	$150,211,240	$301,747,358

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total	% of Total
LTV:
Less than 65%	$4,135,000	$3,893,127	$20,100,000	$1,352,150	$851,019	$8,692,062	$39,023,358	64.83%
65% to 80%	7,675,000	10,432,942	1,840,776	823,397	-	-	20,772,115	34.51%
Greater than 80%	-	-		-	396,505	-	396,505	0.66%

Total	$11,810,000	$14,326,069	$21,940,776	$2,175,547	$1,247,524	$8,692,062	$60,191,978	100.00%

DSCR
>1.20x	$1,500,000	$13,893,127	$16,490,000	$-	$-	$5,382,415	$37,265,542	61.91%
1.00x - 1.20x	10,310,000	432,942	5,450,776	2,175,547	1,247,524	3,309,647	22,926,436	38.09%
<1.00x	-	-		-	-	-	-	0.00%

Total	$11,810,000	$14,326,069	$21,940,776	$2,175,547	$1,247,524	$8,692,062	$60,191,978	100.00%

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

March 31, 2025 (Unaudited)

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total	% of Total
Performance Indicators:
Performing	$4,704,914	$13,891,863	$10,790,191	$42,397,698	$3,353,866	$14,472,243	$89,610,775	95.42%
Non-performing (1)	-	-	2,501,101	794,108	-	1,004,571	4,299,780	4.58%

Total	$4,704,914	$13,891,863	$13,291,292	$43,191,806	$3,353,866	$15,476,814	$93,910,555	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $2,818,740

LTV:
Less than 65%	$256,928	$5,654,269	$4,874,062	$5,567,007	$1,783,406	$7,251,737	$25,387,409	27.03%
65% to 80%	4,007,350	7,423,674	7,537,730	35,601,976	1,570,460	7,479,051	63,620,241	67.75%
Greater than 80%	440,636	813,920	879,500	2,022,823	-	746,026	4,902,905	5.22%

Total	$4,704,914	$13,891,863	$13,291,292	$43,191,806	$3,353,866	$15,476,814	$93,910,555	100.00%

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

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

March 31, 2025 (Unaudited)

3) Investments (Continued)

The Company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$35,926,520	$109,676,549	$13,869,615	$209,290	$10,195,497	$169,877,471	100.00%
Non-performing	-	-	-	-	-	-	0.00%

Total	$35,926,520	$109,676,549	$13,869,615	$209,290	$10,195,497	$169,877,471	100.00%

LTV:
Less than 65%	$8,882,430	$44,804,033	$13,869,615	$209,290	$10,195,497	$77,960,865	45.89%
65% to 80%	26,680,356	64,872,516	-	-	-	91,552,872	53.89%
Greater than 80%	363,734	-	-	-	-	363,734	0.21%

Total	$35,926,520	$109,676,549	$13,869,615	$209,290	$10,195,497	$169,877,471	100.00%

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

March 31, 2025 (Unaudited)

3) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of March 31, 2025	As of December 31, 2024
30-59 days past due	$11,138,384	$8,785,184
60-89 days past due	4,436,355	4,046,731
Over 90 days past due	5,375,708	5,320,216
Total past due	20,950,447	18,152,131
Current	29,776,593	30,341,727
Total insurance assignments	50,727,040	48,493,858
Allowance for credit losses	(1,517,783)	(1,536,926)
Net insurance assignments	$49,209,257	$46,956,932

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days past due or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time.

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - December 31, 2024	$1,536,926
Change in provision for credit losses (1)	293,798
Charge-offs	(312,941)
Ending balance - March 31, 2025	$1,517,783

Beginning balance - December 31, 2023	$1,553,836
Change in provision for credit losses (1)	250,567
Charge-offs	(216,878)
Ending balance - March 31, 2024	$1,587,525

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended March 31,
	2025	2024
Fixed maturity securities:
Gross realized gains	$1,068	$303
Gross realized losses	(42,286)	(854)
Net credit loss provision	(86,307)	(96,000)

Equity securities:
Gains (losses) on securities sold	114,127	(61,103)
Unrealized gains on securities held at the end of the period	273,477	1,542,863

Real estate held for investment and sale:
Gross realized gains	394,525	249,960
Gross realized losses	-	-

Other assets:
Gross realized gains	6,525	35,486
Gross realized losses	(75,108)	(1,229)
Total	$586,021	$1,669,426

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $213,979 and $582,172 in net gains for the three month periods ended March 31, 2025 and 2024, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

3) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2025	2024
Fixed maturity securities available for sale	$4,664,833	$4,403,558
Equity securities	192,631	168,148
Mortgage loans held for investment	7,964,539	8,814,036
Real estate held for investment and sale	2,959,711	3,515,061
Policy loans	244,605	301,267
Insurance assignments	5,732,150	5,076,549
Other investments	161,486	198,959
Cash and cash equivalents	1,402,636	1,690,957
Gross investment income	23,322,591	24,168,535
Investment expenses	(4,119,967)	(4,221,967)
Net investment income	$19,202,624	$19,946,568

Net investment income includes income earned from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $146,838 and $933,551 for the three month periods ended March 31, 2025 and 2024, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of March 31, 2025	As of December 31, 2024
Fixed maturity securities available for sale	$4,368,511	$3,795,581
Equity securities	13,258	11,049
Mortgage loans held for investment	956,485	1,049,489
Real estate held for investment	4,146,465	3,559,463
Other investments	4,667	-
Cash and cash equivalents	85,213	83,586
Total accrued investment income	$9,574,599	$8,499,168

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of March 31, 2025	As of December 31, 2024

Aggregate fair value	$139,834,226	$131,181,148
Unpaid principal balance	136,957,745	128,948,072
Unrealized gain	2,876,481	2,233,076

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended March 31,
	2025	2024
Loan fees	$5,254,090	$5,520,465
Interest income	1,667,434	1,482,819
Secondary gains	16,954,943	14,730,974
Change in fair value of loan commitments	474,540	561,778
Change in fair value of loans held for sale	641,268	(300,890)
Provision for loan loss reserve	(183,034)	(163,476)
Mortgage fee income	$24,809,241	$21,831,670

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

4) Loans Held for Sale (Continued)

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of March 31, 2025	As of December 31, 2024
Balance, beginning of period	$696,626	$547,233
Provision on current loan originations (1)	183,034	932,154
Charge-offs, net of recaptured amounts	(177,769)	(782,761)
Balance, end of period	$701,891	$696,626

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the three month periods ended March 31, 2025 and 2024, $183,034 and $163,476 in reserves, respectively, were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. The Company monitors market data and trends and, economic conditions (including forecasts), and uses its own experience to determine adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

5) Stock Compensation Plans

The Company has equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”).

Stock Options

Stock based compensation expense for stock options issued of $299,272 and $198,998 has been recognized for these plans for the three month periods ended March 31, 2025 and 2024, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of March 31, 2025, the total unrecognized compensation expense related to the options issued was $873,138 which is expected to be recognized over the remaining vesting period.

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

The activity of the stock option plans during the three month period ended March 31, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at December 31, 2024	646,594	$5.93	1,724,400	$7.23
Granted	24,000		-
Exercised	(112,735)		(113,023)
Cancelled	-		-
Outstanding at March 31, 2025	557,859	$6.24	1,611,377	$7.50

As of March 31, 2025:
Options exercisable	501,834	$5.51	1,363,881	$6.47

As of March 31, 2025:
Available options for future grant	53,718		146,238

Weighted average contractual term of options outstanding at March 31, 2025	5.38 years		6.64 years

Weighted average contractual term of options exercisable at March 31, 2025	5.02 years		6.16 years

Aggregated intrinsic value of options outstanding at March 31, 2025 (1)	$3,269,071		$7,406,757

Aggregated intrinsic value of options exercisable at March 31, 2025 (1)	$3,305,118		$7,676,614

(1)	The Company used a stock price of $12.10 as of March 31, 2025 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

5) Stock Compensation Plans (Continued)

The activity of the stock option plans during the three month period ended March 31, 2024, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2023	833,570	$5.22	1,520,062	$5.86
Granted	16,500		-
Exercised	-		-
Cancelled	-		-
Outstanding at March 31, 2024	850,070	$5.29	1,520,062	$5.86

As of March 31, 2024:
Options exercisable	765,695	$4.97	1,291,312	$5.47

As of March 31, 2024:
Available options for future grant	76,320		529,750

Weighted average contractual term of options outstanding at March 31, 2024	5.00 years		6.25 years

Weighted average contractual term of options exercisable at March 31, 2024	4.57 years		5.83 years

Aggregated intrinsic value of options outstanding at March 31, 2024 (1)	$2,230,953		$3,108,691

Aggregated intrinsic value of options exercisable at March 31, 2024 (1)	$2,246,543		$3,146,491

(1)	The Company used a stock price of $7.91 as of March 31, 2024 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three month periods ended March 31, 2025 and 2024 was $1,357,776 and nil, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

5) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $9,988 and $889 has been recognized under these plans for the three month periods ended March 31, 2025 and 2024, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. The fair value of each RSU granted is determined by the Company’s stock price on the date of the grant. As of March 31, 2025, the total unrecognized compensation expense related to the RSUs issued was $27,311, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the three month period ended March 31, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	12,813	$12.90
Granted	-
Vested	(460)
Non-vested at March 31, 2025	12,353	$13.08

Available RSUs for future grant	4,187

Activity of the RSUs during the three month period ended March 31, 2024, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	2,245	$7.72
Granted	-
Vested	(405)
Non-vested at March 31, 2024	1,840	$7.99

Available RSUs for future grant	16,540

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

6) Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net earnings	$4,338,292	$7,474,522
Denominator:
Basic weighted-average shares outstanding	23,521,451	23,325,136
Effect of dilutive securities:
Employee stock options	944,992	762,670
Diluted weighted-average shares outstanding	24,466,443	24,087,806

Basic net earnings per share	$0.18	$0.32

Diluted net earnings per share	$0.18	$0.31

For the three month periods ended March 31, 2025 and 2024, there were 382,700 and 467,125 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2024	21,255,006	3,321,833

Exercise of stock options	66,273	95,337
Vesting of restricted stock units	460	-

Outstanding shares at March 31, 2025	21,321,739	3,417,170

Outstanding shares at December 31, 2023 (1)	21,052,883	3,120,432

Vesting of restricted stock units	405	-
Conversion of Class C to Class A	174	(174)

Outstanding shares at March 31, 2024 (1)	21,053,462	3,120,258

(1)	Adjusted retroactively for the effect of annual stock dividends

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

7) Business Segment Information

Description of Products and Services by Segment

The Company has three operating and reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company’s life insurance segment’s revenue consists of life insurance premiums, fees earned on factored life insurance policies and net investment income derived from investing policyholder and surplus funds. Its expenses include operating expenses to collect insurance premiums and insurance policy receivables, and administer claims, and commissions payable related to the sale of insurance products sold by the Company’s independent agency force. The Company’s cemetery and mortuary segment’s revenue consists of fees from the sale of at-need cemetery and mortuary merchandise, services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing surplus cash. Its expenses include operating expenses to maintain mortuary and cemetery operations and commissions related to the sale of insurance products sold by the Company’s agents. The Company’s mortgage segment’s revenue consists of residential mortgage origination fee income and mortgage interest income. Its expenses include normal operating expenses related to the origination and sale of residential mortgage loans, loan servicing and warehouse interest and fee expenses.

Services and Cost Sharing Policies

The accounting policies of the Company’s operating and reportable segments are the same as those described in Part II, Item 8, Note 1 - Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit and are eliminated upon consolidation. In addition to revenues, the reportable segments share in business services and costs including personnel expenses, rent, information technology, software, interest expense, and other similar operating costs. These shared services and costs are allocated between the segments using prevailing market rates and other agreed upon allocation methods.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

7) Business Segment Information (Continued)

	For the Three Months Ended March 31, 2025
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$29,779,525	$7,300,221	$24,809,241	$61,888,987
Net investment income	18,630,945	421,253	150,426	19,202,624
Gains on investments and other assets	290,534	209,970	85,517	586,021
Other revenues	585,598	187,850	288,643	1,062,091
Intersegment revenues	1,319,923	83,836	121,868	1,525,627
Total segment revenues	50,606,525	8,203,130	25,455,695	84,265,350

Elimination of intersegment revenues				(1,525,627)
Total consolidated revenues				82,739,723

Less:
Death benefits	16,045,465	-	-
Surrenders and other policy benefits	1,201,555	-	-
Increase in future policy benefits	8,988,057	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,522,570	173,965	-
Selling, general and administrative expenses:
Commissions	862,343	208,420	9,367,618
Personnel	8,526,188	2,538,026	11,118,194
Advertising	99,976	151,609	572,360
Rent and rent related	99,790	38,038	850,783
Depreciation on property and equipment	242,812	212,361	159,962
Cost related to funding mortgage loans	-	-	1,415,252
Data processing and IT related (1)	235,788	70,526	878,110
Premium taxes on insurance premiums and other considerations (1)	718,071	-	-
Other segment items (1)(2)	2,624,538	1,231,210	1,642,444
Intersegment expenses (3)	205,558	87,441	1,232,628
Interest expense	906,447	163	212,918
Costs of goods and services sold-mortuaries and cemeteries	-	1,253,270	-
Income tax expense (benefit)	1,181,211	534,844	(483,453)
Segment net earnings (loss)	4,146,156	1,703,257	(1,511,121)	4,338,292

Net earnings				$4,338,292

Segment assets	$1,406,921,748	$108,399,058	$100,755,930	$1,616,076,736

Elimination of intersegment assets				(91,826,406)
Total consolidated assets				$1,524,250,330

Expenditures for long-lived assets	$16,717,670	$257,933	$109,134	$17,084,737

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.

(2)	For each reportable segment, other segment items includes:

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

7) Business Segment Information (Continued)

	For the Three Months Ended March 31, 2024
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$29,852,093	$6,948,491	$21,831,670	$58,632,254
Net investment income	18,612,363	1,084,192	250,013	19,946,568
Gains (losses) on investments and other assets	1,088,493	582,162	(1,229)	1,669,426
Other revenues	417,686	172,733	349,531	939,950
Intersegment revenues	1,379,575	84,768	146,606	1,610,949
Total segment revenues	51,350,210	8,872,346	22,576,591	82,799,147

Elimination of intersegment revenues				(1,610,949)
Total consolidated revenues				81,188,198

Less:
Death benefits	15,713,753	-	-
Surrenders and other policy benefits	1,215,793	-	-
Increase in future policy benefits	9,345,887	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,509,432	234,481	-
Selling, general and administrative expenses:
Commissions	406,498	231,785	7,342,934
Personnel	7,231,308	2,309,726	10,314,101
Advertising	107,496	127,677	452,482
Rent and rent related	106,560	40,281	1,254,636
Depreciation on property and equipment	224,077	206,605	156,767
Cost related to funding mortgage loans	-	-	1,449,095
Data processing and IT related (1)	206,299	66,800	952,222
Premium taxes on insurance premiums and other considerations (1)	760,959	-	-
Other segment items (1)(2)	1,830,106	1,233,177	1,236,347
Intersegment expenses (3)	231,374	94,024	1,285,551
Interest expense	931,159	240	96,075
Costs of goods and services sold-mortuaries and cemeteries	-	1,274,129	-
Income tax expense (benefit)	1,817,069	786,854	(459,134)
Segment net earnings (loss)	6,712,440	2,266,567	(1,504,485)	7,474,522

Net earnings				$7,474,522

Segment assets	$1,341,500,414	$99,346,510	$94,563,032	$1,535,409,956

Elimination of intersegment assets				(94,161,443)
Total consolidated assets				$1,441,248,513

Expenditures for long-lived assets	$17,835,137	$140,367	$21,406	$17,996,910

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

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

March 31, 2025 (Unaudited)

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

March 31, 2025 (Unaudited)

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

March 31, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of March 31, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$371,212,032	$-	$370,061,728	$1,150,304
Equity securities	15,973,782	15,973,782	-	-
Loans held for sale	139,834,226	-	-	139,834,226
Restricted assets (1)	2,352,472	-	2,352,472	-
Restricted assets (2)	10,558,353	10,558,353	-	-
Cemetery perpetual care trust investments (1)	769,914		769,914	-
Cemetery perpetual care trust investments (2)	5,071,739	5,071,739	-	-
Derivatives - loan commitments (3)	3,016,606	-	-	3,016,606
Total assets accounted for at fair value on a recurring basis	$548,789,124	$31,603,874	$373,184,114	$144,001,136

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(228,856)	-	-	(228,856)
Total liabilities accounted for at fair value on a recurring basis	$(228,856)	$-	$-	$(228,856)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of December 31, 2024:

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

March 31, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Range of Inputs
	March 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2025	Technique	Input(s)	Value	Value	Average
Loans held for sale	$139,834,226	Market approach	Investor contract pricing as a percentage of unpaid principal balance	84.0%	110.0%	102.0%

Derivatives - loan commitments (net)	2,787,750	Market approach	Pull-through rate	65.0%	95.0%	82.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	241 bps	43 bps

Fixed maturity securities available for sale	1,150,304	Broker quotes	Pricing quotes	$100.00	$101.46	$100.19

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Range of Inputs
	December 31,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2024	Technique	Input(s)	Value	Value	Average
Loans held for sale	$131,181,148	Market approach	Investor contract pricing as a percentage of unpaid principal balance	84.0%	109.0%	102.0%

Derivatives - loan commitments (net)	2,313,210	Market approach	Pull-through rate	63.0%	100.0%	83.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	242 bps	47 bps

Fixed maturity securities available for sale	1,149,926	Broker quotes	Pricing quotes	$100.00	$101.20	$100.16

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended March 31, 2025:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2024	$2,313,210		$131,181,148		$1,149,926
Originations and purchases	-		517,886,377		-
Sales, maturities and paydowns	-		(521,382,576)		-
Total gains (losses):
Included in earnings	474,540	(1)	12,149,277	(1)	-	(2)
Included in other comprehensive income	-		-		378
Balance - March 31, 2025	$2,787,750		$139,834,226		$1,150,304

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

March 31, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 or as of December 31, 2024.

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of March 31, 2025 and December 31, 2024.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2025:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$91,797,424	$-	$-	$92,626,433	$92,626,433
Residential construction	168,826,209	-	-	168,826,209	168,826,209
Commercial	58,821,648	-	-	58,679,031	58,679,031
Mortgage loans held for investment, net	$319,445,281	$-	$-	$320,131,673	$320,131,673
Policy loans	14,183,492	-	-	14,183,492	14,183,492
Insurance assignments, net (1)	49,209,257	-	-	49,209,257	49,209,257
Restricted assets (2)	1,035,160	-	-	1,035,160	1,035,160
Cemetery perpetual care trust investments (2)	1,194,905	-	-	1,194,905	1,194,905
Mortgage servicing rights, net	2,839,548	-	-	4,288,738	4,288,738

Liabilities
Bank and other loans payable	$(122,823,346)	$-	$-	$(109,056,311)	$(109,056,311)
Policyholder account balances (3)	(36,925,691)	-	-	(36,981,073)	(36,981,073)
Future policy benefits - annuities (3)	(105,461,353)	-	-	(104,853,294)	(104,853,294)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

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

Residential Construction – These loans primarily have short term maturities. Accordingly, the estimated fair value is determined to be the carrying value.

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

Insurance Assignments, Net: These investments primarily have short term maturities, accordingly, the carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

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

March 31, 2025 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments:

		March 31, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$202,283,530	$3,016,606	$228,856	$210,597,657	$5,348,089	$3,034,879
Total		$202,283,530	$3,016,606	$228,856	$210,597,657	$5,348,089	$3,034,879

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount Gain
		Three Months Ended March 31,
Derivative	Classification	2025	2024
Loan commitments	Mortgage fee income	$474,540	$561,778

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

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

One of the lines of credit, with U.S. Bank, allows SecurityNational Mortgage to borrow up to $15,000,000. The relevant agreement contemplates interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR on drawn amounts and matures on June 20, 2025. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum pre-tax loss below $2.5 million for the quarter.

The Company’s other line of credit, with Western Alliance Bank, allows SecurityNational Mortgage to borrow up to $25,000,000. The relevant agreement contemplates interest at the 1-Month SOFR rate plus 2.0% on drawn amounts and matures on August 27, 2025. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum pre-tax loss below $2.5 million for the quarter.

The agreements for both warehouse lines of credit include cross default provisions where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of March 31, 2025, SecurityNational Mortgage was in compliance with all covenants under its warehouse lines of credit. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

10) Reinsurance, Commitments and Contingencies (Continued)

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company also has debt covenants on its revolving lines of credit and is required to comply with minimum operating cash flow ratios and minimum net worth requirement for each of its business segments. The Company also has debt covenants for one of its loans on real estate requiring a minimum consolidated operating cash flow ratio, minimum liquidity, and consolidated net worth. In addition to these financial debt covenants, the Company is required to provide segment specific financial statements and building specific financial statements on all bank loans. As of March 31, 2025, the Company was in compliance with all these debt covenants.

Other Contingencies and Commitments

The Company belongs to a captive insurance group (“the captive group”) for certain casualty insurance, worker compensation and general liability programs. The captive group maintains insurance reserves relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive group considers several factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required from the Company and its subsidiaries. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

The Company is a defendant in various legal actions arising from the normal conduct of business. The Company believes that none of the actions, if adversely determined, will have a material effect on the Company’s financial position or results of operations. Based on management’s assessment and legal counsel’s analysis concerning the likelihood of unfavorable outcomes, no amounts have been accrued for the above claims in the consolidated financial statements. The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

11) Mortgage Servicing Rights

The Company initially records its MSRs at fair value as discussed in Note 8.

After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. Amortization expense is included in other expenses on the condensed consolidated statements of earnings. MSR amortization is determined by amortizing the MSR balance in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

The following table presents the MSR activity:

	As of March 31, 2025	As of December 31, 2024
Amortized cost:
Balance before valuation allowance at beginning of year	$2,939,878	$3,461,146
MSR additions resulting from loan sales (1)	35,852	90,370
Amortization (2)	(136,182)	(611,638)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$2,839,548	$2,939,878

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$2,839,548	$2,939,878

Estimated fair value of MSRs at end of period	$4,288,738	$4,552,316

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

11) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its March 31, 2025 valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2025	313,624
2026	276,708
2027	249,392
2028	221,913
2029	198,505
Thereafter	1,579,406
Total	$2,839,548

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended March 31,
	2025	2024
Contractual servicing fees	$232,101	$256,662
Late fees	19,617	23,208
Total	$251,718	$279,870

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of March 31, 2025	As of December 31, 2024
Servicing UPB	$381,495,494	$385,134,774

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2025	10.00	7.83	11.98
December 31, 2024	8.79	8.28	12.14

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

12) Income Taxes

The Company’s overall effective tax rate for the three month periods ended March 31, 2025 and 2024 was 22.1% and 22.3%, respectively, which resulted in a provision for income taxes of $1,232,602 and $2,144,789, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The decrease in the effective tax rate when compared to the prior year was primarily due to the Company’s decreased state income tax provision.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2024)	$7,095,589	$-	$20,168,405
Closing (March 31, 2025)	7,103,871	-	20,910,047
Increase/(decrease)	8,282	-	741,642

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2023)	$6,321,573	$-	$18,237,246
Closing (December 31, 2024)	7,095,589	-	20,168,405
Increase/(decrease)	774,016	-	1,931,159

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three month periods ended March 31, 2025 and 2024 was $1,159,212 and $1,506,114, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts:

	Three Months Ended March 31,
	2025	2024
Major goods/service lines
At-need	$5,716,277	$5,410,300
Pre-need	1,583,944	1,538,191
	$7,300,221	$6,948,491

Timing of Revenue Recognition
Goods transferred at a point in time	$4,154,547	$4,190,222
Services transferred at a point in time	3,145,674	2,758,269
	$7,300,221	$6,948,491

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

14) Receivables

Receivables consist of the following:

	As of March 31, 2025	As of December 31, 2024
Contracts with customers	$7,103,871	$7,095,589
Receivables from sales agents	4,169,465	4,028,881
Other	6,302,725	6,412,804
Total receivables	17,576,061	17,537,274
Allowance for credit losses	(1,632,099)	(1,678,531)
Net receivables	$15,943,962	$15,858,743

The Company records an allowance for credit losses for its receivables in accordance with GAAP.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Three Months Ended
Beginning balance - December 31, 2024	$1,678,531
Change in provision for credit losses (1)	16,142
Charge-offs	(62,574)
Ending balance - March 31, 2025	$1,632,099

Beginning balance - December 31, 2023	$1,897,887
Change in provision for credit losses (1)	(118,497)
Charge-offs	(23,837)
Ending balance - March 31, 2024	$1,755,553

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

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

The components of cemetery perpetual care investments and obligation as of March 31, 2025, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$650,126	$1,323	$(1,117)	$650,332
Obligations of states and political subdivisions	123,933	-	(4,351)	119,582
Total fixed maturity securities available for sale	$774,059	$1,323	$(5,468)	$769,914

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,917,228	$1,356,226	$(201,715)	$5,071,739
Total equity securities at estimated fair value	$3,917,228	$1,356,226	$(201,715)	$5,071,739

Mortgage loans held for investment at amortized cost:
Residential construction	$1,195,310
Less: Allowance for credit losses	(405)
Total mortgage loans held for investment	$1,194,905

Other investments	$1,106,768

Cash and cash equivalents	$891,086

Accrued investment income	$3,767

Total cemetery perpetual care trust investments	$9,038,179

Cemetery perpetual care obligation	$(5,704,613)

Trust investments in excess of trust obligations	$3,333,566

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

The components of cemetery perpetual care investments and obligation as of December 31, 2024, are as follows:

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2025 and December 31, 2024. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
March 31, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$1,117	$500,705	$-	$-	$1,117	$500,705
Obligations of states and political subdivisions	-	-	4,351	119,582	4,351	119,582
Totals	$1,117	$500,705	$4,351	$119,582	$5,468	$620,287

December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$2,010	$649,419	$-	$-	$2,010	$649,419
Obligations of states and political subdivisions	4,950	120,243	-	-	4,950	120,243
Totals	$6,960	$769,662	$-	$-	$6,960	$769,662

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of three securities with fair values aggregating 99.1% of the aggregate amortized cost as of March 31, 2025. Relevant holdings were comprised of four securities with fair values aggregating 99.1% of aggregate amortized cost as of December 31, 2024. No credit losses have been recognized for the three month periods ended March 31, 2025 and 2024, since the increase in unrealized losses is primarily a result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of March 31, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$501,822	$500,705
Due in 2-5 years	219,761	217,837
Due in 5-10 years	52,476	51,372
Due in more than 10 years	-	-
Total	$774,059	$769,914

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

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

Restricted assets as of March 31, 2025, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,740,244	$5,719	$(675)	$1,745,288
Obligations of states and political subdivisions	470,113	172	(4,768)	465,517
Corporate securities including public utilities	143,321	40	(1,694)	141,667
Total fixed maturity securities available for sale	$2,353,678	$5,931	$(7,137)	$2,352,472

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$9,009,982	$2,100,071	$(551,700)	$10,558,353
Total equity securities at estimated fair value	$9,009,982	$2,100,071	$(551,700)	$10,558,353

Mortgage loans held for investment at amortized cost:
Residential construction	$1,037,234
Less: Allowance for credit losses	(2,074)
Total mortgage loans held for investment	$1,035,160

Other investments	$2,313,436

Cash and cash equivalents (1)	$11,455,090

Accrued investment income	$8,387

Total restricted assets	$27,722,898

(1)	Including cash and cash equivalents of $10,828,570 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Restricted assets as of December 31, 2024, are summarized as follows:

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

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2025 and December 31, 2024. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$675	$300,423	$-	$-	$675	$300,423
Obligations of states and political subdivisions	240	25,366	4,528	289,979	4,768	315,345
Corporate securities including public utilities	-	-	1,694	406,606	1,694	406,606
Total unrealized losses	$915	$325,789	$6,222	$696,585	$7,137	$1,022,374

At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$1,511	$558,707	$-	$-	$1,511	$558,707
Obligations of states and political subdivisions	2,004	237,636	2,219	129,358	4,223	366,994
Corporate securities including public utilities	1,316	51,685	911	65,704	2,227	117,389
Total unrealized losses	$4,831	$848,028	$3,130	$195,062	$7,961	$1,043,090

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Relevant holdings were comprised of nine securities with fair values aggregating 99.0% of the aggregate amortized cost as of March 31, 2025. Relevant holdings were comprised of 15 securities with fair values aggregating 99.2% of the aggregate amortized cost as of December 31, 2024. No credit losses have been recognized for the three month periods ended March 31, 2025 and 2024, since the increase in unrealized losses is primarily a result of increases in interest. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of March 31, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$1,614,956	$1,616,124
Due in 2-5 years	308,335	310,642
Due in 5-10 years	100,606	100,510
Due in more than 10 years	329,781	325,196
Total	$2,353,678	$2,352,472

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2025 (Unaudited)

16) Accumulated Other Comprehensive Income (loss)

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024

Unrealized gains (losses) on fixed maturity securities available for sale	$3,916,254	$(1,035,099)
Amounts reclassified into net earnings	(127,525)	(96,551)
Net unrealized gains (losses) before taxes	3,788,729	(1,131,650)
Tax (expense) benefit	(796,451)	238,552
Net	2,992,278	(893,098)
Unrealized gains (losses) on restricted assets (1)	4,288	(1,890)
Tax (expense) benefit	(1,068)	471
Net	3,220	(1,419)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	2,815	(774)
Tax (expense) benefit	(701)	193
Net	2,114	(581)
Other comprehensive income (loss) changes	$2,997,612	$(895,098)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of March 31, 2025:

	Beginning Balance December 31, 2024	Change for the period	Ending Balance March 31, 2025
Unrealized gains (losses) on fixed maturity securities available for sale	$(6,941,915)	$2,992,278	$(3,949,637)
Unrealized gains (losses) on restricted assets (1)	(4,126)	3,220	(906)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(5,225)	2,114	(3,111)
Other comprehensive income (loss)	$(6,951,266)	$2,997,612	$(3,953,654)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2024:

	Beginning Balance December 31, 2023	Change for the period	Ending Balance December 31, 2024
Unrealized losses on fixed maturity securities available for sale	$(6,876,629)	$(65,286)	$(6,941,915)
Unrealized gains (losses) on restricted assets (1)	(4,757)	631	(4,126)
Unrealized losses on cemetery perpetual care trust investments (1)	(4,172)	(1,053)	(5,225)
Other comprehensive loss	$(6,885,558)	$(65,708)	$(6,951,266)

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

The following table shows the condensed financial results of the insurance operations for the three month periods ended March 31, 2025 and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2025	2024	% Increase (Decrease)
Revenues from external customers:
Insurance premiums	$29,780	$29,852	0%
Net investment income	18,631	18,612	0%
Gains on investments and other assets	291	1,088	(73)%
Other revenues	585	418	40%
Intersegment revenues	1,320	1,380	(4)%
Total segment revenues	$50,607	$51,350	(1)%
Segment net earnings	$4,146	$6,712	(38)%

Profitability for the three month period ended March 31, 2025 decreased due to (a) a $2,536,000 increase in selling, general and administrative expenses, (b) a $798,000 decrease in gains on investments and other assets, (c) a $332,000 increase in death benefits, (d) a $73,000 decrease in insurance premiums and other considerations, (e) a $60,000 decrease in intersegment revenue, and (f) a $13,000 increase in amortization of deferred policy acquisition costs, which were partially offset by (i) a $636,000 decrease in income tax expense, (ii) a $358,000 decrease in future policy benefits, (iii) a $168,000 increase in other revenues, (iv) a $26,000 decrease in intersegment expenses, (v) a $25,000 decrease in interest expense, (vi) a $19,000 increase in net investment income, and (vii) a $14,000 decrease in surrenders and other policy benefits.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its eleven mortuaries in Utah and four mortuaries in New Mexico. The Company also sells cemetery products and services through its five cemeteries in Utah, one cemetery in San Diego County, California, and one cemetery in Santa Fe, New Mexico. At-need product sales and services are recognized as revenue when the services are performed or when the products are delivered. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed. Recognition of revenue for cemetery land sales occurs when 10% of the purchase price is received.

The following table shows the condensed financial results of the cemetery and mortuary operations for the three month periods ended March 31, 2025 and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2025	2024	% Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$3,710	$3,534	5%
Mortuary revenues	3,590	3,414	5%
Net investment income	421	1,084	(61)%
Gains on investments and other assets	210	582	(64)%
Other revenues	188	173	9%
Interesegment revenues	84	85	(1)%
Total segment revenues	$8,203	$8,872	(8)%
Segment net earnings	$1,703	$2,267	(25)%

Profitability in the three month period ended March 31, 2025 decreased due to (a) a $663,000 decrease in net investment income, (b) a $372,000 decrease in gains on investments and other assets, (c) a $234,000 increase in selling, general and administrative expenses, and (d) a $1,000 decrease in intersegment revenues, which were partially offset by (i) a $252,000 decrease in income tax expense, (ii) a $176,000 increase in mortuary at-need sales, (iii) a $146,000 increase in cemetery pre-need sales, (iv) a $60,000 decrease in amortization of deferred policy acquisition costs, (v) a $30,000 increase in cemetery at-need sales, (vi) a $21,000 decrease in cost of goods and services sold, (vii) a $15,000 increase in other revenues, and (viii) a $6,000 decrease in intersegment expenses.

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

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 0.10% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

Mortgage rates have followed the US Treasury yields up in response to increased inflation. As expected, the rapid increase in mortgage rates has resulted in a decrease in loan originations classified as ‘refinance.’ Higher mortgage rates have also had a negative effect on loan originations classified as ‘purchases,’ although not as significant as those in the refinance classification.

For the three month periods ended March 31, 2025 and 2024, SecurityNational Mortgage originated 1,508 loans ($517,886,000 total volume) and 1,486 loans ($465,605,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three month periods ended March 31, 2025 and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2025	2024	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$16,955	$14,731	15%
Income from loan originations	6,738	6,840	(1)%
Change in fair value of loans held for sale	641	(301)	313%
Change in fair value of loan commitments	475	562	(15)%
Net investment income	150	250	(40)%
Gains (losses) on investments and other assets	86	(1)	8700%
Other revenues	289	349	(17)%
Intersegment revenues	122	147	(17)%
Total segment revenues	$25,456	$22,577	13%
Segment net loss	$(1,511)	$(1,504)	0%

Losses for the three month period ended March 31, 2025 increased due to (a) a $2,025,000 increase in commissions, (b) a $804,000 increase in personnel expenses, (c) a $332,000 increase in other expenses, (d) a $120,000 increase in advertising expenses, (e) a $117,000 increase in interest expense, (f) a $102,000 decrease in income from loan originations, (g) a $99,000 decrease in net investment income, (h) a $87,000 decrease in the fair value of loan commitments, (i) a $61,000 decrease in other revenues, (j) a $25,000 decrease in intersegment revenues, and (k) a $3,000 increase in depreciation on property and equipment, which were partially offset by (i) a $2,224,000 increase in secondary gains from investors, (ii) a $942,000 increase in the fair value of loans held for sale, (iii) a $404,000 decrease in rent and rent related expenses, (iv) a $87,000 increase in gains on investments and other assets, (v) a $53,000 decrease in intersegment expenses, (vi) a $34,000 decrease in costs related to funding mortgage loans, and (vii) a $24,000 increase in income tax benefit.

Consolidated Results of Operations

Three month period ended March 31, 2025, Compared to Three month period ended March 31, 2024

Total revenues increased by $1,552,000, or 1.9%, to $82,740,000 for the three month period ended March 31, 2025, from $81,188,000 for the comparable period in 2024. Contributing to this increase in total revenues was a $2,977,000 increase in mortgage fee income, a $352,000 increase in net mortuary and cemetery sales, and a $122,000 increase in other revenues, which were partially offset by a $1,083,000 decrease in gains on investments and other assets, a $744,000 decrease in net investment income, and a $72,000 decrease in insurance premiums and other considerations.

Mortgage fee income increased by $2,977,000, or 13.6%, to $24,809,000, for the three month period ended March 31, 2025, from $21,832,000 for the comparable period in 2024. This increase was primarily due to a $2,224,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market and a $942,000 increase in the fair value of loans held for sale, which were partially offset by a $102,000 decrease in loan fees and interest income net of an increase in the provision for loan loss reserve and an $87,000 decrease in the fair value of loan commitments.

Insurance premiums and other considerations decreased by $72,000, or 0.2%, to $29,780,000 for the three month period ended March 31, 2025, from $29,852,000 for the comparable period in 2024. This decrease was primarily due to a decrease of $350,000 in first year premiums, which was partially offset by an increase of $278,000 in renewal premiums.

Net investment income decreased by $744,000, or 3.7%, to $19,203,000 for the three month period ended March 31, 2025, from $19,947,000 for the comparable period in 2024. This decrease was primarily attributable to a $850,000 decrease in mortgage loan interest, a $555,000 decrease in real estate income, a $288,000 decrease in interest on cash and cash equivalents, a $57,000 decrease in policy loan interest, and a $37,000 decrease in other investment income, which were partially offset by a $656,000 increase in insurance assignment income, a $261,000 increase in fixed maturity securities income, a $102,000 decrease in investment expenses, and a $24,000 increase in equity securities income.

Net mortuary and cemetery sales increased by $352,000, or 5.1%, to $7,300,000 for the three month period ended March 31, 2025, from $6,948,000 for the comparable period in 2024. This increase was primarily due to a $146,000 increase in cemetery pre-need sales, a $176,000 increase in mortuary at-need sales, and a $30,000 increase in cemetery at-need sales.

Gains (losses) on investments and other assets decreased by $1,083,000 to $586,000 for the three month period ended March 31, 2025, from $1,669,000 for the comparable period in 2024. This decrease in gains on investments and other assets was primarily due to a $1,094,000 decrease in gains on equity securities, primarily attributable to decreases in the fair value of these equity securities, a $103,000 decrease in gains on other assets, and a $31,000 decrease in gains on fixed maturity securities, which were partially offset by a $145,000 increase in gains on real estate.

Other revenues increased by $122,000, or 13.0%, to $1,062,000 for the three month period ended March 31, 2025, from $940,000 for the comparable period in 2024. This increase was primarily due to an increase of $147,000 in other miscellaneous revenues and a decrease of $25,000 in servicing fee revenue due to a decrease in the retention of mortgage servicing rights.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $40,000 or 0.2%, to $26,235,000 for the three month period ended March 31, 2025, from $26,275,000 for the comparable period in 2024. This decrease was primarily the result of a $358,000 decrease in future policy benefits and a $14,000 decrease in surrender and other policy benefits which were partially offset by a $332,000 increase in death benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $47,000, or 1.0%, to $4,697,000 for the three month period ended March 31, 2025, from $4,744,000 for the comparable period in 2024. This decrease was primarily due to increased payment consistency from premium-paying products.

Selling, general and administrative expenses increased by $5,616,000, or 14.7%, to $43,864,000 for the three month period ended March 31, 2025, from $38,248,000 for the comparable period in 2024. This increase was primarily the result of a $2,457,000 increase in commissions, a $2,327,000 increase in personnel expenses, a $1,115,000 increase in other expenses, a $136,000 increase in advertising expense, and a $28,000 increase in depreciation on property and equipment, which were partially offset by a $413,000 decrease in rent and rent related expenses and a $34,000 decrease in costs related to funding mortgage loans.

Interest expense increased by $92,000, or 9.0%, to $1,119,000 for the three month period ended March 31, 2025, from $1,027,000 for the comparable period in 2024. This increase was primarily due to an increase of $117,000 in interest expense on mortgage warehouse lines of credit for loans held for sale, which was partially offset by a decrease of $25,000 in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries decreased by $21,000, or 1.6%, to $1,253,000 for the three month period ended March 31, 2025, from $1,274,000 for the comparable period in 2024. This decrease was primarily due to a decrease of $40,000 in at-need sales, which was partially offset by an increase of $19,000 in pre-need sales.

In summary total benefits and expenses were $77,169,000, or 93.3% of total revenues, for the three month period ended March 31, 2025, as compared to $71,569,000, or 88.2% of total revenues, for the comparable period in 2024.

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

As of March 31, 2025, the Company’s subsidiary SecurityNational Mortgage was in compliance with all covenants under its warehouse lines of credit. The Company has also performed an analysis of the funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During the three month periods ended March 31, 2025 and 2024, the Company’s operations provided cash of approximately $9,586,000 and of approximately $25,077,000, respectively. The decrease in cash provided by operations was due primarily to the decrease in net earnings and in loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $353,780,000 (at estimated fair value) and $348,774,000 (at estimated fair value) as of March 31, 2025 and December 31, 2024, respectively. This represented 35.5% and 38.0% of the total investments of the Company as of March 31, 2025 and December 31, 2024, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for the rating of bonds. As of March 31, 2025, 1.8% (or $6,473,000) and as of December 31, 2024, 2.4% (or $8,431,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of March 31, 2025 and December 31, 2024, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $469,317,000 as of March 31, 2025, as compared to $445,758,000 as of December 31, 2024. This increase was primarily due to an increase of $7,711,000 in stockholders’ equity and an increase of $16,083,000 in bank loans and other loans payable. Stockholders’ equity as a percent of total capitalization was 73.8% and 76.1% as of March 31, 2025 and December 31, 2024, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2024 was 7.0% as compared to a lapse rate of 4.4% for 2023. The 2025 lapse rate to date has been approximately the same as 2024.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was approximately $121,485,000 and $120,216,000 as of March 31, 2025, and December 31, 2024, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2025, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On April 22, 2025 the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock. Purchases commenced April 23, 2025. The agreement is subject to the daily time, price and volume conditions of Rule 10b-18. The agreement will expire on December 31, 2025. No share repurchases were made by or on behalf of the Company during the three months ended March 31, 2025.

The following table shows the Company’s repurchase activity during the three-month period ended March 31, 2025 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
1/1/2025-1/31/2025	-	$-	-	194,612
2/1/2025-2/28/2025	-	-	-	194,612
3/1/2025-3/31/2025	-	-	-	194,612

Total	-	$-	-	194,612

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Disclosure of Trading Arrangements

During the three months ended March 31, 2025, no Section 16 officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: May 15, 2025	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

