Form 10-Q
period 2025-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2025-08-14
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No☒

As of August 8, 2025, the registrant had 22,394,866 shares of Class A Common Stock, $2.00 par value, outstanding and 3,587,616 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2025

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Part I - Financial Information

Item 1. Financial Statements.

Assets	June 30, 2025	December 31, 2024
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $393,340,165 and $376,012,071 for 2025 and 2024, respectively; net of allowance for credit losses of $486,986 and $420,993 for 2025 and 2024, respectively)	$390,441,720	$366,546,129
Equity securities at estimated fair value (cost of $11,657,063 and $11,386,454 for 2025 and 2024, respectively)	16,556,531	15,771,681
Mortgage loans held for investment (net of allowance for credit losses of $2,640,744 and $1,885,390 for 2025 and 2024, respectively)	324,403,996	301,747,358
Real estate held for investment (net of accumulated depreciation of $34,288,777 and $31,419,539 for 2025 and 2024, respectively)	213,045,016	197,693,338
Real estate held for sale	3,093,040	1,278,033
Other investments and policy loans (net of allowance for credit losses of $1,481,032 and $1,536,926 for 2025 and 2024, respectively)	85,691,489	74,855,041
Accrued investment income	9,659,711	8,499,168
Total investments	1,042,891,503	966,390,748
Cash and cash equivalents	79,317,770	140,546,421
Loans held for sale at estimated fair value	165,876,119	131,181,148
Receivables (net of allowance for credit losses of $1,491,043 and $1,678,531 for 2025 and 2024, respectively)	15,468,678	15,858,743
Restricted assets (including $13,778,778 and $12,323,535 for 2025 and 2024 respectively, at estimated fair value)	29,461,821	23,806,836
Cemetery perpetual care trust investments (including $6,043,952 and $5,689,706 for 2025 and 2024, respectively, at estimated fair value)	9,282,641	8,836,503
Receivable from reinsurers	13,743,832	13,831,093
Cemetery land and improvements	10,494,356	10,594,632
Deferred policy and pre-need contract acquisition costs	123,153,276	122,661,298
Mortgage servicing rights, net	2,714,310	2,939,878
Property and equipment, net	18,653,288	19,047,688
Value of business acquired	6,965,527	7,491,600
Goodwill	5,253,783	5,253,783
Other	20,701,203	21,366,843

Total Assets	$1,543,978,107	$1,489,807,214

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30, 2025	December 31, 2024
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$959,492,863	$944,811,843
Unearned premium reserve	1,912,897	2,011,679
Bank and other loans payable	122,931,941	106,740,104
Deferred pre-need cemetery and mortuary contract revenues	21,589,242	20,168,405
Cemetery perpetual care obligation	5,788,630	5,642,693
Accounts payable	6,232,317	2,937,293
Other liabilities and accrued expenses	55,982,263	55,633,661
Income taxes	15,293,236	13,079,257
Total liabilities	1,189,223,389	1,151,024,935

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 22,391,637 shares issued and outstanding as of June 30, 2025 and 22,321,422 (1) shares issued and outstanding as of December 31, 2024	44,783,274	42,510,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,587,614 shares issued and outstanding as of June 30, 2025 and 3,492,672 (1) shares issued and outstanding as of December 31, 2024	7,175,228	6,643,666
Additional paid-in capital	89,068,179	79,698,367
Accumulated other comprehensive loss, net of taxes	(1,830,143)	(6,951,266)
Retained earnings	225,043,793	225,359,186
Treasury stock at cost - 1,161,072 Class A shares and 104,604 Class C shares as of June 30, 2025; and 1,081,281 (1) Class A shares and 104,604 (1) Class C shares as of December 31, 2024	(9,485,613)	(8,477,686)

Total stockholders’ equity	354,754,718	338,782,279

Total Liabilities and Stockholders’ Equity	$1,543,978,107	$1,489,807,214

(1)	Issued and outstanding shares have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Mortgage fee income	$29,485,104	$29,619,516	$54,294,345	$51,451,186
Insurance premiums and other considerations	30,185,854	29,960,558	59,965,379	59,812,651
Net investment income	20,580,988	18,044,808	39,783,612	37,991,376
Net mortuary and cemetery sales	7,257,717	7,768,947	14,557,938	14,717,438
Gains (losses) on investments and other assets	1,142,707	(377,239)	1,728,728	1,292,187
Other	888,779	774,746	1,950,870	1,714,696
Total revenues	89,541,149	85,791,336	172,280,872	166,979,534

Benefits and expenses:
Death benefits	15,021,638	14,070,165	31,067,103	29,783,918
Surrenders and other policy benefits	1,231,654	1,042,940	2,433,209	2,258,733
Increase in future policy benefits	8,800,130	9,212,937	17,788,187	18,558,824
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,737,675	4,301,389	10,434,210	9,045,302
Selling, general and administrative expenses:
Commissions	13,465,338	13,452,841	23,903,719	21,434,058
Personnel	22,171,345	20,802,576	44,353,753	40,657,711
Advertising	940,448	786,217	1,764,393	1,473,872
Rent and rent related	937,139	1,297,239	1,925,750	2,698,716
Depreciation on property and equipment	599,018	592,899	1,214,153	1,180,348
Costs related to funding mortgage loans	1,891,789	1,533,881	3,307,041	2,982,976
Other	7,955,635	6,999,384	15,356,322	13,285,294
Interest expense	1,293,438	1,073,816	2,412,966	2,101,290
Cost of goods and services sold-mortuaries and cemeteries	1,159,283	1,235,459	2,412,553	2,509,588
Total benefits and expenses	81,204,530	76,401,743	158,373,359	147,970,630
Earnings before income taxes	8,336,619	9,389,593	13,907,513	19,008,904
Income tax expense	(1,830,264)	(2,118,044)	(3,062,866)	(4,262,833)

Net earnings	$6,506,355	$7,271,549	$10,844,647	$14,746,071

Net earnings per Class A Equivalent common share (1)	$0.26	$0.30	$0.44	$0.60

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.25	$0.29	$0.42	$0.59

Weighted-average Class A equivalent common shares outstanding (1)	24,767,601	24,474,232	24,733,733	24,490,545

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	25,529,061	25,079,560	25,623,228	25,186,838

(1)	Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$6,506,355	$7,271,549	$10,844,647	$14,746,071
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	$2,693,245	(650,489)	$6,481,974	(1,782,140)
Unrealized losses on restricted assets (1)	(4,819)	(1,694)	(532)	(3,583)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(1,150)	(1,052)	1,665	(1,825)
Other comprehensive income (loss), before income tax	2,687,276	(653,235)	6,483,107	(1,787,548)
Income tax (expense) benefit	(563,765)	136,106	(1,361,984)	375,321
Other comprehensive income (loss), net of income tax	2,123,511	(517,129)	5,121,123	(1,412,227)
Comprehensive income	$8,629,866	$6,754,420	$15,965,770	$13,333,844

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2025
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2024	$42,510,012	$6,643,666	$79,698,367	$(6,951,266)	$225,359,186	$(8,477,686)	$338,782,279

Net earnings	-	-	-	-	4,338,292	-	4,338,292
Other comprehensive income	-	-	-	2,997,612	-	-	2,997,612
Stock-based compensation expense	-	-	309,260	-	-	-	309,260
Exercise of stock options	132,546	190,674	(92,965)	-	-	(149,009)	81,246
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	90,895	-	-	136,367	227,262
Purchase of treasury stock	-	-	-	-	-	(242,265)	(242,265)
March 31, 2025	$42,643,478	$6,834,340	$80,004,637	$(3,953,654)	$229,697,478	$(8,732,593)	$346,493,686

Net earnings	-	-	-	-	6,506,355	-	6,506,355
Other comprehensive income	-	-	-	2,123,511	-	-	2,123,511
Stock-based compensation expense	-	-	320,379	-	-	-	320,379
Vesting of restricted stock units	6,174	-	(6,174)	-	-	-	-
Sale of treasury stock	-	-	63,807	-	-	208,399	272,206
Purchase of treasury stock	-	-	-	-	-	(961,419)	(961,419)
Conversion Class C to Class A	790	(790)	-	-	-	-	-
Stock dividends	2,132,832	341,678	8,685,530	-	(11,160,040)	-	-
June 30, 2025	$44,783,274	$7,175,228	$89,068,179	$(1,830,143)	$225,043,793	$(9,485,613)	$354,754,718

	Six Months Ended June 30, 2024
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2023	$40,096,004	$5,943,708	$72,424,429	$(6,885,558)	$206,978,373	$(5,661,737)	$312,895,219

Net earnings	-	-	-	-	7,474,522	-	7,474,522
Other comprehensive loss	-	-	-	(895,098)	-	-	(895,098)
Stock-based compensation expense	-	-	199,887	-	-	-	199,887
Vesting of restricted stock units	810	-	(810)	-	-	-	-
Sale of treasury stock	-	-	103,788	-	-	366,733	470,521
Purchase of treasury stock	-	-	-	-	-	(41,077)	(41,077)
Conversion Class C to Class A	348	(348)	-	-	-	-	-
March 31, 2024	$40,097,162	$5,943,360	$72,727,294	$(7,780,656)	$214,452,895	$(5,336,081)	$320,103,974

Net earnings	-	-	-	-	7,271,549	-	7,271,549
Other comprehensive loss	-	-	-	(517,129)	-	-	(517,129)
Stock-based compensation expense	-	-	184,066	-	-	-	184,066
Exercise of stock options	64,164	-	(17,982)	-	-	-	46,182
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	13,201	-	-	252,208	265,409
Purchase of treasury stock	-	-	-	-	-	(1,588,058)	(1,588,058)
Conversion Class C to Class A	184	(184)	-	-	-	-	-
Stock dividends	2,009,442	297,156	5,847,226	-	(8,153,824)	-	-
June 30, 2024	$42,171,872	$6,240,332	$78,752,885	$(8,297,785)	$213,570,620	$(6,671,931)	$325,765,993

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net cash provided by operating activities	$1,904,880	$8,104,137

Cash flows from investing activities:
Purchases of fixed maturity securities	(54,885,176)	(34,437,326)
Sales, calls and maturities of fixed maturity securities	36,743,084	65,265,141
Purchases of equity securities	(1,602,500)	(2,658,514)
Sales of equity securities	1,529,484	1,996,963
Purchases of restricted assets	(2,397,575)	(1,116,336)
Sales, calls and maturities of restricted assets	1,330,555	483,871
Purchases of cemetery perpetual care trust investments	(144,567)	(49,443)
Sales, calls and maturities of perpetual care trust investments	955,014	122,773
Mortgage loans held for investment, other investments and policy loans made	(446,677,580)	(364,394,871)
Payments received for mortgage loans held for investment, other investments and policy loans	412,639,393	352,904,166
Purchases of property and equipment	(884,076)	(423,139)
Sales of property and equipment	1,200	377,521
Purchases of real estate	(38,492,419)	(27,823,031)
Sales of real estate	19,442,304	23,136,542
Net cash provided by (used in) investing activities	(72,442,859)	13,384,317

Cash flows from financing activities:
Investment contract receipts	6,230,904	6,775,570
Investment contract withdrawals	(8,421,749)	(7,864,720)
Proceeds from stock options exercised	81,246	46,182
Purchases of treasury stock	(1,203,684)	(1,629,135)
Repayment of bank loans	(18,012,268)	(939,619)
Proceeds from bank loans	32,000,000	-
Net change in warehouse line borrowings for loans held for sale	2,164,373	(1,114,584)
Net cash provided by (used in) financing activities	12,838,822	(4,726,306)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(57,699,157)	16,762,148

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	150,102,620	139,923,399

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$92,403,463	$156,685,547

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,422,711	$2,107,045
Income taxes (net of refunds)	2,228,099	3,024,742

Non Cash Operating, Investing and Financing Activities:
Transfer from fixed maturity securities available for sale to other investments	$1,185,603	$-
Right-of-use assets obtained in exchange for operating lease liabilities	1,069,880	1,130,610
Benefit plans funded with treasury stock	499,468	735,930
Loans held for sale foreclosed into real estate held for sale	380,000	858,977
Transfer of loans held for sale to mortgage loans held for investment	828,063	1,867,552

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows are presented in the table below:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$79,317,770	$143,632,984
Restricted assets	12,680,488	11,849,488
Cemetery perpetual care trust investments	405,205	1,203,075

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$92,403,463	$156,685,547

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

June 30, 2025 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments

The Company’s investments as of June 30, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$77,652,340	$888,144	$(247,044)	$-	$78,293,440

Obligations of states and political subdivisions	3,550,803	15,484	(213,175)	-	3,353,112

Corporate securities including public utilities	284,854,952	5,161,683	(4,397,245)	(474,937)	285,144,453

Mortgage-backed securities	26,532,070	119,743	(3,743,849)	(12,049)	22,895,915

Redeemable preferred stock	750,000	4,800	-	-	754,800

Total fixed maturity securities available for sale	$393,340,165	$6,189,854	$(8,601,313)	$(486,986)	$390,441,720

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,657,063	$5,506,182	$(606,714)		$16,556,531

Total equity securities at estimated fair value	$11,657,063	$5,506,182	$(606,714)		$16,556,531

Mortgage loans held for investment at amortized cost:
Residential	$92,656,929
Residential construction	165,707,402
Commercial	71,180,249
Less: Unamortized deferred loan fees, net	(2,230,234)
Less: Allowance for credit losses	(2,640,744)
Less: Net discounts	(269,606)

Total mortgage loans held for investment	$324,403,996

Real estate held for investment - net of accumulated depreciation:
Residential	$88,976,901
Commercial	124,068,115

Total real estate held for investment	$213,045,016

Real estate held for sale:
Residential	$2,941,487
Commercial	151,553

Total real estate held for sale	$3,093,040

Other investments and policy loans at amortized cost:
Policy loans	$14,208,030
Insurance assignments	45,161,992
Federal Home Loan Bank stock (2)	1,324,800
Other investments	26,477,699
Less: Allowance for credit losses for insurance assignments	(1,481,032)

Total other investments and policy loans	$85,691,489

Accrued investment income	$9,659,711

Total investments	$1,042,891,503

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $581,600 of Membership stock and $743,200 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

The Company’s investments as of December 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$74,680,606	$327,618	$(486,976)	$-	$74,521,248

Obligations of states and political subdivisions	6,416,751	1,762	(290,448)	-	6,128,065

Corporate securities including public utilities	262,954,278	2,444,842	(6,922,871)	(408,944)	258,067,305

Mortgage-backed securities	31,710,436	125,764	(4,244,640)	(12,049)	27,579,511

Redeemable preferred stock	250,000	-	-	-	250,000

Total fixed maturity securities available for sale	$376,012,071	$2,899,986	$(11,944,935)	$(420,993)	$366,546,129

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,386,454	$4,976,567	$(591,340)		$15,771,681

Total equity securities at estimated fair value	$11,386,454	$4,976,567	$(591,340)		$15,771,681

Mortgage loans held for investment at amortized cost:
Residential	$92,061,787
Residential construction	151,172,733
Commercial	62,753,085
Less: Unamortized deferred loan fees, net	(2,082,241)
Less: Allowance for credit losses	(1,885,390)
Less: Net discounts	(272,616)

Total mortgage loans held for investment	$301,747,358

Real estate held for investment - net of accumulated depreciation:
Residential	$71,618,410
Commercial	126,074,928

Total real estate held for investment	$197,693,338

Real estate held for sale:
Residential	$1,126,480
Commercial	151,553

Total real estate held for sale	$1,278,033

Other investments and policy loans at amortized cost:
Policy loans	$14,019,248
Insurance assignments	48,493,858
Federal Home Loan Bank stock (2)	2,404,900
Other investments	11,473,961
Less: Allowance for credit losses for insurance assignments	(1,536,926)

Total policy loans and other investments	$74,855,041

Accrued investment income	$8,499,168

Total investments	$966,390,748

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $553,900 of Membership stock and $1,851,000 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

There were no investments in fixed maturity securities or equity securities, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of June 30, 2025, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2025 and December 31, 2024. The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
June 30, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$26,314	$11,809,789	$220,730	$10,858,448	$247,044	$22,668,237
Obligations of states and political subdivisions	5,234	194,766	207,941	2,209,174	213,175	2,403,940
Corporate securities	572,966	38,970,717	3,824,279	71,639,210	4,397,245	110,609,927
Mortgage-backed securities	5,410	638,290	3,738,439	18,084,388	3,743,849	18,722,678
Totals	$609,924	$51,613,562	$7,991,389	$102,791,220	$8,601,313	$154,404,782

December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$8,737	$986,365	$478,239	$22,110,495	$486,976	$23,096,860
Obligations of states and political subdivisions	15,003	2,167,918	275,445	3,008,385	290,448	5,176,303
Corporate securities including public utilities	1,888,022	93,562,219	5,034,849	77,975,776	6,922,871	171,537,995
Mortgage-backed securities	32,150	2,915,192	4,212,490	19,041,442	4,244,640	21,956,634
Totals	$1,943,912	$99,631,694	$10,001,023	$122,136,098	$11,944,935	$221,767,792

Relevant holdings were comprised of 477 securities with fair values aggregating 94.7% of the aggregate amortized cost as of June 30, 2025, compared to 706 securities with fair values aggregating 94.9% of the aggregate amortized cost as of December 31, 2024. A credit loss release of $20,313 and of $16,289 have been recognized for the three month periods ended June 30, 2025 and 2024, respectively. A credit loss provision of $65,993 and of $79,711 have been recognized for the six month periods ended June 30, 2025 and 2024, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

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

June 30, 2025 (Unaudited)

3)	Investments (Continued)

Credit Quality Indicators

Based on the NAIC securities designations, the Company had 98.1% and 97.7% of its fixed maturity securities rated investment grade as of June 30, 2025 and December 31, 2024, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	June 30, 2025		December 31, 2024
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$201,287,345	$199,440,878	$188,386,980	$183,460,027
2	183,343,661	182,932,186	178,060,265	174,405,442
3	6,718,721	6,289,774	7,961,422	7,342,220
4	530,927	521,810	649,592	600,459
5	708,496	502,272	702,643	487,981
6	1,015	-	1,169	-
Total	$392,590,165	$389,686,920	$375,762,071	$366,296,129

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the three month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - March 31, 2025	$-	$-	$495,251	$12,049	$507,300

Additions for credit losses not previously recorded	-	-	-	-	-
Change in allowance on securities with previous allowance	-	-	(20,444)	-	(20,444)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	130	-	130

Ending Balance - June 30, 2025	$-	$-	$474,937	$12,049	$486,986

	Three Months Ended June 30, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - March 31, 2024	$-	$-	$398,500	$12,049	$410,549

Additions for credit losses not previously recorded	-	-	-	-	-
Change in allowance on securities with previous allowance	-	-	(16,289)	-	(16,289)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2024	$-	$-	$382,211	$12,049	$394,260

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the six month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

Additions for credit losses not previously recorded	-	-	72,000	-	72,000
Change in allowance on securities with previous allowance	-	-	(6,007)	-	(6,007)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2025	$-	$-	$474,937	$12,049	$486,986

	Six Months Ended June 30, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - December 31, 2023	$-	$-	$308,500	$6,049	$314,549

Additions for credit losses not previously recorded	-	-	30,000	6,000	36,000
Change in allowance on securities with previous allowance	-	-	43,711	-	43,711
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2024	$-	$-	$382,211	$12,049	$394,260

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of June 30, 2025, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay its obligations.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$13,289,170	$13,145,351
Due in 2-5 years	136,097,256	136,429,699
Due in 5-10 years	131,592,054	133,912,390
Due in more than 10 years	85,079,615	83,303,565
Mortgage-backed securities	26,532,070	22,895,915
Redeemable preferred stock	750,000	754,800
Total	$393,340,165	$390,441,720

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$15,172	$427,253	$2,764,641	$607,242
Gross realized gains	-	24,031	526	24,334
Gross realized losses	(711)	(36,646)	(542)	(37,499)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of June 30, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$7,469,005	$6,126,589
Other investments	424,543	400,000
Cash and cash equivalents	1,526,397	1,444,654
Total assets on deposit	$9,419,945	$7,971,243

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of June 30, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$25,814,271	$25,309,270
Cash and cash equivalents	4,766,926	4,417,683
Total assets on deposit	$30,581,197	$29,726,953

The Company is a member of the Federal Home Loan Bank of Des Moines and Dallas (“FHLB”). Assets pledged as collateral with the FHLB are presented below. These pledged securities are used as collateral for any FHLB cash advances. As of June 30, 2025, the Company owed $15,000,000 to the FHLB for advances. The Company received $32,000,000 in advances and repaid $17,000,000 of these advances during the second quarter of 2025.

	As of June 30, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$62,848,520	$63,800,454

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

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

The aggregate net book value of commercial real estate serving as collateral for bank loans was $117,337,770 and $119,889,846 as of June 30, 2025 and December 31, 2024, respectively. The associated bank loan carrying values totaled $95,074,196 and $96,007,488 as of June 30, 2025 and December 31, 2024, respectively.

During the three and six month periods ended June 30, 2025 and 2024, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended June 30, 2025 and 2024, the Company recorded depreciation expense on commercial real estate held for investment of $1,432,921 and $1,418,301, respectively, and of $2,854,937 and $2,946,094 during the six month periods ended June 30, 2025 and 2024, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Utah (1)	$124,049,860	$126,056,342	546,941	546,941
Louisiana	18,255	18,586	1,622	1,622

	$124,068,115	$126,074,928	548,563	548,563

(1)	Includes Center53

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2025	December 31, 2024
Mississippi (1)	$151,553	$151,553

	$151,553	$151,553

(1)	Consists of approximately 93 acres of undeveloped land

Commercial Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of June 30, 2025, real estate owned and occupied by the Company is summarized as follows:

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

During the three and six month periods ended June 30, 2025 and 2024 the Company did not record any impairment losses on residential real estate held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three month periods ended June 30, 2025 and 2024, the Company recorded depreciation expense on residential real estate held for investment of $2,732 and $2,653, respectively, and $5,408 and $5,305 during the six month periods ended June 30, 2025 and 2024, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2025	December 31, 2024
Utah (1)	$88,976,901	$71,618,410
	$88,976,901	$71,618,410

(1)	Includes multiple residential subdivision development projects, refer to the following tables.

The Company also invests in residential subdivision developments. The following table presents additional information regarding the Company’s residential subdivision development projects in Utah:

	June 30, 2025	December 31, 2024
Lots developed	246	231
Lots to be developed	1,163	1,046
Book Value	$88,807,255	$71,443,356

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2025	December 31, 2024
Utah	$2,561,487 (1)	$849,900
Florida	-	276,580
Georgia	380,000	-
	$2,941,487	$1,126,480

(1)	Includes a residential subdivision development project for $2,106,487

The net book value of foreclosed residential real estate included in residential real estate held for sale was $835,000 and $1,126,480 as of June 30, 2025 and December 31, 2024, respectively.

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages and are generally classified in three distinct group: Commercial, Residential and Residential Construction. These mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from nine months to 30 years and have amortization periods of 0 to 30 years.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of June 30, 2025, the Company had 57%, 8%, 6%, 5%, 4% and 4%, of its mortgage loans from borrowers located in the states of Utah, Florida, Arizona, California, Texas, and Hawaii, respectively. As of December 31, 2024, the Company had 56%, 8%, 9% and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, Arizona, and Texas, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $343,000 and $244,000 as of June 30, 2025 and December 31, 2024, respectively.

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

June 30, 2025 (Unaudited)

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

The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 85% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months. The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of June 30, 2025, the Company’s commitments were approximately $220,679,000 for these loans, of which $168,666,015 had been drawn.

Residential construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and for subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - March 31, 2025	$1,021,730	$647,107	$339,755	$2,008,592
Change in provision for credit losses (1)	157,537	482,785	(8,170)	632,152
Charge-offs	-	-	-	-
Ending balance - June 30, 2025	$1,179,267	$1,129,892	$331,585	$2,640,744

Beginning balance - March 31, 2024	$859,622	$1,862,495	$199,497	$2,921,614
Change in provision for credit losses (1)	(10,299)	(83,109)	25,646	(67,762)
Charge-offs	-	-	-	-
Ending balance - June 30, 2024	$849,323	$1,779,386	$225,143	$2,853,852

	Six Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390
Change in provision for credit losses (1)	446,773	279,342	29,239	755,354
Charge-offs	-	-	-	-
Ending balance - June 30, 2025	$1,179,267	$1,129,892	$331,585	$2,640,744

Beginning balance - December 31, 2023	$1,219,653	$2,390,894	$208,106	$3,818,653
Change in provision for credit losses (1)	(370,330)	(611,508)	17,037	(964,801)
Charge-offs	-	-	-	-
Ending balance - June 30, 2024	$849,323	$1,779,386	$225,143	$2,853,852

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
June 30, 2025
30-59 days past due	$480,796	$4,222,720	$-	$4,703,516
60-89 days past due	-	797,124	-	797,124
Over 90 days past due (1)	3,196,505	3,364,794	-	6,561,299
In process of foreclosure (1)	191,508	2,189,399	-	2,380,907
Total past due	3,868,809	10,574,037	-	14,442,846
Current	67,311,440	82,082,892	165,707,402	315,101,734
Total mortgage loans	71,180,249	92,656,929	165,707,402	329,544,580
Allowance for credit losses	(1,179,267)	(1,129,892)	(331,585)	(2,640,744)
Unamortized deferred loan fees, net	(258,313)	(1,275,782)	(696,139)	(2,230,234)
Unamortized discounts, net	(149,195)	(120,411)	-	(269,606)
Net mortgage loans held for investment	$69,593,474	$90,130,844	$164,679,678	$324,403,996

December 31, 2024
30-59 days past due	$2,100,000	$5,818,334	$-	$7,918,334
60-89 days past due	-	845,980	-	845,980
Over 90 days past due (1)	4,205,000	3,061,450	-	7,266,450
In process of foreclosure (1)	191,508	3,942,392	-	4,133,900
Total past due	6,496,508	13,668,156	-	20,164,664
Current	56,256,577	78,393,631	151,172,733	285,822,941
Total mortgage loans	62,753,085	92,061,787	151,172,733	305,987,605
Allowance for credit losses	(732,494)	(850,550)	(302,346)	(1,885,390)
Unamortized deferred loan fees, net	(115,555)	(1,307,539)	(659,147)	(2,082,241)
Unamortized discounts, net	(149,268)	(123,348)	-	(272,616)
Net mortgage loans held for investment	$61,755,768	$89,780,350	$150,211,240	$301,747,358

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total	% of Total
LTV:
Less than 65%	$17,393,534	$3,893,127	$15,600,000	$462,761	$837,745	$8,576,170	$46,763,337	65.70%
65% to 80%	10,923,292	10,432,942	1,840,776	823,397	-	-	24,020,407	33.75%
Greater than 80%	-	-	-	-	396,505	-	396,505	0.56%

Total	$28,316,826	$14,326,069	$17,440,776	$1,286,158	$1,234,250	$8,576,170	$71,180,249	100.00%

DSCR
>1.20x	$800,000	$13,893,127	$13,640,000	$-	$-	$5,348,121	$33,681,248	47.32%
1.00x - 1.20x	27,516,826	432,942	3,800,776	1,286,158	1,234,250	3,228,049	37,499,001	52.68%
<1.00x	-	-	-	-	-		-	0.00%

Total	$28,316,826	$14,326,069	$17,440,776	$1,286,158	$1,234,250	$8,576,170	$71,180,249	100.00%

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

June 30, 2025 (Unaudited)

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total	% of Total
Performance Indicators:
Performing	$7,487,073	$11,960,453	$11,323,978	$40,028,411	$2,906,955	$13,395,866	$87,102,736	94.01%
Non-performing (1)	547,079	553,091	1,932,504	1,050,561	-	1,470,958	5,554,193	5.99%

Total	$8,034,152	$12,513,544	$13,256,482	$41,078,972	$2,906,955	$14,866,824	$92,656,929	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $2,189,399

LTV:
Less than 65%	$4,375,611	$5,643,851	$4,748,950	$5,470,866	$1,342,891	$6,918,135	$28,500,304	30.76%
65% to 80%	3,219,478	6,057,761	7,634,155	34,527,759	1,564,064	6,810,313	59,813,530	64.55%
Greater than 80%	439,063	811,932	873,377	1,080,347	-	1,138,376	4,343,095	4.69%

Total	$8,034,152	$12,513,544	$13,256,482	$41,078,972	$2,906,955	$14,866,824	$92,656,929	100.00%

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

June 30, 2025 (Unaudited)

3)	Investments (Continued)

The Company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$71,979,788	$78,444,285	$10,507,327	$-	$4,776,002	$165,707,402	100.00%
Non-performing	-	-	-	-	-	-	0.00%

Total	$71,979,788	$78,444,285	$10,507,327	$-	$4,776,002	$165,707,402	100.00%

LTV:
Less than 65%	$16,441,043	$38,732,904	$10,507,327	$-	$4,776,002	$70,457,276	42.52%
65% to 80%	55,538,745	39,711,381	-	-	-	95,250,126	57.48%
Greater than 80%	-	-	-	-	-	-	0.00%

Total	$71,979,788	$78,444,285	$10,507,327	$-	$4,776,002	$165,707,402	100.00%

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

June 30, 2025 (Unaudited)

3)	Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of June 30, 2025	As of December 31, 2024
30-59 days past due	$8,039,317	$8,785,184
60-89 days past due	3,552,546	4,046,731
Over 90 days past due	5,151,594	5,320,216
Total past due	16,743,457	18,152,131
Current	28,418,535	30,341,727
Total insurance assignments	45,161,992	48,493,858
Allowance for credit losses	(1,481,032)	(1,536,926)
Net insurance assignments	$43,680,960	$46,956,932

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment moves to 90 days past due or legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time.

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - March 31, 2025	$1,517,783
Change in provision for credit losses (1)	257,253
Charge-offs	(294,004)
Ending balance - June 30, 2025	$1,481,032

Beginning balance - March 31, 2024	$1,587,525
Change in provision for credit losses (1)	242,046
Charge-offs	(294,247)
Ending balance - June 30, 2024	$1,535,324

Six Months Ended
Beginning balance - December 31, 2024	$1,536,926
Change in provision for credit losses (1)	551,051
Charge-offs	(606,945)
Ending balance - June 30, 2025	$1,481,032

Beginning balance - December 31, 2023	$1,553,836
Change in provision for credit losses (1)	492,613
Charge-offs	(511,125)
Ending balance - June 30, 2024	$1,535,324

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

Variable Interest Entities (“VIE”)

The Company has a 50% ownership interest in HHH Real Estate LLC (“HHH”), an entity that holds and develops single family lots for residential construction. In accordance with the HHH operating agreement, net profits or losses are allocated to the members in accordance with their ownership interests. The investment in HHH is accounted for under the equity method of accounting. HHH has not commenced its principal operations as of June 30, 2025. The carrying value of the equity investment in HHH was $11,163,125 and nil at June 30, 2025 and December 31, 2024, respectively, which is included in other investments and policy loans on the condensed consolidated balance sheets.

The Company has determined that HHH is a VIE for the following reasons: (1) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. (2) the General Manager directs the activities and legal operations that most significantly affect the entity’s economic performance and (3) the Company does not have majority voting rights and no power to unilaterally direct the activities of the entity, and therefore, is not the primary beneficiary. The Company’s exposure to loss because of its involvement with the equity method investee is limited to the carrying value of the Company’s investment of $11,163,125.

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturity securities:
Gross realized gains	$453	$24,031	$1,521	$24,334
Gross realized losses	30,029	(36,646)	(12,257)	(37,499)
Net credit loss provision	20,313	16,289	(65,993)	(79,711)

Equity securities:
Gains (losses) on securities sold	15,981	43,733	130,108	(17,370)
Unrealized gains on securities held at the end of the period	793,404	(424,455)	1,066,880	1,118,405

Real estate held for investment and sale:
Gross realized gains	202,389	38,890	596,915	288,852
Gross realized losses	-	-	-	(39,081)

Other assets:
Gross realized gains	81,867	-	88,392	35,486
Gross realized losses	(1,729)	(39,081)	(76,838)	(1,229)
Total	$1,142,707	$(377,239)	$1,728,728	$1,292,187

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $271,176 and $202,800 in net gains for the three month periods ended June 30, 2025 and 2024, respectively, and of $485,155 and $379,363 in net gains for the six month periods ended June 30, 2025 and 2024, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

3)	Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturity securities available for sale	$4,749,965	$4,345,704	$9,414,798	$8,749,262
Equity securities	247,633	176,448	440,263	344,596
Mortgage loans held for investment	12,457,357	7,021,559	20,421,897	15,835,595
Real estate held for investment and sale	2,872,566	3,285,019	5,832,278	6,800,080
Policy loans	235,758	189,131	480,363	490,398
Insurance assignments	5,138,214	4,886,015	10,870,365	9,962,563
Other investments	82,349	201,342	243,835	400,301
Cash and cash equivalents	953,618	1,715,910	2,356,252	3,406,867
Gross investment income	26,737,460	21,821,128	50,060,051	45,989,662
Investment expenses	(6,156,472)	(3,776,320)	(10,276,439)	(7,998,286)
Net investment income	$20,580,988	$18,044,808	$39,783,612	$37,991,376

Net investment income includes income earned from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $220,634 and $470,808 for the three month periods ended June 30, 2025 and 2024, respectively, and $367,472 and $1,404,359 for the six month periods ended June 30, 2025 and 2024, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of June 30, 2025	As of December 31, 2024
Fixed maturity securities available for sale	$4,149,857	$3,795,581
Equity securities	10,000	11,049
Mortgage loans held for investment	1,211,558	1,049,489
Real estate held for investment	4,229,979	3,559,463
Other investments	30,917	-
Cash and cash equivalents	27,400	83,586
Total accrued investment income	$9,659,711	$8,499,168

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

4)	Loans Held for Sale

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of June 30, 2025	As of December 31, 2024

Aggregate fair value	$165,876,119	$131,181,148
Unpaid principal balance	162,693,700	128,948,072
Unrealized gain	3,182,419	2,233,076

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loan fees	$6,709,062	$7,366,232	$11,963,152	$12,886,697
Interest income	2,366,245	2,263,915	4,033,679	3,746,735
Secondary gains	20,185,222	18,674,595	37,140,165	33,405,569
Change in fair value of loan commitments	132,404	429,823	606,944	991,601
Change in fair value of loans held for sale	308,074	1,197,075	949,342	896,185
Provision for loan loss reserve	(215,903)	(312,124)	(398,937)	(475,601)
Mortgage fee income	$29,485,104	$29,619,516	$54,294,345	$51,451,186

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

4)	Loans Held for Sale (Continued)

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of June 30, 2025	As of December 31, 2024
Balance, beginning of period	$696,626	$547,233
Provision on current loan originations (1)	398,937	932,154
Charge-offs, net of recaptured amounts	(422,258)	(782,761)
Balance, end of period	$673,305	$696,626

(1)	Included in mortgage fee income

The Company maintains reserves for estimated losses on current production volumes. For the six month period ended June 30, 2025, $398,937 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. For the six month period ended June 30, 2024, $475,601 in reserves that were added at a rate of 4.4 basis points per loan, the equivalent of $440 per $1,000,000 in loans originated. The Company monitors market data and trends and economic conditions (including forecasts), and uses its own experience to determine adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

5)	Stock Compensation Plans

The Company has equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan”).

Stock Options

Stock based compensation expense for stock options issued of $310,430 and $183,184 has been recognized for these plans for the three month periods ended June 30, 2025 and 2024, respectively, and $609,703 and $382,182 has been recognized for these plans for the six month periods ended June 30, 2025 and 2024, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of June 30, 2025, the total unrecognized compensation expense related to the options issued was $562,707 which is expected to be recognized over the remaining vesting period.

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

The activity of the stock option plans during the six month period ended June 30, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at December 31, 2024	646,594	$5.63	1,724,400	$6.87
Adjustment for the effect of stock dividends	27,898		80,571
Granted	24,000		-
Exercised	(112,735)		(113,023)
Cancelled	76		-
Outstanding at June 30, 2025	585,833	$5.93	1,691,948	$7.13

As of June 30, 2025:
Options exercisable	546,483	$5.48	1,526,948	$8.64

As of June 30, 2025:
Available options for future grant	2,156,404		678,550

Weighted average contractual term of options outstanding at June 30, 2025	5.30 years		6.39 years

Weighted average contractual term of options exercisable at June 30, 2025	4.99 years		6.11 years

Aggregated intrinsic value of options outstanding at June 30, 2025 (1)	$1,811,956		$3,200,152

Aggregated intrinsic value of options exercisable at June 30, 2025 (1)	$1,933,277		$3,780,038

(1)	The Company used a stock price of $9.02 as of June 30, 2025 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

5)	Stock Compensation Plans (Continued)

The activity of the stock option plans during the six month period ended June 30, 2024, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2023	833,570	$5.22	1,520,062	$5.86
Adjustment for the effect of stock dividends	38,724		76,005
Granted	16,500		-
Exercised	(45,671)		-
Cancelled	(16,538)		-
Outstanding at June 30, 2024	826,585	$5.09	1,596,067	$5.57

As of June 30, 2024:
Options exercisable	768,960	$4.89	1,443,567	$5.35

As of June 30, 2024:
Available options for future grant	38,564		556,238

Weighted average contractual term of options outstanding at June 30, 2024	5.05 years		6.00 years

Weighted average contractual term of options exercisable at June 30, 2024	4.72 years		5.75 years

Aggregated intrinsic value of options outstanding at June 30, 2024 (1)	$2,083,992		$3,255,564

Aggregated intrinsic value of options exercisable at June 30, 2024 (1)	$2,089,110		$3,264,864

(1)	The Company used a stock price of $7.61 as of June 30, 2024 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six month periods ended June 30, 2025 and 2024 was $1,357,776 and $142,210, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

5)	Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $9,949 and $882 has been recognized under these plans for the three month periods ended June 30, 2025 and 2024, respectively, and $19,936 and $1,771 has been recognized under these plans for the six month periods ended June 30, 2025 and 2024, and is included in personnel expenses on the condensed consolidated statements of earnings. The fair value of each RSU granted is determined by the Company’s stock price on the date of the grant. As of June 30, 2025, the total unrecognized compensation expense related to the RSUs issued was $17,362, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the six month period ended June 30, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	12,813	$12.90
Granted	-
Vested	(3,547)
Non-vested at June 30, 2025	9,266	$13.08

Available RSUs for future grant	504,187

Activity of the RSUs during the six month period ended June 30, 2024, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	2,245	$7.72
Granted	-
Vested	(865)
Non-vested at June 30, 2024	1,380	$7.99

Available RSUs for future grant	16,540

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

6)	Earnings Per Share

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net earnings	$6,506,355	$7,271,549	$10,844,647	$14,746,071
Denominator:
Basic weighted-average shares outstanding	24,767,601	24,474,232	24,733,733	24,490,545
Effect of dilutive securities:
Employee stock options	761,460	605,328	889,495	696,293
Diluted weighted-average shares outstanding	25,529,061	25,079,560	25,623,228	25,186,838

Basic net earnings per share	$0.26	$0.30	$0.44	$0.60

Diluted net earnings per share	$0.25	$0.29	$0.42	$0.59

For the six month periods ended June 30, 2025 and 2024, there were 416,539 and 143,456 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share amounts are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2024 (1)	22,321,422	3,492,672

Exercise of stock options	66,273	95,337
Vesting of restricted stock units	3,547	-
Conversion of Class C to Class A	395	(395)

Outstanding shares at June 30, 2025 (1)	22,391,637	3,587,614

Outstanding shares at December 31, 2023 (1)	22,119,299	3,291,271

Exercise of stock options	32,082	-
Vesting of restricted stock units	865	-
Conversion of Class C to Class A	266	(266)

Outstanding shares at June 30, 2024 (1)	22,152,512	3,291,005

(1)	Adjusted retroactively for the effect of annual stock dividends

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

7)	Business Segment Information (Continued)

	For the Three Months Ended June 30, 2025
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$30,185,854	$7,257,717	$29,485,104	$66,928,675
Net investment income	19,999,873	465,425	115,690	20,580,988
Gains (losses) on investments and other assets	873,261	271,176	(1,730)	1,142,707
Other revenues	465,668	146,243	276,868	888,779
Intersegment revenues	1,828,343	84,767	74,557	1,987,667
Total segment revenues	53,352,999	8,225,328	29,950,489	91,528,816

Elimination of intersegment revenues				(1,987,667)
Total consolidated revenues				89,541,149

Less:
Death benefits	15,021,638	-	-
Surrenders and other policy benefits	1,231,654	-	-
Increase in future policy benefits	8,800,130	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,584,263	153,412	-
Selling, general and administrative expenses:
Commissions	1,076,858	580,026	11,808,454
Personnel	8,397,298	2,673,778	11,100,269
Advertising	126,294	142,609	671,545
Rent and rent related	78,960	35,956	822,223
Depreciation on property and equipment	219,873	223,184	155,961
Cost related to funding mortgage loans	-	-	1,891,789
Data processing and IT related (1)	312,143	74,406	899,009
Premium taxes on insurance premiums and other considerations (1)	734,203	-	-
Other segment items (1)(2)	2,402,646	1,303,824	2,229,404
Intersegment expenses (3)	159,256	84,485	1,743,926
Interest expense	993,830	147	299,461
Costs of goods and services sold-mortuaries and cemeteries	-	1,159,283	-
Income tax expense (benefit)	1,811,081	429,866	(410,683)
Segment net earnings (loss)	6,402,872	1,364,352	(1,260,869)	6,506,355

Net earnings				$6,506,355

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

7)	Business Segment Information (Continued)

	For the Three Months Ended June 30, 2024
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$29,960,558	$7,768,947	$29,619,516	$67,349,021
Net investment income	17,184,071	574,957	285,780	18,044,808
Gains (losses) on investments and other assets	(210,594)	(202,810)	36,165	(377,239)
Other revenues	303,280	136,774	334,692	774,746
Intersegment revenues	1,905,973	84,767	144,989	2,135,729
Total segment revenues	49,143,288	8,362,635	30,421,142	87,927,065

Elimination of intersegment revenues				(2,135,729)
Total consolidated revenues				85,791,336

Less:
Death benefits	14,070,165	-	-
Surrenders and other policy benefits	1,042,940	-	-
Increase in future policy benefits	9,212,937	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,105,564	195,825	-
Selling, general and administrative expenses:
Commissions	1,457,231	546,821	11,448,789
Personnel	7,285,612	2,553,252	10,963,712
Advertising	115,381	150,937	519,899
Rent and rent related	123,067	39,148	1,135,024
Depreciation on property and equipment	225,182	208,727	158,990
Cost related to funding mortgage loans	-	-	1,533,881
Data processing and IT related (1)	216,829	54,186	852,711
Premium taxes on insurance premiums and other considerations (1)	759,265	-	-
Other segment items (1)(2)	2,208,425	1,195,248	1,712,720
Intersegment expenses (3)	228,864	92,296	1,814,569
Interest expense	927,112	216	146,488
Costs of goods and services sold-mortuaries and cemeteries	-	1,235,459	-
Income tax expense (benefit)	1,548,019	522,022	48,003
Segment net earnings	5,616,695	1,568,498	86,356	7,271,549

Net earnings				$7,271,549

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

7)	Business Segment Information (Continued)

	For the Six Months Ended June 30, 2025
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$59,965,379	$14,557,938	$54,294,345	$128,817,662
Net investment income	38,630,818	886,678	266,116	39,783,612
Gains on investments and other assets	1,163,795	481,146	83,787	1,728,728
Other revenues	1,051,266	334,093	565,511	1,950,870
Intersegment revenues	3,148,266	168,603	196,425	3,513,294
Total segment revenues	103,959,524	16,428,458	55,406,184	175,794,166

Elimination of intersegment revenues				(3,513,294)
Total consolidated revenues				172,280,872

Less:
Death benefits	31,067,103	-	-
Surrenders and other policy benefits	2,433,209	-	-
Increase in future policy benefits	17,788,187	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	10,106,833	327,377	-
Selling, general and administrative expenses:
Commissions	1,939,201	788,446	21,176,072
Personnel	16,923,486	5,211,804	22,218,463
Advertising	226,270	294,218	1,243,905
Rent and rent related	178,750	73,994	1,673,006
Depreciation on property and equipment	462,685	435,545	315,923
Cost related to funding mortgage loans	-	-	3,307,041
Data processing and IT related (1)	547,931	144,932	1,777,119
Premium taxes on insurance premiums and other considerations (1)	1,452,274	-	-
Other segment items (1)(2)	5,027,184	2,535,034	3,871,848
Intersegment expenses (3)	364,814	171,926	2,976,554
Interest expense	1,900,277	310	512,379
Costs of goods and services sold-mortuaries and cemeteries	-	2,412,553	-
Income tax expense (benefit)	2,992,292	964,710	(894,136)
Segment net earnings (loss)	10,549,028	3,067,609	(2,771,990)	10,844,647

Net earnings				$10,844,647

Segment assets	$1,382,976,345	$101,407,961	$86,674,977	$1,571,059,283

Elimination of intersegment assets				(27,081,176)
Total consolidated assets				$1,543,978,107

Expenditures for long-lived assets	$38,588,008	$535,256	$253,231	$39,376,495

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

7)	Business Segment Information (Continued)

	For the Six Months Ended June 30, 2024
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$59,812,651	$14,717,438	$51,451,186	$125,981,275
Net investment income	35,796,434	1,659,149	535,793	37,991,376
Gains on investments and other assets	877,899	379,352	34,936	1,292,187
Other revenues	720,966	309,507	684,223	1,714,696
Intersegment revenues	3,285,548	169,535	291,595	3,746,678
Total segment revenues	100,493,498	17,234,981	52,997,733	170,726,212

Elimination of intersegment revenues				(3,746,678)
Total consolidated revenues				166,979,534

Less:
Death benefits	29,783,918	-	-
Surrenders and other policy benefits	2,258,733	-	-
Increase in future policy benefits	18,558,824	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	8,614,996	430,306	-
Selling, general and administrative expenses:
Commissions	1,863,729	778,606	18,791,723
Personnel	14,516,920	4,862,978	21,277,813
Advertising	222,877	278,614	972,381
Rent and rent related	229,627	79,429	2,389,660
Depreciation on property and equipment	449,259	415,332	315,757
Cost related to funding mortgage loans	-	-	2,982,976
Data processing and IT related (1)	423,128	120,986	1,804,933
Premium taxes on insurance premiums and other considerations (1)	1,520,224	-	-
Other segment items (1)(2)	4,038,531	2,428,425	2,949,067
Intersegment expenses (3)	460,238	186,320	3,100,120
Interest expense	1,858,271	456	242,563
Costs of goods and services sold-mortuaries and cemeteries	-	2,509,588	-
Income tax expense (benefit)	3,365,088	1,308,876	(411,131)
Segment net earnings (loss)	12,329,135	3,835,065	(1,418,129)	14,746,071

Net earnings				$14,746,071

Segment assets	$1,302,401,062	$91,353,123	$96,262,785	$1,490,016,970

Elimination of intersegment assets				(29,292,449)
Total consolidated assets				$1,460,724,521

Expenditures for long-lived assets	$27,906,115	$254,644	$85,411	$28,246,170

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

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

June 30, 2025 (Unaudited)

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

June 30, 2025 (Unaudited)

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

June 30, 2025 (Unaudited)

8)	Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of June 30, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$390,441,720	$-	$389,291,982	$1,149,738
Equity securities	16,556,531	16,556,531	-	-
Loans held for sale	165,876,119	-	-	165,876,119
Restricted assets (1)	2,451,338	-	2,451,338	-
Restricted assets (2)	11,327,440	11,327,440	-	-
Cemetery perpetual care trust investments (1)	770,339		770,339	-
Cemetery perpetual care trust investments (2)	5,273,613	5,273,613	-	-
Derivatives - loan commitments (3)	3,677,291	-	-	3,677,291
Total assets accounted for at fair value on a recurring basis	$596,374,391	$33,157,584	$392,513,659	$170,703,148

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(757,137)	-	-	(757,137)
Total liabilities accounted for at fair value on a recurring basis	$(757,137)	$-	$-	$(757,137)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

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

June 30, 2025 (Unaudited)

8)	Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	June 30, 2025	Technique	Input(s)	Value	Value	Average
Loans held for sale	$165,876,119	Market approach	Investor contract pricing as a percentage of unpaid principal balance	84.0%	109.0%	102.0%

Derivatives - loan commitments (net)	2,920,154	Market approach	Pull-through rate	68.0%	99.0%	89.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	259 bps	53 bps

Fixed maturity securities available for sale	1,149,738	Broker quotes	Pricing quotes	$100.00	$101.07	$100.36

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	December 31, 2024	Technique	Input(s)	Value	Value	Average
Loans held for sale	$131,181,148	Market approach	Investor contract pricing as a percentage of unpaid principal balance	84.0%	109.0%	102.0%

Derivatives - loan commitments (net)	2,313,210	Market approach	Pull-through rate	63.0%	100.0%	83.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	242 bps	47 bps

Fixed maturity securities available for sale	1,149,926	Broker quotes	Pricing quotes	$100.00	$101.20	$100.16

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

8)	Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three month period ended June 30, 2025:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - March 31, 2025	$2,787,750		$139,834,226	$1,150,304
Originations and purchases	-		616,896,709	-
Sales, maturities and paydowns	-		(603,595,597)	-
Transter to mortgage loans held for investment			(828,063)
Loans held for sale foreclosed into real estate held for sale			(380,000)
Total gains (losses):
Included in earnings	132,404	(1)	13,948,844 (1)	-	(2)
Included in other comprehensive income	-		-	(566)

Balance - June 30, 2025	$2,920,154		$165,876,119	$1,149,738

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

June 30, 2025 (Unaudited)

8)	Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six month period ended June 30, 2025:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2024	$2,313,210		$131,181,148	$1,149,926
Originations and purchases	-		1,134,783,086	-
Sales, maturities and paydowns	-		(1,124,978,173)	-
Transfer to mortgage loans held for investment	-		(828,063)	-
Loans held for sale foreclosed into real estate held for sale			(380,000)
Total gains (losses):
Included in earnings	606,944	(1)	26,098,121 (1)	-	(2)
Included in other comprehensive income	-		-	(188)

Balance - June 30, 2025	$2,920,154		$165,876,119	$1,149,738

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

June 30, 2025 (Unaudited)

8)	Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 or as of December 31, 2024.

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of June 30, 2025 and December 31, 2024.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2025:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$90,130,844	$-	$-	$91,001,081	$91,001,081
Residential construction	164,679,678	-	-	164,679,678	164,679,678
Commercial	69,593,474	-	-	71,148,434	71,148,434
Mortgage loans held for investment, net	$324,403,996	$-	$-	$326,829,193	$326,829,193
Policy loans	14,208,030	-	-	14,208,030	14,208,030
Insurance assignments, net (1)	43,680,960	-	-	43,680,960	43,680,960
Restricted assets (2)	1,143,987	-	-	1,143,987	1,143,987
Cemetery perpetual care trust investments (2)	1,723,637	-	-	1,723,637	1,723,637
Mortgage servicing rights, net	2,714,310	-	-	4,160,130	4,160,130

Liabilities
Bank and other loans payable	$(122,931,941)	$-	$-	$(109,365,273)	$(109,365,273)
Policyholder account balances (3)	(36,350,373)	-	-	(36,396,788)	(36,396,788)
Future policy benefits - annuities (3)	(105,422,065)	-	-	(104,473,330)	(104,473,330)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

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

June 30, 2025 (Unaudited)

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

June 30, 2025 (Unaudited)

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

The following table shows the fair value and notional amounts of derivative instruments:

		June 30, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$218,215,543	$3,677,291	$757,137	$210,597,657	$5,348,089	$3,034,879
Total		$218,215,543	$3,677,291	$757,137	$210,597,657	$5,348,089	$3,034,879

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount Gain		Net Amount Gain
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Classification	2025	2024	2025	2024
Loan commitments	Mortgage fee income	$132,404	$429,823	$606,944	$991,601

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

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

One of the lines of credit, with U.S. Bank, allows SecurityNational Mortgage to borrow up to $15,000,000. The relevant agreement contemplates interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR on drawn amounts and matures on July 17, 2026. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a maximum pre-tax loss of $2.5 million for the quarter.

The Company’s other line of credit, with Western Alliance Bank, allows SecurityNational Mortgage to borrow up to $25,000,000. The relevant agreement contemplates interest at the 1-Month SOFR rate plus 2.0% on drawn amounts and matures on August 27, 2025. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a maximum pre-tax loss of $2.5 million for the quarter.

The agreement for the U.S. Bank warehouse line of credit includes a cross-default provision where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of June 30, 2025, SecurityNational Mortgage was not in compliance with the net income covenant of Western Alliance Bank’s warehouse line of credit. SecurityNational Mortgage is in the process of receiving waivers. In the unlikely event the Company is required to repay the outstanding advances of approximately $12,751,822 on the warehouse lines of credit, the Company has sufficient cash to do so. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

10)	Reinsurance, Commitments and Contingencies (Continued)

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company also has debt covenants on its revolving lines of credit and is required to comply with minimum operating cash flow ratios and minimum net worth requirement for each of its business segments. The Company also has debt covenants for one of its loans on real estate requiring a minimum consolidated operating cash flow ratio, minimum liquidity, and consolidated net worth. In addition to these financial debt covenants, the Company is required to provide segment specific financial statements and building specific financial statements on all bank loans. As of June 30, 2025, the Company was in compliance with all these debt covenants.

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

June 30, 2025 (Unaudited)

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

The following table presents the MSR activity:

	As of June 30, 2025	As of December 31, 2024
Amortized cost:
Balance before valuation allowance at beginning of year	$2,939,878	$3,461,146
MSR additions resulting from loan sales (1)	62,156	90,370
Amortization (2)	(287,724)	(611,638)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$2,714,310	$2,939,878

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$2,714,310	$2,939,878

Estimated fair value of MSRs at end of period	$4,160,130	$4,552,316

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

11)	Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its June 30, 2025 valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2025	290,647
2026	262,128
2027	238,072
2028	212,299
2029	190,174
Thereafter	1,520,990
Total	$2,714,310

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual servicing fees	$222,900	$241,944	$455,001	$498,606
Late fees	12,231	53,004	31,848	76,212
Total	$235,131	$294,948	$486,849	$574,818

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of June 30, 2025	As of December 31, 2024
Servicing UPB	$373,567,275	$385,134,774

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
June 30, 2025	10.79	7.77	11.97
December 31, 2024	8.79	8.28	12.14

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

12)	Income Taxes

The Company’s overall effective tax rate for the three month periods ended June 30, 2025 and 2024 was 22.0% and 22.6%, respectively, which resulted in a provision for income taxes of $1,830,264 and $2,118,044, respectively, and for the six month periods ended June 30, 2025 and 2024 was 22.0% and 22.4%, respectively, which resulted in a provision for income taxes of $3,062,866 and $4,262,833, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The decrease in the effective tax rate when compared to the prior year was primarily due to the Company’s decreased state income tax provision.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

13)	Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2024)	$7,095,589	$-	$20,168,405
Closing (June 30, 2025)	7,043,636	-	21,589,242
Increase/(decrease)	(51,953)	-	1,420,837

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2023)	$6,321,573	$-	$18,237,246
Closing (December 31, 2024)	7,095,589	-	20,168,405
Increase/(decrease)	774,016	-	1,931,159

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three month periods ended June 30, 2025 and 2024 was $1,164,177 and $1,429,381, respectively, and for the six month periods ended June 30, 2025 and 2024 was $2,323,389 and $2,935,495, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Major goods/service lines
At-need	$5,083,789	$4,864,380	$10,800,066	$10,274,680
Pre-need	2,173,928	2,904,567	3,757,872	4,442,758
	$7,257,717	$7,768,947	$14,557,938	$14,717,438

Timing of Revenue Recognition
Goods transferred at a point in time	$4,843,082	$5,032,430	$8,997,629	$9,222,652
Services transferred at a point in time	2,414,635	2,736,517	5,560,309	5,494,786
	$7,257,717	$7,768,947	$14,557,938	$14,717,438

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

14)	Receivables

Receivables consist of the following:

	As of June 30, 2025	As of December 31, 2024
Contracts with customers	$7,043,636	$7,095,589
Receivables from sales agents	4,094,413	4,028,881
Other	5,821,672	6,412,804
Total receivables	16,959,721	17,537,274
Allowance for credit losses	(1,491,043)	(1,678,531)
Net receivables	$15,468,678	$15,858,743

The Company records an allowance for credit losses for its receivables in accordance with GAAP.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Three Months Ended
Beginning balance - March 31, 2025	$1,632,099
Change in provision for credit losses (1)	(104,209)
Charge-offs	(36,847)
Ending balance - June 30, 2025	$1,491,043

Beginning balance - March 31, 2024	$1,755,553
Change in provision for credit losses (1)	31,494
Charge-offs	(16,136)
Ending balance - June 30, 2024	$1,770,911

(1)	Included in other expenses on the condensed consolidated statements of earnings

Six Months Ended
Beginning balance - December 31, 2024	$1,678,531
Change in provision for credit losses (1)	(88,067)
Charge-offs	(99,421)
Ending balance - June 30, 2025	$1,491,043

Beginning balance - December 31, 2023	$1,897,887
Change in provision for credit losses (1)	(87,003)
Charge-offs	(39,973)
Ending balance - June 30, 2024	$1,770,911

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

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

The components of cemetery perpetual care investments and obligation as of June 30, 2025, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$652,304	$316	$(1,682)	$650,938
Obligations of states and political subdivisions	123,331	-	(3,930)	119,401
Total fixed maturity securities available for sale	$775,635	$316	$(5,612)	$770,339

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$4,026,314	$1,476,598	$(229,299)	$5,273,613
Total equity securities at estimated fair value	$4,026,314	$1,476,598	$(229,299)	$5,273,613

Mortgage loans held for investment at amortized cost:
Residential construction	$1,727,091
Less: Allowance for credit losses	(3,454)
Total mortgage loans held for investment	$1,723,637

Other investments	$1,106,769

Cash and cash equivalents	$405,205

Accrued investment income	$3,078

Total cemetery perpetual care trust investments	$9,282,641

Cemetery perpetual care obligation	$(5,788,630)

Trust investments in excess of trust obligations	$3,494,011

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

The components of cemetery perpetual care investments and obligation as of December 31, 2024, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$651,428	$-	$(2,010)	$649,418
Obligations of states and political subdivisions	125,194	-	(4,950)	120,244
Total fixed maturity securities available for sale	$776,622	$-	$(6,960)	$769,662

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,874,522	$1,271,529	$(226,007)	$4,920,044
Total equity securities at estimated fair value	$3,874,522	$1,271,529	$(226,007)	$4,920,044

Mortgage loans held for investment at amortized cost:
Residential construction	$202,600
Less: Allowance for credit losses	(405)
Commercial	1,939,269
Less: Allowance for credit losses	-
Total mortgage loans held for investment	$2,141,464

Cash and cash equivalents	$1,002,396

Accrued investment income	$2,937

Total cemetery perpetual care trust investments	$8,836,503

Cemetery perpetual care obligation	$(5,642,693)

Trust investments in excess of trust obligations	$3,193,810

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2025 and December 31, 2024. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
June 30, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$1,682	$500,140	$-	$-	$1,682	$500,140
Obligations of states and political subdivisions	-	-	3,930	119,401	3,930	119,401
Totals	$1,682	$500,140	$3,930	$119,401	$5,612	$619,541

December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$2,010	$649,419	$-	$-	$2,010	$649,419
Obligations of states and political subdivisions	4,950	120,243	-	-	4,950	120,243
Totals	$6,960	$769,662	$-	$-	$6,960	$769,662

Relevant holdings were comprised of three securities with fair values aggregating 99.1% of the aggregate amortized cost as of June 30, 2025. Relevant holdings were comprised of four securities with fair values aggregating 99.1% of aggregate amortized cost as of December 31, 2024. No credit losses have been recognized for the three and six month periods ended June 30, 2025 and 2024, since the unrealized losses are primarily the result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of June 30, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$501,823	$500,139
Due in 2-5 years	221,939	218,960
Due in 5-10 years	51,873	51,240
Due in more than 10 years	-	-
Total	$775,635	$770,339

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

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

Restricted assets as of June 30, 2025, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,926,996	$887	$(1,508)	$1,926,375
Obligations of states and political subdivisions	387,046	82	(3,098)	384,030
Corporate securities including public utilities	143,321	8	(2,396)	140,933
Total fixed maturity securities available for sale	$2,457,363	$977	$(7,002)	$2,451,338

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$9,601,907	$2,121,588	$(396,055)	$11,327,440
Total equity securities at estimated fair value	$9,601,907	$2,121,588	$(396,055)	$11,327,440

Mortgage loans held for investment at amortized cost:
Residential construction	$1,146,280
Less: Allowance for credit losses	(2,293)
Total mortgage loans held for investment	$1,143,987

Other investments	$1,850,936

Cash and cash equivalents (1)	$12,680,488

Accrued investment income	$7,632

Total restricted assets	$29,461,821

(1)	Including cash and cash equivalents of $11,520,474 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Restricted assets as of December 31, 2024, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,741,029	$2,256	$(1,511)	$1,741,774
Obligations of states and political subdivisions	471,217	180	(4,223)	467,174
Corporate securities including public utilities	144,616	32	(2,227)	142,421
Total fixed maturity securities available for sale	$2,356,862	$2,468	$(7,961)	$2,351,369

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$8,547,709	$1,914,309	$(489,852)	$9,972,166
Total equity securities at estimated fair value	$8,547,709	$1,914,309	$(489,852)	$9,972,166

Mortgage loans held for investment at amortized cost:
Residential construction	$985,806
Less: Allowance for credit losses	(1,972)
Total mortgage loans held for investment	$983,834

Other investments	$1,939,269

Cash and cash equivalents (1)	$8,553,803

Accrued investment income	$6,395

Total restricted assets	$23,806,836

(1)	Including cash and cash equivalents of $7,657,958 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

15)	Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2025 and December 31, 2024. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$1,508	$929,246	$-	$-	$1,508	$929,246
Obligations of states and political subdivisions	99	233,740	2,999	25,208	3,098	258,948
Corporate securities including public utilities	806	65,000	1,590	50,925	2,396	115,925
Total unrealized losses	$2,413	$1,227,986	$4,589	$76,133	$7,002	$1,304,119

At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$1,511	$558,707	$-	$-	$1,511	$558,707
Obligations of states and political subdivisions	2,004	237,636	2,219	129,358	4,223	366,994
Corporate securities including public utilities	1,316	51,685	911	65,704	2,227	117,389
Total unrealized losses	$4,831	$848,028	$3,130	$195,062	$7,961	$1,043,090

Relevant holdings were comprised of 11 securities with fair values aggregating 99.5% of the aggregate amortized cost as of June 30, 2025. Relevant holdings were comprised of 15 securities with fair values aggregating 99.2% of the aggregate amortized cost as of December 31, 2024. No credit losses have been recognized for the three and six month periods ended June 30, 2025 and 2024, since the unrealized losses are primarily the result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of June 30, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$1,167,294	$1,165,242
Due in 2-5 years	941,785	941,849
Due in 5-10 years	100,307	100,283
Due in more than 10 years	247,977	243,964
Total	$2,457,363	$2,451,338

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2025 (Unaudited)

16)	Accumulated Other Comprehensive Income (loss)

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Unrealized gains (losses) on fixed maturity securities available for sale	$2,642,449	$(654,164)	$6,558,703	$(1,689,264)
Amounts reclassified into net earnings	50,796	3,675	(76,729)	(92,876)
Net unrealized gains (losses) before taxes	2,693,245	(650,489)	6,481,974	(1,782,140)
Tax (expense) benefit	(565,252)	135,422	(1,361,701)	373,973
Net	2,127,993	(515,067)	5,120,273	(1,408,167)
Unrealized losses on restricted assets (1)	(4,819)	(1,694)	(532)	(3,583)
Tax benefit	1,200	422	132	893
Net	(3,619)	(1,272)	(400)	(2,690)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(1,150)	(1,052)	1,665	(1,825)
Tax (expense) benefit	287	262	(415)	455
Net	(863)	(790)	1,250	(1,370)
Other comprehensive income (loss) changes	$2,123,511	$(517,129)	$5,121,123	$(1,412,227)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of June 30, 2025:

	Beginning Balance December 31, 2024	Change for the period	Ending Balance June 30, 2025
Unrealized gains (losses) on fixed maturity securities available for sale	$(6,941,915)	$5,120,273	$(1,821,642)
Unrealized losses on restricted assets (1)	(4,126)	(400)	(4,526)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(5,225)	1,250	(3,975)
Other comprehensive income (loss)	$(6,951,266)	$5,121,123	$(1,830,143)

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2024:

	Beginning Balance December 31, 2023	Change for the period	Ending Balance December 31, 2024
Unrealized losses on fixed maturity securities available for sale	$(6,876,629)	$(65,286)	$(6,941,915)
Unrealized gains (losses) on restricted assets (1)	(4,757)	631	(4,126)
Unrealized losses on cemetery perpetual care trust investments (1)	(4,172)	(1,053)	(5,225)
Other comprehensive loss	$(6,885,558)	$(65,708)	$(6,951,266)

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

The following table shows the condensed financial results of the insurance operations for the three and six month periods ended June 30, 2025 and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Revenues from external customers:
Insurance premiums	$30,186	$29,961	1%	$59,965	$59,813	0%
Net investment income	20,000	17,184	16%	38,631	35,796	8%
Gains (losses) on investments and other assets	873	(211)	514%	1,164	878	33%
Other revenues	466	303	54%	1,051	721	46%
Intersegment revenues	1,828	1,906	(4%)	3,148	3,286	(4%)
Total segment revenues	$53,353	$49,143	9%	$103,959	$100,494	3%
Segment net earnings	$6,403	$5,617	14%	$10,549	$12,329	(14%)

Profitability for the six month period ended June 30, 2025 decreased due to (a) a $3,493,000 increase in selling, general and administrative expenses, primarily attributable to a $2,407,000 increase in personnel expenses due to an annual increase in salaries and key new hires as a part of the Company’s growth strategy, (b) a $1,492,000 increase in amortization of deferred policy acquisition costs, (c) a $1,283,000 increase in death benefits, (d) a $174,000 increase in surrenders and other policy benefits (e) a $137,000 decrease in intersegment revenue, and (f) a $42,000 increase in interest expense, which were partially offset by (i) a $2,834,000 increase in net investment income, (ii) a $771,000 decrease in future policy benefits, (iii) a $373,000 decrease in income tax expense, (iv) a $330,000 increase in other revenues, (v) a $286,000 increase in gains on investments and other assets, (vi) a $153,000 increase in insurance premiums and other considerations, and (vii) a $95,000 decrease in intersegment expenses.

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

The following table shows the condensed financial results of the cemetery and mortuary operations for the three and six month periods ended June 30, 2025 and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$4,093	$4,644	(12)%	$7,803	$8,178	(5)%
Mortuary revenues	3,165	3,125	1%	6,755	6,539	3%
Net investment income	465	575	(19)%	887	1,659	(47)%
Gains (losses) on investments and other assets	271	(203)	233%	481	379	27%
Other revenues	146	137	7%	334	310	8%
Interesegment revenues	85	85	0%	169	169	0%
Total segment revenues	$8,225	$8,363	(2)%	$16,429	$17,234	(5)%
Segment net earnings	$1,364	$1,568	(13)%	$3,068	$3,835	(20)%

Profitability in the six month period ended June 30, 2025 decreased due to (a) a $772,000 decrease in net investment income, (b) a $520,000 increase in selling, general and administrative expenses, primarily attributable to a $349,000 increase in personnel expenses, (c) a $243,000 decrease in cemetery pre-need sales, (d) a $132,000 decrease in cemetery at-need sales, and (e) a $1,000 decrease in intersegment revenues, which were partially offset by (i) a $344,000 decrease in income tax expense, (ii) a $216,000 increase in mortuary at-need sales, (iii) a $103,000 decrease in amortization of deferred policy acquisition costs, (iv) a $102,000 increase in gains on investments and other assets, (v) a $97,000 decrease in cost of goods and services sold, (vi) a $25,000 increase in other revenues, and (vii) a $14,000 decrease in intersegment expenses.

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

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 0.79% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

Mortgage rates have followed the US Treasury yields up in response to increased inflation. As expected, the rapid increase in mortgage rates has resulted in a decrease in loan originations classified as ‘refinance.’ Higher mortgage rates have also had a negative effect on loan originations classified as ‘purchases,’ although not as significant as those in the refinance classification.

For the six month periods ended June 30, 2025 and 2024, SecurityNational Mortgage originated 3,375 loans ($1,134,783,000 total volume) and 3,494 loans ($1,089,824,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six month periods ended June 30, 2025 and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$20,185	$18,675	8%	$37,140	$33,405	11%
Income from loan originations	8,859	9,318	(5)%	15,598	16,158	(3)%
Change in fair value of loans held for sale	308	1,197	(74)%	949	896	6%
Change in fair value of loan commitments	132	430	(69)%	607	992	(39)%
Net investment income	116	286	(59)%	266	536	(50)%
Gains (losses) on investments and other assets	(2)	36	(106)%	84	35	140%
Other revenues	277	335	(17)%	566	684	(17)%
Intersegment revenues	75	145	(48)%	196	292	(33)%
Total segment revenues	$29,950	$30,422	(2)%	$55,406	$52,998	5%
Segment net earnings (loss)	$(1,261)	$86	(1,566)%	$(2,772)	$(1,418)	(95)%

Losses for the six month period ended June 30, 2025 increased due to (a) a $2,384,000 increase in commissions, (b) a $941,000 increase in personnel expenses, (c) a $895,000 increase in other expenses, (d) a $560,000 decrease in income from loan originations, (e) a $385,000 decrease in the fair value of loan commitments, (f) a $324,000 increase in costs related to funding mortgage loans, (g) a $272,000 increase in advertising expenses, (h) a $270,000 increase in interest expense, (i) a $270,000 decrease in net investment income, (j) a $119,000 decrease in other revenues, and (k) a $95,000 decrease in intersegment revenues, which were partially offset by (i) a $3,735,000 increase in secondary gains from investors, (ii) a $717,000 decrease in rent and rent related expenses, (iii) a $483,000 increase in income tax benefit, (iv) a $124,000 decrease in intersegment expenses, (v) a $53,000 increase in the fair value of loans held for sale, and (vi) a $49,000 increase in gains on investments and other assets.

Consolidated Results of Operations

Three month period ended June 30, 2025, Compared to Three month period ended June 30, 2024

Total revenues increased by $3,750,000, or 4.4%, to $89,541,000 for the three month period ended June 30, 2025, from $85,791,000 for the comparable period in 2024. Contributing to this increase in total revenues was a $2,536,000 increase in net investment income, a $1,520,000 increase in gains on investments and other assets, a $225,000 increase in insurance premiums and other considerations, and a $114,000 increase in other revenues, which were partially offset by a $511,000 decrease in net mortuary and cemetery sales and a $134,000 decrease in mortgage fee income.

Mortgage fee income decreased by $134,000, or 0.5%, to $29,485,000, for the three month period ended June 30, 2025, from $29,619,000 for the comparable period in 2024. This decrease was primarily due to a $1,511,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market, which was partially offset by a $889,000 decrease in the fair value of loans held for sale, a $459,000 decrease in loan fees, interest income, and the provision for loan loss reserve, and a $297,000 decrease in the fair value of loan commitments.

Insurance premiums and other considerations increased by $225,000, or 0.8%, to $30,186,000 for the three month period ended June 30, 2025, from $29,961,000 for the comparable period in 2024. This increase was primarily due to an increase of $587,000 in renewal premiums, which was partially offset by a decrease of $362,000 in first year premiums.

Net investment income increased by $2,536,000, or 14.1%, to $20,581,000 for the three month period ended June 30, 2025, from $18,045,000 for the comparable period in 2024. This increase was primarily attributable to a $5,436,000 increase in mortgage loan interest, a $404,000 increase in fixed maturity securities income, a $252,000 increase in insurance assignment income, a $71,000 increase in equity securities income, and a $46,000 increase in policy loan interest, which were partially offset by a $2,380,000 increase in investment expenses, a $762,000 decrease in interest on cash and cash equivalents, a $412,000 decrease in real estate income, and a $119,000 decrease in other investment income.

Net mortuary and cemetery sales decreased by $511,000, or 6.6%, to $7,258,000 for the three month period ended June 30, 2025, from $7,769,000 for the comparable period in 2024. This decrease was primarily due to a $388,000 decrease in cemetery pre-need sales and a $163,000 decrease in cemetery at-need sales, which were partially offset by a $40,000 increase in mortuary at-need sales.

Gains (losses) on investments and other assets increased by $1,520,000 to $1,143,000 in net gains for the three month period ended June 30, 2025, from $377,000 in net losses for the comparable period in 2024. This increase in gains on investments and other assets was primarily due to a $1,190,000 increase in gains on equity securities, primarily attributable to increases in the fair value of these equity securities, a $164,000 increase in gains on real estate, a $119,000 increase in gains on other assets, and a $47,000 increase in gains on fixed maturity securities.

Other revenues increased by $114,000, or 14.7%, to $889,000 for the three month period ended June 30, 2025, from $775,000 for the comparable period in 2024. This increase was primarily due to an increase of $174,000 in other miscellaneous revenues and a decrease of $60,000 in servicing fee revenue due to a decrease in the retention of mortgage servicing rights.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $727,000 or 3.0%, to $25,053,000 for the three month period ended June 30, 2025, from $24,326,000 for the comparable period in 2024. This increase was primarily the result of a $951,000 increase in death benefits and a $189,000 increase in surrender and other policy benefits, which were partially offset by a $413,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,436,000, or 33.4%, to $5,737,000 for the three month period ended June 30, 2025, from $4,301,000 for the comparable period in 2024. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs and primarily due to an increase in the termination rate for deaths and lapses.

Selling, general and administrative expenses increased by $2,496,000, or 5.5%, to $47,961,000 for the three month period ended June 30, 2025, from $45,465,000 for the comparable period in 2024. This increase was primarily the result of a $1,369,000 increase in personnel expenses due to an annual increase in salaries and key new hires as a part of the Company’s growth strategy, a $956,000 increase in other expenses, a $358,000 increase in costs related to funding mortgage loans, a $154,000 increase in advertising expense, a $13,000 increase in commissions, and a $6,000 increase in depreciation on property and equipment, which were partially offset by a $360,000 decrease in rent and rent related expenses.

Interest expense increased by $220,000, or 20.5%, to $1,293,000 for the three month period ended June 30, 2025, from $1,073,000 for the comparable period in 2024. This increase was primarily due to an increase of $153,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and an increase of $67,000 in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries decreased by $76,000, or 6.2%, to $1,159,000 for the three month period ended June 30, 2025, from $1,235,000 for the comparable period in 2024. This decrease was primarily due to a decrease of $63,000 in at-need sales and a decrease of $13,000 in pre-need sales.

In summary, total benefits and expenses were $81,205,000, or 90.7% of total revenues, for the three month period ended June 30, 2025, as compared to $76,402,000, or 89.1% of total revenues, for the comparable period in 2024.

Six month period ended June 30, 2025, Compared to Six month period ended June 30, 2024

Total revenues increased by $5,301,000, or 3.2%, to $172,281,000 for the six month period ended June 30, 2025, from $166,980,000 for the comparable period in 2024. Contributing to this increase in total revenues was a $2,843,000 increase in mortgage fee income, a $1,792,000 increase in net investment income, a $437,000 increase in gains on investments and other assets, a $236,000 increase in other revenues, and a $153,000 increase in insurance premiums and other considerations, which were partially offset by a $160,000 decrease in net mortuary and cemetery sales.

Mortgage fee income increased by $2,843,000, or 5.5%, to $54,294,000, for the six month period ended June 30, 2025, from $51,451,000 for the comparable period in 2024. This increase was primarily due to a $3,735,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market and a $53,000 increase in the fair value of loans held for sale, which were partially offset by a $560,000 decrease in loan fees, interest income, and the provision for loan loss reserve and an $385,000 decrease in the fair value of loan commitments.

Insurance premiums and other considerations increased by $153,000, or 0.3%, to $59,965,000 for the six month period ended June 30, 2025, from $59,812,000 for the comparable period in 2024. This increase was primarily due to an increase of $847,000 in renewal premiums, which was partially offset by a decrease of $694,000 in first year premiums.

Net investment income increased by $1,792,000, or 4.7%, to $39,783,000 for the six month period ended June 30, 2025, from $37,991,000 for the comparable period in 2024. This increase was primarily attributable to a $4,586,000 increase in mortgage loan interest, a $908,000 increase in insurance assignment income, a $666,000 increase in fixed maturity securities income, and a $95,000 increase in equity securities income, which were partially offset by a $2,278,000 increase in investment expenses, a $1,051,000 decrease in interest on cash and cash equivalents, a $968,000 decrease in real estate income, a $156,000 decrease in other investment income, and a $10,000 decrease in policy loan interest.

Net mortuary and cemetery sales decreased by $160,000, or 1.1%, to $14,558,000 for the six month period ended June 30, 2025, from $14,718,000 for the comparable period in 2024. This decrease was primarily due to a $243,000 decrease in cemetery pre-need sales and a $132,000 decrease in cemetery at-need sales, which were partially offset by a $216,000 increase in mortuary at-need sales.

Gains (losses) on investments and other assets increased by $437,000, or 33.8% to $1,729,000 for the six month period ended June 30, 2025, from $1,292,000 for the comparable period in 2024. This increase in gains on investments and other assets was primarily due to a $308,000 increase in gains on real estate, a $96,000 increase in gains on equity securities, a $17,000 increase in gains on other assets, and a $16,000 increase in gains on fixed maturity securities.

Other revenues increased by $236,000, or 13.8%, to $1,951,000 for the six month period ended June 30, 2025, from $1,715,000 for the comparable period in 2024. This increase was primarily due to an increase of $324,000 in other miscellaneous revenues and a decrease of $88,000 in servicing fee revenue due to a decrease in the retention of mortgage servicing rights.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $687,000 or 1.4%, to $51,288,000 for the six month period ended June 30, 2025, from $50,601,000 for the comparable period in 2024. This increase was primarily the result of a $1,283,000 increase in death benefits and a $175,000 increase in surrender and other policy benefits, which were partially offset by $771,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,389,000, or 15.4%, to $10,434,000 for the six month period ended June 30, 2025, from $9,045,000 for the comparable period in 2024. This increase was primarily due to an increase in the average outstanding balance of deferred policy and pre-need acquisition costs and primarily due to an increase in the termination rate for deaths and lapses.

Selling, general and administrative expenses increased by $8,112,000, or 9.7%, to $91,825,000 for the six month period ended June 30, 2025, from $83,713,000 for the comparable period in 2024. This increase was primarily the result of a $3,696,000 increase in personnel expenses due to an annual increase in salaries and key new hires as a part of the Company’s growth strategy, a $2,469,000 increase in commissions, a $2,071,000 increase in other expenses, a $324,000 increase in costs related to funding mortgage loans, a $291,000 increase in advertising expense, and a $34,000 increase in depreciation on property and equipment, which were partially offset by a $773,000 decrease in rent and rent related expenses.

Interest expense increased by $312,000, or 14.8%, to $2,413,000 for the six month period ended June 30, 2025, from $2,101,000 for the comparable period in 2024. This increase was primarily due to an increase of $270,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and an increase of $42,000 in interest expense on bank loans.

Cost of goods and services sold-mortuaries and cemeteries decreased by $97,000, or 3.9%, to $2,413,000 for the six month period ended June 30, 2025, from $2,510,000 for the comparable period in 2024. This decrease was primarily due to a decrease of $103,000 in at-need sales, which was partially offset by an increase of $6,000 in pre-need sales.

In summary, total benefits and expenses were $158,373,000, or 91.9% of total revenues, for the six month period ended June 30, 2025, as compared to $147,971,000, or 88.6% of total revenues, for the comparable period in 2024.

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

As of June 30, 2025, SecurityNational Mortgage was not in compliance with the net income covenant of Western Alliance Bank’s warehouse line of credit. SecurityNational Mortgage is in the process of receiving waivers. In the unlikely event the Company is required to repay the outstanding advances of approximately $12,751,822 on the warehouse lines of credit, the Company has sufficient cash to do so. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During the six month periods ended June 30, 2025 and 2024, the Company’s operations provided cash of approximately $1,905,000 and of approximately $8,104,000, respectively. The decrease in cash provided by operations was due primarily to the decrease in net earnings.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $372,354,000 (at estimated fair value) and $348,774,000 (at estimated fair value) as of June 30, 2025 and December 31, 2024, respectively. This represented 35.7% and 38.0% of the total investments of the Company as of June 30, 2025 and December 31, 2024, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for the rating of bonds. As of June 30, 2025, 2.0% (or $7,314,000) and as of December 31, 2024, 2.4% (or $8,431,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of June 30, 2025 and December 31, 2024, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $477,687,000 as of June 30, 2025, as compared to $445,758,000 as of December 31, 2024. This increase was primarily due to an increase of $15,972,000 in stockholders’ equity and an increase of $16,192,000 in bank loans and other loans payable. Stockholders’ equity as a percent of total capitalization was 74.3% and 76.1% as of June 30, 2025 and December 31, 2024, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2024 was 7.0% as compared to a lapse rate of 4.4% for 2023. The 2025 lapse rate to date has been approximately the same as 2024.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was approximately $127,098,000 and $120,216,000 as of June 30, 2025, and December 31, 2024, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

The One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, significantly affected U.S. income tax law. The Company is currently assessing its impact, however the Company does not expect a material impact to its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2025, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

The following table shows the Company’s repurchase activity during the three-month period ended June 30, 2025 under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
4/1/2025-4/30/2025	24,039	$9.88	-	170,573
5/1/2025-5/31/2025	28,643	10.19	-	141,930
6/1/2025-6/30/2025	42,902	9.80	-	99,028

Total	95,584	$9.99	-	99,028

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on its estimated annual effective tax rate and cash tax position.

Disclosure of Trading Arrangements

During the three months ended June 30, 2025, no Section 16 officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: August 14, 2025	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

