Form 10-Q
period 2025-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2025-11-13
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of November 10, 2025, the registrant had 22,398,332 shares of Class A Common Stock, $2.00 par value, outstanding and 3,587,237 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2025

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Part I - Financial Information

Item 1. Financial Statements.

	September 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $388,640,665 and $376,012,071 for 2025 and 2024, respectively; net of allowance for credit losses of $532,868 and $420,993 for 2025 and 2024, respectively)	$389,193,589	$366,546,129
Equity securities at estimated fair value (cost of $12,128,914 and $11,386,454 for 2025 and 2024, respectively)	17,691,024	15,771,681
Mortgage loans held for investment (net of allowance for credit losses of $2,677,001 and $1,885,390 for 2025 and 2024, respectively)	329,164,691	301,747,358
Real estate held for investment (net of accumulated depreciation of $35,724,258 and $31,419,539 for 2025 and 2024, respectively)	216,563,881	197,693,338
Real estate held for sale	1,619,403	1,278,033
Other investments and policy loans (net of allowance for credit losses of $1,534,957 and $1,536,926 for 2025 and 2024, respectively)	83,124,030	74,855,041
Accrued investment income	9,746,368	8,499,168
Total investments	1,047,102,986	966,390,748
Cash and cash equivalents	100,396,059	140,546,421
Loans held for sale at estimated fair value	159,460,525	131,181,148
Receivables (net of allowance for credit losses of $1,542,731 and $1,678,531 for 2025 and 2024, respectively)	15,098,066	15,858,743
Restricted assets (including $15,016,744 and $12,323,535 for 2025 and 2024 respectively, at estimated fair value)	31,673,039	23,806,836
Cemetery perpetual care trust investments (including $6,154,575 and $5,689,706 for 2025 and 2024, respectively, at estimated fair value)	9,685,678	8,836,503
Receivable from reinsurers	13,721,510	13,831,093
Cemetery land and improvements	11,160,991	10,594,632
Deferred policy and pre-need contract acquisition costs	122,311,900	122,661,298
Mortgage servicing rights, net	2,616,372	2,939,878
Property and equipment, net	18,746,096	19,047,688
Value of business acquired	6,587,339	7,491,600
Goodwill	5,253,783	5,253,783
Other	19,171,747	21,366,843

Total Assets	$1,562,986,091	$1,489,807,214

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	September 30, 2025	December 31, 2024
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$965,878,450	$944,811,843
Unearned premium reserve	1,863,566	2,011,679
Bank and other loans payable	123,096,234	106,740,104
Deferred pre-need cemetery and mortuary contract revenues	22,234,892	20,168,405
Cemetery perpetual care obligation	5,838,879	5,642,693
Accounts payable	5,536,098	2,937,293
Other liabilities and accrued expenses	57,177,453	55,633,661
Income taxes	15,978,661	13,079,257
Total liabilities	1,197,604,233	1,151,024,935

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 22,395,245 shares issued and outstanding as of September 30, 2025 and 22,321,559 (1) shares issued and outstanding as of December 31, 2024	44,790,490	42,510,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,587,237 shares issued and outstanding as of September 30, 2025 and 3,492,674 (1) shares issued and outstanding as of December 31, 2024	7,174,474	6,643,666
Additional paid-in capital	89,438,415	79,698,367
Accumulated other comprehensive gain (loss), net of taxes	826,844	(6,951,266)
Retained earnings	232,857,565	225,359,186
Treasury stock at cost - 1,180,564 Class A shares and 104,604 Class C shares as of September 30, 2025; and 1,080,243 (1) Class A shares and 104,604 (1) Class C shares as of December 31, 2024	(9,705,930)	(8,477,686)

Total stockholders’ equity	365,381,858	338,782,279

Total Liabilities and Stockholders’ Equity	$1,562,986,091	$1,489,807,214

(1)	Issued and outstanding shares have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Mortgage fee income	$29,139,245	$30,224,092	$83,433,590	$81,675,278
Insurance premiums and other considerations	29,880,785	30,011,081	89,846,164	89,823,732
Net investment income	20,109,600	17,799,096	59,893,212	55,790,472
Net mortuary and cemetery sales	7,140,942	6,814,331	21,698,880	21,531,769
Gains on investments and other assets	1,972,198	1,347,656	3,700,926	2,639,843
Other	1,083,393	2,077,431	3,034,263	3,792,127
Total revenues	89,326,163	88,273,687	261,607,035	255,253,221

Benefits and expenses:
Death benefits	15,182,809	13,570,336	46,249,912	43,354,254
Surrenders and other policy benefits	1,374,289	1,194,692	3,807,498	3,453,425
Increase in future policy benefits	8,376,973	8,589,354	26,165,160	27,148,178
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,533,421	2,287,003	15,967,631	11,332,305
Selling, general and administrative expenses:
Commissions	13,054,117	13,204,406	36,957,836	34,638,464
Personnel	21,519,038	21,249,554	65,872,791	61,907,265
Advertising	983,291	907,528	2,747,684	2,381,400
Rent and rent related	947,664	1,380,076	2,873,414	4,078,792
Depreciation on property and equipment	607,300	611,475	1,821,453	1,791,823
Costs related to funding mortgage loans	1,813,814	1,694,791	5,120,855	4,677,767
Other	7,600,542	6,191,624	22,956,864	19,476,918
Interest expense	1,066,528	1,060,653	3,479,494	3,161,943
Cost of goods and services sold-mortuaries and cemeteries	1,113,425	1,117,513	3,525,978	3,627,101
Total benefits and expenses	79,173,211	73,059,005	237,546,570	221,029,635

Earnings before income taxes	10,152,952	15,214,682	24,060,465	34,223,586
Income tax expense	(2,337,926)	(3,383,238)	(5,400,792)	(7,646,071)

Net earnings	$7,815,026	$11,831,444	$18,659,673	$26,577,515

Net earnings per Class A Equivalent common share (1)	$0.32	$0.48	$0.75	$1.09

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.31	$0.47	$0.73	$1.05

Weighted-average Class A equivalent common shares outstanding (1)	24,709,518	24,418,679	24,725,938	24,465,661

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	25,401,445	25,272,078	25,554,177	25,197,013

(1)	Net earnings per share have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$7,815,026	$11,831,444	$18,659,673	$26,577,515
Other comprehensive income:
Unrealized gains on fixed maturity securities available for sale	$3,353,280	10,443,490	$9,835,254	8,661,351
Unrealized gains on restricted assets (1)	7,118	9,353	6,586	5,770
Unrealized gains on cemetery perpetual care trust investments (1)	4,056	4,263	5,720	2,438
Other comprehensive income, before income tax	3,364,454	10,457,106	9,847,560	8,669,559
Income tax expense	(707,467)	(2,201,866)	(2,069,450)	(1,826,546)
Other comprehensive income, net of income tax	2,656,987	8,255,240	7,778,110	6,843,013
Comprehensive income	$10,472,013	$20,086,684	$26,437,783	$33,420,528

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2025
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2024	$42,510,012	$6,643,666	$79,698,367	$(6,951,266)	$225,359,186	$(8,477,686)	$338,782,279

Net earnings	-	-	-	-	4,338,292	-	4,338,292
Other comprehensive income	-	-	-	2,997,612	-	-	2,997,612
Stock-based compensation expense	-	-	309,260	-	-	-	309,260
Exercise of stock options	132,546	190,674	(92,965)	-	-	(149,009)	81,246
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	90,895	-	-	136,367	227,262
Purchase of treasury stock	-	-	-	-	-	(242,265)	(242,265)
March 31, 2025	$42,643,478	$6,834,340	$80,004,637	$(3,953,654)	$229,697,478	$(8,732,593)	$346,493,686

Net earnings	-	-	-	-	6,506,355	-	6,506,355
Other comprehensive income	-	-	-	2,123,511	-	-	2,123,511
Stock-based compensation expense	-	-	320,379	-	-	-	320,379
Vesting of restricted stock units	6,174	-	(6,174)	-	-	-	-
Sale of treasury stock	-	-	63,807	-	-	208,399	272,206
Purchase of treasury stock	-	-	-	-	-	(961,419)	(961,419)
Conversion Class C to Class A	790	(790)	-	-	-	-	-
Stock dividends	2,132,832	341,678	8,685,530	-	(11,160,040)	-	-
June 30, 2025	$44,783,274	$7,175,228	$89,068,179	$(1,830,143)	$225,043,793	$(9,485,613)	$354,754,718

Net earnings	-	-	-	-	7,815,026	-	7,815,026
Other comprehensive income	-	-	-	2,656,987	-	-	2,656,987
Stock-based compensation expense	-	-	320,241	-	-	-	320,241
Vesting of restricted stock units	6,184	-	(6,184)	-	-	-	-
Sale of treasury stock	-	-	55,203	-	-	180,612	235,815
Purchase of treasury stock	-	-	-	-	-	(400,929)	(400,929)
Conversion Class C to Class A	758	(758)	-	-	-	-	-
Stock dividends	274	4	976	-	(1,254)	-	-
September 30, 2025	$44,790,490	$7,174,474	$89,438,415	$826,844	$232,857,565	$(9,705,930)	$365,381,858

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net cash provided by operating activities	$27,552,994	$34,894,323

Cash flows from investing activities:
Purchases of fixed maturity securities	(63,091,501)	(45,346,681)
Sales, calls and maturities of fixed maturity securities	49,800,384	89,829,379
Purchases of equity securities	(4,245,856)	(2,769,612)
Sales of equity securities	3,814,374	2,018,249
Purchases of restricted assets	(5,191,557)	(2,536,814)
Sales, calls and maturities of restricted assets	3,323,223	1,171,707
Purchases of cemetery perpetual care trust investments	(990,234)	(2,487,924)
Sales, calls and maturities of perpetual care trust investments	1,896,777	2,383,653
Mortgage loans held for investment, other investments and policy loans made	(652,228,219)	(549,027,246)
Payments received for mortgage loans held for investment, other investments and policy loans	615,698,100	540,583,700
Purchases of property and equipment	(1,591,486)	(575,648)
Sales of property and equipment	4,700	365,693
Purchases of real estate	(53,207,439)	(46,189,096)
Sales of real estate	31,493,671	28,385,283
Net cash provided by (used in) investing activities	(74,515,063)	15,804,643

Cash flows from financing activities:
Investment contract receipts	9,217,213	10,193,442
Investment contract withdrawals	(12,494,990)	(11,520,918)
Proceeds from stock options exercised	81,246	116,592
Purchases of treasury stock	(1,604,613)	(1,672,232)
Repayment of bank loans	(49,525,258)	(1,423,826)
Proceeds from bank loans	69,000,000	-
Net change in warehouse line borrowings for loans held for sale	(3,174,878)	2,622,976
Net cash provided by (used in) financing activities	11,498,720	(1,683,966)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(35,463,349)	49,015,000

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	150,102,620	139,923,399

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$114,639,271	$188,938,399

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,497,142	$3,124,591
Income taxes (net of refunds)	4,548,279	6,877,342

Non Cash Operating, Investing and Financing Activities:
Transfer from fixed maturity securities available for sale to other investments	$1,185,603	$-
Right-of-use assets obtained in exchange for operating lease liabilities	1,157,084	1,130,610
Loans held for sale transferred into mortgage loans held for investment	828,063	-
Benefit plans funded with treasury stock	735,283	981,680
Loans held for sale foreclosed into real estate held for sale	380,000	858,977
Mortgage loans held for investment foreclosed into real estate held for sale	190,495	-
Right-of-use assets obtained in exchange for finance lease liabilities	-	176,040

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows are presented in the table below:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$100,396,059	$170,706,542
Restricted assets	13,556,435	15,232,601
Cemetery perpetual care trust investments	686,777	2,999,256

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$114,639,271	$188,938,399

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

September 30, 2025 (Unaudited)

2) Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The standard is aimed at improving the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplifying amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, ASU No. 2020-11: “Financial Services – Insurance (Topic 944): Effective Date and Early Application,” was issued. This ASU was issued to provide additional time for the implementation of ASU No. 2018-12 by deferring the effective date by one year. For smaller reporting companies, this update is effective for annual reporting periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. The Company will adopt the standard commencing with its annual reporting period ending December 31, 2025, using the modified retrospective transition method as of the transition date (“Transition Date”) of January 1, 2024. The modified retrospective transition method requires the amended guidance be applied to contracts issued after the beginning of the earliest period presented, or the Transition Date, which will result in the restatement of the 2024 consolidated financial statements.

The Company is nearing completion of its analysis and implementation of the new standard, including the identification of cohorts, system updates, and design. The Company has engaged its team of actuaries, accountants, and systems specialists and consulted external system providers as part of the implementation. The adoption of this guidance is expected to have an impact on its financial position, results of operations, and disclosures, as well as systems, processes and controls. Based upon the modified retrospective transition method, the Company estimates that the January 1, 2024, Transition Date impact from adoption will include an increase to total stockholders’ equity of approximately $4 million to $6 million. This expected increase includes the estimated impact to accumulated other comprehensive income (“AOCI”), which, as of the Transition Date, is expected to result in an increase of approximately $4 million to $6 million, net of income tax. The most significant drivers of the expected increase in AOCI are the anticipated impacts of the changes in the discount rates as of the Transition Date to be used in measuring the liability for future policy benefits for traditional and limited payment contracts. The expected increase to total stockholders’ equity also includes the estimated impact to retained earnings, which is immaterial.

After implementation, cash flow assumptions, such as mortality, lapse, and expense, will be reviewed at least annually and, if necessary, they will be updated to reflect actual experience and current expectations in the calculation of the Company’s future policy benefits. Historically, cash flow assumptions were locked in at policy issuance and remained in place for the life of the business—even when material variances emerged between assumptions and actual experience—except in the case of a premium deficiency. Under the new guidance, net premiums are capped at 100 percent of gross premiums at the cohort level. Adoption of this standard also requires changes in the future treatment of the Company’s Deferred Acquisition Cost (“DAC”) asset.

Historically, the interest rate used to calculate the Company’s future policy benefits was set at policy issuance and remained in effect for the life of the policy. The Company used an expected investment portfolio rate of return based on a conservative experience assumption. The new guidance seeks to improve reporting on the financial impact associated with interest rate sensitivity. To accomplish this, future policy benefits will be calculated using a discount rate based on an upper-medium-grade (A-rated) fixed income instrument.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

2) Recent Accounting Pronouncements (Continued)

The initial future policy benefit for each cohort is calculated using the original discount rate and then remeasured using the current discount rate curve. The original rate is used to determine interest accretion on the liability—which is included in net earnings—as well as to calculate the net premiums in both scenarios. The impact of remeasurement, from the original locked-in discount rate to the current rate, is reported as a component of the Company’s AOCI. This original discount rate is locked in at the cohort’s inception or at the Transition Date and will continue to be used in determining the impact on future net earnings associated with that contract.

DAC is used by insurance companies to defer costs related to acquiring insurance policies. Under the new guidance, amortization methods will be simplified, and DAC for all insurance contracts will be subject to straight-line amortization over the lifetime of the policy. Historically, traditional life contracts were amortized in proportion to premiums over the expected premium-paying period. Additionally, shadow DAC will no longer be reported and will be removed from AOCI, net of tax. The impact of the removal of shadow DAC is immaterial. The Company expects the impact on net earnings due to the decrease in amortization of DAC to be in the range of $3 million to $4 million, net of tax for 2024.

While the requirements of the new guidance represents a change from existing standard, the new guidance will not impact capital and surplus or net income under statutory accounting practices, cash flows on the Company’s policies, or the underlying economics of the Company’s business.

ASU No. 2023-09: “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” — Issued in December 2023, ASU 2023-09 requires that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for the Company for the annual reporting periods beginning January 1, 2025. The Company will adopt the standard commencing with its annual reporting period ending December 31, 2025. The Company does not anticipate that the adoption of this standard will have a material impact on the consolidated financial statements.

ASU No. 2024-03: “Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” — Issued in November 2024, ASU 2024-03 requires public business entities to disclose, in the notes to the consolidated financial statements, specified information about certain expenses at each interim and annual reporting period. ASU 2024-03 requires disclosures about specific types of expenses (i.e., (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization) included in the expense captions presented on the face of the statement of earnings as well as disclosures about selling expenses. ASU 2024-03 does not change the requirements for the presentation of expenses on the statement of earnings. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Accordingly, the Company will adopt the standard commencing with its annual reporting period ending December 31, 2027. The Company is in the process of estimating the potential impact of this new standard on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments

The Company’s investments as of September 30, 2025, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$77,815,616	$941,844	$(154,207)	$-	$78,603,253

Obligations of states and political subdivisions	3,416,026	11,280	(175,233)	-	3,252,073

Corporate securities including public utilities	281,126,441	7,265,563	(3,263,456)	(378,819)	284,749,729

Mortgage-backed securities	25,532,582	110,226	(3,622,125)	(154,049)	21,866,634

Redeemable preferred stock	750,000	9,400	(37,500)	-	721,900

Total fixed maturity securities available for sale	$388,640,665	$8,338,313	$(7,252,521)	$(532,868)	$389,193,589

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$12,128,914	$5,898,600	$(336,490)		$17,691,024

Total equity securities at estimated fair value	$12,128,914	$5,898,600	$(336,490)		$17,691,024

Mortgage loans held for investment at amortized cost:
Residential	$91,948,455
Residential construction	165,869,176
Commercial	76,447,701
Less: Unamortized deferred loan fees, net	(2,159,279)
Less: Allowance for credit losses	(2,677,001)
Less: Net discounts	(264,361)

Total mortgage loans held for investment	$329,164,691

Real estate held for investment - net of accumulated depreciation:
Residential	$93,885,033
Commercial	122,678,848

Total real estate held for investment	$216,563,881

Real estate held for sale:
Residential	$1,467,850
Commercial	151,553

Total real estate held for sale	$1,619,403

Other investments and policy loans at amortized cost:
Policy loans	$14,372,484
Insurance assignments	42,278,320
Federal Home Loan Bank stock (2)	1,590,400
Other investments	26,417,783
Less: Allowance for credit losses for insurance assignments	(1,534,957)

Total other investments and policy loans	$83,124,030

Accrued investment income	$9,746,368

Total investments	$1,047,102,986

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $581,600 of Membership stock and $1,008,800 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

The Company’s investments as of December 31, 2024, are summarized as follows:

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

There were no investments in fixed maturity securities or equity securities, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of September 30, 2025, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2025, and December 31, 2024. The fair values of fixed maturity securities that are actively traded are based on quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
September 30, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$5,286	$2,413,864	$148,921	$10,950,745	$154,207	$13,364,609
Obligations of states and political subdivisions	322	199,678	174,911	2,107,032	175,233	2,306,710
Corporate securities	456,904	28,709,675	2,806,552	51,662,199	3,263,456	80,371,874
Mortgage-backed securities	6,859	360,565	3,615,266	18,132,086	3,622,125	18,492,651
Redeemable preferred stock	37,500	212,500	-	-	37,500	212,500
Totals	$506,871	$31,896,282	$6,745,650	$82,852,062	$7,252,521	$114,748,344

December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$8,737	$986,365	$478,239	$22,110,495	$486,976	$23,096,860
Obligations of states and political subdivisions	15,003	2,167,918	275,445	3,008,385	290,448	5,176,303
Corporate securities including public utilities	1,888,022	93,562,219	5,034,849	77,975,776	6,922,871	171,537,995
Mortgage-backed securities	32,150	2,915,192	4,212,490	19,041,442	4,244,640	21,956,634
Totals	$1,943,912	$99,631,694	$10,001,023	$122,136,098	$11,944,935	$221,767,792

Relevant holdings were comprised of 359 securities with fair values aggregating 94.1% of the aggregate amortized cost as of September 30, 2025, compared to 706 securities with fair values aggregating 94.9% of the aggregate amortized cost as of December 31, 2024. A credit loss provision of $45,882 and of $20,342 have been recognized for the three-month periods ended September 30, 2025, and 2024, respectively. A credit loss provision of $111,875 and of $100,053 have been recognized for the nine-month periods ended September 30, 2025, and 2024, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

Evaluation of Allowance for Credit Losses

The Company evaluates its fixed maturity securities classified as available for sale on a quarterly basis to identify any potential credit losses. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”) and other industry rating agencies. Securities with NAIC rating of 1 or 2 are considered investment grade and are only reviewed for credit loss if current market data or recent company news could lead to a credit downgrade. Securities with NAIC ratings of 3 to 5 are considered non-investment grade and are evaluated for credit loss. The evaluation involves assessing all facts and circumstances surrounding each security including, but not limited to, historical values, interest payment history, projected earnings, and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make payments in accordance with the terms of the financial instrument. Securities with a rating of 6 are automatically determined to be impaired, and a credit loss is recognized in earnings.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

Based on the NAIC securities designations, the Company had 98.5% and 97.7% of its fixed maturity securities rated investment grade as of September 30, 2025, and December 31, 2024, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	September 30, 2025		December 31, 2024
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$201,200,500	$200,858,163	$188,386,980	$183,460,027
2	180,271,273	181,731,893	178,060,265	174,405,442
3	5,748,526	5,407,297	7,961,422	7,342,220
4	406,486	412,461	649,592	600,459
5	262,549	61,875	702,643	487,981
6	1,331	-	1,169	-
Total	$387,890,665	$388,471,689	$375,762,071	$366,296,129

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the three-month periods ended September 30, 2025, and 2024:

	Three Months Ended September 30, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - June 30, 2025	$-	$-	$474,937	$12,049	$486,986

Additions for credit losses not previously recorded	-	-	45,882	-	45,882
Change in allowance on securities with previous allowance	-	-	-	-	-
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2025	$-	$-	$520,819	$12,049	$532,868

	Three Months Ended September 30, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - June 30, 2024	$-	$-	$382,211	$12,049	$394,260

Additions for credit losses not previously recorded	-	-	25,000	-	25,000
Change in allowance on securities with previous allowance	-	-	(4,658)	-	(4,658)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2024	$-	$-	$402,553	$12,049	$414,602

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the nine-month periods ended September 30, 2025, and 2024:

	Nine Months Ended Sepember 30, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

Additions for credit losses not previously recorded	-	-	72,000	-	72,000
Change in allowance on securities with previous allowance	-	-	39,875	-	39,875
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2025	$-	$-	$520,819	$12,049	$532,868

	Nine Months Ended Sepember 30, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - December 31, 2023	$-	$-	$308,500	$6,049	$314,549

Additions for credit losses not previously recorded	-	-	55,000	6,000	61,000
Change in allowance on securities with previous allowance	-	-	39,053	-	39,053
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2024	$-	$-	$402,553	$12,049	$414,602

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of September 30, 2025, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay its obligations.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$5,431,523	$5,435,051
Due in 2-5 years	138,658,507	139,348,247
Due in 5-10 years	129,622,596	133,518,158
Due in more than 10 years	88,645,457	88,303,599
Mortgage-backed securities	25,532,582	21,866,634
Redeemable preferred stock	750,000	721,900
Total	$388,640,665	$389,193,589

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$377,496	$181,949	$3,142,137	$789,190
Gross realized gains	3,668	-	4,194	2,714
Gross realized losses	(14,777)	(20,666)	(15,318)	(1,522)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of September 30, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$7,756,474	$6,126,589
Other investments	-	400,000
Cash and cash equivalents	1,538,320	1,444,654
Total assets on deposit	$9,294,794	$7,971,243

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of September 30, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$26,013,241	$25,309,270
Cash and cash equivalents	1,310,683	4,417,683
Total assets on deposit	$27,323,924	$29,726,953

The Company, through two of its life insurance subsidiaries, is a member of the Federal Home Loan Banks of Des Moines and Dallas (“FHLBs”). Assets pledged as collateral with the FHLBs are presented below. These pledged securities are used as collateral for any FHLB cash advances. As of September 30, 2025, the Company owed $21,000,000 to the FHLBs for advances, which is included in Bank and other loans payable on the condensed consolidated balance sheets. The Company received $69,000,000 in advances and repaid $48,000,000 of these advances during the nine months ended September 30, 2025.

	As of September 30, 2025	As of December 31, 2024
Fixed maturity securities available for sale at estimated fair value	$62,730,848	$63,800,454

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

The Company employs full-time employees to manage the day-to-day operations of its commercial real estate within the greater Salt Lake area and close surrounding markets. The Company utilizes third party property managers where the geographic location does not warrant full-time staff or through strategic lease-up periods. The Company generally acquires commercial real estate in connection with company acquisitions or that are in regions expected to have high growth in employment and population and that provide operational efficiencies.

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

The aggregate net book value of commercial real estate serving as collateral for bank loans was $116,012,235 and $119,889,846 as of September 30, 2025, and December 31, 2024, respectively. The associated bank loan carrying values totaled $94,597,809 and $96,007,488 as of September 30, 2025, and December 31, 2024, respectively.

During the three- and nine-month periods ended September 30, 2025, and 2024, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three-month periods ended September 30, 2025, and 2024, the Company recorded depreciation expense on commercial real estate held for investment of $1,432,750 and $1,420,367, respectively, and of $4,287,687 and $4,366,462 during the nine-month periods ended September 30, 2025, and 2024, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Utah (1)	$122,660,759	$126,056,342	546,941	546,941
Louisiana	18,089	18,586	1,622	1,622

	$122,678,848	$126,074,928	548,563	548,563

(1)	Includes Center53

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2025	December 31, 2024
Mississippi (1)	$151,553	$151,553

	$151,553	$151,553

(1)	Consists of approximately 93 acres of undeveloped land

Commercial Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of September 30, 2025, real estate owned and occupied by the Company is summarized as follows:

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

During the three- and nine-month periods ended September 30, 2025, and 2024 the Company did not record any impairment losses on residential real estate held for investment. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three-month periods ended September 30, 2025, and 2024, the Company recorded depreciation expense on residential real estate held for investment of $2,732 and $2,653, respectively, and $8,139 and $7,958 during the nine-month periods ended September 30, 2025, and 2024, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2025	December 31, 2024
Utah (1)	$93,885,033	$71,618,410
	$93,885,033	$71,618,410

(1)	Includes multiple residential subdivision development projects, refer to the following tables.

The Company also invests in residential subdivision developments. The following table presents additional information regarding the Company’s residential subdivision development projects in Utah:

	September 30, 2025	December 31, 2024
Lots developed	184	231
Lots to be developed	1,238	1,046
Book Value	$93,718,118	$71,443,356

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2025	December 31, 2024
Utah	$455,000	$849,900
Florida	442,355	276,580
Georgia	380,000	-
Colorado	190,495	-
	$1,467,850	$1,126,480

The net book value of foreclosed residential real estate included in residential real estate held for sale was $1,467,850 and $1,126,480 as of September 30, 2025, and December 31, 2024, respectively.

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages and are generally classified into three distinct groups: Commercial, Residential and Residential Construction. These mortgage loans bear interest at rates ranging from 2.0% to 10.5%; maturity dates range from nine months to 30 years and have amortization periods of 0 to 30 years.

Concentrations of credit risk arise when several mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of September 30, 2025, the Company had 59%, 8%, 6%, 6%, and 4%, of its mortgage loans from borrowers located in the states of Utah, Florida, Arizona, California, and Texas, respectively. As of December 31, 2024, the Company had 56%, 8%, 9%, and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, Arizona, and Texas, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

Mortgage loans are secured by the underlying property and require an appraisal at the time of underwriting and funding. Generally, the Company requires that loans not exceed 80% of the fair market value of the respective loan collateral. For loans of more than 80% of the fair market value of the respective loan collateral, additional collateral or mortgage insurance by an approved third-party insurer is generally required.

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $1,043,517 and $244,000 as of September 30, 2025, and December 31, 2024, respectively.

The Company measures expected credit losses based on the fair value of the collateral when the Company determines that foreclosure is probable. When a mortgage loan becomes delinquent, the Company proceeds to foreclose. Once foreclosed, the property is classified as real estate held for investment or held for sale.

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

September 30, 2025 (Unaudited)

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

Residential — These loans are secured by first and second mortgages on single-family dwellings. The borrower’s ability to repay is sensitive to the life events and the general economic condition of the region. Where LTV exceeds 80%, the loan is generally guaranteed by private mortgage insurance, the FHA, or VA.

Residential loans are evaluated for credit loss by using relevant available information from both internal and external sources. Among other things, the Company uses its historical delinquency information and considers current and forecasted economic conditions. External sources include a monthly analysis of its residential portfolio by a third party. The third party uses the Company’s current loan data and runs it through various models to project cash flows and provide a projected life of loan loss. The models consider loan features such as loan type, LTV, payment status, age, and current property values. Analyzing the information from various sources allows the Company to arrive at an allowance for credit losses.

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

The Company advances funds in accordance with the loan agreements once the work has been completed, and an independent inspection is made. The maximum loan commitment ranges between 50% and 85% of the appraised value. The Company receives fees and interest for these loans, and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months. The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of September 30, 2025, the Company’s commitments were approximately $221,215,527 for these loans, of which $168,880,381 had been drawn.

Residential construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - June 30, 2025	$1,179,267	$1,129,892	$331,585	$2,640,744
Change in provision for credit losses (1)	375,839	(340,049)	467	36,257
Charge-offs	-	-	-	-
Ending balance - September 30, 2025	$1,555,106	$789,843	$332,052	$2,677,001

Beginning balance - June 30, 2024	$849,323	$1,779,386	$225,143	$2,853,852
Change in provision for credit losses (1)	(87,611)	(127,239)	36,229	(178,621)
Charge-offs	-	(1,095,485)	-	(1,095,485)
Ending balance - September 30, 2024	$761,712	$556,662	$261,372	$1,579,746

	Nine Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390
Change in provision for credit losses (1)	822,612	(60,707)	29,706	791,611
Charge-offs	-	-	-	-
Ending balance - September 30, 2025	$1,555,106	$789,843	$332,052	$2,677,001

Beginning balance - December 31, 2023	$1,219,653	$2,390,894	$208,106	$3,818,653
Change in provision for credit losses (1)	(457,941)	(738,747)	53,266	(1,143,422)
Charge-offs	-	(1,095,485)	-	(1,095,485)
Ending balance - September 30, 2024	$761,712	$556,662	$261,372	$1,579,746

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
September 30, 2025
30-59 days past due	$132,237	$6,057,452	$-	$6,189,689
60-89 days past due	-	1,687,873	-	1,687,873
Over 90 days past due (1)	3,196,505	3,014,258	-	6,210,763
In process of foreclosure (1)	191,508	2,427,736	-	2,619,244
Total past due	3,520,250	13,187,319	-	16,707,569
Current	72,927,451	78,761,136	165,869,176	317,557,763
Total mortgage loans	76,447,701	91,948,455	165,869,176	334,265,332
Allowance for credit losses	(1,555,106)	(789,843)	(332,052)	(2,677,001)
Unamortized deferred loan fees, net	(319,736)	(1,321,211)	(518,332)	(2,159,279)
Unamortized discounts, net	(145,419)	(118,942)	-	(264,361)
Net mortgage loans held for investment	$74,427,440	$89,718,459	$165,018,792	$329,164,691

December 31, 2024
30-59 days past due	$2,100,000	$5,818,334	$-	$7,918,334
60-89 days past due	-	845,980	-	845,980
Over 90 days past due (1)	4,205,000	3,061,450	-	7,266,450
In process of foreclosure (1)	191,508	3,942,392	-	4,133,900
Total past due	6,496,508	13,668,156	-	20,164,664
Current	56,256,577	78,393,631	151,172,733	285,822,941
Total mortgage loans	62,753,085	92,061,787	151,172,733	305,987,605
Allowance for credit losses	(732,494)	(850,550)	(302,346)	(1,885,390)
Unamortized deferred loan fees, net	(115,555)	(1,307,539)	(659,147)	(2,082,241)
Unamortized discounts, net	(149,268)	(123,348)	-	(272,616)
Net mortgage loans held for investment	$61,755,768	$89,780,350	$150,211,240	$301,747,358

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total	% of Total
LTV:
Less than 65%	$19,847,653	$3,892,248	$15,600,000	$462,761	$824,305	$8,475,563	$49,102,530	64.23%
65% to 80%	14,381,076	10,432,942	1,840,776	293,872	-	-	26,948,666	35.25%
Greater than 80%	-	-	-	-	396,505	-	396,505	0.52%

Total	$34,228,729	$14,325,190	$17,440,776	$756,633	$1,220,810	$8,475,563	$76,447,701	100.00%

DSCR
>1.20x	$8,542,000	$13,892,248	$13,640,000	$-	$-	$5,322,035	$41,396,283	54.15%
1.00x - 1.20x	20,161,729	432,942	3,800,776	756,633	1,220,810	3,153,528	29,526,418	38.62%
<1.00x	5,525,000	-	-	-	-	-	5,525,000	7.23%

Total	$34,228,729	$14,325,190	$17,440,776	$756,633	$1,220,810	$8,475,563	$76,447,701	100.00%

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

September 30, 2025 (Unaudited)

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total	% of Total
Performance Indicators:
Performing	$9,761,488	$11,925,652	$8,846,498	$39,491,126	$2,894,338	$13,587,359	$86,506,461	94.08%
Non-performing (1)	546,602	-	3,013,370	943,125	-	938,897	5,441,994	5.92%

Total	$10,308,090	$11,925,652	$11,859,868	$40,434,251	$2,894,338	$14,526,256	$91,948,455	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $2,427,736

LTV:
Less than 65%	$3,581,292	$5,723,881	$4,547,440	$6,670,677	$1,337,492	$7,570,352	$29,431,134	32.01%
65% to 80%	5,742,730	6,046,634	6,638,395	32,174,154	1,556,846	6,416,327	58,575,086	63.70%
Greater than 80%	984,068	155,137	674,033	1,589,420	-	539,577	3,942,235	4.29%

Total	$10,308,090	$11,925,652	$11,859,868	$40,434,251	$2,894,338	$14,526,256	$91,948,455	100.00%

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

September 30, 2025 (Unaudited)

3) Investments (Continued)

The Company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$97,416,837	$55,925,032	$7,751,304	$-	$4,776,003	$165,869,176	100.00%
Non-performing	-	-	-	-	-	-	0.00%

Total	$97,416,837	$55,925,032	$7,751,304	$-	$4,776,003	$165,869,176	100.00%

LTV:
Less than 65%	$27,347,365	$30,938,061	$7,751,304	$-	$4,776,003	$70,812,733	42.69%
65% to 80%	65,953,712	24,986,971	-	-	-	90,940,683	54.83%
Greater than 80%	4,115,760	-	-	-	-	4,115,760	2.48%

Total	$97,416,837	$55,925,032	$7,751,304	$-	$4,776,003	$165,869,176	100.00%

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

September 30, 2025 (Unaudited)

3) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of September 30, 2025	As of December 31, 2024
30-59 days past due	$7,982,177	$8,785,184
60-89 days past due	2,834,811	4,046,731
Over 90 days past due	4,883,289	5,320,216
Total past due	15,700,277	18,152,131
Current	26,578,043	30,341,727
Total insurance assignments	42,278,320	48,493,858
Allowance for credit losses	(1,534,957)	(1,536,926)
Net insurance assignments	$40,743,363	$46,956,932

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment is 90 days past due or is in legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time.

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - June 30, 2025	$1,481,032
Change in provision for credit losses (1)	248,408
Charge-offs	(194,483)
Ending balance - September 30, 2025	$1,534,957

Beginning balance - June 30, 2024	$1,535,324
Change in provision for credit losses (1)	259,643
Charge-offs	(254,132)
Ending balance - September 30, 2024	$1,540,835

Nine Months Ended
Beginning balance - December 31, 2024	$1,536,926
Change in provision for credit losses (1)	799,460
Charge-offs	(801,429)
Ending balance - September 30, 2025	$1,534,957

Beginning balance - December 31, 2023	$1,553,836
Change in provision for credit losses (1)	752,256
Charge-offs	(765,257)
Ending balance - September 30, 2024	$1,540,835

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

Variable Interest Entities (“VIE”)

The Company has a 50% ownership interest in three VIEs; HHH Real Estate LLC (“HHH”), SN Oquirrh LLC (“Oquirrh”), and SN Towns LLC (“Towns”). These entities hold and develop single family lots for residential construction. In accordance with the operating agreements for these entities, net profits or losses are allocated to the members in accordance with their ownership interests. The investments in HHH, Oquirrh and Towns are accounted for under the equity method of accounting. The carrying value of the equity investment in HHH was $11,163,125 and nil at September 30, 2025, and December 31, 2024, respectively, which is included in other investments and policy loans on the condensed consolidated balance sheets. The carrying value of the equity investment in Oquirrh was $870,063 and $1,500,000 at September 30, 2025, and December 31, 2024, respectively, which is included in other investments and policy loans on the condensed consolidated balance sheets. The carrying value of the equity investment in Towns was $2,614,037 and $4,063,537 at September 30, 2025, and December 31, 2024, respectively. $1,445,769 and $1,939,269 of which at September 30, 2025, and December 31, 2024, respectively, is included in restricted assets and $1,168,268 and $2,124,268 of which at September 30, 2025, and December 31, 2024, respectively, is included in cemetery perpetual care trust investments on the condensed consolidated balance sheets.

The Company has determined that HHH, Oquirrh and Towns are VIEs for which the Company is not the primary beneficiary for the following reasons: (1) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest, (2) the General Manager directs the activities and legal operations that most significantly affect the entity’s economic performance and (3) the Company does not have majority voting rights and no power to unilaterally direct the activities of the entity, and therefore, is not the primary beneficiary. The Company’s exposure to loss because of its involvement with the equity method investees is limited to the carrying value of the Company’s investments.

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity securities:
Gross realized gains	$3,904	$7,929	$5,425	$13,120
Gross realized losses	(24,168)	(43,184)	(36,426)	(61,539)
Net credit loss provision	(45,882)	(20,342)	(111,875)	(100,053)

Equity securities:
Gains (losses) on securities sold	(990,140)	708	(860,032)	(16,662)
Unrealized gains on securities held at the end of the period	2,477,603	2,415,881	3,544,484	3,534,285

Mortgage loans held for investment:
Gross realized gains	-	-	-	-
Gross realized losses	-	(1,161,364)	-	(1,161,364)

Real estate held for investment and sale:
Gross realized gains	644,370	71,622	1,241,285	360,474
Gross realized losses	(12,099)	-	(12,099)	-

Other assets:
Gross realized gains	448	95,690	11,252	92,095
Gross realized losses	(81,838)	(19,284)	(81,088)	(20,513)
Total	$1,972,198	$1,347,656	$3,700,926	$2,639,843

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

3) Investments (Continued)

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $711,436 and $1,140,136 in net gains for the three-month periods ended September 30, 2025 and 2024, respectively, and of $1,196,591 and $1,519,487 in net gains for the nine-month periods ended September 30, 2025 and 2024, respectively.

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity securities available for sale	$4,818,558	$4,301,241	$14,233,356	$13,050,503
Equity securities	210,342	171,767	650,605	516,363
Mortgage loans held for investment	10,149,577	7,032,201	30,571,474	22,867,797
Real estate held for investment and sale	2,885,847	3,093,459	8,718,124	9,893,539
Policy loans	256,796	225,393	737,159	715,791
Insurance assignments	4,948,025	5,009,043	15,818,390	14,971,607
Other investments	236,288	272,062	480,123	672,363
Cash and cash equivalents	747,758	1,700,898	3,104,010	5,107,765
Gross investment income	24,253,191	21,806,064	74,313,241	67,795,728
Investment expenses	(4,143,591)	(4,006,968)	(14,420,029)	(12,005,256)
Net investment income	$20,109,600	$17,799,096	$59,893,212	$55,790,472

Net investment income includes income earned from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $319,480 and $393,811 for the three-month periods ended September 30, 2025, and 2024, respectively, and $686,952 and $1,798,170 for the nine-month periods ended September 30, 2025, and 2024, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate, and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of September 30, 2025	As of December 31, 2024
Fixed maturity securities available for sale	$4,530,512	$3,795,581
Equity securities	14,147	11,049
Mortgage loans held for investment	981,754	1,049,489
Real estate held for investment	4,181,528	3,559,463
Other investments	4,667	-
Cash and cash equivalents	33,760	83,586
Total accrued investment income	$9,746,368	$8,499,168

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of September 30, 2025	As of December 31, 2024

Aggregate fair value	$159,460,525	$131,181,148
Unpaid principal balance	156,916,889	128,948,072
Unrealized gain	2,543,636	2,233,076

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income, and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loan fees	$6,670,934	$7,358,830	$18,634,088	$20,245,527
Interest income	2,500,007	2,357,379	6,533,686	6,104,113
Secondary gains	20,378,078	17,982,124	57,518,242	51,387,693
Change in fair value of loan commitments	(202,896)	(179,836)	404,048	811,765
Change in fair value of loans held for sale	10,709	2,959,729	960,050	3,855,914
Provision for loan loss reserve	(217,587)	(254,134)	(616,524)	(729,734)
Mortgage fee income	$29,139,245	$30,224,092	$83,433,590	$81,675,278

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

4) Loans Held for Sale (Continued)

Loan Loss Reserve

Repurchase demands (“demand(s)”) from third party investors for mortgage loans previously held for sale and sold are reviewed, and relevant data is captured so that an estimated future loss can be calculated. The key factors that are used in the estimated future loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a demand. In many instances, the Company can resolve the issues relating to the demand by the third-party investor without having to make any payments to the investor.

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of September 30, 2025	As of December 31, 2024
Balance, beginning of period	$696,626	$547,233
Provision on current loan originations (1)	616,524	932,154
Additional provision (2)	40,000	-
Charge-offs, net of recaptured amounts	(764,281)	(782,761)
Balance, end of period	$588,869	$696,626

(1)	Included in mortgage fee income
(2)	Included in other expenses

The Company maintains reserves for estimated losses on current production volumes. For the nine-month period ended September 30, 2025, $616,524 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. For the nine-month period ended September 30, 2024, $729,734 in reserves were added at a rate of 4.2 basis points per loan, the equivalent of $420 per $1,000,000 in loans originated. The Company monitors market data and trends, and economic conditions (including forecasts) and uses its own experience to determine adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

5) Stock Compensation Plans

The Company has three active equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan” or “the Plans”).

Stock Options

Stock based compensation expense for stock options issued of $310,165 and $195,431 has been recognized for these Plans for the three-month periods ended September 30, 2025, and 2024, respectively, and $919,868 and $577,613 has been recognized for these Plans for the nine-month periods ended September 30, 2025, and 2024, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of September 30, 2025, the total unrecognized compensation expense related to the options issued was $238,128 which is expected to be recognized over the remaining vesting period.

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

The activity of the Plans during the nine-month period ended September 30, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at December 31, 2024	646,594	$5.63	1,724,400	$6.87
Adjustment for the effect of stock dividends	27,898		80,571
Granted	24,000		-
Exercised	(112,735)		(113,023)
Cancelled	(18,462)		-
Outstanding at September 30, 2025	567,295	$5.77	1,691,948	$7.13

As of September 30, 2025:
Options exercisable	548,470	$5.55	1,609,452	$9.05

As of September 30, 2025:
Available options for future grant	2,164,542		678,550

Weighted average contractual term of options
outstanding at September 30, 2025	4.92 years		6.14 years

Weighted average contractual term of options
exercisable at September 30, 2025	4.77 years		6.00 years

Aggregated intrinsic value of options
outstanding at September 30, 2025 (1)	$1,647,183		$2,607,971

Aggregated intrinsic value of options
exercisable at September 30, 2025 (1)	$1,710,565		$2,926,771

(1)	The Company used a stock price of $8.67 as of September 30, 2025 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

5) Stock Compensation Plans (Continued)

The activity of the Plans during the nine-month period ended September 30, 2024, is summarized as follows:

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine-month periods ended September 30, 2025, and 2024 was $1,357,776 and $290,159, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

5) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $10,076 and $895 has been recognized under these plans for the three-month periods ended September 30, 2025, and 2024, respectively, and $30,012 and $2,666 has been recognized under these plans for the nine-month periods ended September 30, 2025, and 2024, and is included in personnel expenses on the condensed consolidated statements of earnings. The fair value of each RSU granted is determined by the Company’s stock price on the date of the grant. As of September 30, 2025, the total unrecognized compensation expense related to the RSUs issued was $7,286, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the nine-month period ended September 30, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	12,813	$12.90
Granted	-
Vested	(6,639)
Non-vested at September 30, 2025	6,174	$13.08

Available RSUs for future grant	504,187

Activity of the RSUs during the nine-month period ended September 30, 2024, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	2,245	$7.72
Granted	-
Vested	(1,325)
Non-vested at September 30, 2024	920	$7.99

Available RSUs for future grant	16,540

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

6) Earnings Per Share

Earnings per share have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net earnings	$7,815,026	$11,831,444	$18,659,673	$26,577,515
Denominator:
Basic weighted-average shares outstanding	24,709,518	24,418,679	24,725,938	24,465,661
Effect of dilutive securities:
Employee stock options	691,927	853,399	828,239	731,352

Diluted weighted-average shares outstanding	25,401,445	25,272,078	25,554,177	25,197,013

Basic net earnings per share	$0.32	$0.48	$0.75	$1.09

Diluted net earnings per share	$0.31	$0.47	$0.73	$1.05

For the nine-month periods ended September 30, 2025, and 2024, there were 403,514 and nil anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share are the same for each class of common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2024 (1)	22,321,559	3,492,674

Exercise of stock options	66,273	95,337
Vesting of restricted stock units	6,639	-
Conversion of Class C to Class A	774	(774)

Outstanding shares at September 30, 2025 (1)	22,395,245	3,587,237

Outstanding shares at December 31, 2023 (1)	22,119,436	3,291,271

Exercise of stock options	63,512	-
Vesting of restricted stock units	1,325	-
Conversion of Class C to Class A	266	(266)

Outstanding shares at September 30, 2024 (1)	22,184,539	3,291,005

(1)	Adjusted retroactively for the effect of annual stock dividends

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

7) Business Segment Information

Description of Products and Services by Segment

The Company has identified three operating and reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company’s life insurance segment revenue consists of life insurance premiums; fees earned on factored life insurance policies and net investment income derived from investing policyholder and surplus funds. Its expenses include operating expenses to collect insurance premiums and insurance policy receivables, and administer claims, and commissions payable related to the sale of insurance products sold by the Company’s independent agency force. The Company’s cemetery and mortuary segment revenue consists of fees from the sale of at-need cemetery and mortuary merchandise, services at its mortuaries and cemeteries, pre-need sales of cemetery spaces and the net investment income from investing surplus cash. Its expenses include operating expenses to maintain mortuary and cemetery operations and commissions related to the sale of insurance products sold by the Company’s agents. The Company’s mortgage segment revenue consists of residential mortgage origination fee income and mortgage interest income. Its expenses include normal operating expenses related to the origination and sale of residential mortgage loans, loan servicing, and warehouse interest and fee expenses.

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

Chief Operating Decision Maker (“CODM”)

The Company’s CODM is the Chief Executive Officer. The following table summarizes significant segment expenses. The significant expenses are based on the information that the CODM is regularly provided to assess segment performance. The CODM reviews the regularly provided information for each segment monthly and gives added emphasis on month-over-month and year-over-year comparative results. The CODM considers these comparative results when making decisions about the allocation of the Company’s resources to each segment. The measure of segment profit or loss for the Company’s three operating and reportable business segments is net earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

7) Business Segment Information (Continued)

	For the Three Months Ended September 30, 2025
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$29,880,785	$7,140,942	$29,139,245	$66,160,972
Net investment income	19,278,861	641,814	188,925	20,109,600
Gains on investments and other assets	1,258,854	711,884	1,460	1,972,198
Other revenues	371,667	432,894	278,832	1,083,393
Intersegment revenues	2,044,534	85,699	75,882	2,206,115
Total segment revenues	52,834,701	9,013,233	29,684,344	91,532,278

Elimination of intersegment revenues				(2,206,115)
Total consolidated revenues				89,326,163

Less:
Death benefits	15,182,809	-	-
Surrenders and other policy benefits	1,374,289	-	-
Increase in future policy benefits	8,376,973	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,329,768	203,653	-
Selling, general and administrative expenses:
Commissions	1,327,707	53,382	11,673,028
Personnel	8,679,182	2,689,765	10,150,091
Advertising	172,623	174,285	636,383
Rent and rent related	86,781	38,902	821,981
Depreciation on property and equipment	217,990	233,853	155,457
Cost related to funding mortgage loans	-	-	1,813,814
Data processing and IT related (1)	334,212	78,005	913,247
Premium taxes on insurance premiums and other considerations (1)	751,520	-	-
Other segment items (1)(2)	2,884,733	1,299,434	1,339,391
Intersegment expenses (3)	161,581	83,359	1,961,175
Interest expense	912,232	136	154,160
Costs of goods and services sold-mortuaries and cemeteries	-	1,113,425	-
Income tax expense	1,534,528	757,700	45,698
Segment net earnings	5,507,773	2,287,334	19,919	7,815,026

Net earnings				$7,815,026

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

7) Business Segment Information (Continued)

	For the Three Months Ended September 30, 2024
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$30,011,081	$6,814,331	$30,224,092	$67,049,504
Net investment income	17,105,712	477,833	215,551	17,799,096
Gains (losses) on investments and other assets	1,316,673	1,124,513	(1,093,530)	1,347,656
Other revenues	419,890	126,000	1,531,541	2,077,431
Intersegment revenues	2,066,052	85,699	137,946	2,289,697
Total segment revenues	50,919,408	8,628,376	31,015,600	90,563,384

Elimination of intersegment revenues				(2,289,697)
Total consolidated revenues				88,273,687

Less:
Death benefits	13,570,336	-	-
Surrenders and other policy benefits	1,194,692	-	-
Increase in future policy benefits	8,589,354	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,093,892	193,111	-
Selling, general and administrative expenses:
Commissions	953,987	268,499	11,981,920
Personnel	7,462,332	2,483,960	11,303,262
Advertising	177,329	159,117	571,082
Rent and rent related	103,137	39,324	1,237,615
Depreciation on property and equipment	248,914	205,529	157,032
Cost related to funding mortgage loans	-	-	1,694,791
Data processing and IT related (1)	210,002	62,314	813,729
Premium taxes on insurance premiums and other considerations (1)	739,809	-	-
Other segment items (1)(2)	2,061,764	1,167,856	1,136,150
Intersegment expenses (3)	223,434	90,613	1,975,650
Interest expense	932,239	194	128,220
Costs of goods and services sold-mortuaries and cemeteries	-	1,117,513	-
Income tax expense	2,651,944	716,898	14,396
Segment net earnings	9,706,243	2,123,448	1,753	11,831,444

Net earnings				$11,831,444

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

7) Business Segment Information (Continued)

	For the Nine Months Ended September 30, 2025
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$89,846,164	$21,698,880	$83,433,590	$194,978,634
Net investment income	57,909,679	1,528,492	455,041	59,893,212
Gains on investments and other assets	2,422,649	1,193,030	85,247	3,700,926
Other revenues	1,422,933	766,987	844,343	3,034,263
Intersegment revenues	5,192,800	254,302	272,307	5,719,409
Total segment revenues	156,794,225	25,441,691	85,090,528	267,326,444

Elimination of intersegment revenues				(5,719,409)
Total consolidated revenues				261,607,035

Less:
Death benefits	46,249,912	-	-
Surrenders and other policy benefits	3,807,498	-	-
Increase in future policy benefits	26,165,160	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	15,436,601	531,030	-
Selling, general and administrative expenses:
Commissions	3,266,908	841,828	32,849,100
Personnel	25,602,668	7,901,569	32,368,554
Advertising	398,893	468,503	1,880,288
Rent and rent related	265,531	112,896	2,494,987
Depreciation on property and equipment	680,675	669,398	471,380
Cost related to funding mortgage loans	-	-	5,120,855
Data processing and IT related (1)	882,143	222,937	2,690,366
Premium taxes on insurance premiums and other considerations (1)	2,203,794	-	-
Other segment items (1)(2)	7,911,917	3,834,468	5,211,239
Intersegment expenses (3)	526,395	255,285	4,937,729
Interest expense	2,812,509	446	666,539
Costs of goods and services sold-mortuaries and cemeteries	-	3,525,978	-
Income tax expense (benefit)	4,526,820	1,722,410	(848,438)
Segment net earnings (loss)	16,056,801	5,354,943	(2,752,071)	18,659,673

Net earnings				$18,659,673

Segment assets	$1,403,748,846	$105,083,649	$89,648,621	$1,598,481,116

Elimination of intersegment assets				(35,495,025)
Total consolidated assets				$1,562,986,091

Expenditures for long-lived assets	$53,325,905	$1,176,244	$296,776	$54,798,925

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

Life Insurance - bad debt, insurance expenses, professional service expenses, state insurance department fees, amortization of intangible assets, and certain overhead expenses.

Cemetery/Mortuary - bad debt, insurance expenses, professional service expenses, maintenance and utility expenses, property taxes, amortization of intangible assets, and certain overhead expenses.

Mortgage - bad debt, insurance expenses, professional service expenses, business license and registration fees dues and subscriptions, amortization expense of mortgage servicing rights, and certain overhead expenses.

(3)	For each reportable segment, intersegment expenses includes:

Life Insurance - mortgage servicing fees and interest expense.

Cemetery/Mortuary - rent expense, data processing and IT related expenses, and interest expense.

Mortgage - rent expense and interest expense.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

7) Business Segment Information (Continued)

	For the Nine Months Ended September 30, 2024
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$89,823,732	$21,531,769	$81,675,278	$193,030,779
Net investment income	52,902,146	2,136,982	751,344	55,790,472
Gains on investments and other assets	2,194,572	1,503,865	(1,058,594)	2,639,843
Other revenues	1,140,856	435,507	2,215,764	3,792,127
Intersegment revenues	5,351,600	255,234	429,541	6,036,375
Total segment revenues	151,412,906	25,863,357	84,013,333	261,289,596

Elimination of intersegment revenues				(6,036,375)
Total consolidated revenues				255,253,221

Less:
Death benefits	43,354,254	-	-
Surrenders and other policy benefits	3,453,425	-	-
Increase in future policy benefits	27,148,178	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	10,708,888	623,417	-
Selling, general and administrative expenses:
Commissions	2,817,716	1,047,105	30,773,643
Personnel	21,979,252	7,346,938	32,581,075
Advertising	400,206	437,731	1,543,463
Rent and rent related	332,764	118,753	3,627,275
Depreciation on property and equipment	698,173	620,861	472,789
Cost related to funding mortgage loans	-	-	4,677,767
Data processing and IT related (1)	633,130	183,300	2,618,662
Premium taxes on insurance premiums and other considerations (1)	2,260,033	-	-
Other segment items (1)(2)	6,100,295	3,596,281	4,085,217
Intersegment expenses (3)	683,672	276,933	5,075,770
Interest expense	2,790,510	650	370,783
Costs of goods and services sold-mortuaries and cemeteries	-	3,627,101	-
Income tax expense (benefit)	6,017,032	2,025,774	(396,735)
Segment net earnings (loss)	22,035,378	5,958,513	(1,416,376)	26,577,515

Net earnings				$26,577,515

Segment assets	$1,329,401,728	$94,063,898	$99,663,509	$1,523,129,135

Elimination of intersegment assets				(28,304,940)
Total consolidated assets				$1,494,824,195

Expenditures for long-lived assets	$46,317,358	$300,393	$146,993	$46,764,744

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

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

September 30, 2025 (Unaudited)

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

The following methods and assumptions were used by the Company in estimating the fair value presented in its disclosures related to significant financial instruments.

The items shown under Level 1 and Level 2 are valued as follows:

Fixed Maturity Securities Available for Sale: The fair values of fixed maturity securities are based on quoted market prices (when available). For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements (considered Level 3 financial assets), are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments.

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

September 30, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The items shown under Level 3 are valued as follows:

Loans Held for Sale: The Company elected the fair value option for loans held for sale. The fair value is based on quoted market prices (when available).  When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets. Fair value is often difficult to determine in volatile markets and may contain significant unobservable inputs.

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

Impaired Real Estate Held for Investment: Fair value is generally determined by obtaining an independent appraisal, which typically considers area comparable properties and property conditions. The Company believes that in an orderly market, fair value approximates the replacement cost of a home and will list for sale any foreclosed properties. In a disorderly market, the Company believes the highest and best use of the properties is as income producing assets and will hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for estimated future policy benefits. Accordingly, in addition to an appraisal, the determination of fair value will generally be weighed more heavily toward the rental analysis.

It should be noted that for replacement cost, when determining the fair value of real estate held for investment, the Company uses a provider of building cost information to the real estate construction industry. For the investment analysis, the Company uses market data based upon its real estate operation experience and projected the present value of net rental income over seven years. The Company also considers comparable properties in the area and property conditions when determining fair value.

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

September 30, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of September 30, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$389,193,589	$-	$388,618,720	$574,869
Equity securities	17,691,024	17,691,024	-	-
Loans held for sale	159,460,525	-	-	159,460,525
Restricted assets (1)	2,010,076	-	2,010,076	-
Restricted assets (2)	13,006,668	13,006,668	-	-
Cemetery perpetual care trust investments (1)	271,285	-	271,285	-
Cemetery perpetual care trust investments (2)	5,883,290	5,883,290	-	-
Derivatives - loan commitments (3)	2,799,643	-	-	2,799,643
Total assets accounted for at fair value on a recurring basis	$590,316,100	$36,580,982	$390,900,081	$162,835,037

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(82,385)	-	-	(82,385)
Total liabilities accounted for at fair value on a recurring basis	$(82,385)	$-	$-	$(82,385)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

September 30, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	September 30, 2025	Technique	Input(s)	Value	Value	Average
Loans held for sale	$159,460,525	Market approach	Investor contract pricing as a percentage of unpaid principal balance	87.0%	108.0%	102.0%

Derivatives - loan commitments (net)	2,717,258	Market approach	Pull-through rate	68.0%	100.0%	93.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	251 bps	57 bps

Fixed maturity securities available for sale	574,869	Broker quotes	Pricing quotes	$100.00	$101.07	$100.54

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

September 30, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three-month period ended September 30, 2025:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - June 30, 2025	$2,920,154		$165,876,119		$1,149,738
Originations and purchases	-		621,506,268		-
Sales, maturities and paydowns	-		(642,485,858)		(574,074)
Total gains (losses):
Included in earnings	(202,896	)(1)	14,563,996	(1)	- (2)
Included in other comprehensive income	-		-		(795)

Balance - September 30, 2025	$2,717,258		$159,460,525		$574,869

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three-month period ended September 30, 2024:

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

September 30, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the nine-month period ended September 30, 2025:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2024	$2,313,210		$131,181,148	$1,149,926
Originations and purchases	-		1,756,289,354	-
Sales, maturities and paydowns	-		(1,767,464,031)	(574,074)
Transfer to mortgage loans held for investment	-		(828,063)	-
Loans held for sale foreclosed into real estate held for sale	-		(380,000)	-
Total gains (losses):
Included in earnings	404,048	(1)	40,662,117 (1)	- (2)
Included in other comprehensive income	-		-	(983)

Balance - September 30, 2025	$2,717,258		$159,460,525	$574,869

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the nine-month period ended September 30, 2024:

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

September 30, 2025 (Unaudited)

8) Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2025, or as of December 31, 2024.

Fair Value of Financial Instruments Carried at Other Than Fair Value

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of September 30, 2025, and December 31, 2024.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2025:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$89,718,459	$-	$-	$89,993,926	$89,993,926
Residential construction	165,018,792	-	-	165,018,792	165,018,792
Commercial	74,427,440	-	-	75,580,341	75,580,341
Mortgage loans held for investment, net	$329,164,691	$-	$-	$330,593,059	$330,593,059
Policy loans	14,372,484	-	-	14,372,484	14,372,484
Insurance assignments, net (1)	40,743,363	-	-	40,743,363	40,743,363
Restricted assets (2)	1,176,532	-	-	1,176,532	1,176,532
Cemetery perpetual care trust investments (2)	1,671,956	-	-	1,671,956	1,671,956
Mortgage servicing rights, net	2,616,372	-	-	4,035,635	4,035,635

Liabilities
Bank and other loans payable	$(123,096,234)	$-	$-	$(110,888,695)	$(110,888,695)
Policyholder account balances (3)	(35,957,897)	-	-	(35,998,992)	(35,998,992)
Future policy benefits - annuities (3)	(105,401,640)	-	-	(104,481,604)	(104,481,604)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment
(3)	Included in future policy benefits and unpaid claims on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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
(3)	Included in future policy benefits and unpaid claims on the consolidated balance sheets

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of these financial instruments are summarized as follows:

Mortgage Loans Held for Investment: The estimated fair value of the Company’s mortgage loans held for investment is determined using various methods. The Company’s mortgage loans are grouped into three categories: Residential, Residential Construction, and Commercial. When estimating the expected future cash flows, it is assumed that all loans will be held to maturity, and any loans that are non-performing are evaluated individually for impairment.

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

Policy Loans: These loans are fully collateralized by the cash surrender value of the underlying policy. Accordingly, the carrying amounts reported in the accompanying condensed consolidated balance sheet approximates their fair values.

Insurance Assignments, Net: These investments primarily have short term maturities. Accordingly, the carrying amounts reported in the accompanying condensed consolidated balance sheet approximates their fair values.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

9) Derivative Instruments (Continued)

Forward Sale Commitments

The Company utilizes forward commitments to economically hedge the price risk associated with its outstanding mortgage loan commitments. A forward commitment protects the Company from losses on sales of the loans arising from the exercise of the loan commitments. Management expects these types of commitments will experience changes in fair value opposite to changes in fair value of the loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments.

The net changes in fair value of loan commitments and forward sale commitments are shown in current earnings as a component of mortgage fee income on the consolidated statements of earnings. Mortgage banking derivatives are shown in other assets and other liabilities and accrued expenses on the condensed consolidated balance sheets.

The following table shows the fair value and notional amounts of derivative instruments:

		September 30, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$185,579,856	$2,799,643	$82,385	$210,597,657	$5,348,089	$3,034,879
Total		$185,579,856	$2,799,643	$82,385	$210,597,657	$5,348,089	$3,034,879

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Net Amount loss		Net Amount Gain
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Classification	2025	2024	2025	2024
Loan commitments	Mortgage fee income	$(202,896)	$(179,836)	$404,049	$811,765

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has three lines of credit for the purpose of funding mortgage loans-one through U.S. Bank, a second through Western Alliance Bank and a third through JPMorgan Chase Bank.

The U.S. Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $15,000,000. The relevant agreement contemplates interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR on drawn amounts and matures on July 17, 2026. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum net income of $1 for the quarter.

The Western Alliance Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $25,000,000. The relevant agreement contemplates interest at the 1-Month SOFR rate plus 2.0% on drawn amounts and matures on August 15, 2026. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum pre-tax income of $1 for the year.

The JPMorgan Chase Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $35,000,000. The relevant agreement contemplates interest at the 1-Month SOFR rate plus 1.95% on drawn amounts and matures on August 15, 2026. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum pre-tax income of $1 for the year.

The agreements for US Bank and JP Morgan Chase Bank warehouse lines of credit include a cross-default provision where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of September 30, 2025, SecurityNational Mortgage was not in compliance with the adjusted tangible net worth covenant of Western Alliance Bank’s warehouse line of credit. SecurityNational Mortgage is in the process of receiving waivers. In the unlikely event the Company is required to repay the outstanding advances of approximately $7,412,571 on the warehouse lines of credit, the Company has sufficient cash to do so. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company’s revolving line of credit agreements contain debt covenants requiring the Company to maintain minimum operating cash flow ratios and minimum net worth requirements for each of its business segments. The Company is also subject to debt covenants under one of its real estate loans which require maintenance of a minimum consolidated operating cash flow ratio, minimum liquidity amounts, and minimum consolidated net worth value. In addition to these financial debt covenants, the Company is required to provide segment specific financial statements and building specific financial statements under the agreements for each of its bank loans. As of September 30, 2025, the Company was in compliance with all of those debt covenants.

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

September 30, 2025 (Unaudited)

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

The Company periodically assesses MSRs for impairment. Impairment occurs when the current fair value of the MSR falls below the carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance.

The Company periodically reviews the various loan strata to determine whether the value of the MSRs in each stratum is impaired and likely to recover. If the Company deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

The following table presents the MSR activity:

	As of September 30, 2025	As of December 31, 2024
Amortized cost:
Balance before valuation allowance at beginning of year	$2,939,878	$3,461,146
MSR additions resulting from loan sales (1)	90,026	90,370
Amortization (2)	(413,532)	(611,638)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$2,616,372	$2,939,878

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$2,616,372	$2,939,878

Estimated fair value of MSRs at end of period	$4,035,635	$4,552,316

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

11) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its September 30, 2025, valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2025	279,041
2026	253,744
2027	230,321
2028	205,263
2029	183,829
Thereafter	1,464,174
Total	$2,616,372

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual servicing fees	$235,892	$237,531	$690,893	$736,137
Late fees	16,603	17,349	48,451	56,637
Total	$252,495	$254,880	$739,344	$792,774

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of September 30, 2025	As of December 31, 2024
Servicing UPB	$366,929,184	$385,134,774

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2025	11.68	7.55	11.93
December 31, 2024	8.79	8.28	12.14

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

12) Income Taxes

The Company’s overall effective tax rate for the three month periods ended September 30, 2025 and 2024 was 23.0% and 22.2%, respectively, which resulted in a provision for income taxes of $2,337,926 and $3,383,238, respectively, and for the nine month periods ended September 30, 2025 and 2024 was 22.4% and 22.3%, respectively, which resulted in a provision for income taxes of $5,400,792 and $7,646,071, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The increase in the effective tax rate when compared to the prior year was primarily due to certain permanent tax adjustments that, as a ratio of lower pre-tax book income, are higher than when compared to the prior year.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on its estimated annual effective tax rate and cash tax position; however, the Company does not expect a material impact to its estimated effective tax rate in 2025.

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

The Company’s two types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue are deferred, and the funds are placed in trust until the need arises; the merchandise is received, or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. Pre-need contracts are required to be paid in full prior to a customer using a good or service from a pre-need contract. Goods and services from pre-need contracts can be transferred when paid in full from one owner to another. In such cases, the Company will act as an agent in transferring the requested goods and services. The transfer of goods and services does not fulfill the contract and revenue remains deferred.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from manufacturers such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received.

Complete payment does not constitute fulfillment of the contract. Goods or services are deferred until such a time the service is performed, or merchandise is received.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

13) Revenues from Contracts with Customers (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2024)	$7,095,589	$-	$20,168,405
Closing (September 30, 2025)	6,797,943	-	22,234,892
Increase/(decrease)	(297,646)	-	2,066,487

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2023)	$6,321,573	$-	$18,237,246
Closing (December 31, 2024)	7,095,589	-	20,168,405
Increase/(decrease)	774,016	-	1,931,159

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three-month periods ended September 30, 2025, and 2024 was $1,326,702 and $1,320,688, respectively, and for the nine-month periods ended September 30, 2025, and 2024 was $3,650,091 and $4,256,184, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Major goods/service lines
At-need	$5,441,670	$5,024,330	$16,241,736	$15,299,010
Pre-need	1,699,272	1,790,001	5,457,144	6,232,759
	$7,140,942	$6,814,331	$21,698,880	$21,531,769

Timing of Revenue Recognition
Goods transferred at a point in time	$4,384,201	$4,064,864	$13,381,830	$13,287,515
Services transferred at a point in time	2,756,741	2,749,467	8,317,050	8,244,254
	$7,140,942	$6,814,331	$21,698,880	$21,531,769

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

14) Receivables

Receivables consist of the following:

	As of September 30, 2025	As of December 31, 2024
Contracts with customers	$6,797,943	$7,095,589
Receivables from sales agents	4,180,222	4,028,881
Other	5,662,632	6,412,804
Total receivables	16,640,797	17,537,274
Allowance for credit losses	(1,542,731)	(1,678,531)
Net receivables	$15,098,066	$15,858,743

The Company records an allowance for credit losses for its receivables in accordance with GAAP.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Three Months Ended
Beginning balance - June 30, 2025	$1,491,043
Change in provision for credit losses (1)	84,603
Charge-offs	(32,915)
Ending balance - September 30, 2025	$1,542,731

Beginning balance - June 30, 2024	$1,770,911
Change in provision for credit losses (1)	(167,300)
Charge-offs	(37,461)
Ending balance - September 30, 2024	$1,566,150

(1)	Included in other expenses on the condensed consolidated statements of earnings

Nine Months Ended
Beginning balance - December 31, 2024	$1,678,531
Change in provision for credit losses (1)	153,034
Charge-offs	(288,834)
Ending balance - September 30, 2025	$1,542,731

Beginning balance - December 31, 2023	$1,897,887
Change in provision for credit losses (1)	(254,306)
Charge-offs	(77,431)
Ending balance - September 30, 2024	$1,566,150

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

The components of cemetery perpetual care investments and obligation as of September 30, 2025, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$150,482	$1,806	$-	$152,288
Obligations of states and political subdivisions	122,043	-	(3,046)	118,997
Total fixed maturity securities available for sale	$272,525	$1,806	$(3,046)	$271,285

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$4,439,406	$1,579,249	$(135,365)	$5,883,290
Total equity securities at estimated fair value	$4,439,406	$1,579,249	$(135,365)	$5,883,290

Mortgage loans held for investment at amortized cost:
Residential construction	$1,675,307
Less: Allowance for credit losses	(3,351)
Total mortgage loans held for investment	$1,671,956

Other investments	$1,168,269

Cash and cash equivalents	$686,777

Accrued investment income	$4,101

Total cemetery perpetual care trust investments	$9,685,678

Cemetery perpetual care obligation	$(5,838,879)

Trust investments in excess of trust obligations	$3,846,799

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

September 30, 2025 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2025, and December 31, 2024. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
September 30, 2025
Obligations of states and political subdivisions	$-	$-	$3,046	$118,998	$3,046	$118,998
Totals	$-	$-	$3,046	$118,998	$3,046	$118,998

December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$2,010	$649,419	$-	$-	$2,010	$649,419
Obligations of states and political subdivisions	4,950	120,243	-	-	4,950	120,243
Totals	$6,960	$769,662	$-	$-	$6,960	$769,662

Relevant holdings were comprised of two securities with fair values aggregating 97.5% of the aggregate amortized cost as of September 30, 2025. Relevant holdings were comprised of four securities with fair values aggregating 99.1% of aggregate amortized cost as of December 31, 2024. No credit losses have been recognized for the three- and nine-month periods ended September 30, 2025, and 2024, since the unrealized losses are primarily the result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of September 30, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	220,652	220,389
Due in 5-10 years	51,873	50,896
Due in more than 10 years	-	-
Total	$272,525	$271,285

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

Restricted assets as of September 30, 2025, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,625,998	$4,147	$-	$1,630,145
Obligations of states and political subdivisions	330,955	120	(2,158)	328,917
Corporate securities including public utilities	52,030	-	(1,016)	51,014
Total fixed maturity securities available for sale	$2,008,983	$4,267	$(3,174)	$2,010,076

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$10,790,554	$2,553,913	$(337,799)	$13,006,668
Total equity securities at estimated fair value	$10,790,554	$2,553,913	$(337,799)	$13,006,668

Mortgage loans held for investment at amortized cost:
Residential construction	$1,178,890
Less: Allowance for credit losses	(2,358)
Total mortgage loans held for investment	$1,176,532

Other investments	$1,912,436

Cash and cash equivalents (1)	$13,556,435

Accrued investment income	$10,892

Total restricted assets	$31,673,039

(1)	Including cash and cash equivalents of $12,375,579 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

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

September 30, 2025 (Unaudited)

15) Cemetery Perpetual Care Trust Investments and Obligations and Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2025, and December 31, 2024. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At September 30, 2025
Obligations of states and political subdivisions	$994	$100,305	$1,164	$103,492	$2,158	$203,797
Corporate securities including public utilities	-	-	1,016	51,014	1,016	51,014
Total unrealized losses	$994	$100,305	$2,180	$154,506	$3,174	$254,811

At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$1,511	$558,707	$-	$-	$1,511	$558,707
Obligations of states and political subdivisions	2,004	237,636	2,219	129,358	4,223	366,994
Corporate securities including public utilities	1,316	51,685	911	65,704	2,227	117,389
Total unrealized losses	$4,831	$848,028	$3,130	$195,062	$7,961	$1,043,090

Relevant holdings were comprised of four securities with fair values aggregating 98.8% of the aggregate amortized cost as of September 30, 2025. Relevant holdings were comprised of 15 securities with fair values aggregating 99.2% of the aggregate amortized cost as of December 31, 2024. No credit losses have been recognized for the three- and nine-month periods ended September 30, 2025, and 2024, since the unrealized losses are primarily the result of increases in interest rates. See Note 3 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of September 30, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$810,104	$810,295
Due in 2-5 years	941,887	945,094
Due in 5-10 years	100,307	100,181
Due in more than 10 years	156,685	154,506
Total	$2,008,983	$2,010,076

See Notes 3 and 8 for additional information regarding restricted assets and cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2025 (Unaudited)

16) Accumulated Other Comprehensive Income (loss)

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Unrealized gains on fixed maturity securities available for sale	$3,546,952	$10,595,637	$9,978,130	$8,809,823
Amounts reclassified into net earnings	(193,672)	(152,147)	(142,876)	(148,472)
Net unrealized gains before taxes	3,353,280	10,443,490	9,835,254	8,661,351
Tax (expense)	(704,684)	(2,198,474)	(2,066,384)	(1,824,502)
Net	2,648,596	8,245,016	7,768,870	6,836,849
Unrealized gains on restricted assets (1)	7,118	9,353	6,586	5,770
Tax (expense)	(1,773)	(2,330)	(1,641)	(1,437)
Net	5,345	7,023	4,945	4,333
Unrealized gains on cemetery perpetual care trust investments (1)	4,056	4,263	5,720	2,438
Tax (expense)	(1,010)	(1,062)	(1,425)	(607)
Net	3,046	3,201	4,295	1,831
Other comprehensive income changes	$2,656,987	$8,255,240	$7,778,110	$6,843,013

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of September 30, 2025:

	Beginning Balance December 31, 2024	Change for the period	Ending Balance September 30, 2025
Unrealized gains (losses) on fixed maturity securities available for sale	$(6,941,915)	$7,768,870	$826,955
Unrealized gains (losses) on restricted assets (1)	(4,126)	4,945	819
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(5,225)	4,295	(930)
Other comprehensive income (loss)	$(6,951,266)	$7,778,110	$826,844

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2024:

	Beginning Balance December 31, 2023	Change for the period	Ending Balance December 31, 2024
Unrealized losses on fixed maturity securities available for sale	$(6,876,629)	$(65,286)	$(6,941,915)
Unrealized gains (losses) on restricted assets (1)	(4,757)	631	(4,126)
Unrealized losses on cemetery perpetual care trust investments (1)	(4,172)	(1,053)	(5,225)
Other comprehensive loss	$(6,885,558)	$(65,708)	$(6,951,266)

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

The following table shows the condensed financial results of the insurance operations for the three- and nine-month periods ended September 30, 2025, and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Revenues from external customers:
Insurance premiums	$29,881	$30,011	0%	$89,846	$89,824	0%
Net investment income	19,279	17,106	13%	57,910	52,902	9%
Gains on investments and other assets	1,259	1,317	(4%)	2,423	2,195	10%
Other revenues	372	420	(11%)	1,423	1,141	25%
Intersegment revenues	2,044	2,066	(1%)	5,193	5,352	(3%)
Total segment revenues	$52,835	$50,920	4%	$156,795	$151,414	4%
Segment net earnings	$5,508	$9,706	(43%)	$16,057	$22,035	(27%)

Profitability for the nine month period ended September 30, 2025 decreased due to (a) a $5,991,000 increase in selling, general and administrative expenses, primarily attributable to a $3,623,000 increase in personnel expenses due to an annual increase in salaries and key new hires as a part of the Company’s growth strategy, (b) a $4,728,000 increase in amortization of deferred policy acquisition costs, (c) a $2,896,000 increase in death benefits, (d) a $354,000 increase in surrenders and other policy benefits (e) a $159,000 decrease in intersegment revenue, and (f) a $22,000 increase in interest expense, which were partially offset by (i) a $5,008,000 increase in net investment income, (ii) a $1,490,000 decrease in income tax expense, (iii) a $983,000 decrease in future policy benefits, (iv) a $282,000 increase in other revenues, (v) a $228,000 increase in gains on investments and other assets, (vi) a $157,000 decrease in intersegment expenses, and (vii) a $22,000 increase in insurance premiums and other considerations.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its eleven mortuaries in Utah and four mortuaries in New Mexico. The Company also sells cemetery services, products and land (burial plots) through its five cemeteries in Utah, one cemetery in San Diego County, California, and one cemetery in Santa Fe, New Mexico. At-need mortuary and cemetery product sales and services are recognized as revenue when the services are performed or when the products are delivered. Pre-need mortuary and cemetery product sales and services are deferred until the merchandise is delivered, or services are performed. Revenue for pre-need cemetery land sales is recognized at the time of sale, and land is removed from inventory.

The following table shows the condensed financial results of the cemetery and mortuary operations for the three- and nine-month periods ended September 30, 2025, and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$3,624	$3,598	1%	$11,428	$11,776	(3%)
Mortuary revenues	3,517	3,216	9%	10,271	9,755	5%
Net investment income	642	478	34%	1,529	2,137	(28%)
Gains on investments and other assets	712	1,125	(37%)	1,193	1,504	(21%)
Other revenues	433	126	244%	767	436	76%
Interesegment revenues	86	86	0%	254	255	0%
Total segment revenues	$9,014	$8,629	4%	$25,442	$25,863	(2%)
Segment net earnings	$2,287	$2,123	8%	$5,355	$5,959	(10%)

Profitability in the nine month period ended September 30, 2025 decreased due to (a) a $701,000 increase in selling, general and administrative expenses, primarily attributable to a $555,000 increase in personnel expenses, (b) a $608,000 decrease in net investment income, (c) a $311,000 decrease in gains on investments and other assets, (d) a $240,000 decrease in cemetery pre-need sales, (e) a $108,000 decrease in cemetery at-need sales, and (f) a $1,000 decrease in intersegment revenues, which were partially offset by (i) a $516,000 increase in mortuary at-need sales, (ii) a $331,000 increase in other revenues, (iii) a $303,000 decrease in income tax expense, (iv) a $101,000 decrease in cost of goods and services sold, (v) a $92,000 decrease in amortization of deferred policy acquisition costs, and (vi) a $22,000 decrease in intersegment expenses.

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

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 0.43% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

Mortgage rates have followed the US Treasury yields in response to inflation and slowing new home sales. As expected, the lack of mortgage rate reductions has resulted in a decrease in loan originations classified as ‘refinance.’ Higher than anticipated mortgage rates have also had a negative effect on loan originations classified as ‘purchases’ although not as significant as those in the refinance classification.

For the nine-month periods ended September 30, 2025, and 2024, SecurityNational Mortgage originated 5,216 loans ($1,756,289,000 total volume) and 5,505 loans ($1,723,036,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three- and nine-month periods ended September 30, 2025, and 2024. See Note 7 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$20,378	$17,982	13%	$57,518	$51,388	12%
Income from loan originations	8,953	9,462	(5%)	24,551	25,619	(4%)
Change in fair value of loans held for sale	(203)	2,960	(107%)	404	3,856	(90%)
Change in fair value of loan commitments	11	(180)	(106%)	960	812	18%
Net investment income	189	216	(13%)	455	751	(39%)
Gains (losses) on investments and other assets	1	(1,094)	100%	85	(1,059)	108%
Other revenues	279	1,532	(82%)	844	2,216	(62%)
Intersegment revenues	76	138	(45%)	272	430	(37%)
Total segment revenues	$29,684	$31,016	(4%)	$85,089	$84,013	1%
Segment net earnings (loss)	$20	$2	900%	$(2,752)	$(1,416)	94%

Losses for the nine month period ended September 30, 2025 increased due to (a) a $3,452,000 decrease in the fair value of loans held for sale, (b) a $2,075,000 increase in commissions, (c) a $1,371,000 decrease in other revenues, (d) a $1,197,000 increase in other expenses, (e) a $1,068,000 decrease in income from loan originations, (f) a $443,000 increase in costs related to funding mortgage loans, (g) a $337,000 increase in advertising expenses, (h) a $296,000 increase in interest expense, (i) a $296,000 decrease in net investment income, and (j) a $157,000 decrease in intersegment revenues, which were partially offset by (i) a $6,130,000 increase in secondary gains from investors, (ii) a $1,144,000 increase in gains on investments and other assets, (iii) a $1,132,000 decrease in rent and rent related expenses, (iv) a $452,000 increase in income tax benefit, (v) a $213,000 decrease in personnel expenses, (vi) a $148,000 increase in the fair value of loan commitments, and (vii) a $138,000 decrease in intersegment expenses.

Consolidated Results of Operations

Three-month period ended September 30, 2025, Compared to Three-month period ended September 30, 2024

Total revenues increased by $1,052,000, or 1.2%, to $89,326,000 for the three-month period ended September 30, 2025, from $88,274,000 for the comparable period in 2024. Contributing to this increase in total revenues was a $2,310,000 increase in net investment income, a $624,000 increase in gains on investments and other assets, and a $327,000 increase in net mortuary and cemetery sales, which were partially offset by a $1,085,000 decrease in mortgage fee income, a $994,000 decrease in other revenues, and a $130,000 decrease in insurance premiums and other considerations.

Mortgage fee income decreased by $1,085,000, or 3.6%, to $29,139,000, for the three-month period ended September 30, 2025, from $30,224,000 for the comparable period in 2024. This decrease was primarily due to a $3,163,000 decrease in the fair value of loans held for sale and a $509,000 decrease in income from loan originations, which were partially offset by a $2,396,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market and a $191,000 increase in the fair value of loan commitments.

Insurance premiums and other considerations decreased by $130,000, or 0.4%, to $29,881,000 for the three-month period ended September 30, 2025, from $30,011,000 for the comparable period in 2024. This decrease was primarily due to an increase of $557,000 in renewal premiums, which was partially offset by a decrease of $687,000 in first year premiums.

Net investment income increased by $2,310,000, or 13.0%, to $20,109,000 for the three-month period ended September 30, 2025, from $17,799,000 for the comparable period in 2024. This increase was primarily attributable to a $3,117,000 increase in mortgage loan interest, a $517,000 increase in fixed maturity securities income, a $39,000 increase in equity securities income, and a $32,000 increase in policy loan interest, which were partially offset by a $953,000 decrease in interest on cash and cash equivalents, a $208,000 decrease in real estate income, a $137,000 increase in investment expenses, a $61,000 decrease in insurance assignment income, and a $36,000 decrease in other investment income.

Net mortuary and cemetery sales increased by $327,000, or 4.8%, to $7,141,000 for the three-month period ended September 30, 2025, from $6,814,000 for the comparable period in 2024. This increase was primarily due to a $301,000 increase in mortuary at-need sales, a $23,000 increase in cemetery at-need sales, and a $3,000 increase in cemetery pre-need sales.

Gains (losses) on investments and other assets increased by $624,000 to $1,972,000 in net gains for the three-month period ended September 30, 2025, from $1,348,000 in net gains for the comparable period in 2024. This increase in gains on investments and other assets was primarily due to a $1,161,000 increase in gains on mortgage loans held for investment and a $561,000 increase in gains on real estate, which were partially offset by a $929,000 decrease in gains on equity securities primarily attributable to decreases in the fair value of these equity securities, a $158,000 decrease in gains on other assets, and a $11,000 decrease in gains on fixed maturity securities.

Other revenues decreased by $994,000, or 47.8%, to $1,083,000 for the three-month period ended September 30, 2025, from $2,077,000 for the comparable period in 2024. This decrease was primarily due to a decrease of $994,000 in other miscellaneous revenues.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,580,000 or 6.8%, to $24,934,000 for the three-month period ended September 30, 2025, from $23,354,000 for the comparable period in 2024. This increase was primarily the result of a $1,612,000 increase in death benefits and a $180,000 increase in surrender and other policy benefits, which were partially offset by a $212,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $3,246,000, or 142.0%, to $5,533,000 for the three-month period ended September 30, 2025, from $2,287,000 for the comparable period in 2024. This increase was primarily due to an increase in the termination rate for deaths, lapses, policies moving to a reduced paid up status, and a shift in product mix.

Selling, general and administrative expenses increased by $1,286,000, or 2.8%, to $46,525,000 for the three-month period ended September 30, 2025, from $45,239,000 for the comparable period in 2024. This increase was primarily the result of a $1,409,000 increase in other expenses, a $269,000 increase in personnel expenses, a $119,000 increase in costs related to funding mortgage loans, and a $76,000 increase in advertising expense, which were partially offset by a $432,000 decrease in rent and rent related expenses, a $150,000 decrease in commissions, and a $5,000 decrease in depreciation on property and equipment.

Interest expense increased by $6,000, or 0.6%, to $1,067,000 for the three-month period ended September 30, 2025, from $1,061,000 for the comparable period in 2024. This increase was primarily due to an increase of $26,000 in interest expense on mortgage warehouse lines of credit for loans held for sale, which was partially offset by a decrease of $20,000 in interest expense on bank loans.

Cost of goods and services sold in mortuaries and cemeteries decreased by $4,000, or 0.4%, to $1,113,000 for the three-month period ended September 30, 2025, from $1,117,000 for the comparable period in 2024. This decrease was primarily due to a decrease of $20,000 in pre-need sales, which was partially offset by an increase of $16,000 in at-need sales.

In summary, total benefits and expenses were $79,173,000, or 88.6% of total revenues, for the three-month period ended September 30, 2025, as compared to $73,059,000, or 82.8% of total revenues, for the comparable period in 2024.

Nine-month period ended September 30, 2025, Compared to Nine-month period ended September 30, 2024

Total revenues increased by $6,354,000, or 2.5%, to $261,607,000 for the nine-month period ended September 30, 2025, from $255,253,000 for the comparable period in 2024. Contributing to this increase in total revenues was a $4,103,000 increase in net investment income, a $1,758,000 increase in mortgage fee income, a $1,061,000 increase in gains on investments and other assets, a $167,000 increase in net mortuary and cemetery sales, and a $22,000 increase in insurance premiums and other considerations, which were partially offset by a $758,000 decrease in other revenues.

Mortgage fee income increased by $1,758,000, or 2.2%, to $83,433,000, for the nine-month period ended September 30, 2025, from $81,675,000 for the comparable period in 2024.  This increase was primarily due to a $6,130,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market and a $148,000 increase in the fair value of loan commitments, which were partially offset by a $3,452,000 decrease in the fair value of loans held for sale, and a $1,068,000 decrease in income from loan originations.

Insurance premiums and other considerations increased by $22,000, less than a percentage point, to $89,846,000 for the nine-month period ended September 30, 2025, from $89,824,000 for the comparable period in 2024. This increase was primarily due to an increase of $1,432,000 in renewal premiums, which was partially offset by a decrease of $1,410,000 in first year premiums.

Net investment income increased by $4,103,000, or 7.4%, to $59,893,000 for the nine-month period ended September 30, 2025, from $55,790,000 for the comparable period in 2024. This increase was primarily attributable to a $7,704,000 increase in mortgage loan interest, a $1,183,000 increase in fixed maturity securities income, a $847,000 increase in insurance assignment income, a $134,000 increase in equity securities income, and a $21,000 increase in policy loan interest which were partially offset by a $2,415,000 increase in investment expenses, a $2,004,000 decrease in interest on cash and cash equivalents, a $1,175,000 decrease in real estate income, and a $192,000 decrease in other investment income.

Net mortuary and cemetery sales increased by $167,000, or 0.8%, to $21,699,000 for the nine-month period ended September 30, 2025, from $21,532,000 for the comparable period in 2024. This increase was primarily due to a $516,000 increase in mortuary at-need sales, which were partially offset by a $240,000 decrease in cemetery pre-need sales and a $109,000 decrease in cemetery at-need sales.

Gains (losses) on investments and other assets increased by $1,061,000, or 40.2% to $3,701,000 for the nine-month period ended September 30, 2025, from $2,640,000 for the comparable period in 2024. This increase in gains on investments and other assets was primarily due to a $1,161,000 increase in gains on mortgage loans held for investment, a $869,000 increase in gains on real estate, and a $6,000 increase in gains on fixed maturity securities, which were partially offset by a $833,000 decrease in gains on equity securities primarily attributable to decreases in the fair value of these equity securities and a $142,000 decrease in gains on other assets.

Other revenues decreased by $758,000, or 20.00%, to $3,034,000 for the nine-month period ended September 30, 2025, from $3,792,000 for the comparable period in 2024. This decrease was primarily due to a decrease of $713,000 in other miscellaneous revenues and a decrease of $45,000 in servicing fee revenue due to a decrease in the retention of mortgage servicing rights.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,267,000 or 3.1%, to $76,223,000 for the nine-month period ended September 30, 2025, from $73,956,000 for the comparable period in 2024. This increase was primarily the result of a $2,896,000 increase in death benefits and a $354,000 increase in surrender and other policy benefits, which were partially offset by $983,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $4,635,000, or 40.9%, to $15,968,000 for the nine-month period ended September 30, 2025, from $11,332,000 for the comparable period in 2024. This increase was primarily due to an increase in the termination rate for deaths, lapses, policies moving to a reduced paid up status, and a shift in product mix.

Selling, general and administrative expenses increased by $9,399,000, or 7.3%, to $138,351,000 for the nine-month period ended September 30, 2025, from $128,952,000 for the comparable period in 2024. This increase was primarily the result of a $3,966,000 increase in personnel expenses due to an annual increase in salaries and key new hires as a part of the Company’s growth strategy, a $3,480,000 increase in other expenses, a $2,319,000 increase in commissions, a $443,000 increase in costs related to funding mortgage loans, a $366,000 increase in advertising expense, and a $30,000 increase in depreciation on property and equipment, which were partially offset by a $1,205,000 decrease in rent and rent related expenses.

Interest expense increased by $317,000, or 10.0%, to $3,479,000 for the nine-month period ended September 30, 2025, from $3,162,000 for the comparable period in 2024. This increase was primarily due to an increase of $296,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and an increase of $21,000 in interest expense on bank loans.

Cost of goods and services sold in mortuaries and cemeteries decreased by $101,000, or 2.8%, to $3,526,000 for the nine-month period ended September 30, 2025, from $3,627,000 for the comparable period in 2024. This decrease was primarily due to a decrease of $87,000 in at-need sales and a decrease of $14,000 in pre-need sales.

In summary, total benefits and expenses were $237,547,000, or 90.8% of total revenues, for the nine-month period ended September 30, 2025, as compared to $221,030,000, or 86.6% of total revenues, for the comparable period in 2024.

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

As of September 30, 2025, SecurityNational Mortgage was not in compliance with the adjusted tangible net worth covenant of Western Alliance Bank’s warehouse line of credit. SecurityNational Mortgage is in the process of receiving waivers. In the unlikely event the Company is required to repay the outstanding advances of approximately $7,412,571 on the warehouse lines of credit, the Company has sufficient cash to do so. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During the nine-month periods ended September 30, 2025, and 2024, the Company’s operations provided cash of approximately $27,553,000 and of approximately $34,894,000, respectively. The decrease in cash provided by operations was due primarily to the decrease in net earnings.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $370,953,000 (at estimated fair value) and $348,774,000 (at estimated fair value) as of September 30, 2025, and December 31, 2024, respectively. This represented 35.4% and 38.0% of the total investments of the Company as of September 30, 2025, and December 31, 2024, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for the rating of bonds. As of September 30, 2025, 1.6% (or $5,882,000) and as of December 31, 2024, 2.4% (or $8,431,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of September 30, 2025, and December 31, 2024, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $488,478,000 as of September 30, 2025, as compared to $445,522,000 as of December 31, 2024. This increase was primarily due to an increase of $26,600,000 in stockholders’ equity and an increase of $16,356,000 in bank loans and other loans payable. Stockholders’ equity as a percent of total capitalization was 74.8% and 76.1% as of September 30, 2025, and December 31, 2024, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2024 was 7.0% as compared to a lapse rate of 4.4% for 2023. The 2025 lapse rate to date has been approximately the same as 2024.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was approximately $133,949,000 and $120,216,000 as of September 30, 2025, and December 31, 2024, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

The One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, significantly affected U.S. income tax law. The Company is currently assessing its impact; however, the Company does not expect a material impact to its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2025, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The executive officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On April 22, 2025, the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock. Purchases commenced April 23, 2025. The agreement is subject to the daily time, price, and volume conditions of Rule 10b-18. The agreement will expire on December 31, 2025.

The following table shows the Company’s repurchase activity during the three-month period ended September 30, 2025, under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
7/1/2025-7/31/2025	4,463	$10.22	-	94,565
8/1/2025-8/31/2025	-	-	-	94,565
9/1/2025-9/30/2025	-	-	-	94,565

Total	4,463	$10.22	-	94,565

(1)	Includes fees and commissions paid on stock repurchases.

(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company's employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on its estimated annual effective tax rate and cash tax position; however, the Company does not expect a material impact to its estimated effective tax rate in 2025.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: November 13, 2025	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

