Form 10-K
period 2025-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2026-03-16
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

☒

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

☐ Yes ☒ No

As of June 30, 2025, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was approximately $85,000,000, based on the $9.85 closing sale price of the Class A Common Stock as reported on The Nasdaq Global Select Market.

As of March 12, 2026, there were outstanding 22,432,763 shares of Class A Common Stock, $2.00 par value per share, and 3,587,237 shares of Class C Common Stock, $2.00 par value per share.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in Part III of this Report: the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Shareholders.

Security National Financial Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2025

PART I

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 42 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment consists of eleven mortuaries and five cemeteries in the state of Utah, one cemetery in the state of California, and one cemetery and four mortuaries in the state of New Mexico. The Company also engages in pre-need selling of funeral, cemetery, mortuary, and cremation services through its cemetery and mortuary locations. The mortgage segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes, and other real estate projects. The mortgage segment operates through 85 retail offices in 25 states and is an approved mortgage lender in several other states.

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

See Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the business segments of the Company.

Life Insurance

Products

The Company, through Security National Life, First Guaranty Insurance Company (“First Guaranty”), and Kilpatrick Life Insurance Company (“Kilpatrick”), issues and administers selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, limited-payment life, accident, and limited health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company’s insurance subsidiaries, Kilpatrick, Southern Security Life Insurance Company, Inc. (“Southern Security”) and Trans-Western Life Insurance Company (“Trans-Western”), do not actively write policies, but service and maintain policies that were issued prior to their acquisition by Security National Life.

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

Markets and Distribution

The Company is licensed to sell insurance in 42 states. In marketing its life insurance products, the Company seeks to locate, develop and service specific niche markets. The Company’s funeral plan policies are sold primarily to people who range in age from 45 to 85 and have low to moderate income. Most of the Company’s funeral plan premiums come from the states of Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Tennessee, Texas, and Utah.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2025:

	2025	2024	2023	2022		2021
Life Insurance
Policy/Certificate Count as of December 31	629,476	635,791	640,970	646,296		653,450
Insurance in force as of December 31 (in thousands)	$3,933,254	$3,947,671	$3,552,554	$3,446,836	(1)	$3,415,368	(1)
Premiums Collected (in thousands)	$118,519	$118,151	$113,584	$103,304		$99,006

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

The following table summarizes the annuity business for the five years ended December 31, 2025:

	2025	2024	2023	2022	2021
Annuities Policy/Certificate Count as of December 31	23,864	24,296	24,924	24,225	24,901
Deposits Collected (in thousands)	$10,564	$11,740	$10,946	$9,972	$9,719

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

Markets and Distribution

The Company marketed its diver’s accident insurance policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2025:

	2025	2024	2023	2022	2021
Accident and Health Policy/Certificate Count as of December 31	6,886	7,592	9,379	11,132	12,494
Premiums Collected (in thousands)	$171	$188	$216	$543	$353

Reinsurance

The primary purpose of reinsurance is to enable an insurance company to issue an insurance policy in an amount larger than the risk the insurance company is willing to assume for itself. The insurance company remains obligated for the amounts reinsured (ceded) in the event the reinsurers do not meet their obligations.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are generally renewed annually. The premiums paid by the Company are based on several factors, primarily including the age of the insured and the risk ceded to the reinsurer.

It is the Company’s policy to retain no more than $100,000 of ordinary insurance per life insured, with the excess risk being reinsured. The total policy amount of life insurance reinsured by other companies as of December 31, 2025 and 2024, was $316,251,000 and $325,189,000, which represented approximately 8.0% and 8.2% of the Company’s total life insurance policy amount in force on that date, respectively.

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

The Company’s life insurance subsidiaries are currently subject to regulations in Utah, Louisiana, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the relevant state insurance department when they are deemed “extraordinary” under relevant state law. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies every three to five years. The Company’s life insurance subsidiaries completed their last examinations in 2021 and 2022 for the period ending December 31, 2020 and the resulting final examination reports were approved by the insurance departments and are public records. Security National Life, First Guaranty, Kilpatrick, Southern Security, and Trans-Western are currently under examination by the insurance departments for the years 2021-2024.

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

Human Capital Management

As of December 31, 2025, the Company employed 1,035 full-time and 208 part-time employees. Of the full-time employees, 652 were employed by the mortgage segment, 386 by the life insurance segment, and 205 by the cemetery and mortuary segment. The Company requires monthly acknowledgement of its anti-discrimination and anti-harassment policies and communicates to its employees how to report concerns that relate to their employment experience.

Employee Benefits

All eligible employees may elect coverage under the Company’s group health (including health savings and flexible spending), retirement, supplemental life and voluntary benefit programs. As of December 31, 2025, 677 employees had elected to participate in the Company’s group health insurance plans.

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

Item 2. Properties

The tables below set forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount		Expiration
433 W. Ascension Way	Salt Lake City	UT	Corporate Headquarters, Insurance Operations, Cemetery and Mortuary Operations, Mortgage Operations and Sales	Owned	221,000		N/A	N/A
1818 Marshall Street	Shreveport	LA	Insurance Operations	Owned	12,274		N/A	N/A
1080 River Oaks Drive Suite #B204	Flowood	MS	Insurance Sales	Leased	2,685		$3,994 / mo	8/31/2028
9440 Viscount Blvd. Suite 230	El Paso	TX	Insurance Sales	Leased	2,270		$3,405 / mo	11/30/2028
79 E. Main Street	Midway	UT	Funeral Service Sales	Leased	4,476		$6,774 / mo	12/31/2030
200 Market Way	Rainbow City	AL	Fast Funding Operations	Leased	20,140		$10,490 / mo	1/31/2030
3612 W. Southern Hills Blvd. #5	Rogers	AR	Mortgage Sales	Leased	1,560		$2,600 / mo	8/31/2028
5100 N. 99th Ave., #101	Phoenix	AZ	Mortgage Sales	Sub-Leased	3,940		$3,575 / mo	month to month
1951 W. Camelback Rd. #200	Phoenix	AZ	Mortgage Sales	Leased	2,446		$4,281 / mo	1/31/2026
1360 N. Bullard Ave., #I-207 & J-208	Goodyear	AZ	Mortgage Sales	Leased	280		$3,718 / mo	8/31/2026
1630 S. Stapley Dr. #206	Mesa	AZ	Mortgage Sales	Leased	5,197		$9,095 / mo	4/30/2026
705 E. Coronado Rd.	Phoenix	AZ	Mortgage Sales	Leased	1,287		$4,950 / mo	month to month
2301 S. Stearman Dr. #3	Chandler	AZ	Mortgage Sales	Leased	144		$1,200 / mo	month to month
15150 W. Park Place #2041	Goodyear	AZ	Mortgage Sales	Leased	300		$1,099 / mo	10/31/2026
40977 Oak Dr.	Forest Falls	CA	Mortgage Sales	Leased	250	$	- / mo	month to month
2934 E. Garvey Ave. South, #250	West Covina	CA	Mortgage Sales	Leased	500		$1,100 / mo	month to month
7398 Fox Trail #B	Yucca Valley	CA	Mortgage Sales	Leased	900		$550 / mo	month to month
155 S. Highway 101 #7	Solana Beach	CA	Mortgage Sales	Leased	2,000		$7,879 / mo	8/22/2026
2455 Bennett Valley Rd. #C107	Santa Rosa	CA	Mortgage Sales	Leased	849		$1,750 / mo	7/31/2026
27 Main St., #C104B	Edwards	CO	Mortgage Sales	Leased	680		$1,950 / mo	month to month
5982 S. Zenos Ct	Aurora	CO	Mortgage Sales	Leased	50	$	- / mo	month to month
5475 Tech Center Drive #215	Colorado Springs	CO	Mortgage Sales	Leased	790		$1,218 / mo	12/31/2027
7800 E. Union Ave. #930	Denver	CO	Mortgage Sales	Leased	2,062	$	- / mo	3/31/2027
447 Naubuc Ave. #110	Glastonbury	CT	Mortgage Sales	Leased	1,420		2485 / mo	3/31/2027
84 Broad Street 2nd Floor, #6	Milford	CT	Mortgage Sales	Leased	200		$650 / mo	month to month
8191 College Parkway, #201	Fort Myers	FL	Mortgage Sales	Leased	4,676		$5,112 / mo	7/31/2026
2350 Fruitville Rd. #101	Sarasota	FL	Mortgage Sales	Leased	2,455		$5,587 / mo	3/14/2026
10293 61st Ct N	Pinellas Park	FL	Mortgage Sales	Leased	100	$	- / mo	month to month
250 International Pkwy #118	Lake Mary	FL	Mortgage Sales	Leased	3,068		$3,812 / mo	3/31/2027
5666 Seminole Blvd. #128	Seminole	FL	Mortgage Sales	Leased	136		816.40 / mo	6/30/2026
2326 Del Prado Blvd. #18C	Cape Coral	FL	Mortgage Sales	Leased	200		400.00 / mo	4/30/2026
132 W. International Speedway Blvd. #15	Daytona Beach	FL	Mortgage Sales	Leased	60		500.00 / mo	3/31/2026
1800 Phoenix Blvd. #128-25	Atlanta	GA	Mortgage Sales	Leased	235		$850 / mo	month to month
3344 Peachtree Rd. NE #17	Atlanta	GA	Mortgage Sales	Leased	150		$1,294 / mo	month to month
3344 Peachtree Rd. NE #18	Atlanta	GA	Mortgage Sales	Leased	150		$1,294 / mo	month to month
4370 Kukui Grove St. #201	Lihue	HI	Mortgage Sales	Leased	864		$1,650 / mo	2/29/2028
677 Ala Moana Blvd. #609	Honolulu	HI	Mortgage Sales	Leased	716		$2,399 / mo	1/31/2026
1955 Main Street #301	Wailuku	HI	Mortgage Sales	Leased	500		1523.56 / mo	month to month
1350 Lake Street #6	Roselle	IL	Mortgage Sales	Leased	192		749.17 / mo	11/30/2026
1350 Lake Street #7	Roselle	IL	Mortgage Sales	Leased	192		749.17 / mo	11/30/2026
450 E. 96th Street #5008	Indianapolis	IN	Mortgage Sales	Leased	100		900 / mo	7/31/2026
450 E. 96th Street #5009	Indianapolis	IN	Mortgage Sales	Leased	100		900 / mo	7/31/2026
81 Boulder Drive,	Elizabethtown	KY	Mortgage Sales	Leased	100	$	- / mo	month to month
9300 SHELBYVILLE RD #1205	Louisville	KY	Mortgage Sales	Leased	2,453		$4,000 / mo	4/30/2026
8684 Veterans Hwy. #101	Millersville	MD	Mortgage Sales	Leased	4,018		$7,349 / mo	7/31/2026
960 S. 24th Street West Suite 1	Billings	MT	Mortgage Sales	Leased	200		$1,613 / mo	month to month
534 N. Higgins Ave.	Missoula	MT	Mortgage Sales	Leased	800		$2,266 / mo	6/28/2026
1980 Festival Plaza Dr. #850	Las Vegas	NV	Mortgage Sales	Leased	12,866		$49,277 / mo	3/31/2027
840 Pinnacle Ct. #3B	Mesquite	NV	Mortgage Sales	Leased	900		$720 / mo	month to month
2635 St. Rose Pkwy #D100	Henderson	NV	Mortgage Sales	Leased	5,788		$13,775 / mo	11/30/2030
2546 Findlater	Henderson	NV	Mortgage Sales	Leased	120	$	- / mo	month to month
1180 N. Town Center Dr. #265	Las Vegas	NV	Mortgage Sales	Leased	2,638		$7,888 / mo	9/30/2027
650 S. Green Valley Pkway #130	Henderson	NV	Mortgage Sales	Leased	215		$600 / mo	month to month
100 S. Juniper 3rd Floor #A05	Philadelphia	PA	Mortgage Sales	Leased	100		$141 / mo	month to month
670 Meridian Way #146	Westerville	OH	Mortgage Sales	Leased	100		$669 / mo	month to month
1000 W. Wilshire Blvd. #220	Oklahoma City	OK	Mortgage Sales	Leased	200		$550 / mo	month to month
3115 NE Sandy Blvd #227	Portland	OR	Mortgage Sales	Leased	580		$1,195 / mo	9/30/2027

Item 2. Properties (Continued)

Street	City	State	Function	Owned / Leased	Approximate Square Footage	Lease Amount		Expiration
3970 Post Rd. #2PH	Warwick	RI	Mortgage Sales	Leased	391		$875 / mo	month to month
3292 Winbrook Dr.	Memphis	TN	Mortgage Sales	Leased	169		$300 / mo	month to month
1213 East Alton Gloor Blvd. #H	Brownsville	TX	Mortgage Sales	Leased	2,000		$2,400 / mo	2/28/2026
722 Kiowa Dr. West	Lake Kiowa	TX	Mortgage Sales	Leased	150	$	- / mo	month to month
30417 Fifth Street #B	Fulshear	TX	Mortgage Sales	Leased	1,000		$1,351 / mo	month to month
4908 North Midkiff Rd.	Midland	TX	Mortgage Sales	Leased	1,550		$3,000 / mo	month to month
462 Mid Cities Blvd.	Hurst	TX	Mortgage Sales	Leased	1,640		$2,500 / mo	month to month
1600 Lee Travino #A-1	El Paso	TX	Mortgage Sales	Leased	1,535		$2,110 / mo	month to month
10000 Central Expressway #428	Dallas	TX	Mortgage Sales	Leased	200		$1,450 / mo	12/31/2026
5757 Flewellen Oaks Ln #104	Fulshear	TX	Mortgage Sales	Leased	100		$800 / mo	month to month
2100 Kramer Ln #900	Austin	TX	Mortgage Sales	Leased	5,634		$10,719 / mo	7/31/2029
10024 County Rd. 1016	Burleson	TX	Mortgage Sales	Leased	100	$	- / mo	month to month
2001 Timberloch Pl #500-31	The Woodlands	TX	Mortgage Sales	Leased	100		$1,043 / mo	3/1/2026
1526 Katy Gap Rd #802	Katy	TX	Mortgage Sales	Leased	1,237		$3,500 / mo	month to month
14090 SW Freeway STE 300 #374	Sugarland	TX	Mortgage Sales	Leased	140		$1,246 / mo	month to month
800 Town & Country Blvd STE 500 #369	Houston	TX	Mortgage Sales	Leased	100		$1,239 / mo	month to month
800 Town & Country Blvd STE 500 #370	Houston	TX	Mortgage Sales	Leased	100		$1,239 / mo	month to month
25329 Budde Rd #1001	Spring	TX	Mortgage Sales	Leased	1,200		$1,800 / mo	month to month
402 E. Edgewood DR STE A	Friendswood	TX	Mortgage Sales	Leased	2,500		$2,500 / mo	month to month
23302 W. Fernhurst Dr. #300	Katy	TX	Mortgage Sales	Leased	100	$	- / mo	month to month
126 W. Sego Lily Dr. #130	Sandy	UT	Mortgage Sales	Leased	2,794		$7,251 / mo	1/31/2027
497 S. Main #E	Ephraim	UT	Mortgage Sales	Leased	1,884		$2,200 / mo	5/31/2027
1350 E. 300 S. 3rd Floor	Lehi	UT	Mortgage Sales	Leased	15,446		$40,726 / mo	12/22/2026
2455 E. Parleys Way #150	Salt Lake City	UT	Mortgage Sales	Leased	5,256		$2,917 / mo	7/31/2030
998 N. 1200 W. #104	Orem	UT	Mortgage Sales	Leased	2,162		$5,992 / mo	month to month
162 N. 400 E #C205	St. George	UT	Mortgage Sales	Leased	1,177		$2,439 / mo	4/30/2026
500 E. Village Blvd. #108	Stansbury Park	UT	Mortgage Sales	Leased	200		$600 / mo	month to month
15650 NE Fourth Blvd. #101	Vancouver	WA	Mortgage Sales	Leased	200		$495 / mo	month to month
402 E. Main Street #130-#140-#150	Vancouver	WA	Mortgage Sales	Leased	1,200		$4,231 / mo	9/30/2026
1508 24th Ave. #23	Kenosha	WI	Mortgage Sales	Leased	250	$	- / mo	month to month
27903 99th Street	Trevor	WI	Mortgage Sales	Leased	300	$	- / mo	month to month
2527 S. Business Dr.	Sheboygan	WI	Mortgage Sales	Leased	980		$1,230 / mo	month to month
15430 Neuberry Ct.	Brookfield	WI	Mortgage Sales	Leased	100	$	- / mo	month to month
80 East 1st Ave.	Afton	WY	Mortgage Sales	Leased	183		$650 / mo	2/28/2026

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The Company may enter into additional leases, modify existing leases or extend current leases based on its assessments of current market demand for its services. Those leases are expected to be month to month where possible.

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

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock trades on The Nasdaq Global Select Market under the symbol “SNFCA.” As of March 12, 2026, the closing stock price of the Class A Common Stock was $8.67 per share. As of March 12, 2026, there were 1,521 registered stockholders of record of the Company’s Class A Common Stock and 43 registered stockholders of record of the Company’s Class C Common Stock. Because many of the Company’s shares of Class A Common Stock are held by brokers and other institutions on behalf of the stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

The following were the high and low market closing stock prices for the Class A Common Stock by quarter as reported by NASDAQ since January 1, 2024:

	Price Range (1)
	High	Low
Period (Calendar Year)
2024
First Quarter	$8.20	$6.91
Second Quarter	$7.62	$5.90
Third Quarter	$8.76	$7.10
Fourth Quarter	$12.78	$8.69

2025
First Quarter	$12.82	$10.77
Second Quarter	$10.81	$8.53
Third Quarter	$9.91	$8.35
Fourth Quarter	$9.44	$7.76

2026
First Quarter (through March 12, 2026)	$9.36	$8.53

(1) Stock prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not registered or traded on a national exchange. See Note 18 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as its Board of Directors may deem appropriate. The Company paid a 5% stock dividend on Class A and Class C Common Stock each year from 1990 through 2019, a 7.5% stock dividend for the year 2020, and a 5.0% stock dividend for the years 2021 through 2025.

The Company did not have any share repurchases during the three-month period ended December 31, 2025. The Company did not have a 10b5-1 share repurchase plan in effect during the three-month period ended December 31, 2025. On February 16, 2026, the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock. Purchases may commence on March 16, 2026. The agreement is subject to the daily time, price, and volume conditions of Rule 10b-18. The agreement expires on December 31, 2026.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Plan or Program
10/1/2025-10/31/2025	-	$-	-	94,565
11/1/2025-11/30/2025	-	-	-	94,565
12/1/2025-12/31/2025	-	-	-	94,565
Total	-	$-	-	94,565

See Note 21 to Notes to the Consolidated Financial Statements for information about the Company’s equity compensation plans approved by security holders.

The graph below compares the cumulative total stockholder return of the Company’s Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2021 through December 31, 2025. The graph assumes that the value of the investment in the Company’s Class A Common Stock and in each of the indexes was $100 as of December 31, 2021 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A Common Stock.

$300
$250
$200
$150
$100
$50
$0
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
SNFC
S & P 500
S & P Insurance

	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
SNFC	100	83	108	151	119
S & P 500	100	81	100	123	144
S & P Insurance	100	108	116	145	148

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

Insurance Operations

The following table shows the condensed financial results for the Company’s insurance operations for 2025, and 2024. See Note 20 of the Notes to Consolidated Financial Statements. See Note 1 of the Notes to Consolidated Financial Statements regarding the adoption of ASU 2018-12.

	Years ended December 31 (in thousands of dollars)
	2025	2024	2025 vs 2024 % Increase (Decrease)
Revenues from external customers:
Insurance premiums	$119,757	$119,656	0%
Net investment income	76,379	68,255	12%
Gains on investments and other assets	3,229	2,055	57%
Other revenues	1,904	1,564	22%
Intersegment revenues	6,996	7,272	(4)%
Total segment revenues	$208,265	$198,802	5%
Segment net earnings	$29,439	$27,435	7%

Profitability for 2025 increased due to (a) a $8,124,000 increase in net investment income, (b) a $1,174,000 increase in gains on investments and other assets, (c) a $340,000 increase in other revenues, (d) a $219,000 decrease in intersegment expenses, and (e) a $101,000 increase in insurance premiums and other considerations, which were partially offset by (i) a $6,134,000 increase in selling, general and administrative expenses, (ii) a $711,000 increase in amortization of deferred policy acquisition costs, (iii) a $621,000 increase in income tax expense, (iv) a $276,000 decrease in intersegment revenue, (v) a $205,000 increase in policyholder benefits and claims, and (vi) a $7,000 increase in interest expense.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for 2025, and 2024. See Note 20 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2025	2024	2025 vs 2024 % Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$15,243	$16,101	(5)%
Mortuary revenues	13,462	12,936	4%
Net investment income	2,345	2,569	(9)%
Gains on investments and other assets	1,347	873	54%
Other revenues	920	543	69%
Intersegment revenues	340	341	0%
Total segment revenues	$33,657	$33,363	1%
Segment net earnings	$6,584	$6,634	(1)%

Profitability in 2025 decreased due to (a) a $888,000 decrease in cemetery pre-need sales, (b) a $570,000 increase in selling, general and administrative expenses, (c) a $223,000 decrease in net investment income, (d) an $8,000 increase in income tax expense, and (e) a $2,000 increase in interest expense, which were partially offset by (i) a $526,000 increase in mortuary at-need sales, (ii) a $474,000 increase in gains on investments and other assets, (iii) a $377,000 increase in other revenues, (iv) a $143,000 decrease in costs of goods and services sold, (v) a $63,000 decrease in amortization of deferred policy acquisition costs, (vi) a $29,000 increase in cemetery at-need sales, and (vii) a $29,000 decrease in intersegment expenses.

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

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the MSRs on approximately 0.85% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

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

For 2025, and 2024, SecurityNational Mortgage originated 6,844 loans ($2,296,055,000 total volume) and 7,269 loans ($2,295,830,000 total volume), respectively.

The following table shows the condensed financial results for the Company’s mortgage operations for 2025, and 2024. See Note 20 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2025	2024	2025 vs 2024 % Increase (Decrease)
Revenues from external customers:
Secondary gains from investors	$75,817	$70,355	8%
Income from loan originations	32,609	33,604	(3)%
Change in fair value of loans held for sale	616	2,870	(79)%
Change in fair value of loan commitments	(833)	730	(214)%
Net investment income	614	902	(32)%
Gains (losses) on investments and other assets	60	(986)	106%
Other revenues	1,118	2,497	(55)%
Intersegment revenues	354	573	(38)%
Total segment revenues	$110,355	$110,545	0%
Segment net loss	$(3,871)	$(4,949)	22%

Losses in 2025 compared to 2024 decreased due to (a) a $5,462,000 increase in secondary gains from investors, (b) a $3,076,000 decrease in personnel expenses, (c) a $1,302,000 decrease in rent and rent related expenses, (d) a $1,046,000 increase in gains on investments and other assets, (e) a $248,000 decrease in intersegment expenses, and (f) a $13,000 decrease in depreciation on property and equipment, which were partially offset by (i) a $2,254,000 decrease in the fair value of loans held for sale, (ii) a $1,563,000 decrease in the fair value of loan commitments, (iii) a $1,379,000 decrease in other revenues, (iv) a $994,000 decrease in income from loan originations, (v) an $845,000 increase in commissions, (vi) an $833,000 increase in other expenses, (vii) a $488,000 increase in costs related to funding mortgage loans, (viii) a $390,000 increase in advertising expenses, (iv) a $374,000 increase in income tax expense, (x) a $287,000 decrease in net investment income, (xi) a $255,000 increase in interest expense, (xii) a $220,000 decrease in intersegment revenues, and (xiii) a $187,000 increase in data processing and IT related expenses.

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

Two of these policies, discussed below, relate to critical estimates because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Actual results could differ from those estimates.

The Company’s Management and the Audit Committee of the Board of Directors have reviewed and approved the accounting policies associated with these critical estimates.

Future Policy Benefits

A liability for future policy benefits is accrued as premium revenue is recognized, which is the present value of expected future policy benefits to be paid to or on behalf of policyholders less the present value of expected future net premiums to be collected from policyholders. This liability is calculated using a discount rate assumption that is an upper-medium grade fixed-income instrument yield as provided by Bloomberg’s Evaluated Pricing (“BVAL”) methodology. This discount rate for a particular cohort is locked-in when that cohort is closed to new contracts and is used for purposes of interest accretion for the future policy benefits liability and is reflected in policyholder benefits and claims on the consolidated statements of earnings. The current rate as of each reporting date is used to calculate an adjusted future policy benefit liability and is recognized through accumulated other comprehensive income (“AOCI”). Other assumptions include best-estimate mortality and lapse rates that are based on the company’s historical experience, industry data, and other factors; also estimates of expected non-level costs, such as termination or settlement costs. Routine policy maintenance costs are not included. These assumptions are reviewed at least annually. Any changes to these assumptions will be reflected in policyholder benefits and claims on the consolidated statements of earnings. The DPL equals accumulated deferrals (prior to and including the valuation date) minus accumulated amortization, where “deferrals” equals the difference between gross and net premium, and “amortization” equals the product of the measure of in force policies (units in force) and an amortization ratio which is updated at the same time as the net premium ratio.

Deferred Acquisition Costs and Value of Business Acquired

Commissions and other acquisition costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business that have been incurred are deferred. For traditional long-duration life insurance products, deferred policy acquisition costs (“DAC”) are amortized on a constant-level basis established on a cohort-grouped contract basis over the expected term of the related contracts, with the amortization basis being units in force using assumptions consistent with those used in computing the liability for future policy benefits. For policyholder account balance insurance products, DAC is amortized using the policy counts for annuities and units in-force for interest sensitive life products. Deferred acquisition costs are written off when policies terminate.

Value of business acquired (“VOBA”) is the present value of estimated future profits of the acquired business and is amortized the same way as DAC.

Results of Consolidated Operations

2025 Compared to 2024

Total revenues increased by $10,065,000, or 3.0%, to $344,588,000 for 2025 from $334,523,000 for 2024. Contributing to this increase in total revenues was primarily a $7,613,000 increase in net investment income, a $2,695,000 increase in gains on investments and other assets, a $651,000 increase in mortgage fee income, and a $101,000 increase in insurance premiums and other considerations. This increase in total revenues was offset by a $662,000 decrease in other revenues and a $333,000 decrease in net cemetery and mortuary sales.

Mortgage fee income increased by $651,000, or 0.6%, to $108,209,000 for 2025, from $107,558,000 for 2024. This increase was primarily due to a $5,462,000 increase in secondary gains from mortgage loans sold to third-party investors into the secondary market. This increase in mortgage fee income was partially offset by a $3,817,000 decrease in the fair value of loans held for sale and loan commitments and a $994,000 decrease in loan fees and interest income net of the provision for loan loss reserve.

Insurance premiums and other considerations increased by $101,000, or 0.1%, to $119,757,000 for 2025, from $119,656,000 for 2024. This increase was primarily due to an increase of $2,564,000 in renewal premiums due to the growth of the Company in recent years, particularly in whole life products, which resulted in more premium paying policies in force. This increase was partially offset by a decrease of $2,463,000 in first year premiums because of decreased preneed insurance sales.

Net investment income increased by $7,613,000, or 10.6%, to $79,338,000 for 2025, from $71,725,000 for 2024. This increase was primarily attributable to a $9,875,000 increase in mortgage loan interest, a $1,603,000 increase in fixed maturity securities income, a $928,000 increase in insurance assignment income, $258,000 increase in rental income from real estate held for investment, a $189,000 increase in income in other investments, a $156,000 increase in equity securities income, and a $12,000 increase in policy loan income. This increase was partially offset by a $2,773,000 increase in investment expenses and a $2,635,000 decrease in interest on cash and cash equivalents.

Net mortuary and cemetery sales decreased by $333,000, or 1.1%, to $28,704,000 for 2025, from $29,037,000 for 2024. This decrease was primarily due to an $888,000 decrease in cemetery pre-need sales. This decrease was partially offset by a $526,000 increase in mortuary at-need sales and a $29,000 increase in cemetery at-need sales.

Gains on investments and other assets increased by $2,695,000, or 138.8%, to $4,636,000 for 2025, from $1,942,000 for 2024. This increase in gains on investments and other assets was primarily due to a $1,167,000 increase in gains on mortgage loans held for investment, an $864,000 increase in gains on real estate held for investment and sale, and an $856,000 increase in gains on equity securities mostly attributable to increases in the fair value of these equity securities. This increase was partially offset by a $101,000 decrease in gains on fixed maturity securities and a $91,000 decrease in gains on other investments and assets.

Other revenues decreased by $662,000, or 14.4%, to $3,942,000 for 2025 from $4,604,000 for 2024. This decrease was primarily attributable to a $1,350,000 legal settlement that was received in 2024, which was partially offset by an increase in other miscellaneous revenues in 2025.

Total benefits and expenses were $303,178,000, or 88.0% of total revenues for 2025, as compared to $297,149,000, or 88.8% of total revenues for 2024.

Policyholder benefits and claims increased by an aggregate of $205,000, or 0.2%, to $100,818,000 for 2025, from $100,613,000 for 2024. This increase was primarily the result of a $2,306,000 increase in death benefits and a $485,000 increase in surrender and other policy benefits. This increase was partially offset by a $2,586,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $648,000, or 5.9%, to $11,661,000 for 2025, from $11,013,000 for 2024. This increase is due to a $689,000 increase in the amortization of deferred policy and pre-need acquisition costs due to an increase in the average outstanding balance. This increase was partially offset by a $41,000 decrease in the amortization of value of business acquired due to no new deferrals and a decreasing average outstanding balance.

Selling, general and administrative expenses increased by an aggregate of $5,055,000, or 2.9%, to $181,520,000 for 2025, from $176,465,000 for 2024. This increase was primarily the result of a $3,370,000 increase in other expenses, a $2,067,000 increase in personnel expenses, a $488,000 increase in costs related to funding mortgage loans, a $400,000 increase in advertising expenses, a $76,000 increase in commissions, and a $42,000 increase in depreciation on property and equipment. This increase was partially offset by a $1,386,000 decrease in rent and rent related expenses.

Interest expense increased by $265,000, or 6.2%, to $4,519,000 for 2025, from $4,254,000 for 2024. This increase was primarily due to an increase of $256,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and an increase of $9,000 in interest expense on bank loans.

Income tax expense increased by $1,002,000, or 12.1%, to $9,257,000 for 2025, from $8,255,000 for 2024. This increase was primarily due to an increase in earnings before income taxes for 2025 compared to 2024. The Company’s overall effective tax rate increased from 22.1% for 2024 to 22.4% in 2025, a 0.3% increase in the effective tax rate or a 1.4% change. This increase was partially due to an increase in non-deductible items.

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

During 2025 and 2024 the Company decreased its loan loss reserve by $312,000 and increased its loan loss reserve by $150,000, respectively, for loan originations, and the charges have been included in mortgage fee income. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2025 and 2024, the balances were $384,000 and $697,000, respectively. The Company believes the loan loss reserve represents probable loan losses incurred as of December 31, 2025. There is a risk, however, that future loan losses may exceed the loan loss reserve.

As of December 31, 2025, the Company’s mortgage loans held for investment portfolio consisted of mortgage loans in an aggregate principal amount of $6,516,000 with delinquencies exceeding 90 days. Of this amount, loans with an aggregate principal amount of $1,204,000 were in foreclosure proceedings. The Company has not received or recognized any interest income on the $6,516,000 in mortgage loans with delinquencies exceeding 90 days. During 2025 and 2024, the Company increased its allowance for credit losses by $704,000 and decreased it by $1,934,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The main reasons for the increase in 2025 when compared to 2024 were due to an increase in the commercial loan held for investment portfolio and in the residential construction loan held for investment portfolio. The allowances for credit losses on the Company’s mortgage loans held for investment portfolio as of December 31, 2025 and 2024 were $2,589,000 and $1,885,000, respectively.

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

As of December 31, 2025, SecurityNational Mortgage was not in compliance with the net income covenant of the US Bank, Western Alliance Bank and JP Morgan Chase Bank warehouse lines of credit. SecurityNational Mortgage has since received waivers from each of these lenders with respect to this covenant. In the unlikely event the Company is required to repay the outstanding advances of approximately $4,173,449 on the warehouse lines of credit, the Company has sufficient cash to do so. The Company has also performed an analysis of its funding capacities from both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

During 2025 and 2024, the Company’s operations provided cash of $45,540,000 and of $57,320,000, respectively. The decrease in cash provided by operations was due primarily to a decrease in proceeds from loans held for sale.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans held for sale. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $365,986,000 (at estimated fair value) and $348,774,000 (at estimated fair value) as of December 31, 2025, and 2024, respectively. This represented 35.2% and 38.0% of the total investments of the Company as of December 31, 2025, and 2024, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for the rating of bonds. As of December 31, 2025, 1.6% (or $5,825,000) and as of December 31, 2024, 2.4% (or $8,431,000) of the insurance subsidiaries’ total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities available for sale and for the schedule of principal payments for mortgage loans held for investment.

See Note 15 of the Notes to Consolidated Financial Statements for a description of the Company’s sources of liquidity.

If market conditions were to cause interest rates to change, the fair value of the Company’s fixed income portfolio (of approximately $705,213,000), which includes bonds, preferred stocks and mortgage loans held for investment, could change by the following amounts based on the respective basis point swing (the change in the fair values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Fair Value	$50,112	$22,837	$(23,334)	$(47,001)
(in thousands)

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of December 31, 2025 and 2024, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank loans and other loans payable were $508,757,000 and $488,639,000 as of December 31, 2025 and 2024, respectively. This increase was primarily due to a $28,470,000 increase in stockholders’ equity, which was partially offset by a decrease of $8,352,000 in bank loans and other loans payable. Stockholders’ equity as a percentage of total capitalization was 80.7% and 78.2% as of December 31, 2025 and 2024, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 7.2% for 2025 as compared to a rate of 7.0% for 2024.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was $139,068,000 and $120,216,000 as of December 31, 2025 and 2024, respectively. The life insurance subsidiaries cannot pay dividends to their parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of December 31, 2025, the Company’s commitments were approximately $201,220,000 for these loans, of which $158,908,000 had been drawn. The Company advances funds in accordance with the loan agreements once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

Contractual Obligations

In the ordinary course of the Company’s operations, the Company enters certain contractual obligations. Such obligations include operating leases for office space, agreements with respect to borrowed funds and future policy benefits. See Notes 15, 16, and 24 of the Notes to Consolidated Financial Statements for more information about these obligations.

Captive Insurance Participation

The Company has a limited equity interest in a captive insurance entity (the “Captive’) that provides workers compensation, general liability and automobile insurance . This program permits the Company to pool insurance risks and resources with like-minded companies in order to obtain more competitive pricing for claims administration, stop loss insurance premiums and to limit its risk of loss in any particular year. The Captive also provides access to a wide array of safety-related services and regular safety training to help the Company control claims. The maximum exposure to a loss related to the Company’s involvement in the Captive is limited to approximately $443,758, which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 24 of the Notes to Consolidated Financial Statements for additional discussion of commitments associated with the insurance program. The Company has been a member of the Captive since 2006 and does not expect any material losses to result from the issuance of the standby letter of credit given the Company’s past performance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Security National Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the two years ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting, measurement, and disclosure of long-duration contracts effective December 31, 2025, using the modified retrospective method applied as of the transition date of January 1, 2024, due to adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The adoption is also communicated as a critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of Accounting Pronouncements - Targeted Improvements to the Accounting for Long-Duration Contracts - Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

The Company adopted Accounting Standards Update (ASU) 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) on December 31, 2025 using the modified retrospective application as of the transition date of January 1, 2024.

The adoption of ASU 2018-12 significantly modified the Company’s accounting for and disclosure of long-duration life insurance contracts. We identified the adoption of ASU 2018-12 as a critical audit matter because of the need to involve actuarial specialists to evaluate assumptions and valuation models, the extent of audit effort required, and the inherent complexity involved in the selection and application of new accounting policies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the adoption of ASU 2018-12 included the following, among others:

●	We tested the effectiveness of controls over the application of new accounting policies and disclosure of the impact of adoption discussed in Note 1 to the financial statements, including controls over the valuation models and mortality and lapse assumptions used to estimate the liability for future policy benefits and amortization of deferred policy acquisition costs.

●	We evaluated the appropriateness of the Company’s selection and application of accounting policies in connection with the adoption of the ASU 2018-12.

●	With the assistance of our actuarial specialists, we evaluated the reasonableness of the valuation models and assumptions used to estimate the liability for future policy benefits and amortization of deferred policy acquisition costs.

Future Policy Benefits for Life Insurance Contracts and Amortization of Deferred Policy Acquisition Costs for Insurance Contracts – Certain Underlying Assumptions for Certain Products- Refer to Notes 1, 9, and 12 to the financial statements

Critical Audit Matter Description

The Company’s management sets assumptions in (1) estimating a liability for life insurance policy benefit payments that will be made in the future (future policy benefits for life insurance contracts) and (2) determining amortization of deferred policy acquisition costs for insurance contracts. The most significant assumptions include mortality and lapse. Assumptions are determined based on the company’s historical experience, industry data, and other factors. Given the inherent uncertainty of these assumptions, auditing the development of such assumptions involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the mortality and lapse assumptions used in the development of future policy benefits for life insurance contracts and the amortization of deferred policy acquisition costs for insurance contracts, included the following, among others:

●	We tested the effectiveness of controls over the development of these assumptions used in the valuation of future policy benefits and the amortization of deferred policy acquisition costs for certain insurance products, including the effectiveness of the controls over the underlying data.

●	We tested the underlying data used in the development of these assumptions as well as in the valuation of future policy benefits and the amortization of deferred policy acquisition costs for certain insurance products.

●	With the assistance of our actuarial specialists, we:

◌ Evaluated management’s methods, calculations and judgments regarding the development of these assumptions including evaluating the results of experience studies used as the basis for setting those assumptions.

◌ Evaluated on a sample basis, through independent calculation of future policy benefits and amortization of deferred policy acquisition costs, the mathematical accuracy of management’s calculations, the appropriateness of valuation models, and whether these assumptions were properly applied.

/s/ Deloitte & Touche LLP

Salt Lake City, UT

March 16, 2026

We have served as the Company’s auditor since 2017.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $382,401,293 and $376,012,071 for 2025 and 2024, respectively; net of allowance for credit losses of $579,450 and $420,993 for 2025 and 2024, respectively)	$382,777,918	$366,546,129
Equity securities at estimated fair value (cost of $12,206,559 and $11,386,454 for 2025 and 2024, respectively)	18,050,062	15,771,681
Mortgage loans held for investment (net of allowance for credit losses of $2,588,918 and $1,885,390 for 2025 and 2024, respectively)	322,435,385	301,747,358
Real estate held for investment (net of accumulated depreciation of $37,159,212 and $31,419,539 for 2025 and 2024, respectively)	214,897,130	197,693,338
Real estate held for sale	6,424,027	1,278,033
Other investments and policy loans (net of allowances for credit losses of $1,676,468 and $1,536,926 for 2025 and 2024, respectively)	85,223,293	74,855,041
Accrued investment income	9,054,645	8,499,168
Total investments	1,038,862,460	966,390,748
Cash and cash equivalents	102,256,828	140,546,421
Loans held for sale at estimated fair value	155,968,266	131,181,148
Receivables (net of allowance for credit losses of $1,428,672 and $1,678,531 for 2025 and 2024, respectively)	15,611,074	15,858,743
Restricted assets (including $16,106,168 and $12,323,535 for 2025 and 2024, respectively, at estimated fair value)	28,805,946	23,806,836
Cemetery perpetual care trust investments (including $6,575,744 and $5,689,706 for 2025 and 2024, respectively, at estimated fair value)	9,871,947	8,836,503
Receivable from reinsurers	13,655,373	13,816,663
Cemetery land and improvements	11,299,283	10,594,632
Mortgage servicing rights, net	2,528,459	2,939,878
Property and equipment, net	18,211,717	19,047,688
Deferred policy and pre-need contract acquisition costs	135,978,803	127,219,907
Value of business acquired	7,109,186	7,602,521
Goodwill	5,253,783	5,253,783
Other	16,431,479	21,366,843
Total Assets	$1,561,844,604	$1,494,462,314

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2025	2024
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$799,706,946	$752,080,658
Policyholder account balances	140,605,750	142,807,316
Unearned premium reserve	1,824,796	2,013,245
Bank and other loans payable	98,387,919	106,740,104
Deferred pre-need cemetery and mortuary contract revenues	22,991,603	20,168,405
Cemetery perpetual care obligation	5,918,776	5,642,693
Accounts payable	4,150,119	2,937,293
Other liabilities and accrued expenses	51,969,405	55,633,661
Income taxes	25,920,562	24,540,512
Total liabilities	1,151,475,876	1,112,563,887
Stockholders’ Equity
Preferred Stock:
Preferred stock - non-voting-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common Stock:
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 22,428,625 shares issued and outstanding as of December 31, 2025 and 22,321,559 (1) shares issued and outstanding as of December 31, 2024	44,857,250	42,510,012
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,587,237 shares issued and outstanding as of December 31, 2025 and 3,492,674 (1) shares issued and outstanding as of December 31, 2024	7,174,474	6,643,666
Additional paid-in capital	89,867,763	79,698,367
Accumulated other comprehensive income, net of taxes	28,762,123	33,719,629
Retained earnings	248,795,475	227,804,439
Treasury stock, at cost - 1,095,964 Class A shares and 104,604 Class C shares as of December 31, 2025; and 1,080,243 (1) Class A shares and 104,604 (1) Class C shares as of December 31, 2024	(9,088,357)	(8,477,686)
Total stockholders’ equity	410,368,728	381,898,427
Total Liabilities and Stockholders’ Equity	$1,561,844,604	$1,494,462,314

(1)	Issued and outstanding shares have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years Ended December 31,
	2025	2024
Revenues:
Insurance premiums and other considerations	$119,757,103	$119,655,745
Mortgage fee income	108,209,319	107,558,640
Net investment income	79,338,512	71,725,249
Net mortuary and cemetery sales	28,704,450	29,037,173
Gains on investments and other assets	4,636,377	1,941,898
Other	3,941,777	4,603,963
Total revenues	344,587,538	334,522,668

Benefits and expenses:
Policyholder benefits and claims (including the impact of assumption updates to the liability for future policy benefits of nil and nil for 2025 and 2024, respectively)	100,817,674	100,613,091
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	11,660,708	11,012,616
Selling, general and administrative expenses:
Commissions	47,048,596	46,972,909
Personnel	87,151,803	85,084,802
Advertising	3,514,641	3,115,120
Rent and rent related	3,760,519	5,147,069
Depreciation on property and equipment	2,425,185	2,383,621
Costs related to funding mortgage loans	6,622,489	6,134,709
Other	30,997,264	27,627,210
Interest expense	4,518,965	4,254,100
Cost of goods and services sold – cemeteries and mortuaries	4,660,090	4,803,528
Total benefits and expenses	303,177,934	297,148,775

Earnings before income taxes	41,409,604	37,373,893
Income tax expense	(9,257,274)	(8,254,728)
Net earnings	$32,152,330	$29,119,165

Net earnings per Class A equivalent common share (1)	$1.30	$1.19

Net earnings per Class A equivalent common share - assuming dilution (1)	$1.26	$1.16

Weighted average Class A equivalent common shares outstanding (1)	24,727,498	24,492,597

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	25,484,312	25,186,505

(1)	Net earnings per share have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A Common Stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of comprehensive income

	Years Ended December 31,
	2025	2024
Net earnings	$32,152,330	$29,119,165
Other comprehensive income (loss):
Unrealized gains (losses) on fixed maturity securities available for sale	10,001,025	(11,042)
Unrealized gains on restricted assets	6,386	841
Unrealized gains (losses) on cemetery perpetual care trust investments	4,811	(1,403)
Interest rate remeasurement of future policy benefits	(16,285,885)	44,966,236
Other comprehensive income (loss), before income tax	(6,273,663)	44,954,632
Income tax benefit (expense)	1,316,157	(9,443,147)
Other comprehensive income (loss), net of income tax	(4,957,506)	35,511,485
Comprehensive income	$27,194,824	$64,630,650

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2023	$40,096,004	$5,943,708	$72,424,429	$(6,885,558)	$206,978,373	$(5,661,737)	$312,895,219
Adoption of ASU 2018-12	-	-	-	5,093,702	(138,144)	-	4,955,558
Net earnings	-	-	-	-	29,119,165	-	29,119,165
Other comprehensive income	-	-	-	35,511,485	-	-	35,511,485
Stock based compensation expense	-	-	800,820	-	-	-	800,820
Exercise of stock options	400,144	403,334	413,835	-	-	(768,191)	449,122
Vesting of restricted stock units	3,570	-	(3,570)	-	-	-	-
Sale of treasury stock	-	-	214,816	-	-	1,005,748	1,220,564
Purchase of treasury stock	-	-	-	-	-	(3,053,506)	(3,053,506)
Stock dividends	2,009,762	297,156	5,848,037	-	(8,154,955)	-	-
Conversion Class C to Class A	532	(532)	-	-	-	-	-
Balance at December 31, 2024	42,510,012	6,643,666	79,698,367	33,719,629	227,804,439	(8,477,686)	381,898,427
Net earnings	-	-	-	-	32,152,330	-	32,152,330
Other comprehensive loss	-	-	-	(4,957,506)	-	-	(4,957,506)
Stock based compensation expense	-	-	1,320,497	-	-	-	1,320,497
Exercise of stock options	193,132	190,674	(128,785)	-	-	(149,009)	106,012
Vesting of restricted stock units	19,452	-	(19,452)	-	-	-	-
Sale of treasury stock	-	-	310,630	-	-	1,148,387	1,459,017
Purchase of treasury stock	-	-	-	-	-	(1,610,049)	(1,610,049)
Stock dividends	2,133,106	341,682	8,686,506	-	(11,161,294)	-	-
Conversion Class C to Class A	1,548	(1,548)	-	-	-	-	-
Balance at December 31, 2025	$44,857,250	$7,174,474	$89,867,763	$28,762,123	$248,795,475	$(9,088,357)	$410,368,728

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$32,152,330	$29,119,165
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on investments and other assets	(4,636,377)	(1,941,898)
Depreciation	8,155,965	8,172,446
Provision for credit losses	2,055,026	55,750
Net amortization of deferred fees and costs, premiums and discounts	(2,652,873)	(1,992,153)
Provision for deferred income taxes	1,454,181	998,697
Policy and pre-need acquisition costs deferred	(19,926,269)	(21,343,031)
Policy and pre-need acquisition costs amortized	11,167,373	10,477,722
Value of business acquired amortized	493,335	534,894
Interest credited to policyholder account balances	4,562,615	3,379,614
Policy fees assessed on policyholder account balances	(2,326,788)	(2,306,993)
Mortgage servicing rights, additions	(151,056)	(90,370)
Amortization of mortgage servicing rights	562,475	611,638
Stock based compensation expense	1,320,497	800,820
Benefit plans funded with treasury stock	1,459,017	1,220,564
Net change in fair value of loans held for sale	(615,973)	(2,869,729)
Originations of loans held for sale	(2,296,054,902)	(2,295,830,408)
Proceeds from sales of loans held for sale	2,323,112,059	2,338,209,587
Net gains on sales of loans held for sale	(52,436,365)	(45,383,321)
Change in assets and liabilities:
Land and improvements held for sale	(704,651)	(1,430,941)
Future policy benefits and unpaid claims	31,232,581	32,180,630
Other operating assets and liabilities	7,317,697	4,747,167
Net cash provided by operating activities	45,539,897	57,319,850
Cash flows from investing activities:
Purchases of fixed maturity securities	(68,178,727)	(85,235,694)
Sales, calls and maturities of fixed maturity securities	61,228,738	101,038,735
Purchase of equity securities	(5,072,820)	(3,098,448)
Sales of equity securities	4,545,506	2,321,623
Purchases of restricted assets	(7,620,974)	(6,039,118)
Sales, calls and maturities of restricted assets	4,675,141	1,579,178
Purchases of cemetery perpetual care trust investments	(1,428,243)	(4,615,717)
Sales, calls and maturities of cemetery perpetual care trust investments	1,972,774	2,607,608
Mortgage loans held for investment, other investments and policy loans made	(856,738,839)	(740,739,575)
Payments received for mortgage loans held for investment, other investments and policy loans	826,248,424	707,194,046
Purchases of property and equipment	(1,691,272)	(2,470,032)
Sales of property and equipment	75,722	365,697
Purchases of real estate	(63,928,088)	(52,348,798)
Sales of real estate	38,704,832	36,306,431
Net cash used in investing activities	(67,207,826)	(43,134,064)

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2025	2024
Cash flows from financing activities:
Policyholder account balances - deposits	11,980,092	13,302,949
Policyholder account balances - withdrawals	(16,336,822)	(15,631,260)
Proceeds from stock options exercised	106,012	449,122
Purchase of treasury stock	(1,610,049)	(3,053,506)
Repayment of bank loans	(71,047,816)	(1,929,346)
Proceeds from bank loans	69,000,000	-
Net change in warehouse line borrowings for loans held for sale	(6,414,000)	2,855,476
Net cash used in financing activities	(14,322,583)	(4,006,565)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(35,990,512)	10,179,221
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	150,102,620	139,923,399
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$114,112,108	$150,102,620

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,540,371	$4,196,139
Federal Income taxes	6,436,909	8,070,000
State Income taxes	101,596	157,642

Non Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,582,742	$1,770,873
Fixed maturity securities available for sale transferred into other investments	1,185,603	-
Mortgage loans held for investment foreclosed into real estate held for sale	874,087	671,480
Loans held for sale foreclosed into real estate held for sale	380,000	858,977
Right-of-use assets obtained in exchange for finance lease liabilities	33,500	176,040
Loans held for sale foreclosed into receivables	-	382,936

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the consolidated statements of cash flows is presented in the table below:

	Years Ended December 31,
	2025	2024
Cash and cash equivalents	$102,256,828	$140,546,421
Restricted assets	9,919,800	8,553,803
Cemetery perpetual care trust investments	1,935,480	1,002,396
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$114,112,108	$150,102,620

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three reportable business segments: life insurance, cemetery and mortuary, and mortgages. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance and annuity products marketed primarily in the states located in western, mid-western and southern regions of the United States. The cemetery and mortuary segment of the Company consists of eleven mortuaries and five cemeteries in Utah, one cemetery in California, and four mortuaries and one cemetery in New Mexico. The mortgage segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes, and real estate projects primarily in Arizona, California, Florida, Texas, and Utah.

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

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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
Years Ended December 31, 2025 and 2024

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

Gains (losses) on investments (except for equity securities carried at fair value through net earnings) arise when investments are sold and are recorded on the trade date and the cost of the securities sold is determined using the specific identification method. The provision (release) for credit losses for fixed maturity securities available for sale are also included in gains (losses) on investments. See Note 2 for more information regarding the Company’s evaluation of credit losses.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

The Company, through its mortgage subsidiary, sells mortgage loans to third-party investors without recourse unless defects are identified in the representations and warranties made at loan sale. It may be required, however, to repurchase a loan or pay a fee instead of repurchasing under certain events, which include the following:

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six-month period, the loans are referred to as scratch and dent, within the loans held for sale portfolio. Any previously recognized gain-on-sale or mortgage fee income related to the loan is reversed through earnings. Scratch and dent loans are recorded at fair value. The Company may reclassify a scratch and dent loan to mortgage loans held for investment. At that time, the Company establishes an allowance for credit losses in accordance with the current expected credit loss (“CECL”) model over the contractual term of the loan. The allowance is updated each reporting period based on changes in credit quality, including delinquency status.

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
Years Ended December 31, 2025 and 2024

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

See Note 3 and Note 21 for additional disclosures regarding loans held for sale and mortgage fee income.

Loan Loss Reserve

The loan loss reserve, included in other liabilities and accrued expenses on the consolidated balance sheets, is an estimate of probable losses at the balance sheet date that the Company will realize in the future on loans sold to third-party investors classified as loans held for sale on the consolidated balance sheets. The Company may be required to reimburse third-party investors for costs associated with early payoff of loans within six months of origination of such loans and to repurchase loans where there is a default, in any, of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

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
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

Restricted Assets

Restricted assets are assets held in a trust account for future mortuary services and merchandise. Restricted assets also include escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for certain real estate construction development projects. Additionally, the Company funded its medical benefit safe-harbor limit based on the qualified direct costs and has included this amount as a component of restricted cash. Additional information related to restricted assets is included in Notes 2 and 5.

Cemetery Perpetual Care Trust Investments

Cemetery endowment care trusts have been set up for five of the seven cemeteries owned by the Company. Under endowment care arrangements a portion of the price for each lot sold is withheld and invested in a portfolio of investments like those described in the prior paragraph. The earnings stream from the investments is designed to fund future maintenance and upkeep of the cemetery. Additional information related to cemetery perpetual care trust investments is included in Notes 2 and 6.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

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

Additional information related to MSRs is included in Note 7.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to forty years. Leasehold improvements paid for by the Company as a lessee are amortized over the lesser of the useful life or remaining lease terms. Additional information related to property and equipment is included in Note 8.

Long-lived Assets

Long-lived assets to be held and used, including property and equipment and real estate held for investment, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Additional information related to long-lived assets is included in Notes 2 and 8.

Deferred Policy Acquisition Costs and Value of Business Acquired

Commissions and other acquisition costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business that have been incurred are deferred. For traditional long-duration life insurance products, deferred policy acquisition costs (“DAC”) are amortized on a constant-level basis established on a cohort-grouped contract basis over the expected term of the related contracts, with the amortization basis being units in force using assumptions consistent with those used in computing the liability for future policy benefits. For policyholder account balance insurance products, DAC is amortized using the policy counts for annuities and units in-force for interest sensitive life products. Deferred acquisition costs are written off when policies terminate.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

When accounting for DAC, the Company considers internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract are accounted for as an extinguishment of the replaced contract. Unamortized DAC and unearned revenue liabilities from the replaced contract are written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract.

Value of business acquired (“VOBA”) is the present value of estimated future profits of the acquired business and is amortized in the same way as DAC.

Additional information related to DAC and VOBA is included in Note 9.

Goodwill and Other Intangible Assets

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

Additional information related to goodwill and other intangible assets is included in Note 10.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

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

Additional information related to derivative instruments is included in Note 11.

Allowances for Credit Losses

The Company records allowances for current expected credit losses from fixed maturity securities available for sale, mortgage loans held for investment, other investments, and receivables in accordance with GAAP. The allowances for credit losses are valuation accounts that are reported as a reduction of the financial asset’s cost basis and are measured on a pool basis when similar risk characteristics exist. The Company estimates allowances for credit losses using relevant available information from both internal and external sources. The Company considers its historical loss experience, analyzes current market conditions and forecasts and uses third-party assistance to arrive at current expected credit losses. Amounts are written off against the allowance for credit losses when determined to be uncollectible. See Notes 2 and 4 regarding the Company’s evaluation of allowances for credit losses.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

Future Policy Benefits and Unpaid Claims

A liability for future policy benefits is accrued as premium revenue is recognized, which is the present value of expected future policy benefits to be paid to or on behalf of policyholders less the present value of expected future net premiums to be collected from policyholders. This liability is calculated using a discount rate assumption that is an upper-medium grade fixed-income instrument yield as provided by Bloomberg’s Evaluated Pricing (“BVAL”) methodology. This discount rate for a particular cohort is locked-in when that cohort is closed to new contracts and is used for purposes of interest accretion for the future policy benefits liability and is reflected in policyholder benefits and claims on the consolidated statements of earnings. The current rate as of each reporting date is used to calculate an adjusted future policy benefit liability and is recognized through accumulated other comprehensive income (“AOCI”). Other assumptions include best-estimate mortality and lapse rates that are based on the company’s historical experience, industry data, and other factors; also estimates of expected non-level costs, such as termination or settlement costs. Routine policy maintenance costs are not included. These assumptions are reviewed at least annually. Any changes to these assumptions will be reflected in policyholder benefits and claims on the consolidated statements of earnings. Cohorts are established based on differences in Company (Acquisition), Direct Business v. Acquired, Market (Final Expense v. Pre-need v. Ordinary), Limited-Payment v. Whole Life v. Term, issue year, and significant reinsurance. A deferred profit liability (“DPL”) is also held. The DPL equals accumulated deferrals (prior to and including the valuation date) minus accumulated amortization, where “deferrals” equals the difference between gross and net premium, and “amortization” equals the product of the measure of in force policies (units in force) and an amortization ratio which is updated at the same time as the net premium ratio.

The Company records an unpaid claims liability for claims in the course of settlement equal to the death benefit amount and records a reinsurance recoverable receivable amount, if any, for claims reported. There is also an unpaid claims liability for claims incurred but not reported. This liability is based on the historical experience of the net amount of claims that were reported in reporting periods subsequent to the reporting period when claims were incurred.

Additional information related to future policy benefits and unpaid claims is included in Note 1 for the adoption of Accounting Standards Update (“ASU”) 2018-12 and in Note 12.

Policyholder Account Balances

Policyholder account balances for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period more than related policy account balances. Interest credit rates for interest-sensitive insurance products ranged from 3% to 6.5%. Additional information related to policyholder account balances is included in Note 13.

Unearned Premium Reserve

Policy initiation fees (front end loads) assessed on universal life–type contracts that are not related to future services are deferred as an unearned revenue liability. The deferred amount is amortized into earnings analogous to the amortization of the deferred acquisition costs of this block of business. Additional information related to the unearned premium reserve is included in Note 9.

Participating Insurance

Participating business constituted less than 1% of insurance in force for the years ended 2025 and 2024. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. The amounts to be paid are determined by the Company’s Board of Directors. The expense recognized for policyholder dividends is included in policyholder benefits and claims on the consolidated statements of earnings and is immaterial.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

Insurance Premiums and Other Considerations

Premiums and other considerations for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies) are recognized as revenues when due from policyholders. Premiums and other consideration for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities, and annuities without life contingencies) are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Company receives investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims more than policyholder account balances are reported as expenses, included in policyholder benefits and claims, in the consolidated financial statements.

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

Reinsurance premiums, commissions, expense reimbursements, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Expense allowances received in connection with reinsurance ceded are accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Additional information related to reinsurance is included in Note 14.

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
Years Ended December 31, 2025 and 2024

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

Additional information related to pre-need sales and costs is included in Note 4.

Income Taxes

Income taxes include taxes currently payable plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences in the financial reporting basis and tax basis of assets and liabilities and operating loss carry-forwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Deferred tax assets and liabilities require various estimates and judgments and may be affected favorably or unfavorably by various internal and external factors. Factors affecting the deferred tax assets and liabilities include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, and changes to overall levels of pre-tax earnings. Changes in these estimates, judgments or factors may result in an increase or decrease to the Company’s deferred tax assets and liabilities with a related increase or decrease in the Company’s provision for income taxes. Estimated interest and penalties related to uncertain tax penalties are included as a component of income tax expense. Additional information related to income taxes is included in Note 1 for the adoption of ASU 2023-09 and Note 17.

Earnings Per Share

The Company computes earnings per share, which requires a presentation of basic and diluted earnings per share. Basic earnings per equivalent Class A common share are computed by dividing net earnings by the weighted-average number of Class A common shares outstanding during each year presented, after the effect of the assumed conversion of Class C Common Stock to Class A Common Stock. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year used to compute basic earnings per share plus dilutive potential incremental shares by application of the treasury stock method. Basic and diluted earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. Additional information related to earnings per share is included in Note 19.

Stock Based Compensation

The cost of employee services received in exchange for an award of equity instruments is recognized in the financial statements and is measured based on the fair value on the grant date of the award. The fair value of stock options is calculated using the Black Scholes Option Pricing Model. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award and is included in personnel expenses on the consolidated statements of earnings. Additional information related to stock-based compensation is included in Note 22.

Concentration of Credit Risk

For a description of the concentration risk regarding available for sale debt securities, mortgage loans held for investment and real estate held for investment, refer to Note 2, and for receivables from reinsurers, refer to Note 14 of the Notes to Consolidated Financial Statements.

Advertising

The Company expenses advertising costs as incurred.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Accounting Standards Adopted in 2025

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The standard is aimed at improving the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplifying amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, ASU No. 2020-11: “Financial Services – Insurance (Topic 944): Effective Date and Early Application,” was issued. This ASU was issued to provide additional time for the implementation of ASU No. 2018-12 by deferring the effective date by one year. For smaller reporting companies, this update is effective for annual reporting periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. On December 31, 2025, the Company adopted ASU No. 2018-12, using the modified retrospective approach, for changes to the liability for future policy benefits and deferred policy acquisition costs. The Company applied the guidance as of a transition date of January 1, 2024, and retrospectively adjusted prior period amounts to reflect the new guidance. The Company’s consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2024.

After adoption, cash flow assumptions, such as mortality, lapse, and expense, will be reviewed at least annually and, if necessary, they will be updated to reflect actual experience and current expectations in the calculation of the Company’s future policy benefits. Historically, cash flow assumptions were locked in at policy issuance and remained in place for the life of the business—even when material variances emerged between assumptions and actual experience—except in the case of a premium deficiency. Under the new guidance, net premiums are capped at 100 percent of gross premiums at the cohort level. Adoption of this standard also requires changes in the future treatment of the Company’s Deferred Acquisition Cost (“DAC”) asset.

Historically, the interest rate used to calculate the Company’s future policy benefits was set at policy issuance and remained in effect for the life of the policy. The Company used an expected investment portfolio rate of return based on a conservative experience assumption. The new guidance seeks to improve reporting on the financial impact associated with interest rate sensitivity. To accomplish this, future policy benefits are calculated using a discount rate based on an upper-medium-grade (A-rated) fixed income instrument.

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

DAC is used by insurance companies to defer costs related to acquiring insurance policies. Under the new guidance, amortization methods are simplified, and DAC for all insurance contracts will be subject to constant-level basis amortization over the lifetime of the policy. Historically, traditional life contracts were amortized in proportion to premiums over the expected premium-paying period. Additionally, shadow DAC is no longer reported.

The requirements of the new guidance did not impact capital and surplus or net income under statutory accounting practices, cash flows on the Company’s policies, or the underlying economics of the Company’s business.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

The following table presents a summary of the January 1, 2024 transition date impact by providing a roll forward of the ending reported balances as of December 31, 2023, to the opening balances as of January 1, 2024 for the impacted consolidated balance sheet line items.

	Receivable from Reinsurers	Deferred Policy Acquistion Costs	Value of Business Acquired	Future Policy Benefits and Unpaid Claims	Unearned Premium Reserve	Income Taxes	Accumulated Other Comprehensive Income (loss)	Retained Earnings
Balance as reported, December 31, 2023	$14,857,059	$116,351,067	$8,467,613	$916,038,616	$2,543,822	$13,752,981	$(6,885,558)	$206,978,373
Effect of discount rate remeasurement of future policy benefits	-	-	-	(6,775,997)	-	1,422,959	5,353,038	-
Removal of related amounts in accumulated other comprehensive income (loss)	-	3,531	(330,494)	-	1,310	(68,937)	(259,336)	-
Other balance sheet reclassifications and adjustments	(164,530)	-	296	10,632	-	(36,722)	-	(138,144)
Balance as adjusted, January 1, 2024	$14,692,529	$116,354,598	$8,137,415	$909,273,251	$2,545,132	$15,070,281	$(1,791,856)	$206,840,229

The transition date impacts associated with the adoption of ASU No. 2018-12 were applied as follows:

Future Policy Benefits (“FPB”) (See Note 12)

●	Contracts in-force as of the transition date were grouped into cohorts; a revised NPR was calculated for each cohort using the existing transition date balance, best estimate cash flow assumptions without a provision for adverse deviation, and the historical discount rates used for the contracts within the cohort prior to the adoption of ASU No. 2018-12 (the “locked-in” discount rate). For any cohorts where the net premiums exceeded gross premiums (NPR exceeded 100%), the FPB was increased by $10,214 for the excess of net premiums over gross premiums, with a corresponding adjustment recorded to opening retained earnings as of the transition date;
●	The difference between the FPB calculated at the current upper-medium grade discount rate and the FPB calculated at the locked-in discount rate was recorded as an adjustment to opening accumulated other comprehensive income as of the transition date; and
●	Corresponding adjustments were made to ceded reinsurance balances.

Limited-payment long-duration products transition follows a similar approach to traditional non-participating products, except that these product cohorts may have a deferred profit liability (“DPL”) which is adjusted at the transition date. If an increase to FPB depleted the DPL, the remaining adjustment was recorded to opening retained earnings as of the transition date.

Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”) (See Note 9)

The opening balances of these accounts were adjusted for the removal of the related amounts in accumulated other comprehensive income, as these balances are no longer amortized using expected future gross premiums, margins, profits or earned premiums.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

The following tables present amounts as previously reported in 2024, the effect upon those amounts from the adoption of the new guidance under ASU No. 2018-12, and the resulting adjusted amounts that are reflected in the consolidated financial statements included herein. The following tables only include those line items impacted by the adoption of the new guidance.

Consolidated Balance Sheets:	December 31, 2024
	As Previously Reported	Effect of Change	As Currently Reported
Assets:
Receivable from reinsurers	$13,831,093	$(14,430)	$13,816,663
Deferred policy and pre-need contract acquisition costs	122,661,298	4,558,609	127,219,907
Value of business acquired	7,491,600	110,921	7,602,521
Total Assets	1,489,807,214	4,655,100	1,494,462,314

Liabilities:
Future policy benefits and unpaid claims	802,004,527	(49,923,869)	752,080,658
Unearned premium reserve	2,011,679	1,566	2,013,245
Income taxes	13,079,257	11,461,255	24,540,512
Total liabilities	1,151,024,935	(38,461,048)	1,112,563,887

Stockholders’ Equity:
Accumulated other comprehensive income (loss), net of taxes	(6,951,266)	40,670,895	33,719,629
Retained earnings	225,359,186	2,445,253	227,804,439
Total stockholders’ equity	338,782,279	43,116,148	381,898,427
Total liabilities and stockholders’ equity	$1,489,807,214	$4,655,100	$1,494,462,314

Consolidated Statements of Earnings:	Year Ended December 31, 2024
	As Previously Reported	Effect of Change	As Currently Reported
Benefits and expenses:
Policyholder benefits and claims	$98,955,459	$1,657,632	$100,613,091
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	15,940,371	(4,927,755)	11,012,616
Total benefits and expenses	300,418,898	(3,270,123)	297,148,775

Earnings before income taxes	34,103,770	3,270,123	37,373,893
Income tax expense	(7,568,002)	(686,726)	(8,254,728)
Net earnings	$26,535,768	$2,583,397	$29,119,165

Net earnings per Class A equivalent common share (1)	$1.08	$0.11	$1.19

Net earnings per Class A equivalent common share - assuming dilution (1)	$1.05	$0.11	$1.16

(1)	Adjusted retroactively for the effect of annual stock dividends

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

1)	Significant Accounting Policies (Continued)

Consolidated Statements of Comprehensive Income:	Year Ended December 31, 2024
	As Previously Reported	Effect of Change	As Currently Reported
Net earnings	$26,535,768	$2,583,397	$29,119,165
Other comprehensive income:
Unrealized gains (losses) on fixed maturity securities available for sale	(79,228)	68,186	(11,042)
Interest rate remeasurement of future policy benefits	-	44,966,236	44,966,236
Other comprehensive income (loss), before income tax	(79,790)	45,034,422	44,954,632
Income tax benefit (expense)	14,082	(9,457,229)	(9,443,147)
Other comprehensive income (loss), net of income tax	(65,708)	35,577,193	35,511,485
Comprehensive income (loss)	$26,470,060	$38,160,590	$64,630,650

Consolidated Statement of Stockholders’ Equity:	Year Ended December 31, 2024
	As Previously Reported	Effect of Change	As Currently Reported
Accumulated other comprehensive income (loss)	$(6,951,266)	$40,670,895	$33,719,629
Retained earnings	225,359,186	2,445,253	227,804,439
Total stockholders’ equity	$338,782,279	$43,116,148	$381,898,427

Consolidated Statement of Cash Flows:	Year Ended December 31, 2024
	As Previously Reported	Effect of Change	As Currently Reported
Cash flows from operating activities:
Net earnings	$26,535,768	$2,583,397	$29,119,165
Provision for deferred income taxes	311,971	686,726	998,697
Policy and pre-need acquisition costs amortized	15,032,413	(4,554,691)	10,477,722
Value of business acquired amortized	907,958	(373,064)	534,894
Future policy benefits and unpaid claims	$30,522,998	$1,657,632	$32,180,630

ASU No. 2023-09: “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” — Issued in December 2023, ASU 2023-09 requires that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The Company adopted ASU 2023-09 retrospectively for the annual period beginning January 1, 2025. The adoption of this standard did not affect the Company’s financial position or results of operations. Refer to Note 16 for the disclosures regarding income taxes.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

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

ASU No. 2025-11: “Interim Reporting (Topic 270): Narrow-Scope Improvements” — Issued in December 2025, ASU 2025-11 clarifies the form, content, and disclosure requirements for interim financial statements and the application of Topic 270. The update differentiates requirements by entity type: SEC registrants must continue to follow SEC rules for condensed financial statements; non-SEC registrants may present either full or condensed statements, using either the ASU’s guidance or SEC-style condensed guidance; and not-for-profit entities follow the non-SEC model with additional presentation considerations specific to NFP reporting. The ASU also compiles a comprehensive list of required interim disclosures for condensed statements from across the Codification, supported by conforming edits, to improve usability (while not replacing underlying guidance). In addition, the ASU reinforces a disclosure principle requiring entities to provide interim disclosures for significant events or transactions that have had a material effect since the most recent year-end, such as changes in accounting principles, key estimates, financing arrangements, long-term contracts, or the reporting entity. The amendments are effective for public business entities for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively. The Company is in the process of estimating the potential impact of this new standard on the consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments

The Company’s investments as of December 31, 2025, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$75,713,307	$982,769	$(89,550)	$-	$76,606,526

Obligations of states and political subdivisions	3,396,999	11,662	(172,184)	-	3,236,477

Corporate securities including public utilities	277,708,638	7,029,453	(3,387,651)	(425,401)	280,925,039

Mortgage-backed securities	24,832,349	161,348	(3,553,214)	(154,049)	21,286,434

Redeemable preferred stock	750,000	10,942	(37,500)	-	723,442

Total fixed maturity securities available for sale	$382,401,293	$8,196,174	$(7,240,099)	$(579,450)	$382,777,918

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$12,206,559	$6,176,440	$(332,937)		$18,050,062

Total equity securities at estimated fair value	$12,206,559	$6,176,440	$(332,937)		$18,050,062

Mortgage loans held for investment at amortized cost:
Residential	$90,644,590
Residential construction	157,398,705
Commercial	79,231,786
Less: Unamortized deferred loan fees, net	(1,995,795)
Less: Allowance for credit losses	(2,588,918)
Less: Net discounts	(254,983)

Total mortgage loans held for investment	$322,435,385

Real estate held for investment - net of accumulated depreciation:
Residential	$93,638,938
Commercial	121,258,192

Total real estate held for investment	$214,897,130

Real estate held for sale:
Residential	$6,272,474
Commercial	151,553

Total real estate held for sale	$6,424,027

Other investments and policy loans at amortized cost:
Policy loans	$14,467,357
Insurance assignments	46,183,999
Federal Home Loan Bank stock (2)	646,500
Other investments	25,601,905
Less: Allowance for credit losses for insurance assignments	(1,676,468)

Total policy loans and other investments	$85,223,293

Accrued investment income	$9,054,645

Total investments	$1,038,862,460

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $581,600 of Membership stock and $64,900 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

The Company’s investments as of December 31, 2024, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$74,680,606	$327,618	$(486,976)	$-	$74,521,248

Obligations of states and political subdivisions	6,416,751	1,762	(290,448)	-	6,128,065

Corporate securities including public utilities	262,954,278	2,444,842	(6,922,871)	(408,944)	258,067,305

Mortgage-backed securities	31,710,436	125,764	(4,244,640)	(12,049)	27,579,511

Redeemable preferred stock	250,000	-	-	-	250,000

Total fixed maturity securities available for sale	$376,012,071	$2,899,986	$(11,944,935)	$(420,993)	$366,546,129

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$11,386,454	$4,976,567	$(591,340)		$15,771,681

Total equity securities at estimated fair value	$11,386,454	$4,976,567	$(591,340)		$15,771,681

Mortgage loans held for investment at amortized cost:
Residential	$92,061,787
Residential construction	151,172,733
Commercial	62,753,085
Less: Unamortized deferred loan fees, net	(2,082,241)
Less: Allowance for credit losses	(1,885,390)
Less: Net discounts	(272,616)

Total mortgage loans held for investment	$301,747,358

Real estate held for investment - net of accumulated depreciation:
Residential	$71,618,410
Commercial	126,074,928

Total real estate held for investment	$197,693,338

Real estate held for sale:
Residential	$1,126,480
Commercial	151,553

Total real estate held for sale	$1,278,033

Other investments and policy loans at amortized cost:
Policy loans	$14,019,248
Insurance assignments	48,493,858
Federal Home Loan Bank stock (2)	2,404,900
Other investments	11,473,961
Less: Allowance for credit losses for insurance assignments	(1,536,926)

Total policy loans and other investments	$74,855,041

Accrued investment income	$8,499,168

Total investments	$966,390,748

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $553,900 of Membership stock and $1,851,000 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

There were no investments in fixed maturity or equity securities, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of December 31, 2025, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturities securities available for sale that were carried at estimated fair value as of December 31, 2025, and 2024. The fair values of fixed maturity securities that are actively traded are based on quoted market prices. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit, and maturity of the investments. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$2,591	$2,047,280	$86,959	$11,033,603	$89,550	$13,080,883
Obligations of states and political subdivisions	4,884	195,116	167,300	2,095,220	172,184	2,290,336
Corporate securities including public utilities	638,436	30,085,561	2,749,214	42,688,720	3,387,650	72,774,281
Mortgage-backed securities	4,353	192,242	3,548,862	17,504,265	3,553,215	17,696,507
Redeemable preferred stock	37,500	212,500	-	-	37,500	212,500
Totals	$687,764	$32,732,699	$6,552,335	$73,321,808	$7,240,099	$106,054,507

At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$8,737	$986,365	$478,239	$22,110,495	$486,976	$23,096,860
Obligations of states and political subdivisions	15,003	2,167,918	275,445	3,008,385	290,448	5,176,303
Corporate securities including public utilities	1,888,022	93,562,219	5,034,849	77,975,776	6,922,871	171,537,995
Mortgage-backed securities	32,150	2,915,192	4,212,490	19,041,442	4,244,640	21,956,634
Totals	$1,943,912	$99,631,694	$10,001,023	$122,136,098	$11,944,935	$221,767,792

Relevant holdings were comprised of 338 securities with fair values aggregating 93.6% of the aggregated amortized cost as of December 31, 2025 compared to 706 securities with fair values aggregating 94.9% of the aggregated amortized cost as of December 31, 2024. A credit loss provision of $342,957 and $106,444 have been recognized for 2025, and 2024, respectively. Credit losses are included in gains (losses) on investments and other assets on the consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Evaluation of Allowance for Credit Losses

The Company evaluates its fixed maturity securities classified as available for sale on a quarterly basis to identify any potential credit losses. This evaluation includes a review of current ratings by the National Association of Insurance Commissions (“NAIC”) and other industry rating agencies. Securities with a NAIC rating of 1 or 2 are considered investment grade and are only reviewed for credit loss if current market data or recent company news could lead to a credit downgrade. Securities with NAIC ratings of 3 to 5 are considered non-investment grade and are evaluated for credit loss. The evaluation involves assessing all facts and circumstances surrounding each security including, but not limited to, historical values, interest payment history, projected earnings, and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make payments in accordance with the terms of the financial instrument. Securities with a rating of 6 are automatically determined to be impaired, and a credit loss is recognized in earnings.

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

The Company does not calculate a credit loss allowance on accrued interest income, included in accrued investment income on the consolidated balance sheets, as the Company writes off any accrued interest income to net investment income if the accrued but unpaid amount exceeds 90 days.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Credit Quality Indicators

Based on the NAIC securities designations, the Company had 98.5% and 97.7% of its fixed maturity securities rated investment grade as of December 31, 2025, and 2024, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	December 31, 2025		December 31, 2024
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$198,055,737	$197,788,945	$188,386,980	$183,460,027
2	177,242,472	178,441,019	178,060,265	174,405,442
3	6,145,460	5,616,342	7,961,422	7,342,220
4	155,717	160,830	649,592	600,459
5	-	-	702,643	487,981
6	51,907	47,340	1,169	-
Total	$381,651,293	$382,054,476	$375,762,071	$366,296,129

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale:

	Year Ended December 31, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

Additions for credit losses not previously recorded	-	-	143,000	-	143,000
Change in allowance on securities with previous allowance	-	-	57,957	142,000	199,957
Reductions for securities sold during the period	-	-	(184,500)	-	(184,500)
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - December 31, 2025	$-	$-	$425,401	$154,049	$579,450

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

	Year Ended December 31, 2024
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - December 31, 2023	$-	$-	$308,500	$6,049	$314,549

Additions for credit losses not previously recorded	-	-	55,000	-	55,000
Change in allowance on securities with previous allowance	-	-	60,000	6,000	66,000
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	(14,556)	-	(14,556)

Ending Balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

The following table presents the amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay its obligations.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$40,822,516	$40,759,962
Due in 2-5 years	122,737,580	124,221,407
Due in 5-10 years	129,282,637	132,560,322
Due in more than 10 years	63,976,211	63,226,351
Mortgage-backed securities	24,832,349	21,286,434
Redeemable preferred stock	750,000	723,442
Total	$382,401,293	$382,777,918

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Years Ended December 31,
	2025	2024
Proceeds from sales	$4,890,824	$2,629,493
Gross realized gains	74,322	233
Gross realized losses	(15,393)	(1,407)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	Years Ended December 31,
	2025	2024
Fixed maturity securities available for sale at estimated fair value	$7,744,141	$6,126,589
Other investments	-	400,000
Cash and cash equivalents	1,543,842	1,444,654
Total assets on deposit	$9,287,983	$7,971,243

Assets held in trust related to third-party reinsurance agreements were as follows:

	Years Ended December 31,
	2025	2024
Fixed maturity securities available for sale at estimated fair value	$23,915,884	$25,309,270
Cash and cash equivalents	2,136,642	4,417,683
Total assets on deposit	$26,052,526	$29,726,953

The Company, through two of its life insurance subsidiaries, is a member of the Federal Home Loan Banks of Des Moines and Dallas (“FHLBs”). Assets pledged as collateral with the FHLBs are presented below. These pledged securities are used as collateral for any FHLBs cash advances. As of December 31, 2025, the Company owed nil to the FHLBs for advances. The Company received $69,000,000 in advances and repaid $69,000,000 of these advances during the year ended December 31, 2025. See Note 14 of the Notes to the Consolidated Financial Statements for more information about the FHLB.

	Years Ended December 31,
	2025	2024
Fixed maturity securities available for sale at estimated fair value	$64,066,256	$63,800,454

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

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

The aggregate net book value of commercial real estate serving as collateral for bank loans was $114,683,175 and $119,889,846 as of December 31, 2025, and 2024, respectively. The associated bank loan carrying values totaled $94,120,446 and $96,007,488 as of December 31, 2025, and 2024, respectively.

During 2025 and 2024, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

During 2025 and 2024, the Company recorded depreciation expense on commercial real estate held for investment of $5,719,909 and $5,778,214, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows:

	Net Book Value		Total Square Footage
	December 31,		December 31,
	2025	2024	2025	2024
Utah (1)	$121,240,268	$126,056,342	546,941	546,941
Louisiana	17,924	18,586	1,622	1,622

	$121,258,192	$126,074,928	548,563	548,563

(1)	Includes Center53

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Operating leases arise from the leasing of the Company’s commercial real estate held for investment. Initial lease terms generally range from three to ten years.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease payments expected to be received.

2026	$9,398,423
2027	9,284,915
2028	9,225,616
2029	8,561,476
2030	7,419,415
Thereafter	33,296,253
Total	$77,186,098

The Company’s commercial real estate held for sale is summarized as follows:

	Net Book Value
	December 31,
	2025	2024
Mississippi (1)	$151,553	$151,553

	$151,553	$151,553

(1)	Consists of approximately 93 acres of undeveloped land.

Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the commercial real estate owned by the Company. As of December 31, 2025, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 Ascension Way, Floors 4, 5 and 6, Salt Lake City, UT - Center53 Building 2 (1)	Corporate Offices, Life Insurance, Cemetery/Mortuary Operations, and Mortgage Operations and Sales	216,865	50%
1818 Marshall Street, Shreveport, LA (2) (3)	Life Insurance Operations	12,274	100%

(1)	Included in real estate held for investment on the consolidated balance sheets
(2)	Included in property and equipment on the consolidated balance sheets
(3)	Listed for sale

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

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

During 2025 and 2024, the Company did not record any impairment losses on residential real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

During 2025 and 2024, the Company recorded depreciation expense on residential real estate held for investment of $10,871 and $10,611, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows:

	Net Book Value
	December 31,
	2025	2024
Utah (1)	$93,638,938	$71,618,410
	$93,638,938	$71,618,410

(1)	Includes multiple residential subdivision development projects, refer to the following table.

The following table presents additional information regarding the Company’s residential subdivision development in Utah.

	December 31,
	2025	2024
Lots available for sale	492	231
Lots to be developed	761	1,046
Ending Balance	$93,474,755	$71,443,356

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

The Company’s residential real estate held for sale is summarized as follows:

	Net Book Value
	December 31,
	2025	2024
Utah	$5,456,806	$849,900
Colorado	140,000	-
Florida	146,651	276,580
Georgia	380,000	-
Nevada	149,017	-
	$6,272,474	$1,126,480

The net book value of foreclosed residential real estate included in residential real estate held for investment or sale was $1,270,669 and $1,126,480 as of December 31, 2025, and 2024, respectively.

Mortgage Loans Held for Investment

The Company reports mortgage loans held for investment pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

Mortgage loans held for investment consist of first and second mortgages and are generally classified into three distinct groups: Commercial, Residential, and Residential Construction. These mortgage loans bear interest at rates ranging from 2.0% to 10.5%; maturity dates range from nine months to 30 years and the loans are secured by real estate have amortization periods of 0 to 30 years.

Concentrations of credit risk arise when several mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed. As of December 31, 2025, the Company had 57%, 7%, 7%, 7%, and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, California, Texas, and Arizona, respectively. As of December 31, 2024, the Company had 56%, 8%, 9%, and 6% of its mortgage loans from borrowers located in the states of Utah, Florida, Arizona, and Texas, respectively.

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable. Accrued interest receivable is included in accrued investment income on the consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Accrual of interest resumes if a mortgage loan is brought current. Interest not accrued on these loans totaled approximately $1,042,325 and $244,000 as of December 31, 2025, and 2024, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of December 31, 2025, the Company’s commitments were approximately $201,220,000 for these loans, of which $158,908,000 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed, and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of the appraised value. The Company receives fees and interest for these loans and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

Residential construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
December 31, 2025
Allowance for credit losses:
Beginning balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390
Change in provision for credit losses (1)	635,627	104,682	13,713	754,022
Charge-offs	-	(50,494)	-	(50,494)
Ending balance - December 31, 2025	$1,368,121	$904,738	$316,059	$2,588,918

December 31, 2024
Allowance for credit losses:
Beginning balance - December 31, 2023	$1,219,653	$2,390,894	$208,106	$3,818,653
Change in provision for credit losses (1)	(487,159)	(444,859)	94,240	(837,778)
Charge-offs	-	(1,095,485)	-	(1,095,485)
Ending balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390

(1)	Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type.

	Commercial	Residential	Residential Construction	Total
December 31, 2025
30-59 days past due	$86,117	$7,302,658	$-	$7,388,775
60-89 days past due	-	2,485,313	-	2,485,313
Over 90 days past due (1)	2,832,372	2,479,479	-	5,311,851
In process of foreclosure (1)	588,013	616,430	-	1,204,443
Total past due	3,506,502	12,883,880	-	16,390,382
Current	75,725,284	77,760,710	157,398,705	310,884,699
Total mortgage loans	79,231,786	90,644,590	157,398,705	327,275,081
Allowance for credit losses	(1,368,121)	(904,738)	(316,059)	(2,588,918)
Unamortized deferred loan fees, net	(374,372)	(1,283,049)	(338,374)	(1,995,795)
Unamortized discounts, net	(146,534)	(108,449)	-	(254,983)
Net mortgage loans held for investment	$77,342,759	$88,348,354	$156,744,272	$322,435,385

December 31, 2024
30-59 days past due	$2,100,000	$5,818,334	$-	$7,918,334
60-89 days past due	-	845,980	-	845,980
Over 90 days past due (1)	4,205,000	3,061,450	-	7,266,450
In process of foreclosure (1)	191,508	3,942,392	-	4,133,900
Total past due	6,496,508	13,668,156	-	20,164,664
Current	56,256,577	78,393,631	151,172,733	285,822,941
Total mortgage loans	62,753,085	92,061,787	151,172,733	305,987,605
Allowance for credit losses	(732,494)	(850,550)	(302,346)	(1,885,390)
Unamortized deferred loan fees, net	(115,555)	(1,307,539)	(659,147)	(2,082,241)
Unamortized discounts, net	(149,268)	(123,348)	-	(272,616)
Net mortgage loans held for investment	$61,755,768	$89,780,350	$150,211,240	$301,747,358

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total	% of Total
LTV:
Less than 65%	$34,518,653	$3,890,144	$15,600,000	$462,761	$810,696	$8,299,883	$63,582,137	80.25%
65% to 80%	3,525,554	10,432,942	1,000,776	293,872	-	-	15,253,144	19.25%
Greater than 80%	-	-	-	-	396,505	-	396,505	0.50%

Total	$38,044,207	$14,323,086	$16,600,776	$756,633	$1,207,201	$8,299,883	$79,231,786	100.00%

DSCR
>1.20x	$7,519,000	$10,000,000	$7,500,000	$-	$-	$5,292,385	$30,311,385	38.26%
1.00x - 1.20x	28,300,207	4,323,086	9,100,776	756,633	1,207,201	3,007,498	46,695,401	58.94%
<1.00x	2,225,000	-	-	-	-	-	2,225,000	2.81%

Total	$38,044,207	$14,323,086	$16,600,776	$756,633	$1,207,201	$8,299,883	$79,231,786	100.00%

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
Years Ended December 31, 2025 and 2024

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Total	% of Total
Performance Indicators:
Performing	$10,946,252	$11,711,336	$10,177,427	$39,714,697	$2,264,902	$12,734,067	$87,548,681	96.58%
Non-performing (1)	546,602	927,255	616,430	255,544	-	750,078	3,095,909	3.42%

Total	$11,492,854	$12,638,591	$10,793,857	$39,970,241	$2,264,902	$13,484,145	$90,644,590	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $616,430

LTV:
Less than 65%	$4,382,324	$6,054,903	$4,118,599	$5,710,475	$968,377	$7,259,011	$28,493,689	31.43%
65% to 80%	6,673,602	6,428,826	6,380,363	32,514,676	1,296,525	5,688,715	58,982,707	65.07%
Greater than 80%	436,928	154,862	294,895	1,745,090	-	536,419	3,168,194	3.50%

Total	$11,492,854	$12,638,591	$10,793,857	$39,970,241	$2,264,902	$13,484,145	$90,644,590	100.00%

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
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

The company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Total	% of Total
Performance Indicators:
Performing	$105,516,880	$42,129,717	$5,820,344	$-	$3,931,764	$157,398,705	100.00%
Non-performing	-	-	-	-	-	-	0.00%

Total	$105,516,880	$42,129,717	$5,820,344	$-	$3,931,764	$157,398,705	100.00%

LTV:
Less than 65%	$24,286,540	$20,684,760	$5,820,344	$-	$3,931,764	$54,723,408	34.77%
65% to 80%	78,223,502	21,444,957	-	-	-	99,668,459	63.32%
Greater than 80%	3,006,838	-	-	-	-	3,006,838	1.91%

Total	$105,516,880	$42,129,717	$5,820,344	$-	$3,931,764	$157,398,705	100.00%

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

Principal Amounts Due

The following table presents the amortized cost and contractual payments on mortgage loans held for investment by category as of December 31, 2025. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	1 Year	2-5 Years	Thereafter
Residential	$90,644,590	$1,587,321	$7,713,366	$81,343,903
Residential Construction	157,398,705	143,860,260	13,538,445	-
Commercial	79,231,786	39,473,791	36,802,660	2,955,335
Total	$327,275,081	$184,921,372	$58,054,471	$84,299,238

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the consolidated balance sheets:

	Years Ended December 31,
	2025	2024
30-59 days past due	$8,444,866	$8,785,184
60-89 days past due	3,344,793	4,046,731
Over 90 days past due	4,976,211	5,320,216
Total past due	16,765,870	18,152,131
Current	29,418,129	30,341,727
Total insurance assignments	46,183,999	48,493,858
Allowance for credit losses	(1,676,468)	(1,536,926)
Net insurance assignments	$44,507,531	$46,956,932

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment is 90 days past due or is in legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time.

The following table presents a roll forward of the allowance for credit losses for insurance assignments:

Allowance
Beginning balance - December 31, 2024	$1,536,926
Change in provision for credit losses (1)	1,058,661
Charge-offs	(919,119)
Ending balance - December 31, 2025	$1,676,468

Beginning balance - December 31, 2023	$1,553,836
Change in provision for credit losses (1)	1,033,277
Charge-offs	(1,050,187)
Ending balance - December 31, 2024	$1,536,926

(1)	Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Variable Interest Entities (“VIE”)

The Company has a 50% ownership interest in three VIEs: HHH Real Estate LLC (“HHH”), SN Oquirrh LLC (“Oquirrh”), and SN Towns LLC (“Towns”). These entities hold and develop single family lots for residential construction. In accordance with the operating agreements for these entities, net profits or losses are allocated to the members in accordance with their ownership interests. The investments in HHH, Oquirrh and Towns are accounted for under the equity method of accounting. The carrying value of the equity investment in HHH was $10,530,515 and nil at December 31, 2025, and 2024, respectively, which is included in other investments and policy loans on the consolidated balance sheets. The carrying value of the equity investment in Oquirrh was $887,532 and $1,500,000 at December 31, 2025, and 2024, respectively, which is included in other investments and policy loans on the consolidated balance sheets. The carrying value of the equity investment in Towns was $2,656,616 and $4,063,537 at December 31, 2025, and 2024, respectively. $1,467,058 and $1,939,269 of which at December 31, 2025, and 2024, respectively, is included in restricted assets and $1,189,558 and $2,124,268 of which at December 31, 2025, and 2024, respectively, is included in cemetery perpetual care trust investments on the consolidated balance sheets.

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

Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Investment Related Earnings

The following table presents the net realized gains and losses from sales, calls, and maturities, unrealized gains and losses on equity securities from investments and other assets.

	Years Ended December 31
	2025	2024
Fixed maturity securities available for sale:
Gross realized gains	$133,939	$12,906
Gross realized losses	(48,588)	(63,024)
Net credit loss provision	(342,957)	(106,444)

Equity securities:
Losses on securities sold	(873,965)	(42,680)
Unrealized gains on securities held at the end of the period	3,977,047	2,290,252

Mortgage loans held for investment:
Gross realized gains	5,709	–
Gross realized losses	–	(1,161,363)

Real estate held for investment and sale:
Gross realized gains	1,615,323	739,107
Gross realized losses	(12,099)	–

Other investments and assets:
Gross realized gains	293,329	293,657
Gross realized losses	(111,361)	(20,513)
Total	$4,636,377	$1,941,898

The net realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses includes gains and losses from cemetery perpetual care trust investments and the restricted assets of the cemeteries and mortuaries and totaled $1,352,331 in net gains and $888,788 in net gains for 2025 and 2024, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

2)	Investments (Continued)

Major categories of net investment income were as follows:

	Years Ended December 31
	2025	2024
Fixed maturity securities available for sale	$18,935,884	$17,332,753
Equity securities	853,864	698,484
Mortgage loans held for investment	39,827,328	29,952,242
Real estate held for investment and sale	11,627,745	11,369,546
Policy loans	965,232	953,489
Insurance assignments	20,898,960	19,971,108
Other investments	995,349	806,032
Cash and cash equivalents	4,041,886	6,676,563
Gross investment income	98,146,248	87,760,217
Investment expenses	(18,807,736)	(16,034,968)
Net investment income	$79,338,512	$71,725,249

Net investment income includes income earned from cemetery perpetual care trust investments and the restricted assets of the cemeteries and mortuaries and totaled $953,785 and $2,009,719 for 2025, and 2024, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate, and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	Years Ended December 31,
	2025	2024
Fixed maturity securities available for sale	$4,089,819	$3,795,581
Equity securities	13,169	11,049
Mortgage loans held for investment	1,032,964	1,049,489
Real estate held for investment	3,850,958	3,559,463
Other investments	30,916	–
Cash and cash equivalents	36,819	83,586
Total accrued investment income	$9,054,645	$8,499,168

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

3)	Loans Held for Sale

The Company’s loans held for sale portfolio is valued using the fair value option. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on recognition of mortgage loan interest income and is included in mortgage fee income on the consolidated statement of earnings. See Note 21 of the Notes to Consolidated Financial Statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale.

	December 31,
	2025	2024
Aggregate fair value	$155,968,266	$131,181,148
Unpaid principal balance	154,484,198	128,948,072
Unrealized gain	1,484,068	2,233,076

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income, and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Years Ended December 31
	2025	2024
Loan fees	$24,765,098	$26,343,919
Interest income	8,650,067	8,192,353
Secondary gains	75,816,772	70,354,845
Change in fair value of loan commitments	(833,073)	729,948
Change in fair value of loans held for sale	615,973	2,869,729
Provision for loan loss reserve	(805,518)	(932,154)
Mortgage fee income	$108,209,319	$107,558,640

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

3)	Loans Held for Sale (Continued)

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	December 31,
	2025	2024
Beginning Balance	$696,626	$547,233
Provision for current loan originations (1)	805,518	932,154
Additional provision (2)	40,000	–
Charge-offs, net of recaptured amounts	(1,157,960)	(782,761)
Ending Balance	$384,184	$696,626

(1)	Included in Mortgage fee income on the consolidated statements of earnings
(2)	Included in other expenses

The Company maintains reserves for estimated losses on current production volumes. For 2025, $805,518 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. This is a decrease over 2024, when $932,154 in reserves were added at a rate of 4.1 basis points per loan originated, the equivalent of $410 per $1,000,000 in loans originated. The Company monitors market data and trends and economic conditions (including forecasts) and uses its own experience to determine adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

4)	Receivables

Receivables consist of the following:

	December 31,
	2025	2024
Contracts with customers	$6,981,676	$7,095,589
Receivables from sales agents	4,193,842	4,028,881
Insurance premiums due	1,275,664	1,294,070
Other	4,588,564	5,118,734
Total receivables	17,039,746	17,537,274
Allowance for credit losses	(1,428,672)	(1,678,531)
Net receivables	$15,611,074	$15,858,743

The Company records an allowance for credit losses for its receivables in accordance with GAAP.

The following table presents a roll forward of the allowance for credit losses:

Allowance
Beginning balance - December 31, 2024	$1,678,531
Change in provision for credit losses (1)	192,467
Charge-offs	(442,326)
Ending balance - December 31, 2025	$1,428,672

Beginning balance - December 31, 2023	$1,897,887
Change in provision for credit losses (1)	(140,277)
Charge-offs	(79,079)
Ending balance - December 31, 2024	$1,678,531

(1)	Included in other expenses on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

4)	Receivables (Continued)

Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

Information about Performance Obligations and Contract Balances

The Company’s cemetery and mortuary segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled. The total contract liability for future obligations is included in deferred pre-need cemetery and mortuary contract revenues on the consolidated balance sheets and, as of December 31, 2025 and 2024, the balances were $22,991,603 and $20,168,405, respectively.

The Company’s two types of future obligations are as follows:

Pre-need Merchandise and Service Revenue: All pre-need merchandise and service revenue are deferred, and the funds are placed in trust until the need arises; the merchandise is received, or the service is performed. The trust is then relieved, and the revenue and commissions are recognized. Pre-need contracts are required to be paid in full prior to a customer using a good or service from a pre-need contract. Goods and services from pre-need contracts can be transferred when paid in full from one owner to another. In such cases, the Company will act as an agent in transferring the requested goods and services. The transfer of goods and services does not fulfill the contract and revenue remains deferred. As of December 31, 2025 and 2024, the balances were $22,177,345 and $19,511,868, respectively.

At-need Specialty Merchandise Revenue: At-need specialty merchandise revenue consists of customizable merchandise ordered from manufacturers such as markers and bases. When specialty merchandise is ordered, it can take time to manufacture and deliver the product. Revenue is deferred until the at-need merchandise is received. As of December 31, 2025 and 2024, the balances were $814,258 and $656,537, respectively. Deferred revenue for at-need specialty revenue is not placed in trust.

Complete payment does not constitute fulfillment of the contract. Goods or services are deferred until such a time the service is performed, or merchandise is received.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

4)	Receivables (Continued)

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (12/31/2024)	7,095,589	–	20,168,405
Closing (12/31/2025)	6,981,676	–	22,991,603
Increase/(decrease)	(113,913)	–	2,823,198

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (12/31/2023)	$6,321,573	$–	$18,237,246
Closing (12/31/2024)	7,095,589	–	20,168,405
Increase/(decrease)	774,016	–	1,931,159

(1)	Included in Receivables, net on the consolidated balance sheets

The following table disaggregates the opening and closing balances of the Company’s contract balances.

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$–	$19,511,868
At-need specialty merchandise	–	656,537
Pre-need land sales	–	–
Opening (12/31/2024)	$–	$20,168,405

Pre-need merchandise and services	$–	$22,177,345
At-need specialty merchandise	–	814,258
Pre-need land sales	–	–
Closing (12/31/2025)	$–	$22,991,603

	Contract Balances
	Contract Asset	Contract Liability
Pre-need merchandise and services	$–	$17,424,764
At-need specialty merchandise	–	812,482
Pre-need land sales	–	–
Opening (12/31/2023)	$–	$18,237,246

Pre-need merchandise and services	$–	$19,511,868
At-need specialty merchandise	–	656,537
Pre-need land sales	–	–
Closing (12/31/2024)	$–	$20,168,405

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

4)	Receivables (Continued)

The amount of revenue recognized for 2025, and 2024 that was included in the opening contract liability balance was $4,806,347 and $5,324,668, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s cemetery and mortuary contracts.

	Years Ended December 31
	2025	2024
Major goods/service lines
At-need	$21,300,289	$19,989,995
Pre-need	7,404,161	9,047,178
	$28,704,450	$29,037,173

Timing of Revenue Recognition
Goods transferred at a point in time	$17,979,697	$18,147,136
Services transferred at a point in time	10,724,753	10,890,037
	$28,704,450	$29,037,173

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

4)	Receivables (Continued)

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

	Years Ended December 31
	2025	2024
Pre-need merchandise and services	$4,321,822	$4,113,793
At-need specialty merchandise	15,807	11,268
Pre-need land sales	–	–
	$4,337,629	$4,125,061

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

5)	Restricted Assets

The Company has established certain restricted assets to provide for future merchandise and service obligations incurred in connection with its pre-need sales for its cemetery and mortuary segment.

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

Restricted assets as of December 31, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$895,817	$1,735	$–	$897,552
Obligations of states and political subdivisions	228,512	124	(8)	228,628
Corporate securities including public utilities	52,030	–	(959)	51,071
Total fixed maturity securities available for sale	$1,176,359	$1,859	$(967)	$1,177,251

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$12,582,890	$2,690,346	$(344,319)	$14,928,917
Total equity securities at estimated fair value	$12,582,890	$2,690,346	$(344,319)	$14,928,917

Mortgage loans held for investment at amortized cost:
Residential construction	$812,427
Less: Allowance for credit losses	(1,625)
Total mortgage loans held for investment	$810,802

Other investments	$1,957,888

Cash and cash equivalents (1)	$9,919,800

Accrued investment income	$11,288

Total restricted assets	$28,805,946

(1)	Including cash and cash equivalents of $8,383,847 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

5)	Restricted Assets(Continued)

Restricted assets as of December 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,741,029	$2,256	$(1,511)	$1,741,774
Obligations of states and political subdivisions	471,217	180	(4,223)	467,174
Corporate securities including public utilities	144,616	32	(2,227)	142,421
Total fixed maturity securities available for sale	$2,356,862	$2,468	$(7,961)	$2,351,369

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$8,547,709	$1,914,309	$(489,852)	$9,972,166
Total equity securities at estimated fair value	$8,547,709	$1,914,309	$(489,852)	$9,972,166

Mortgage loans held for investment at amortized cost:
Residential construction	$985,806
Less: Allowance for credit losses	(1,972)
Total mortgage loans held for investment	$983,834

Other investments	$1,939,269

Cash and cash equivalents (1)	$8,553,803

Accrued investment income	$6,395

Total restricted assets	$23,806,836

(1)	Including cash and cash equivalents of $7,657,958 for the life insurance and mortgage segments.

A surplus note receivable in the amount of $4,000,000 at December 31, 2025 and 2024, from Security National Life, was eliminated in consolidation.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

5)	Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of December 31, 2025, and 2024. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2025
Obligations of states and political subdivisions	$–	$–	$8	$103,504	$8	$103,504
Corporate securities including public utilities	–	–	959	51,071	959	51,071
Total unrealized losses	$–	$–	$967	$154,575	$967	$154,575

At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$1,511	$558,707	$–	$–	$1,511	$558,707
Obligations of states and political subdivisions	2,004	237,636	2,219	129,358	4,223	366,994
Corporate securities including public utilities	1,316	51,685	911	65,704	2,227	117,389
Total unrealized losses	$4,831	$848,028	$3,130	$195,062	$7,961	$1,043,090

Relevant holdings were comprised of two securities with fair values aggregating 99.4% of aggregate amortized cost as of December 31, 2025 compared to 15 securities with fair values aggregating of 99.2% of aggregate amortized cost at December 31, 2024. No credit losses have been recognized for 2025, and 2024, since the unrealized losses are primarily a result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of December 31, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$945,818	$947,563
Due in 2-5 years	–	–
Due in 5-10 years	–	–
Due in more than 10 years	230,541	229,688
Total	$1,176,359	$1,177,251

See Notes 1, 2 and 21 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

6)	Cemetery Perpetual Care Trust Investments and Obligation

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

The components of cemetery perpetual care investments and obligation as of December 31, 2025 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$152,738	$842	$–	$153,580
Obligations of states and political subdivisions	121,423	–	(2,991)	118,432
Total fixed maturity securities available for sale	$274,161	$842	$(2,991)	$272,012

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$4,835,663	$1,637,554	$(169,485)	$6,303,732
Total equity securities at estimated fair value	$4,835,663	$1,637,554	$(169,485)	$6,303,732

Mortgage loans held for investment at amortized cost:
Residential construction	$66,342
Less: Allowance for credit losses	(133)
Total mortgage loans held for investment	$66,209

Cash and cash equivalents	$1,935,480

Other investements	$1,290,271

Accrued investment income	$4,243

Total cemetery perpetual care trust investments	$9,871,947

Cemetery perpetual care obligation	$(5,918,776)

Trust investments in excess of trust obligations	$3,953,171

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

6)	Cemetery Perpetual Care Trust Investments and Obligation (Continued)

The components of cemetery perpetual care investments and obligation as of December 31, 2024 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$651,428	$–	$(2,010)	$649,418
Obligations of states and political subdivisions	125,194	–	(4,950)	120,244
Total fixed maturity securities available for sale	$776,622	$–	$(6,960)	$769,662

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$3,874,522	$1,271,529	$(226,007)	$4,920,044
Total equity securities at estimated fair value	$3,874,522	$1,271,529	$(226,007)	$4,920,044

Mortgage loans held for investment at amortized cost:
Residential construction	$202,600
Less: Allowance for credit losses	(405)
Commercial	1,939,269
Less: Allowance for credit losses	–
Total mortgage loans held for investment	$2,141,464

Cash and cash equivalents	$1,002,396

Accrued investment income	$2,937

Total cemetery perpetual care trust investments	$8,836,503

Cemetery perpetual care obligation	$(5,642,693)

Trust investments in excess of trust obligations	$3,193,810

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

6)	Cemetery Perpetual Care Trust Investments and Obligation (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of December 31, 2025, and 2024. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At December 31, 2025
Obligations of states and political subdivisions	$–	$–	$2,991	$118,432	$2,991	$118,432
Total unrealized losses	$–	$–	$2,991	$118,432	$2,991	$118,432

At December 31, 2024
U.S. Treasury securities and obligations of U.S. Government agencies	$2,010	$649,419	$–	$–	$2,010	$649,419
Obligations of states and political subdivisions	4,950	120,243	–	–	4,950	120,243
Total unrealized losses	$6,960	$769,662	$–	$–	$6,960	$769,662

Relevant holdings were comprised of two securities with fair values aggregating 97.5% of aggregate amortized cost as of December 31, 2025 compared to four securities with fair values aggregating 99.1% of aggregate amortized cost as of December 31, 2024. No credit losses have been recognized for 2025, and 2024, since the unrealized losses are primarily the result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of December 31, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$152,738	$153,579
Due in 2-5 years	70,170	67,560
Due in 5-10 years	51,253	50,873
Due in more than 10 years	–	–
Total	$274,161	$272,012

See Notes 1, 2 and 21 for additional information regarding cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

7)	Mortgage Servicing Rights

The Company reports MSRs pursuant to the accounting policy discussed in Note 1.

The following table presents the MSR activity.

	December 31,
	2025	2024
Amortized cost:
Balance before valuation allowance at beginning of year	$2,939,878	$3,461,146
MSR additions resulting from loan sales	151,056	90,370
Amortization (1)	(562,475)	(611,638)
Sale of MSRs	–	–
Application of valuation allowance to write down MSRs with other than temporary impairment	–	–
Balance before valuation allowance at year end	$2,528,459	$2,939,878

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$–	$–
Additions	–	–
Application of valuation allowance to write down MSRs with other than temporary impairment	–	–
Balance at year end	$–	$–

Mortgage servicing rights, net	$2,528,459	$2,939,878

Estimated fair value of MSRs at year end	$4,035,635	$4,552,316

(1)	Included in other expenses on the consolidated statements of earnings

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions for the December 31, 2025, valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2026	$264,862
2027	243,111
2028	221,463
2029	198,063
2030	177,913
Thereafter	1,423,047
Total	$2,528,459

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

7)	Mortgage Servicing Rights (Continued)

The Company collected the following contractual servicing fee income and late fee income as reported in other revenues on the consolidated statements of earnings.

	Years Ended December 31,
	2025	2024
Contractual servicing fees	$918,850	$968,814
Late fees	63,599	77,123
Total	$982,449	$1,045,937

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	December 31,
	2025	2024
Servicing UPB	$361,632,543	$385,134,774

The following key assumptions were used in determining MSR value.

	Prepayment Speeds	Average Life(Years)	Discount Rate
December 31, 2025	12.27	7.44	11.92
December 31, 2024	8.79	8.28	12.14

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

8)	Property and Equipment

Property and equipment is summarized below:

	December 31,
	2025	2024
Land and buildings	$17,511,360	$17,194,972
Furniture and equipment	15,481,843	15,998,717
	32,993,203	33,193,689
Less accumulated depreciation	(14,781,486)	(14,146,001)
Total	$18,211,717	$19,047,688

Depreciation expense for 2025 and 2024 was $2,425,185 and $2,383,621, respectively. Property and equipment are stated at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. The Company did not record any impairment losses on property and equipment for 2025 or 2024. Impairment losses, if any, are included in gains (losses) on investments and other assets on the consolidated statements of earnings.

9)	Deferred Policy and Pre-need Contract Acquisition Costs, Value of Business Acquired, and Unearned Premium Reserve

Deferred Policy and Pre-need Contract Acquisition Costs (“DAC”)

The Company reports DAC pursuant to the accounting policy discussed in Note 1. Also, refer to Note 1 regarding the adoption of ASU 2018-12.

The following tables show a roll forward for the lines of business that contain DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Year Ended December 31, 2025
	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Pre-need Contracts	Total
Balance, beginning of period	$118,803,677	$535,836	$3,754,867	$466	$4,125,061	$127,219,907
Deferrals	18,828,392	171,272	–	–	926,605	19,926,269
Amortization	(9,992,783)	(135,738)	(324,349)	(466)	(714,037)	(11,167,373)
Balance, end of period	$127,639,286	$571,370	$3,430,518	$–	$4,337,629	$135,978,803

	Year Ended December 31, 2024
	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Pre-need Contracts	Total
Balance, beginning of period	$107,480,923	$833,218	$4,064,299	$1,801	$3,974,357	$116,354,598
Deferrals	20,210,400	204,551	–	–	928,080	21,343,031
Amortization	(8,887,646)	(501,933)	(309,432)	(1,335)	(777,376)	(10,477,722)
Balance, end of period	$118,803,677	$535,836	$3,754,867	$466	$4,125,061	$127,219,907

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

9)	Deferred Policy and Pre-need Contract Acquisition Costs, Value of Business Acquired, and Unearned Premium Reserve (Continued)

Value of Business Acquired (“VOBA”)

The Company reports VOBA pursuant to the accounting policy discussed in Note 1. Also, refer to Note 1 regarding the adoption of ASU 2018-12.

The following tables show a roll forward for the lines of business that contain VOBA balances, along with a reconciliation to the Company’s total VOBA balance:

	Year Ended December 31, 2025
	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Total
Balance, beginning of period	$7,397,519	$–	$186,632	$18,370	$7,602,521
Deferrals	–	–	–	–	–
Amortization	(429,188)	–	(61,700)	(2,447)	(493,335)
Balance, end of period	$6,968,331	$–	$124,932	$15,923	$7,109,186

	Year Ended December 31, 2024
	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Total
Balance, beginning of period	$7,841,767	$11,436	$263,025	$21,187	$8,137,415
Deferrals	–	–	–	–	–
Amortization	(444,248)	(11,436)	(76,393)	(2,817)	(534,894)
Balance, end of period	$7,397,519	$–	$186,632	$18,370	$7,602,521

Presuming no additional acquisitions, amortization expense is expected to approximate the following:

2026	$445,378
2027	406,158
2028	373,840
2029	346,290
2030	321,933
Thereafter	5,215,587
Total	$7,109,186

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

9)	Deferred Policy and Pre-need Contract Acquisition Costs, Value of Business Acquired, and Unearned Premium Reserve (Continued)

Unearned Premium Reserve

The Company reports unearned premium reserve pursuant to the accounting policy discussed in Note 1. Also, refer to Note 1 regarding the adoption of ASU 2018-12.

The balance and the changes in Unearned Premium Reserve are as follows:

	December 31, 2025	December 31, 2024
	Universal Life	Universal Life
Balance, beginning of year	$2,013,245	$2,545,132
Deferrals	–	–
Amortization (1)	(188,449)	(531,887)
Unearned premium reserve, end of period	$1,824,796	$2,013,245

(1)	Included in premiums and other considerations on the consolidated statements of earnings.

10)	Goodwill and Other Intangible Assets

Information regarding goodwill by segment was as follows:

	Life Insurance	Cemetery/ Mortuary	Total
Balance at December 31, 2023:
Goodwill	$2,765,570	$2,488,213	$5,253,783
Accumulated impairment	–	–	–
Total goodwill, net	2,765,570	2,488,213	5,253,783

Acquisition	–	–	–

Balance at December 31, 2024:
Goodwill	2,765,570	2,488,213	5,253,783
Accumulated impairment	–	–	–
Total goodwill, net	2,765,570	2,488,213	5,253,783

Acquisition	–	–	–

Balance at December 31, 2025:
Goodwill	2,765,570	2,488,213	5,253,783
Accumulated impairment	–	–	–
Total goodwill, net	$2,765,570	$2,488,213	$5,253,783

Goodwill is not amortized but is tested annually for impairment. The annual impairment tests resulted in no impairment of goodwill for 2025 and 2024.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

10)	Goodwill and Other Intangible Assets (Continued)

The carrying value of the Company’s other intangible assets were as follows, which are included in other assets on the consolidated balance sheets:

		December 31,
	Useful Life	2025	2024
Intangible asset - trade name (1)	15 years	$2,100,000	$2,100,000
Intangible assets - other (1)	15 years	210,000	210,000
Intangible asset - trade name (2)	15 years	610,000	610,000
Intangible asset - customer lists (2)	15 years	2,290,000	2,290,000
Less accumulated amortization		(1,478,666)	(1,131,333)
Balance at end of year		$3,731,334	$4,078,667

(1)	Cemetery/Mortuary Segment
(2)	Life Insurance Segment

Amortization expense for 2025 and 2024 was $347,333 and $324,000, respectively, and is amortized over the estimated useful life using the straight-line method. Amortization expense is included in other expenses on the consolidated statements of earnings.

The following table summarizes the Company’s estimate of future amortization for the other intangible assets:

2026	$347,333
2027	347,333
2028	347,333
2029	347,333
2030	347,333
Thereafter	1,994,669
Total	$3,731,334

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

11)	Derivative Instruments

The Company reports derivative instruments pursuant to the accounting policy discussed in Note 1.

The following table shows the fair value and notional amounts of derivative instruments.

	Balance	December 31, 2025			December 31, 2024
	Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$132,887,592	$1,700,742	$220,605	$210,597,657	$5,348,089	$3,034,879
Total		$132,887,592	$1,700,742	$220,605	$210,597,657	$5,348,089	$3,034,879

The following table presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income, or gains or losses recognized into income on the ineffective portion of the derivatives or any amounts excluded from effective testing.

		Years ended December 31,
Derivative	Classification	2025	2024
Loan commitments	Mortgage fee income	$(833,073)	$729,948

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

12)	Future Policy Benefits and Unpaid Claims

The Company reports future policy benefits and unpaid claims pursuant to the accounting policy discussed in Note 1. Also, refer to Note 1 regarding the adoption of ASU 2018-12. The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liabilities, unpaid claims, and additional insurance liabilities.

The following table provides a reconciliation of future policy benefits and unpaid claims and the related receivable from reinsurers to the consolidated balance sheets.

	December 31,
	2025	2024
Traditional and limited-payment life	$581,389,399	$547,984,488
Deferred profit liability - traditional and limited-payment life	205,802,774	192,278,993
Payout annuities	95,436	99,605
Accident and health	505,208	543,792
Other policyholder funds	4,514,783	4,482,462
Reported but unpaid claims	3,299,899	2,463,220
Incurred but not reported claims	4,099,447	4,228,098

Gross future policy benefits and unpaid claims	$799,706,946	$752,080,658

Receivable from reinsurers

Traditional and limited pay life	9,186,983	9,252,984
Deferred profit liability - traditional and limited-payment life	985,258	1,017,678
Accident and health	70,173	74,762
Reported but unpaid claims	131,712	45,595
Incurred but not reported claims	6,000	10,000

Total receivable from reinsurers	10,380,126	10,401,019

Net future policy benefits and unpaid claims	$789,326,820	$741,679,639

Net unpaid claims	$7,261,634	$6,635,723

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

12)	Future Policy Benefits and Unpaid Claims (Continued)

Traditional and Limited-Payment Life

The following table summarizes the balances of and changes in the liability for future policy benefits for traditional and limited-payment life:

	December 31,
	2025	2024
Present Value of Expected Net Premiums:
Balance, beginning of year	$252,828,338	$261,319,018
Beginning balance at original discount rate	258,790,211	259,735,586
Effect of changes in cash flow assumptions	–	–
Effect of actual variances from expected experience (1)	(19,082,021)	(14,132,236)
Adjusted beginning of year balance	239,708,190	245,603,350
Issuances	50,311,759	53,853,867
Interest accrual	12,184,348	12,553,581
Net premiums collected (2)	(51,872,527)	(53,220,587)
Ending balance at original discount rate	250,331,770	258,790,211
Effect of changes in discount rate assumptions	118,532	(5,961,873)
Balance, end of period	$250,450,302	$252,828,338

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$800,812,826	$833,621,080
Beginning balance at original discount rate	858,516,933	838,813,645
Effect of changes in cash flow assumptions	–	–
Effect of actual variances from expected experience (1)	(15,224,887)	(12,409,158)
Adjusted beginning of year balance	843,292,046	826,404,487
Issuances	50,684,159	55,415,178
Interest accrual	41,342,032	40,743,098
Benefit payments	(68,140,720)	(64,045,830)
Ending balance at original discount rate	867,177,517	858,516,933
Effect of changes in discount rate assumptions	(35,337,817)	(57,704,107)
Balance, end of period	$831,839,700	$800,812,826

Net liability for future policy benefits, pre-flooring	$581,309,175	$547,983,396
Flooring impact, end of period	80,224	1,092
Net liability for future policy benefits, post-flooring	581,389,399	547,984,488
Less: Receivable from reinsurers	9,186,983	9,252,984
Net liability for future policy benefits, after reinsurance	$572,202,416	$538,731,504

(1)	For the years ended December 31, 2025, and 2024, the net effect of actual variances from expected experience was primarily due to lapses. Actual mortality and surrenders were close to expected.
(2)	Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

12)	Future Policy Benefits and Unpaid Claims (Continued)

The following table summarizes the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for traditional and limited-payment life:

	December 31,
	2025	2024
Undiscounted expected future benefit payments	$1,929,788,387	$1,924,273,198
Discounted expected future benefit payments (at original discount rate)	867,097,293	858,515,841
Discounted expected future benefit payments (at current discount rate)	831,839,700	800,812,826

Undiscounted expected future gross premiums	$813,914,337	$832,580,093
Discounted expected future gross premiums (at original discount rate)	544,923,472	556,009,689
Discounted expected future gross premiums (at current discount rate)	545,181,493	543,200,631

The following table summarizes the amount of gross premiums and interest accretion recognized in insurance premiums and other considerations and increase in future policy benefits, respectively, in the consolidated statements of earnings for traditional and limited-payment life:

	December 31,
	2025	2024
Gross premiums	$118,920,945	$118,722,900
Interest accretion	$29,157,684	$28,189,517

The following table summarizes the weighted-average interest rates for traditional and limited-payment life:

	December 31,
	2025	2024
Interest accretion rate	4.90%	4.90%
Current discount rate	6.00%	5.40%

The following table summarizes the weighted-average duration of the liability for traditional and limited-payment life:

	December 31,
	2025	2024
Duration of the liability in years (at original discount rate)	15	15
Duration of the liability in years (at current discount rate)	13	14

Adverse Development

In 2025 and 2024, there were immaterial impacts to net earnings for traditional and limited-payment life, where net premiums exceeded gross premiums for certain issue-year cohorts.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

12)	Future Policy Benefits and Unpaid Claims (Continued)

Deferred Profit Liability

The following table summarizes the balances of and changes in Deferred Profit Liability for traditional and limited- payment life:

	December 31,
	2025	2024
Balance, beginning of year	$192,278,993	$177,843,975
Effect of actual variances from expected experience (1)	(4,188,728)	(3,219,369)
Adjusted balance, beginning of period	188,090,265	174,624,606
Profits deferred	67,048,417	65,502,313
Interest accrual	9,823,588	9,157,208
Amortization	(59,159,496)	(57,005,134)
Other adjustments	–	–
Balance, end of period	205,802,774	192,278,993
Less: Receivable from reinsurers	985,258	1,017,678
Deferred profit liability, net of reinsurance	$204,817,516	$191,261,315

(1)	For the years ended December 31, 2025, and 2024, the net effect of actual variances from expected experience was primarily due to lapses. Actual mortality and surrenders were close to expected.

Unpaid Claims

The following table provides a roll forward of the Company’s liability for reported but unpaid claims and incurred but not reported claims, net of the related receivable from reinsurers.

	Life		Annuities		Accident and Health		Total
Balance at 12/31/2023	$8,129,161		$379,278		$18,000		$8,526,439
Incurred	58,116,837	(1)	12,416,335	(2)	2,767	(3)	70,535,939
Settled	(59,882,755)		(12,540,133)		(3,767)		(72,426,655)
Balance at 12/31/2024	6,363,243		255,480		17,000		6,635,723
Incurred	60,422,703	(1)	12,874,267	(2)	83,309	(3)	73,380,279
Settled	(59,844,155)		(12,826,904)		(83,309)		(72,754,368)
Balance at 12/31/2025	$6,941,791		$302,843		$17,000		$7,261,634

(1)	Included in policyholder benefits and claims on the consolidated statements of earnings
(2)	Released from policyholder account balances
(3)	Included in policyholder benefits and claims on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

13)	Policyholder Account Balances

The Company reports policyholder account balances pursuant to the accounting policy discussed in Note 1. The Company establishes liabilities for policyholder account balances, which are generally equal to the account value, and which include interest credited.

The following table provides a reconciliation of policyholder account balances and the related receivable from reinsurers to the consolidated balance sheets.

	December 31,
	2025	2024
Policyholder account balances - fixed annuities	$104,233,454	$105,088,621
Deferred profit liability - fixed annuities	546,802	627,465
Policyholder account balances - universal life	35,825,494	37,091,230

Gross policyholder account balances	$140,605,750	$142,807,316

Receivable from reinsurers

Policyholder account balances - fixed annuities	3,275,247	3,415,644

Total receivable from reinsurers	3,275,247	3,415,644

Net policyholder account balances	$137,330,503	$139,391,672

The following table summarizes the balances and changes in policyholder account balances for the lines of business indicated:

	December 31, 2025		December 31, 2024
	Universal Life	Fixed Annuities	Universal Life	Fixed Annuities
Balance, beginning of year	$37,091,230	$105,088,621	$37,992,650	$105,442,891
Deposits	1,416,081	10,564,011	1,563,684	11,739,265
Interest credited	1,739,242	2,823,373	1,076,848	2,302,766
Policy charges (1)	(2,314,244)	(12,544)	(2,296,283)	(10,710)
Surrenders, withdrawals and benefit payments	(2,106,815)	(14,230,007)	(1,245,669)	(14,385,591)
Balance, end of period	35,825,494	104,233,454	37,091,230	105,088,621
Less: Receivable from reinsurers	–	3,275,247	–	3,415,644
Policyholder account balances, net of reinsurance	$35,825,494	$100,958,207	$37,091,230	$101,672,977

Weighted-average crediting rate	4.16%	3.04%	4.16%	3.02%
Net amount at risk (2)	132,136,625	N/A	138,917,721	N/A
Cash surrender value	35,825,494	103,752,177	37,091,230	104,734,535

(1)	Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance. Included in premiums and other considerations on the consolidated statements of earnings.
(2)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

13)	Policyholder Account Balances (Continued)

The following table summarizes the balances of and changes in Deferred Profit Liability for fixed annuities:

	December 31,
	2025	2024
Balance, beginning of year	$627,465	$738,351
Effect of actual variances from expected experience	–	–
Adjusted balance, beginning of period	627,465	738,351
Profits deferred	–	–
Interest accrual	–	–
Amortization	(80,663)	(110,886)
Other adjustments	–	–
Balance, end of period	546,802	627,465
Less: Receivable from reinsurers	–	–
Deferred profit liability, net of reinsurance	$546,802	$627,465

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

13)	Policyholder Account Balances (Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums for the lines of business indicated are as follows:

	December 31, 2025
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1-50 bps above guaranteed minimum	51-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Universal Life
Less than 1.00%	–	–	–	–	$–
1.00% - 1.99%	–	–	–	–	–
2.00% - 2.99%	–	–	–	–	–
3.00% - 4.00%	25,201,294	–	1,539,544	–	26,740,838
Greater than 4.00%	4,413,796	4,670,860	–	–	9,084,656
Total	$29,615,090	$4,670,860	$1,539,544	$–	$35,825,494

Fixed Annuities
Less than 1.00%	$–	$–	$–	$–	$–
1.00% - 1.99%	11,015,277	10,211,390	–	–	21,226,667
2.00% - 2.99%	4,658,151	–	331,769	4,892,688	9,882,608
3.00% - 4.00%	34,527,466	10,424,384	39,271	431,296	45,422,417
Greater than 4.00%	27,356,830	–	344,932	–	27,701,762
Total	$77,557,724	$20,635,774	$715,972	$5,323,984	$104,233,454

	December 31, 2024
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1-50 bps above guaranteed minimum	51-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Universal Life
Less than 1.00%	–	–	–	–	$–
1.00% - 1.99%	–	–	–	–	–
2.00% - 2.99%	–	–	–	–	–
3.00% - 4.00%	26,046,613	–	1,534,331	–	27,580,944
Greater than 4.00%	4,734,233	4,776,053	–	–	9,510,286
Total	$30,780,846	$4,776,053	$1,534,331	$–	$37,091,230

Fixed Annuities
Less than 1.00%	$–	$–	$–	$–	$–
1.00% - 1.99%	12,054,288	11,769,363	–	–	23,823,651
2.00% - 2.99%	4,971,936	–	333,150	5,103,114	10,408,200
3.00% - 4.00%	30,725,910	10,535,194	35,597	437,677	41,734,378
Greater than 4.00%	28,768,112	–	354,280	–	29,122,392
Total	$76,520,246	$22,304,557	$723,027	$5,540,791	$105,088,621

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

14)	Reinsurance

The Company followed the procedure of reinsuring risks of more than a specified limit, which ranged from $25,000 to $100,000 on newly issued policies. Currently, the Company does not reinsure risks on newly issued policies. The Company has also assumed various reinsurance agreements through acquisition of various life companies and has assets held in trust related to certain agreements. The Company is ultimately liable for these reinsured amounts in the event such reinsurers are unable to pay their portion of the claims. The Company evaluates the financial condition of reinsurers and monitors the concentration of credit risk. The Company had a significant concentration of credit risk with a single reinsurer of 94.6% and 94.4% of ceded life insurance in force as of December 31, 2025 and 2024, respectively. This represented approximately 7.6% and 7.8% of the Company’s total life insurance in force as of December 31, 2025 and 2024, respectively.

The Company’s life insurance in force and premiums for reinsurance are summarized as follows:

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2025
Life Insurance in force ($000)	$3,902,015	$316,251	$31,240	$3,617,004	0.9%

Premiums:
Life Insurance	$121,324,575	$1,959,362	$220,502	$119,585,715	0.2%
Accident and Health Insurance	171,380	–	8	171,388	0.0%
Total premiums	$121,495,955	$1,959,362	$220,510	$119,757,103	0.2%

2024
Life Insurance in force ($000)	$3,914,583	$325,189	$33,088	$3,622,482	0.9%

Premiums:
Life Insurance	$121,392,765	$2,142,678	$217,701	$119,467,788	0.2%
Accident and Health Insurance	187,949	–	8	187,957	0.0%
Total premiums	$121,580,714	$2,142,678	$217,709	$119,655,745	0.2%

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

15)	Bank and Other Loans Payable

Bank and other loans payable are summarized as follows:

	December 31,
	2025	2024
3.85% fixed note payable in monthly installments of $243,781 including principal and interest, collateralized by real property with a book value of approximately $57,645,000, due June 2032.	$48,169,363	$49,174,545

3.30% fixed note payable in monthly installments of $179,562 including principal and interest, collateralized by real property with a book value of approximately $41,152,000, due April 2031.	36,751,084	37,632,943

4.7865% fixed interest only note payable in monthly installments, collateralized by real property with a book value of approximately $15,886,000, due June 2028.	9,200,000	9,200,000

1 month SOFR rate plus 2.0% loan purchase agreement with a warehouse line availability of $25,000,000, matures August 2026.	817,536	2,668,519

1 month SOFR rate plus 2.1% loan purchase agreement with a warehouse line availability of $15,000,000, matures July 2026.	696,692	7,918,930

1 month SOFR rate plus 1.95% loan purchase agreement with a warehouse line availability of $35,000,000, matures August 2026.	2,659,221	–

Finance lease liabilities	94,023	145,167

Total bank and other loans	98,387,919	106,740,104

Less current installments	(6,195,297)	(12,559,420)
Bank and other loans, excluding current installments	$92,192,622	$94,180,684

The following tabulation shows the combined maturities of bank and other loans payable:

2026	$6,195,297
2027	2,035,081
2028	11,305,278
2029	2,187,468
2030	2,263,879
Thereafter	74,400,916
Total	$98,387,919

Interest expense in 2025 and 2024 was $4,518,965 and $4,254,100, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

15)	Bank and Other Loans Payable (Continued)

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

Federal Home Loan Bank of Des Moines

As of December 31, 2025 and 2024, the amount available for borrowings from the FHLB of Des Moines was approximately $48,350,685 and $41,235,894, respectively. As of December 31, 2025 and 2024, United States Treasury fixed maturity securities with an estimated fair value of $55,751,822 and $54,487,812, respectively, have been pledged at the FHLB of Des Moines as collateral for current and potential borrowing. As of December 31, 2025 and 2024, the Company had no outstanding FHLB borrowings. As of December 31, 2025 and 2024, the Company’s total investment in FHLB stock was $500,100 and $479,100, respectively. As of December 31, 2025, the Company was contingently liable under standby letters of credit aggregating $3,884,998. These letters of credit are to be used to cover any contingency related to additional risk assessments pertaining to the Company’s captive insurance program for $443,758 and for bonding of residential land development for $3,441,240.

Federal Home Loan Bank of Dallas

As of December 31, 2025 and 2024, the amount available for borrowings from the FHLB of Dallas was approximately $6,087,398 and $8,342,442, respectively. As of December 31, 2025 and 2024, Mortgage-Backed fixed maturity securities with an estimated fair value of $6,784,513 and $9,312,642, respectively have been pledged at the FHLB of Dallas as collateral for current and potential borrowings, respectively. As of December 31, 2025 and 2024, the Company had no outstanding FHLB borrowings. As of December 31, 2025, the Company’s total investment in FHLB stock was $146,400 compared with $1,925,800 as of December 31, 2024.

Revolving Lines of Credit

The Company has a $5,000,000 revolving line-of-credit with a bank with interest payable at a variable rate based on the adjusted daily SOFR plus a margin of 2.25%, secured by the capital stock of Security National Life and maturing June 1, 2026, renewable annually. As of December 31, 2025, the Company was contingently liable under standby letter of credit aggregating $1,250,000, which is used as collateral for SecurityNational Mortgage’s state licensing requirements. The standby letter of credit will draw on the line of credit if necessary. The Company does not expect any material losses to result from the issuance of the standby letter of credit. As of December 31, 2025 there were no amounts outstanding under the revolving line-of-credit.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

15)	Bank and Other Loans Payable (Continued)

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

The agreements for US Bank and JP Morgan Chase Bank warehouse lines of credit include a cross-default provision where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of December 31, 2025, SecurityNational Mortgage was not in compliance with the net income covenant of the US Bank, Western Alliance Bank and JP Morgan Chase Bank warehouse lines of credit. SecurityNational Mortgage has since received waivers from each of these lenders with respect to this covenant. In the unlikely event the Company is required to repay the outstanding advances of approximately $4,173,449 on the warehouse lines of credit, the Company has sufficient cash to do so. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company’s revolving line of credit agreements contain debt covenants requiring the Company to maintain minimum operating cash flow ratios and minimum net worth requirements for each of its business segments. The Company is also subject to debt covenants under one of its real estate loans which require maintenance of a minimum consolidated operating cash flow ratio, minimum liquidity amounts, and minimum consolidated net worth value. In addition to these financial debt covenants, the Company is required to provide segment specific financial statements and building specific financial statements under the agreements for each of its bank loans. As of December 31, 2025, the Company was in compliance with all these debt covenants.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

16)	Leases

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

Related Party Lease Transactions

The Company does not have any related party lease transactions that require disclosure as of December 31, 2025.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

16)	Leases (Continued)

	Years Ended December 31
	2025	2024
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$86,515	$48,687
Interest on lease liabilities (2)	10,361	6,553
Operating lease cost (3)	2,655,969	3,102,662
Short-term lease cost (3)(4)	1,232,176	1,419,524
Sublease income (3)	(958,038)	(562,675)
Total lease cost	$3,026,983	$4,014,751

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,879,018	$3,622,607
Operating cash flows from finance leases	10,361	6,553
Financing cash flows from finance leases	84,643	46,425

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,582,742	$1,770,873
Finance leases	33,500	176,040

Weighted-average remaining lease term (in years)
Finance leases	1.83	1.80
Operating leases	2.81	2.66

Weighted-average discount rate
Finance leases	7.70%	7.89%
Operating leases	6.33%	5.37%

(1)	Included in Depreciation on property and equipment on the consolidated statements of earnings
(2)	Included in Interest expense on the consolidated statements of earnings
(3)	Included in Rent and rent related expenses on the consolidated statements of earnings
(4)	Includes leases with a term of 12 months or less

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

16)	Leases (Continued)

The following table presents the maturity analysis of the Company’s lease liabilities.

	Finance Leases	Operating Leases
Lease payments due in:
2026	$72,074	$2,256,398
2027	11,157	957,728
2028	9,504	624,120
2029	7,217	477,929
2030	1,034	252,836
Thereafter	–	–
Total undiscounted lease payments	100,986	4,569,011
Less: Discount on cash flows	(6,963)	(431,953)
Present value of lease liabilities	$94,023	$4,137,058

The following table presents the Company’s right-of-use assets and lease liabilities.

		Year Ended December 31,
	Balance Sheet Location	2025	2024
Operating Leases
Right-of-use assets	Other assets	$3,911,710	$4,837,045

Lease liabilities	Other liabilities and accrued expenses	$4,137,058	$5,285,440

Finance Leases
Right-of-use assets		$232,133	$207,127
Accumulated amortization		(142,992)	(64,971)
Right-of-use assets, net	Property and equipment, net	$89,141	$142,156

Lease liabilities	Bank and other loans payable	$94,023	$145,167

The Company is also a lessor and has operating lease agreements with various tenants that lease its commercial properties. See Note 2 for information about the Company’s real estate held for investment.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

17)	Income Taxes

Refer to Note 1 regarding the adoption of ASU 2018-12 and ASU 2023-09.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. OBBBA did not have a material impact on the Company’s estimated effective tax rate for 2025.

The Company’s income tax liability is summarized as follows:

	December 31,
	2025	2024
Current	$516,851	$(725,175)
Deferred	25,403,711	25,265,687
Total	$25,920,562	$24,540,512

The significant components of the Company’s deferred tax assets and liabilities are approximately as follows:

	December 31,
	2025	2024
Assets
Future policy benefits	$8,538,993	$4,663,986
Loan loss reserve and allowances	1,431,236	1,395,203
Unearned premium	383,207	422,453
Net operating loss	687,524	1,245,888
Deferred compensation	2,388,705	2,033,686
Total deferred tax assets	13,429,665	9,761,216

Liabilities
Deferred policy acquisition costs	21,138,853	20,061,762
Basis difference in property, equipment and real estate	8,700,097	8,973,198
Value of business acquired	1,492,929	1,596,529
Deferred gains	1,042,235	1,365,803
Trusts	1,064,387	1,064,387
Intangibles	848,497	717,336
Other	917,003	534,311
Tax on unrealized appreciaton	3,629,375	713,577
Total deferred tax liabilities	38,833,376	35,026,903
Net deferred tax liability	$25,403,711	$25,265,687

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

17)	Income Taxes (Continued)

The Company’s income tax expense is summarized as follows:

	December 31,
	2025	2024
Current
Federal	$7,683,833	$7,182,377
State	119,260	73,654
	7,803,093	7,256,031

Deferred
Federal	1,391,114	876,424
State	63,067	122,273
	1,454,181	998,697
Total	$9,257,274	$8,254,728

The following table provides a rate reconciliation between income tax expense (benefit) and the statutory expectations.

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$8,696,017	21.0%	$7,848,518	21.0%
State and local tax expense, net of federal income tax effect (1)	144,038	0.4%	154,782	0.4%
Nontaxable or nondeductible items	392,641	0.9%	224,851	0.6%
Other, net	24,578	0.1%	26,577	0.1%
Effective tax rate	$9,257,274	22.4%	$8,254,728	22.1%

(1)	State taxes in Texas and Utah made up the majority (greater than 50%) of the tax effect in this category.

The Company’s overall effective tax rate for 2025 and 2024 was 22.4% and 22.1% respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% partially due to its provision for state income taxes. The increase in the effective tax rate when compared to the prior year was partially due to an increase in non-deductible items.

As of December 31, 2025, the Company had no significant unrecognized tax benefits. As of December 31, 2025, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2022 through 2025 are subject to examination by taxing authorities.

Net Operating Losses and Tax Credit Carryforwards:

Year of Expiration
2026	$–
2027	–
2028	–
2029	–
2030	–
Thereafter up through 2037	568,300
Indefinite carryforwards	–
$568,300

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

18)	Equity

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

Stockholders of both Class A and Class C Common Stock have received 5% stock dividends in the years 1990 through 2019, a 7.5% stock dividend in the year 2020, and a 5% stock dividend in the years 2021 through 2025, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2023 (1)	22,119,436	3,291,273

Exercise of stock options	200,072	201,667
Vesting of restricted stock units	1,785	–
Conversion of Class C to Class A	266	(266)

Outstanding shares at December 31, 2024 (1)	22,321,559	3,492,674

Exercise of stock options	96,566	95,337
Vesting of restricted stock units	9,726	–
Conversion of Class C to Class A	774	(774)

Outstanding shares at December 31, 2025	22,428,625	3,587,237

(1)	Adjusted retroactively for the effect of annual stock dividends

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

18)	Equity (Continued)

Accumulated Other Comprehensive Income (Loss)

Refer to Note 1 regarding the adoption of ASU 2018-12.

The following summarizes the changes in accumulated other comprehensive income (loss):

	December 31
	2025	2024

Unrealized gains on fixed maturity securities available for sale	$10,258,631	$145,520
Amounts reclassified into net earnings	(257,606)	(156,562)
Net unrealized gains (losses) before taxes	10,001,025	(11,042)
Tax expense	(2,101,090)	(377)
Net	7,899,935	(11,419)
Unrealized gains on restricted assets (1)	6,386	841
Tax expense	(1,591)	(210)
Net	4,795	631
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	4,811	(1,403)
Tax benefit (expense)	(1,199)	350
Net	3,612	(1,053)
Interest rate remeasurement of future policy benefits	(16,285,885)	44,966,236
Tax benefit (expense)	3,420,037	(9,442,910)
Net	(12,865,848)	35,523,326
Other comprehensive income (loss) changes	$(4,957,506)	$35,511,485

(1)	Fixed maturity securities available for sale

The following is the accumulated balances of other comprehensive income (loss) as of December 31, 2025:

	Beginning Balance December 31, 2024	Change for the period	Ending Balance December 31, 2025
Unrealized gains (losses) on fixed maturity securities available for sale	$(7,147,384)	$7,899,935	$752,551
Unrealized gains (losses) on restricted assets (1)	(4,126)	4,795	669
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(5,225)	3,612	(1,613)
Interest rate remeasurement of future policy benefits	40,876,364	(12,865,848)	28,010,516
Other comprehensive income	$33,719,629	$(4,957,506)	$28,762,123

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

18)	Equity (Continued)

The following is the accumulated balances of other comprehensive income (loss) as of December 31, 2024:

	Beginning Balance January 1, 2024	Change for the period	Ending Balance December 31, 2024
Unrealized gains (losses) on fixed maturity securities available for sale	$(7,135,965)	$(11,419)	$(7,147,384)
Unrealized gains (losses) on restricted assets (1)	(4,757)	631	(4,126)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(4,172)	(1,053)	(5,225)
Interest rate remeasurement of future policy benefits	5,353,038	35,523,326	40,876,364
Other comprehensive income (loss)	$(1,791,856)	$35,511,485	$33,719,629

(1)	Fixed maturity securities available for sale

19)	Earnings Per Share

Earnings per share have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share were calculated as follows:

	Years Ended December 31,
	2025	2024
Numerator:
Net earnings	$32,152,330	$29,119,165

Denominator:
Denominator for basic earnings per share-weighted-average shares	24,727,498	24,492,597

Effect of dilutive securities
Employee stock options	756,696	693,877
Unvested restricted stock units	118	32
Dilutive potential common shares	756,814	693,908

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	25,484,312	25,186,505

Basic earnings per share	$1.30	$1.19
Diluted earnings per share	$1.26	$1.16

For 2025 and 2024, there were 435,485 and 363,700 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share are the same for each class of common stock.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

20)	Business Segment Information

Description of Products and Services by Segment

The Company has identified three operating and reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company’s life insurance segment revenue consists of life insurance premiums; fees earned on insurance assignment funding and net investment income derived from investing policyholder and surplus funds. Its expenses include operating expenses to collect insurance premiums and insurance policy receivables, and administer claims, and commissions payable related to the sale of insurance products sold by the Company’s independent agency force. The Company’s cemetery and mortuary segment revenue consists of fees from the sale of at-need cemetery and mortuary merchandise, services at its mortuaries and cemeteries, pre-need sales of cemetery spaces and the net investment income from investing surplus cash. Its expenses include operating expenses to maintain mortuary and cemetery operations and commissions related to the sale of insurance products sold by the Company’s agents. The Company’s mortgage segment revenue consists of residential mortgage origination fee income and mortgage interest income. Its expenses include normal operating expenses related to the origination and sale of residential mortgage loans, loan servicing, and warehouse interest and fee expenses.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

20)	Business Segment Information (Continued)

	Year Ended December 31, 2025
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$119,757,103	$28,704,450	$108,209,319	$256,670,872
Net investment income	76,379,023	2,345,283	614,206	79,338,512
Gains on investments and other assets	3,229,181	1,347,054	60,142	4,636,377
Other revenues	1,903,939	920,325	1,117,513	3,941,777
Intersegment revenues	6,995,959	340,001	353,929	7,689,889
Total segment revenues	208,265,205	33,657,113	110,355,109	352,277,427

Elimination of intersegment revenues				(7,689,889)
Total consolidated revenues				344,587,538

Less:
Policyholder benefits and claims	100,817,674	–	–
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	10,946,671	714,037	–
Selling, general and administrative expenses:
Commissions	3,412,729	1,191,548	42,444,319
Personnel	34,946,951	10,808,207	41,396,645
Advertising	443,079	601,283	2,470,279
Rent and rent related	362,650	146,850	3,251,019
Depreciation on property and equipment	896,227	913,037	615,921
Cost related to funding mortgage loans	–	–	6,622,489
Data processing and IT related (1)	1,191,834	300,271	3,640,818
Premium taxes on insurance premiums and other considerations (1)	2,957,328	–	–
Other segment items (1)(2)	10,509,380	5,163,619	7,234,014
Intersegment expenses (3)	693,716	336,863	6,659,310
Interest expense	3,735,224	2,318	781,423
Costs of goods and services sold-mortuaries and cemeteries	–	4,660,090	–
Income tax expense (benefit)	7,912,489	2,235,035	(890,250)
Segment net earnings (loss)	29,439,253	6,583,955	(3,870,878)	32,152,330

Net earnings				$32,152,330

Segment assets	$1,409,753,605	$105,970,868	$72,460,214	$1,588,184,687

Elimination of intersegment assets				(26,340,083)
Total consolidated assets				$1,561,844,604

Expenditures for long-lived assets	$64,060,800	$1,244,003	$314,557	$65,619,360

(1)	Included in other expenses on the consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

20)	Business Segment Information (Continued)

	Year Ended December 31, 2024
	Life	Cemetery/
	Insurance	Mortuary	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$119,655,745	$29,037,173	$107,558,640	$256,251,558
Net investment income	68,254,989	2,568,511	901,749	71,725,249
Gains (losses) on investments and other assets	2,054,994	873,166	(986,262)	1,941,898
Other revenues	1,563,812	543,354	2,496,797	4,603,963
Intersegment revenues	7,272,110	340,933	573,449	8,186,492
Total segment revenues	198,801,650	33,363,137	110,544,373	342,709,160

Elimination of intersegment revenues				(8,186,492)
Total consolidated revenues				334,522,668

Less:
Policyholder benefits and claims	100,613,091	–	–
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	10,235,240	777,376	–
Selling, general and administrative expenses:
Commissions	3,809,118	1,564,426	41,599,365
Personnel	30,396,560	10,215,565	44,472,677
Advertising	466,821	568,597	2,079,702
Rent and rent related	434,604	158,950	4,553,515
Depreciation on property and equipment	923,365	830,855	629,401
Cost related to funding mortgage loans	–	–	6,134,709
Data processing and IT related (1)	847,845	240,946	3,453,741
Premium taxes on insurance premiums and other considerations (1)	3,067,467	–	–
Other segment items (1)(2)	8,640,857	4,975,269	6,401,085
Intersegment expenses (3)	913,279	365,635	6,907,578
Interest expense	3,727,514	827	525,759
Costs of goods and services sold-mortuaries and cemeteries	–	4,803,528	–
Income tax expense (benefit)	7,291,246	2,227,353	(1,263,871)
Segment net earnings (loss)	27,434,643	6,633,810	(4,949,288)	29,119,165

Net earnings				$29,119,165

Segment assets	$1,344,932,334	$95,565,758	$90,459,481	$1,530,957,573

Elimination of intersegment assets				(36,495,259)
Total consolidated assets				$1,494,462,314

Expenditures for long-lived assets	$52,414,507	$2,185,269	$219,054	$54,818,830

(1)	Included in other expenses on the consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

21)	Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value presented in its disclosures related to significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Fixed Maturity Securities Available for Sale: The fair values of fixed maturity securities are based on quoted market prices, (when available). For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements (considered Level 3 financial assets), are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit, and maturity of the investments.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

21)	Fair Value of Financial Instruments (Continued)

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

Impaired Real Estate Held for Investment: Fair value is generally determined by obtaining an independent appraisal, which typically considers area comparable properties and property conditions. The Company believes that in an orderly market, fair value approximates the replacement cost of a home and will list for sale any foreclosed properties. In a disorderly market, the Company believes the highest and best use of the properties is as income producing assets and will hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for estimated future policy benefits. Accordingly, in addition to an appraisal, the determination of the fair value will generally be weighed more heavily toward the rental analysis.

It should be noted that for replacement cost, when determining the fair value of real estate held for investment, the Company uses a provider of building cost information to the real estate construction industry. For the investment analysis, the Company uses market data based upon its real estate operation experience and projected the present value of net rental income over seven years. The Company also considers comparable properties int the area and property conditions when determining fair value.

In addition to this analysis performed by the Company, the Company depreciates Real Estate Held for Investment. This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

21)	Fair Value of Financial Instruments (Continued)

Mortgage Servicing Rights: The Company initially recognizes MSRs at their estimated fair values derived from the net cash flows associated with the servicing contracts, where the Company assumes the obligation to service the loan in the sale transaction.

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet as of December 31, 2025.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$382,777,918	$–	$382,203,275	$574,643
Equity securities	18,050,062	18,050,062	–	–
Loans held for sale	155,968,266	–	–	155,968,266
Restricted assets (1)	1,177,251	–	1,177,251	–
Restricted assets (2)	14,928,917	14,928,917	–	–
Cemetery perpetual care trust investments (1)	272,012	–	272,012	–
Cemetery perpetual care trust investments (2)	6,303,732	6,303,732	–	–
Derivatives - loan commitments (3)	1,700,742	–	–	1,700,742
Total assets accounted for at fair value on a recurring basis	$581,178,900	$39,282,711	$383,652,538	$158,243,651

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	$(220,605)	$–	$–	$(220,605)
Total liabilities accounted for at fair value on a recurring basis	$(220,605)	$–	$–	$(220,605)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

21)	Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet as of December 31, 2024.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$366,546,129	$–	$365,396,203	$1,149,926
Equity securities	15,771,681	15,771,681	–	–
Loans held for sale	131,181,148	–	–	131,181,148
Restricted assets (1)	2,351,369	–	2,351,369	–
Restricted assets (2)	9,972,166	9,972,166	–	–
Cemetery perpetual care trust investments (1)	769,662	–	769,662	–
Cemetery perpetual care trust investments (2)	4,920,044	4,920,044	–	–
Derivatives - loan commitments (3)	5,348,089	–	–	5,348,089
Total assets accounted for at fair value on a recurring basis	$536,860,288	$30,663,891	$368,517,234	$137,679,163

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	$(3,034,879)	$–	$–	$(3,034,879)
Total liabilities accounted for at fair value on a recurring basis	$(3,034,879)	$–	$–	$(3,034,879)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2025	Technique	Input(s)	Value	Value	Average
Loans held for sale	$155,968,266	Market approach	Investor contract pricing as a percentage of unpaid principal balance	86.0%	107.0%	102.0%

Derivatives - loan commitments (net)	1,480,137	Market approach	Pull-through rate	60.0%	100.0%	89.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	251 bps	52 bps

Fixed maturity securities available for sale	574,643	Broker quotes	Pricing quotes	$100.00	$100.77	$100.10

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

21)	Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	12/31/2024	Technique	Input(s)	Value	Value	Average
Loans held for sale	$131,181,148	Market approach	Investor contract pricing as a percentage of unpaid principal balance	84.0%	109.0%	102.0%

Derivatives - loan commitments (net)	2,313,210	Market approach	Pull-through rate	63.0%	100.0%	83.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	242 bps	47 bps

Fixed maturity securities available for sale	1,149,926	Broker quotes	Pricing quotes	$100.00	$101.20	$100.16

The following table is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2024	$2,313,210		$131,181,148	$1,149,926
Originations/purchases	–		2,296,054,902	–
Sales, maturities and paydowns	–		(2,323,112,059)	(574,074)
Foreclosed into real estate held for sale	–		(828,063)
Foreclosed into receivables	–		(380,000)	–
Total gains (losses):
Included in earnings	(833,073	) (1)	53,052,338 (1)	– (2)
Included in other comprehensive income	–		–	(1,209)

Balance - December 31, 2025	$1,480,137		$155,968,266	$574,643

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

The following table is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Net Derivatives Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale

Balance - December 31, 2023	$1,583,262		$126,549,190	$1,238,656
Originations/purchases	–		2,295,830,408	–
Sales, maturities and paydowns	–		(2,338,209,587)	(92,593)
Foreclosed into real estate held for sale	–		(858,977)	–
Foreclosed into receivables	–		(382,936)	–
Total gains (losses):
Included in earnings	729,948	(1)	48,253,050 (1)	–	(2)
Included in other comprehensive income	–		–	3,863

Balance - December 31, 2024	$2,313,210		$131,181,148	$1,149,926

(1)	As a component of mortgage fee income on the consolidated statements of earnings
(2)	As a component of net investment income on the consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

21)	Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2025, or 2024, respectively.

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of December 31, 2025, and 2024.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2025:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$88,348,354	$–	$–	$89,318,434	$89,318,434
Residential construction	156,744,272	–	–	156,744,272	156,744,272
Commercial	77,342,759	–	–	78,683,341	78,683,341
Mortgage loans held for investment, net	$322,435,385	$–	$–	$324,746,047	$324,746,047
Policy loans	14,467,357	–	–	14,467,357	14,467,357
Insurance assignments, net (1)	44,507,531	–	–	44,507,531	44,507,531
Restricted assets (2)	810,802	–	–	810,802	810,802
Cemetery perpetual care trust investments (2)	66,209	–	–	66,209	66,209
Mortgage servicing rights, net	2,528,459	–	–	4,035,635	4,035,635

Liabilities
Bank and other loans payable	$(98,387,919)	$–	$–	$(87,490,315)	$(87,490,315)
Policyholder account balances - universal life	(35,825,494)	–	–	(35,986,392)	(35,986,392)
Policyholder account balances - fixed annuities	(104,780,256)	–	–	(103,880,576)	(103,880,576)

(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

21)	Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2024:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$89,780,350	$–	$–	$90,168,328	$90,168,328
Residential construction	150,211,240	–	–	150,211,240	150,211,240
Commercial	61,755,768	–	–	60,864,775	60,864,775
Mortgage loans held for investment, net	$301,747,358	$–	$–	$301,244,343	$301,244,343
Policy loans	14,019,248	–	–	14,019,248	14,019,248
Insurance assignments, net (1)	46,956,932	–	–	46,956,932	46,956,932
Restricted assets (2)	983,834	–	–	983,834	983,834
Cemetery perpetual care trust investments (2)	2,141,464	–	–	2,141,464	2,141,464
Mortgage servicing rights, net	2,939,878	–	–	4,552,316	4,552,316

Liabilities
Bank and other loans payable	$(106,740,104)	$–	$–	$(90,455,678)	$(90,455,678)
Policyholder account balances - universal life	(37,091,230)	–	–	(37,626,593)	(37,626,593)
Policyholder account balances - fixed annuities	(105,716,086)	–	–	(104,611,544)	(104,611,544)

(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment

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

Residential Construction — These loans primarily have short term maturities. Accordingly, the estimated fair value is determined to be the carrying value.

Commercial — The estimated fair value is determined by estimating expected future cash flows of payments and discounting them using current interest rates for commercial mortgages.

Policy Loans: These loans are fully collateralized by the cash surrender value of the underlying insurance policy. Accordingly, the carrying amounts reported in the accompanying consolidated balance sheets approximate their fair values.

Insurance Assignments, Net: These investments primarily have short term maturities. Accordingly, the carrying amounts reported in the accompanying consolidated balance sheets approximate their fair values.

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

Policyholder Account Balances: Policyholder account balances for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period more than related policy account balances. Interest credit rates for interest-sensitive insurance products ranged from 1.5% to 6.5%. The fair values for these investment-type insurance policies are estimated based on the present value of liability cash flows. The fair values for the Company’s insurance policies other than investment-type policies are not required to be disclosed. However, the fair values of liabilities under all insurance policies are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance policies.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

22)	Stock Compensation Plans and Retirement Plans

Stock Compensation Plans

The Company has three active equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan” or “the Plans”).

Stock Options

Stock based compensation expense for stock options issued of $1,281,569 and $794,654 has been recognized under these Plans for 2025 and 2024, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2025, the total unrecognized compensation expense related to the stock options issued was $1,681,944, which is expected to be recognized over the remaining vesting period.

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

			Assumptions
Grant Date	Plan	Weighted-Average Fair Value of Each Option	Expected Dividend Yield (1)	Underlying stock FMV	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (years)
December 5, 2025	All Plans	$1.93	5%	$8.53	35.93%	3.71%	5.23

March 21, 2025	All Plans	$3.17	5%	$12.82	38.26%	3.98%	5.31

January 9, 2025	All Plans	$3.04	5%	$11.93	38.44%	4.43%	5.31

December 26, 2024	All Plans	$3.01	5%	$11.87	38.41%	4.38%	5.31

December 6, 2024	All Plans	$3.17	5%	$13.08	38.17%	4.00%	5.12

January 12, 2024	All Plans	$2.01	5%	$8.35	37.51%	3.81%	5.31

January 8, 2024	All Plans	$2.16	5%	$8.93	37.50%	3.93%	5.31

(1)	Stock dividend

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

22)	Stock Compensation Plans and Retirement Plans (Continued)

The activity of the Plans is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)
Outstanding at December 31, 2023	833,570	$4.91	1,520,062	$5.57
Adjustment for the effect of stock dividends	38,724		76,005
Granted	59,200		330,000
Exercised	(267,491)		(201,667)
Cancelled	(17,409)		–

Outstanding at December 31, 2024	646,594	$5.63	1,724,400	$6.87
Adjustment for the effect of stock dividends	27,898		80,571
Granted	284,707		674,343
Exercised	(162,467)		(113,023)
Cancelled	(35,894)		–

Outstanding at December 31, 2025	760,838	$6.85	2,366,291	$7.54

Exercisable at end of year	494,756	$5.89	1,691,948	$7.13

Available options for future grant	1,903,835		4,207

Weighted average contractual term of options outstanding at December 31, 2025	6.71 years		6.99 years

Weighted average contractual term of options exercisable at December 31, 2025	5.09 years		5.89 years

Aggregated intrinsic value of options outstanding at December 31, 2025 (1)	$1,822,785		$4,717,929

Aggregated intrinsic value of options exercisable at December 31, 2025 (1)	$1,702,761		$4,404,475

(1)	The Company used a stock price of $9.01 as of December 31, 2025 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during 2025, and 2024 was $1,503,525 and $3,104,163, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

22)	Stock Compensation Plans and Retirement Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $38,928 and $6,166 has been recognized under these plans for the 2025 and 2024, respectively, and is included in personnel expenses on the consolidated statements of earnings. As of December 31, 2025, the total unrecognized compensation expense related to the RSUs issued was $26,626, which is expected to be recognized over the remaining vesting period.

The activity of the RSUs is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	2,245	$7.72

Granted	12,353
Vested	(1,785)

Non-vested at December 31, 2024	12,813	$12.90
Granted	14,481
Vested	(9,726)

Non-vested at December 31, 2025	17,568	$9.33

Available RSUs for future grant	489,706

Retirement Plans

The Company has three 401(k) savings plans covering all eligible employees which include employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $23,500 and $23,000 for the years 2025 and 2024, respectively or the statutory limits. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for 2025 and 2024 was $811,622 and $768,288, respectively under the plan.

The Company has a Non-Qualified Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contribution for 2025 and 2024 was $503,654 and nil, respectively under the plan.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

22)	Stock Compensation Plans and Retirement Plans (Continued)

In June 2024, the Board members approved a motion to extend the Chief Executive Officer’s employment agreement, dated December 4, 2012, for an additional six-year term ending December 31, 2030. In the event of disability, the Chief Executive Officer’s salary would be continued for up to five years at 75% of its current level of compensation. In the event of a sale or merger of the Company and the Chief Executive Officer is not retained in his current position, the Company would be obligated to continue paying the Chief Executive Officer’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that the Chief Executive Officer is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current level of compensation. If the Chief Executive Officer dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company adjusted the accrual by $1,479,348 and $340,557 during 2025 and 2024, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued was $8,695,154 and $7,215,806 as of December 31, 2025 and 2024, respectively.

The Company also has an employment agreement with its former Vice President of Mortgage Operations and President of SecurityNational Mortgage, who retired from the Company on December 31, 2015. Under the terms of the employment agreement, this individual is entitled to receive retirement benefits from the Company for a period of ten years in an amount equal to 50% of his rate of compensation at the time of his retirement, which was $267,685 for the year ended December 31, 2015. If this individual dies prior to receiving all his retirement benefits under his employment agreement, the remaining benefits will be made to his heirs. The company has paid monthly installments that equal an annual payment of $133,843 to this individual each year since 2016. The liability accrued was nil and $133,843 as of December 31, 2025 and 2024, respectively and is included in other liabilities and accrued expenses on the consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

23)	Statutory Financial Information and Dividend Limitations

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

The statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by insurance regulatory authorities are as follows:

	Statutory Net Income		Statutory Capital and Surplus
	Years Ended December 31,		December 31,
	2025	2024	2025	2024
Amounts by insurance subsidiary:
Security National Life Insurance Company	$18,573,017	$9,618,883	$104,233,477	$87,559,495
Kilpatrick Life Insurance Company	2,179,362	2,749,370	22,340,067	21,419,520
First Guaranty Insurance Company	1,446,771	1,336,977	10,394,211	9,140,283
Southern Security Life Insurance Company, Inc.	165	24	1,587,842	1,584,583
Trans-Western Life Insurance Company	4	41	512,615	512,612
Total	$22,199,319	$13,705,295	$139,068,212	$120,216,493

State Insurance Departments impose minimum risk-based capital (“RBC”) requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries each have a ratio that is greater than the first level of regulatory action as of December 31, 2025. The Company does not have any guarantees to maintain the capital and surplus of any affiliates except for the Company’s agreement to provide additional capital to Security National Life Insurance Company in the event risk-based capital drops below 350% of the authorized control level.

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

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

23)	Statutory Financial Information and Dividend Limitations (Continued)

Under the Utah Insurance Code, Security National Life Insurance Company is permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. Security National Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Utah law and Security National Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Utah Commissioner and the Utah Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on Security National Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2025, the maximum aggregate amount of dividends and distributions that it could pay or make in 2025 and which would not constitute an “extraordinary” dividend or distribution under Utah law and would therefore not require notice and approval or lack of disproval from the Utah Commissioner, would be approximately $8,500,000.

Under the Louisiana Insurance Code, First Guaranty Insurance Company and Kilpatrick Life Insurance Company are permitted to pay stockholder dividends, or otherwise make distributions, to the Company subject to certain limitations. First Guaranty Insurance Company and Kilpatrick Life Insurance Company must ensure that its surplus held for policyholders is reasonable in relation to its outstanding liabilities and adequate to its financial needs after payment of any such dividend or distribution. Furthermore, where any dividend or distribution, together with all other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of its surplus held for policyholders as of the next preceding December 31; or (ii) its net gain from operations, not including realized capital gains, for the 12-month period ending the next preceding December 31, such dividend or distribution constitutes “extraordinary” under Louisiana law and First Guaranty Insurance Company and Kilpatrick Life Insurance Company would be required to file notice of its intention to declare such a dividend or make such a distribution with the Louisiana Commissioner and the Louisiana Commissioner must either approve the distribution or dividend or not disapprove the dividend or distribution within 30 days’ of the notice filing. Based on First Guaranty Insurance Company’s and Kilpatrick Life Insurance Company’s surplus held for policyholders and net gain from operations as of December 31, 2025, the maximum aggregate amount of dividends and distributions that it could pay or make in 2025 and which would not constitute an “extraordinary” dividend or distribution under Louisiana law and would therefore not require notice and approval or lack of disproval from the Louisiana Commissioner, would be approximately $814,000 for First Guaranty Insurance Company and $2,062,000 for Kilpatrick Life Insurance Company.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

24)	Commitments and Contingencies

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate potential losses on loans sold. See Note 3 for additional information about the Company’s loan loss reserve.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements. See Note 15 regarding leases.

Other Contingencies and Commitments

See Note 2 regarding the Company’s commitments to fund existing construction and land development mortgage loans held for investment.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company has designed these controls and procedures to ensure that information the Company is required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that its disclosure controls and procedures were not effective as of December 31, 2025, because of the material weakness in the Company’s internal control over financial reporting as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process that is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2025. Based on that assessment management believes that as of December 31, 2025, the Company’s internal control over financial reporting was not effective.

The Company identified a material weakness related to information technology general controls (“ITGCs”) because the Company did not design and maintain effective ITGCs for information systems that are relevant to the preparation of the financial statements. Specifically, deficiencies were identified related to user access controls and program change management controls for financial systems. These deficiencies resulted in related control deficiencies with respect to information generated from the impacted systems and used in the performance of controls relevant to the preparation of the financial statements. The material weakness related to the ITGCs did not result in adjustments to the financial statements for the year ended December 31, 2025.

The Company’s registered public accounting firm has issued its report on its audit of the effectiveness of internal control over financial reporting, which is included herein and set forth below.

Changes in Internal Control Over Financial Reporting

The Company is taking actions to remediate the material weakness relating to its internal control over financial reporting. Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan and Status” below, there were no changes to the Company’s internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan and Status

The Company is committed to remediating its material weaknesses as promptly as possible. Management is in the process of implementing its remediation plan. Management will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot assure you that the measures taken to date, and are continuing to implement, will be sufficient to remediate the material weakness identified or avoid potential future material weaknesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Security National Financial Corporation

Opinions on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Security National Financial Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

●	The Company did not design and maintain effective information technology general controls (“ITGCs”) for information systems that are relevant to the preparation of the financial statements. Specifically, deficiencies were identified related to user access controls and program change management controls for financial systems. These deficiencies resulted in related control deficiencies with respect to information generated from the impacted systems and used in the performance of controls relevant to the preparation of the financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Salt Lake City, UT

March 16, 2026

Item 9B. Other Information

A portion of the Company’s directors’ and officers’ compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions with respect to their Company securities for diversification or other personal reasons. All such transactions in Company securities by directors and officers must comply with the Company’s Insider Trading Policy, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. During the three months ended December 31, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Items 10, 11, 12, 13 and 14.

The information required by these items is incorporated by reference to the Company’s definitive proxy statement relating to its 2026 Annual Meeting of Shareholders. The Company currently anticipates that its definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2025, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2)	Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended and Restated Bylaws (5)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
4.4	Description of Securities
10.1	Employee Stock Ownership Plan, as amended and restated (ESOP) and Trust Agreement (1)
10.2	Amended and Restated 2013 Stock Option and Other Equity Incentive Awards Plan (2)
10.3	Amended and Restated 2014 Director Stock Option Plan (6)
10.4	Employment Agreement and Extension with Scott M. Quist (8)
10.5	Stock Repurchase Plan (4)
10.6	2022 Equity Incentive Plan (7)
14	Code of Business Conduct and Ethics (5)
19	Insider Trading Policy (7)
20	Clawback Policy (7)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Report on Form 10-Q, as filed on August 15, 2016
(3)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017
(4)	Incorporated by reference from Report on Form 10-Q, as filed on November 13, 2018
(5)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019
(6)	Incorporated by reference from Report on Form 10-Q, as filed on August 14, 2020
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 29, 2024
(8)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2025

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 16, 2026	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President,
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 16, 2026

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 16, 2026

/s/ Jason G. Overbaugh	Vice President and Director	March 16, 2026
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 16, 2026
S. Andrew Quist

/s/ Adam G. Quist	Vice President and Director	March 16, 2026
Adam G. Quist

/s/ John L. Cook	Director	March 16, 2026
John L. Cook

/s/ Gilbert A. Fuller	Director	March 16, 2026
Gilbert A. Fuller

/s/ Robert G. Hunter	Director	March 16, 2026
Robert G. Hunter

/s/ Shital A. Mehta	Director	March 16, 2026
Shital A. Mehta

/s/ H. Craig Moody	Director	March 16, 2026
H. Craig Moody

