Form 10-Q
period 2026-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2026-05-11
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

As of May 1, 2026, the registrant had 22,450,787 shares of Class A Common Stock, $2.00 par value, outstanding and 3,587,099 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2026

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Part I - Financial Information

Item 1.	Financial Statements.

Assets	March 31, 2026	December 31, 2025
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $371,602,158 and $382,401,293 for 2026 and 2025, respectively; net of allowance for credit losses of $675,997 and $579,450 for 2026 and 2025, respectively)	$367,565,925	$382,777,918
Equity securities at estimated fair value (cost of $12,477,275 and $12,206,559 for 2026 and 2025, respectively)	18,346,314	18,050,062
Mortgage loans held for investment (net of allowance for credit losses of $2,553,360 and $2,588,918 for 2026 and 2025, respectively)	305,268,440	322,435,385
Real estate held for investment (net of accumulated depreciation of $38,595,436 and $37,159,212 for 2026 and 2025, respectively)	234,345,333	214,897,130
Real estate held for sale	6,388,376	6,424,027
Other investments and policy loans (net of allowance for credit losses of $1,518,047 and $1,676,468 for 2026 and 2025, respectively)	83,502,066	85,223,293
Accrued investment income	9,596,277	9,054,645
Total investments	1,025,012,731	1,038,862,460
Cash and cash equivalents	150,120,283	102,256,828
Loans held for sale at estimated fair value	137,607,689	155,968,266
Receivables (net of allowance for credit losses of $1,523,072 and $1,428,672 for 2026 and 2025, respectively)	16,202,589	15,611,074
Restricted assets (including $16,832,910 and $16,106,168 for 2026 and 2025 respectively, at estimated fair value)	29,953,633	28,805,946
Cemetery perpetual care trust investments (including $6,787,546 and $6,575,744 for 2026 and 2025, respectively, at estimated fair value)	10,026,606	9,871,947
Receivable from reinsurers	13,460,840	13,655,373
Cemetery land and improvements	11,333,039	11,299,283
Mortgage servicing rights, net	2,460,261	2,528,459
Property and equipment, net	17,890,401	18,211,717
Deferred policy and pre-need contract acquisition costs	137,601,837	135,978,803
Value of business acquired	6,995,363	7,109,186
Goodwill	5,253,783	5,253,783
Other	16,864,886	16,431,479

Total Assets	$1,580,783,941	$1,561,844,604

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31, 2026	December 31, 2025
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$790,945,507	$799,706,946
Policyholder account balances	138,842,575	140,605,750
Unearned premium reserve	1,777,365	1,824,796
Bank and other loans payable	108,760,032	98,387,919
Deferred pre-need funeral home and cemetery contract revenues	23,487,532	22,991,603
Cemetery perpetual care obligation	5,998,538	5,918,776
Accounts payable	4,070,711	4,150,119
Other liabilities and accrued expenses	51,291,373	51,969,405
Income taxes	30,094,798	25,920,562
Total liabilities	1,155,268,431	1,151,475,876

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 22,432,763 shares issued and outstanding as of March 31, 2026 and 22,428,625 shares issued and outstanding as of December 31, 2025	44,865,526	44,857,250
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,587,237 shares issued and outstanding as of March 31, 2026 and 3,587,237 shares issued and outstanding as of December 31, 2025	7,174,474	7,174,474
Additional paid-in capital	90,395,465	89,867,763
Accumulated other comprehensive gain, net of taxes	36,836,062	28,762,123
Retained earnings	255,796,901	248,795,475
Treasury stock at cost - 1,137,578 Class A shares and 104,604 Class C shares as of March 31, 2026; and 1,095,964 Class A shares and 104,604 Class C shares as of December 31, 2025	(9,552,918)	(9,088,357)

Total stockholders’ equity	425,515,510	410,368,728

Total Liabilities and Stockholders’ Equity	$1,580,783,941	$1,561,844,604

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Insurance premiums and other considerations	$28,855,254	$29,779,525
Mortgage fee income	23,489,659	24,809,241
Net investment income	18,501,348	19,202,624
Net funeral home and cemetery sales	7,733,823	7,300,221
Gains on investments and other assets	350,748	586,021
Other	797,948	1,062,091
Total revenues	79,728,780	82,739,723

Benefits and expenses:
Policyholder benefits and claims (including the impact of assumption updates to the liability for future policy benefits of nil and nil for March 31, 2026 and 2025, respectively)	24,539,397	25,455,174
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,979,318	2,796,999
Selling, general and administrative expenses:
Commissions	8,793,860	10,438,381
Personnel	20,601,636	22,182,408
Advertising	737,063	823,945
Rent and rent related	822,277	988,611
Depreciation on property and equipment	580,090	615,135
Costs related to funding mortgage loans	1,673,977	1,415,252
Other	7,719,196	7,400,687
Interest expense	996,199	1,119,528
Cost of goods and services sold-funeral home and cemetery	1,233,449	1,253,270
Total benefits and expenses	70,676,462	74,489,390

Earnings before income taxes	9,052,318	8,250,333
Income tax expense	(2,050,892)	(1,836,598)

Net earnings	$7,001,426	$6,413,735

Net earnings per Class A Equivalent common share (1)	$0.28	$0.26

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.27	$0.25

Weighted-average Class A equivalent common shares outstanding (1)	24,818,596	24,699,405

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	25,540,657	25,691,647

(1)	Net earnings per share have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net earnings	$7,001,426	$6,413,735
Other comprehensive income (loss):
Unrealized gains (losses) on fixed maturity securities available for sale	$(4,316,311)	3,861,257
Unrealized gains (losses) on restricted assets (1)	(3,257)	4,288
Unrealized gains on cemetery perpetual care trust investments (1)	281	2,815
Interest rate remeasurement of future policy benefits	14,536,081	(8,122,845)
Other comprehensive income (loss), before income tax	10,216,794	(4,254,485)
Income tax benefit (expense)	(2,142,855)	892,348
Other comprehensive income (loss), net of income tax	8,073,939	(3,362,137)
Comprehensive income	$15,075,365	$3,051,598

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2025	$44,857,250	$7,174,474	$89,867,763	$28,762,123	$248,795,475	$(9,088,357)	$410,368,728
Net earnings	-	-	-	-	7,001,426	-	7,001,426
Other comprehensive income	-	-	-	8,073,939	-	-	8,073,939
Stock-based compensation expense	-	-	469,131	-	-	-	469,131
Exercise of stock options	2,102		4,540	-	-		6,642
Vesting of restricted stock units	6,174	-	(6,174)	-	-	-	-
Sale of treasury stock	-	-	60,205	-	-	320,960	381,165
Purchase of treasury stock	-	-	-	-	-	(785,521)	(785,521)
March 31, 2026	$44,865,526	$7,174,474	$90,395,465	$36,836,062	$255,796,901	$(9,552,918)	$425,515,510

	Three Months Ended March 31, 2025
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2024	$42,510,012	$6,643,666	$79,698,367	$33,719,629	$227,804,439	$(8,477,686)	$381,898,427
Net earnings	-	-	-	-	6,413,735	-	6,413,735
Other comprehensive loss	-	-	-	(3,362,137)	-	-	(3,362,137)
Stock-based compensation expense	-	-	309,260	-	-	-	309,260
Exercise of stock options	132,546	190,674	(92,965)	-	-	(149,009)	81,246
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	90,895	-	-	136,367	227,262
Purchase of treasury stock	-	-	-	-	-	(242,265)	(242,265)
March 31, 2025	$42,643,478	$6,834,340	$80,004,637	$30,357,492	$234,218,174	$(8,732,593)	$385,325,528

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net cash provided by operating activities	$32,939,808	$9,585,902

Cash flows from investing activities:
Purchases of fixed maturity securities	(13,789,720)	(28,292,634)
Sales, calls and maturities of fixed maturity securities	24,701,046	26,374,371
Purchases of equity securities	(1,173,461)	(1,114,187)
Sales of equity securities	912,747	1,085,712
Purchases of restricted assets	(2,086,944)	(933,673)
Sales, calls and maturities of restricted assets	1,234,336	96,874
Purchases of cemetery perpetual care trust investments	(235,488)	(26,565)
Sales, calls and maturities of perpetual care trust investments	153,025	859,715
Mortgage loans held for investment, other investments and policy loans made	(180,161,316)	(217,905,832)
Payments received for mortgage loans held for investment, other investments and policy loans	198,643,862	198,431,585
Purchases of property and equipment	(189,702)	(441,530)
Sales of property and equipment	-	1,200
Purchases of real estate	(31,470,405)	(16,643,207)
Sales of real estate	11,172,949	9,241,645
Net cash provided by (used in) investing activities	7,710,929	(29,266,526)

Cash flows from financing activities:
Policyholder account balances - deposits	2,539,604	3,065,288
Policyholder account balances - withdrawals	(4,707,568)	(4,097,396)
Proceeds from stock options exercised	6,642	81,246
Purchases of treasury stock	(785,521)	(242,265)
Repayment of bank loans	(525,837)	(504,009)
Net change in warehouse line borrowings for loans held for sale	10,806,644	16,567,385
Net cash provided by financing activities	7,333,964	14,870,249

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	47,984,701	(4,810,375)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	114,112,108	150,102,620

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$162,096,809	$145,292,245

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$986,881	$1,098,086
Federal income taxes	19,680	-
State income taxes	30	-

Non Cash Operating, Investing and Financing Activities:
Benefit plans funded with treasury stock	$381,165	$227,262
Right-of-use assets obtained in exchange for operating lease liabilities	191,212	436,109
Right-of-use assets obtained in exchange for finance lease liabilities	71,441	-
Transfer from fixed maturity securities available for sale to other investments	-	1,185,603

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows are presented in the table below:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$150,120,283	$132,946,068
Restricted assets	10,659,181	11,455,091
Cemetery perpetual care trust investments	1,317,345	891,086

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$162,096,809	$145,292,245

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

1)  Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

1)  Basis of Presentation and Recent Accounting Pronouncements (Continued)

Recent Accounting Pronouncements

Accounting Standards Adopted in 2025

ASU No. 2018-12: “Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” — Issued in August 2018, ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits on traditional long-duration contracts by requiring that assumptions be updated after contract inception and by modifying the rate used to discount future cash flows. The standard is aimed at improving the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplifying amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, ASU No. 2020-11: “Financial Services – Insurance (Topic 944): Effective Date and Early Application,” was issued. This ASU was issued to provide additional time for the implementation of ASU No. 2018-12 by deferring the effective date by one year. For smaller reporting companies, this update is effective for annual reporting periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. On December 31, 2025, the Company adopted ASU No. 2018-12, using the modified retrospective approach, for changes to the liability for future policy benefits and deferred policy acquisition costs. The Company applied the guidance as of a transition date of January 1, 2024, and retrospectively adjusted prior period amounts to reflect the new guidance. The Company’s condensed consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2024.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

1)  Basis of Presentation and Recent Accounting Pronouncements (Continued)

The following tables present amounts as previously reported in 2025, the effect upon those amounts from the adoption of the new guidance under ASU No. 2018-12, and the resulting adjusted amounts that are reflected in the condensed consolidated financial statements included herein. The following tables only include those line items impacted by the adoption of the new guidance.

Consolidated Statements of Earnings:	Three Months Ended March 31, 2025
	As Previously Reported	Effect of Change	As Currently Reported
Benefits and expenses:
Policyholder benefits and claims	$26,235,077	$(779,903)	$25,455,174
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	4,696,535	(1,899,536)	2,796,999
Total benefits and expenses	77,168,829	(2,679,439)	74,489,390

Earnings before income taxes	5,570,894	2,679,439	8,250,333
Income tax expense	(1,232,602)	(603,996)	(1,836,598)
Net earnings	$4,338,292	$2,075,443	$6,413,735

Net earnings per Class A equivalent common share (1)	$0.18	$0.08	$0.26

Net earnings per Class A equivalent common share - assuming dilution (1)	$0.18	$0.07	$0.25

(1)	Adjusted retroactively for the effect of annual stock dividends

Consolidated Statements of Comprehensive Income:	Three Months Ended March 31, 2025
	As Previously Reported	Effect of Change	As Currently Reported
Net earnings	$4,338,292	$2,075,443	$6,413,735
Other comprehensive income:
Unrealized gains on fixed maturity securities available for sale	3,788,729	72,528	3,861,257
Interest rate remeasurement of future policy benefits	-	(8,122,845)	(8,122,845)
Other comprehensive income (loss), before income tax	3,795,832	(8,050,317)	(4,254,485)
Income tax benefit (expense)	(798,220)	1,690,568	892,348
Other comprehensive income (loss), net of income tax	2,997,612	(6,359,749)	(3,362,137)
Comprehensive income (loss)	$7,335,904	$(4,284,306)	$3,051,598

Consolidated Statements of Stockholders’ Equity:	Three Months Ended March 31, 2025
	As Previously Reported	Effect of Change	As Currently Reported
Accumulated other comprehensive income (loss)	$(3,953,654)	$34,311,146	$30,357,492
Retained earnings	229,697,478	4,520,696	234,218,174
Total stockholders’ equity	$346,493,686	$38,831,842	$385,325,528

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

1)  Basis of Presentation and Recent Accounting Pronouncements (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments

The Company’s investments as of March 31, 2026, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
March 31, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$65,521,592	$551,988	$(105,766)	$-	$65,967,814

Obligations of states and political subdivisions	3,093,790	5,517	(180,711)	-	2,918,596

Corporate securities including public utilities	278,845,730	4,478,480	(4,529,438)	(521,948)	278,272,824

Mortgage-backed securities	23,391,046	57,503	(3,607,509)	(154,049)	19,686,991

Redeemable preferred stock	750,000	7,200	(37,500)	-	719,700

Total fixed maturity securities available for sale	$371,602,158	$5,100,688	$(8,460,924)	$(675,997)	$367,565,925

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$12,477,275	$6,222,419	$(353,380)		$18,346,314

Total equity securities at estimated fair value	$12,477,275	$6,222,419	$(353,380)		$18,346,314

Mortgage loans held for investment at amortized cost:
Residential	$85,519,490
Residential construction	149,601,559
Commercial	74,614,673
Less: Unamortized deferred loan fees, net	(1,664,276)
Less: Allowance for credit losses	(2,553,360)
Less: Net discounts	(249,646)

Total mortgage loans held for investment	$305,268,440

Real estate held for investment - net of accumulated depreciation:
Residential	$114,491,810
Commercial	119,853,523

Total real estate held for investment	$234,345,333

Real estate held for sale:
Residential	$6,236,823
Commercial	151,553

Total real estate held for sale	$6,388,376

Other investments and policy loans at amortized cost:
Policy loans	$14,536,305
Insurance assignments	46,315,781
Federal Home Loan Bank stock (2)	677,100
Other investments	23,490,927
Less: Allowance for credit losses for insurance assignments	(1,518,047)

Total other investments and policy loans	$83,502,066

Accrued investment income	$9,596,277

Total investments	$1,025,012,731

(1)	Gross unrealized losses are net of allowance for credit losses

(2)	Includes $612,300 of Membership stock and $64,800 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments (Continued)

There were no investments in fixed maturity securities or equity securities, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of March 31, 2026, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2026, and December 31, 2025. The fair values of fixed maturity securities that are actively traded are based on quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
March 31, 2026
U.S. Treasury securities and obligations of U.S. Government agencies	$47,025	$12,992,660	$58,741	$1,581,809	$105,766	$14,574,469
Obligations of states and political subdivisions	3,152	196,848	177,559	2,081,355	180,711	2,278,203
Corporate securities including public utilities	1,423,738	76,810,812	3,105,700	37,427,064	4,529,438	114,237,876
Mortgage-backed securities	12,324	973,482	3,595,185	16,667,312	3,607,509	17,640,794
Redeemable preferred stock	37,500	212,500	-	-	37,500	212,500
Totals	$1,523,739	$91,186,302	$6,937,185	$57,757,540	$8,460,924	$148,943,842

December 31, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$2,591	$2,047,280	$86,959	$11,033,603	$89,550	$13,080,883
Obligations of states and political subdivisions	4,884	195,116	167,300	2,095,220	172,184	2,290,336
Corporate securities including public utilities	638,436	30,085,561	2,749,214	42,688,720	3,387,650	72,774,281
Mortgage-backed securities	4,353	192,242	3,548,862	17,504,265	3,553,215	17,696,507
Redeemable preferred stock	37,500	212,500	-	-	37,500	212,500
Totals	$687,764	$32,732,699	$6,552,335	$73,321,808	$7,240,099	$106,054,507

Relevant holdings were comprised of 506 securities with fair values aggregating 94.6% of the aggregate amortized cost as of March 31, 2026, compared to 338 securities with fair values aggregating 93.6% of the aggregate amortized cost as of December 31, 2025. A credit loss provision of $96,547 and of $86,307 have been recognized for the three-month periods ended March 31, 2026, and 2025, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments (Continued)

Credit Quality Indicators

Based on the NAIC securities designations, the Company had 98.4% and 98.5% of its fixed maturity securities rated investment grade as of March 31, 2026, and December 31, 2025, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	March 31, 2026		December 31, 2025
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$188,389,332	$186,162,155	$198,055,737	$197,788,945
2	175,261,903	174,739,103	177,242,472	178,441,019
3	6,544,197	5,741,086	6,145,460	5,616,342
4	155,585	153,881	155,717	160,830
5	-	-	-	-
6	501,141	50,000	51,907	47,340
Total	$370,852,158	$366,846,225	$381,651,293	$382,054,476

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the three-month periods ended March 31, 2026, and 2025:

	Three Months Ended March 31, 2026
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - December 31, 2025	$-	$-	$425,401	$154,049	$579,450

Additions for credit losses not previously recorded	-	-	22,498	-	22,498
Change in allowance on securities with previous allowance	-	-	74,049	-	74,049
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - March 31, 2026	$-	$-	$521,948	$154,049	$675,997

	Three Months Ended March 31, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total

Beginning balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

Additions for credit losses not previously recorded	-	-	72,000	-	72,000
Change in allowance on securities with previous allowance	-	-	14,437	-	14,437
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	(130)	-	(130)

Ending Balance - March 31, 2025	$-	$-	$495,251	$12,049	$507,300

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments (Continued)

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of March 31, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$19,665,703	$19,641,777
Due in 2-5 years	129,855,952	130,217,565
Due in 5-10 years	130,676,874	131,821,597
Due in more than 10 years	67,262,583	65,478,295
Mortgage-backed securities	23,391,046	19,686,991
Redeemable preferred stock	750,000	719,700
Total	$371,602,158	$367,565,925

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended March 31,
	2026	2025
Proceeds from sales	$1,179,677	$3,224,848
Gross realized gains	247	526
Gross realized losses	(65,035)	(40,504)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of March 31, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$7,041,560	$7,744,141
Other investments	424,670	-
Cash and cash equivalents	1,455,333	1,543,842
Total assets on deposit	$8,921,563	$9,287,983

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of March 31, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$22,083,221	$23,915,884
Other investments	1,177,008	-
Cash and cash equivalents	2,634,084	2,136,642
Total assets on deposit	$25,894,313	$26,052,526

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments (Continued)

The Company, through two of its life insurance subsidiaries, is a member of the Federal Home Loan Banks of Des Moines and Dallas (“FHLBs”). Assets pledged as collateral with the FHLBs are presented below. These pledged securities are used as collateral for any FHLB cash advances. As of March 31, 2026, the Company owed nil to the FHLBs for advances. Amounts owed, if any, are included in Bank and other loans payable on the condensed consolidated balance sheets. The Company did not receive or repay any advances during the three months ended March 31, 2026.

	As of March 31, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$51,704,240	$64,066,256

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

The Company employs full-time employees to manage the day-to-day operations of its commercial real estate within the greater Salt Lake area and close surrounding markets. The Company utilizes third party property managers where the geographic location does not warrant full-time staff or through strategic lease-up periods. The Company generally acquires commercial real estate in connection with company acquisitions or those that are in regions that are expected to have high growth in employment and population and that provide operational efficiencies.

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

The aggregate net book value of commercial real estate serving as collateral for bank loans was $113,348,613 and $114,683,175 as of March 31, 2026, and December 31, 2025, respectively. The associated bank loan carrying values totaled $93,638,639 and $94,120,446 as of March 31, 2026, and December 31, 2025, respectively.

During the three-month periods ended March 31, 2026, and 2025, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three-month periods ended March 31, 2026, and 2025, the Company recorded depreciation expense on commercial real estate held for investment of $1,433,507 and $1,422,016, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments (Continued)

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Utah (1)	$119,835,765	$121,240,268	546,941	546,941
Louisiana	17,758	17,924	1,622	1,622

	$119,853,523	$121,258,192	548,563	548,563

(1)	Includes Center53

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31, 2026	December 31, 2025
Mississippi (1)	$151,553	$151,553

	$151,553	$151,553

(1)	Consists of approximately 93 acres of undeveloped land

Commercial Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of March 31, 2026, real estate owned and occupied by the Company is summarized as follows:

Location	Business Segment	Approximate Square Footage	Square Footage Occupied by the Company
433 Ascension Way, Floors 4, 5 and 6, Salt Lake City, UT - Center53 Building 2 (1)	Corporate Offices, Life Insurance, Funeral Home/Cemetery Operations, and Mortgage Operations and Sales	216,865	50%
1818 Marshall Street, Shreveport, LA (2) (3)	Life Insurance Operations	12,274	100%

(1)	Included in real estate held for investment on the condensed consolidated balance sheets
(2)	Included in property and equipment on the condensed consolidated balance sheets
(3)	Listed for sale

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments (Continued)

During the three-month periods ended March 31, 2026, and 2025 the Company recorded impairment losses of $35,651 and nil on residential real estate held for sale. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three-month periods ended March 31, 2026, and 2025, the Company recorded depreciation expense on residential real estate held for investment of $2,718 and $2,676, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31, 2026	December 31, 2025
Utah (1)	$114,491,810	$93,638,938
	$114,491,810	$93,638,938

(1)	Includes multiple residential subdivision development projects, refer to the following table

The Company also invests in residential subdivision developments. The following table presents additional information regarding the Company’s residential subdivision development projects in Utah:

	March 31, 2026	December 31, 2025
Lots developed	435	492
Lots to be developed	990	761
Book Value	$114,330,346	$93,474,755

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	March 31, 2026	December 31, 2025
Utah	$5,456,806	$5,456,806
Colorado	121,000	140,000
Florida	130,000	146,651
Georgia	380,000	380,000
Nevada	149,017	149,017
	$6,236,823	$6,272,474

The net book value of foreclosed residential real estate included in residential real estate held for sale was $1,235,017 and $1,270,669 as of March 31, 2026, and December 31, 2025, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2) Investments (Continued)

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

The following table presents the distribution of the Company’s mortgage loans held for investment across the various states.

	Commercial	Residential	Residential Construction	Total
As of March 31, 2026:
Utah	27%	15%	96%	58%
Florida	1%	25%	0%	7%
California	19%	6%	0%	6%
Texas	12%	16%	0%	7%
Arizona	9%	14%	0%	6%
Other states	32%	24%	4%	16%

Total	100%	100%	100%	100%

As of December 31, 2025:
Utah	26%	16%	96%	57%
Florida	1%	25%	0%	7%
California	24%	5%	0%	7%
Texas	12%	14%	0%	7%
Arizona	9%	15%	0%	6%
Other states	28%	25%	4%	16%

Total	100%	100%	100%	100%

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

Mortgage loans are secured by the underlying property and require an appraisal at the time of underwriting and funding. Generally, the Company requires that loans not exceed 80% of the fair market value of the respective loan collateral. Loans that exceed 80% of the fair market value of the respective loan collateral require additional collateral or mortgage insurance by an approved third-party insurer.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2)  Investments (Continued)

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued and the fair value is reassessed. Accrual of interest resumes if a mortgage loan is brought current. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable, which is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Interest income not accrued on these loans totaled approximately $1,315,892 and $1,042,325 as of March 31, 2026, and December 31, 2025, respectively.

The Company measures expected credit losses based on the fair value of the collateral when the Company determines that foreclosure is probable. When a mortgage loan becomes delinquent, the Company proceeds to foreclose. Once foreclosed, the property is classified as real estate held for investment or held for sale.

To determine the allowance for credit losses, the Company has segmented its mortgage loans held for investment into the following loan types: commercial, residential, and residential construction. The inherent risks within each loan type vary as follows:

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

March 31, 2026 (Unaudited)

2) Investments (Continued)

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

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of March 31, 2026, the Company’s commitments were approximately $193,773,996 for these loans, of which $152,238,001 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed, and an independent inspection is made. The maximum loan commitment ranges between 50% and 85% of the appraised value. The Company receives fees and interest for these loans, and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

Residential construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - December 31, 2025	$1,368,121	$904,738	$316,059	$2,588,918
Change in provision for credit losses (1)	(46,037)	27,334	(16,855)	(35,558)
Charge-offs	-	-	-	-
Ending balance - March 31, 2026	$1,322,084	$932,072	$299,204	$2,553,360

Beginning balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390
Change in provision for credit losses (1)	289,236	(203,443)	37,409	123,202
Charge-offs	-	-	-	-
Ending balance - March 31, 2025	$1,021,730	$647,107	$339,755	$2,008,592

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
March 31, 2026
30-59 days past due	$81,837	$6,858,959	$-	$6,940,796
60-89 days past due	-	1,195,773	-	1,195,773
Over 90 days past due (1)	2,827,352	4,487,106	-	7,314,458
In process of foreclosure (1)	588,013	1,462,111	-	2,050,124
Total past due	3,497,202	14,003,949	-	17,501,151
Current	71,117,471	71,515,541	149,601,559	292,234,571
Total mortgage loans	74,614,673	85,519,490	149,601,559	309,735,722
Allowance for credit losses	(1,322,084)	(932,072)	(299,204)	(2,553,360)
Unamortized deferred loan fees, net	(242,747)	(1,173,134)	(248,395)	(1,664,276)
Unamortized discounts, net	(142,549)	(107,097)	-	(249,646)
Net mortgage loans held for investment	$72,907,293	$83,307,187	$149,053,960	$305,268,440

December 31, 2025
30-59 days past due	$86,117	$7,302,658	$-	$7,388,775
60-89 days past due	-	2,485,313	-	2,485,313
Over 90 days past due (1)	2,832,372	2,479,479	-	5,311,851
In process of foreclosure (1)	588,013	616,430	-	1,204,443
Total past due	3,506,502	12,883,880	-	16,390,382
Current	75,725,284	77,760,710	157,398,705	310,884,699
Total mortgage loans	79,231,786	90,644,590	157,398,705	327,275,081
Allowance for credit losses	(1,368,121)	(904,738)	(316,059)	(2,588,918)
Unamortized deferred loan fees, net	(374,372)	(1,283,049)	(338,374)	(1,995,795)
Unamortized discounts, net	(146,534)	(108,449)	-	(254,983)
Net mortgage loans held for investment	$77,342,759	$88,348,354	$156,744,272	$322,435,385

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Total	% of Total
LTV:
Less than 65%	$2,264,400	$26,486,545	$3,889,812	$15,600,000	$462,761	$9,002,062	$57,705,580	77.34%
65% to 80%	1,260,000	3,525,554	10,432,656	1,000,506	293,872	-	16,512,588	22.13%
Greater than 80%	-	-	-	-	-	396,505	396,505	0.53%

Total	$3,524,400	$30,012,099	$14,322,468	$16,600,506	$756,633	$9,398,567	$74,614,673	100.00%

DSCR
>1.20x	$-	$7,680,478	$12,089,812	$7,500,000	$-	$5,265,290	$32,535,580	43.60%
1.00x - 1.20x	3,524,400	17,956,621	2,232,656	9,100,506	756,633	348,050	33,918,866	45.46%
<1.00x	-	4,375,000	-	-	-	3,785,227	8,160,227	10.94%

Total	$3,524,400	$30,012,099	$14,322,468	$16,600,506	$756,633	$9,398,567	$74,614,673	100.00%

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2025:

`	2025	2024	2023	2022	2021	Prior	Total	% of Total
LTV:
Less than 65%	$34,518,653	$3,890,144	$15,600,000	$462,761	$810,696	$8,299,883	$63,582,137	80.25%
65% to 80%	3,525,554	10,432,942	1,000,776	293,872	-	-	15,253,144	19.25%
Greater than 80%	-	-	-	-	396,505	-	396,505	0.50%

Total	$38,044,207	$14,323,086	$16,600,776	$756,633	$1,207,201	$8,299,883	$79,231,786	100.00%

DSCR
>1.20x	$7,519,000	$10,000,000	$7,500,000	$-	$-	$5,292,385	$30,311,385	38.26%
1.00x - 1.20x	28,300,207	4,323,086	9,100,776	756,633	1,207,201	3,007,498	46,695,401	58.94%
<1.00x	2,225,000	-	-	-	-	-	2,225,000	2.81%

Total	$38,044,207	$14,323,086	$16,600,776	$756,633	$1,207,201	$8,299,883	$79,231,786	100.00%

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Total	% of Total
Performance Indicators:
Performing	$1,387,990	$8,283,600	$11,736,720	$8,888,926	$35,481,702	$13,791,335	$79,570,273	93.04%
Non-performing (1)	-	1,470,213	878,703	1,705,661	539,860	1,354,780	5,949,217	6.96%

Total	$1,387,990	$9,753,813	$12,615,423	$10,594,587	$36,021,562	$15,146,115	$85,519,490	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $1,462,111

LTV:
Less than 65%	$640,727	$1,888,800	$6,042,451	$4,103,812	$5,640,640	$8,734,429	$27,050,859	31.63%
65% to 80%	747,263	6,660,280	6,418,110	6,196,811	28,359,148	5,876,068	54,257,680	63.44%
Greater than 80%	-	1,204,733	154,862	293,964	2,021,774	535,618	4,210,951	4.92%

Total	$1,387,990	$9,753,813	$12,615,423	$10,594,587	$36,021,562	$15,146,115	$85,519,490	100.00%

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

March 31, 2026 (Unaudited)

2) Investments (Continued)

The Company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of March 31, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Total	% of Total
Performance Indicators:
Performing	$23,597,361	$84,789,314	$31,832,775	$5,450,344	$3,931,765	$149,601,559	100.00%
Non-performing	-	-	-	-	-	-	0.00%

Total	$23,597,361	$84,789,314	$31,832,775	$5,450,344	$3,931,765	$149,601,559	100.00%

LTV:
Less than 65%	$7,552,555	$29,563,386	$23,423,845	$5,450,344	$3,931,765	$69,921,895	46.74%
65% to 80%	16,044,806	52,184,990	8,408,930	-	-	76,638,726	51.23%
Greater than 80%	-	3,040,938	-	-	-	3,040,938	2.03%

Total	$23,597,361	$84,789,314	$31,832,775	$5,450,344	$3,931,765	$149,601,559	100.00%

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

March 31, 2026 (Unaudited)

2) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of March 31, 2026	As of December 31, 2025
30-59 days past due	$8,926,915	$8,444,866
60-89 days past due	3,969,994	3,344,793
Over 90 days past due	5,494,846	4,976,211
Total past due	18,391,755	16,765,870
Current	27,924,026	29,418,129
Total insurance assignments	46,315,781	46,183,999
Allowance for credit losses	(1,518,047)	(1,676,468)
Net insurance assignments	$44,797,734	$44,507,531

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment is 90 days past due or is in legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time.

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - December 31, 2025	$1,676,468
Change in provision for credit losses (1)	284,826
Charge-offs	(443,247)
Ending balance - March 31, 2026	$1,518,047

Beginning balance - December 31, 2024	$1,536,926
Change in provision for credit losses (1)	293,798
Charge-offs	(312,941)
Ending balance - March 31, 2025	$1,517,783

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2) Investments (Continued)

Variable Interest Entities (“VIE”)

The Company has 50% ownership interests in three VIEs: HHH Real Estate LLC (“HHH”), SN Oquirrh LLC (“Oquirrh”), and SN Towns LLC (“Towns”). These entities hold and develop single family lots for residential construction. In accordance with the operating agreements for these entities, net profits and losses are allocated to the members in accordance with their ownership interests. The investments in all three VIEs are accounted for under the equity method of accounting. The Company classifies distributions received using the cumulative earnings approach.

The following table presents the carrying value of the investments as of the dates indicated:

	As of March 31, 2026	As of December 31, 2025
HHH (1)	$8,639,798	$10,530,515
Oquirrh (1)	775,138	887,532
Towns (2)	2,358,039	2,656,616
Total	$11,772,975	$14,074,663

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Out of these totals, $1,155,507 and $1,467,058 of which at March 31, 2026, and December 31, 2025, respectively, were included in restricted assets and $1,202,531 and $1,189,558 of which at March 31, 2026, and December 31, 2025, respectively, were included in cemetery perpetual care trust investments on the condensed consolidated balance sheets

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

March 31, 2026 (Unaudited)

2) Investments (Continued)

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended March 31,
	2026	2025
Fixed maturity securities:
Gross realized gains	$25,794	$1,068
Gross realized losses	(77,874)	(42,286)
Net credit loss provision	(96,547)	(86,307)

Equity securities:
Gains on securities sold	15,722	114,127
Unrealized gains (losses) on securities held at the end of the period	(54,513)	273,477

Real estate held for investment and sale:
Gross realized gains	586,972	394,525
Gross realized losses	(35,651)	-

Other assets:
Gross realized gains	667	6,525
Gross realized losses	(13,822)	(75,108)
Total	$350,748	$586,021

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses include gains and losses from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $74,328 in net losses and $213,979 in net gains for the three-month periods ended March 31, 2026 and 2025, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

2) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2026	2025
Fixed maturity securities available for sale	$4,712,644	$4,664,833
Equity securities	207,832	192,631
Mortgage loans held for investment	8,274,060	7,964,539
Real estate held for investment and sale	2,937,919	2,959,711
Policy loans	241,508	244,605
Insurance assignments	5,444,231	5,732,150
Other investments	315,638	161,486
Cash and cash equivalents	1,047,236	1,402,636
Gross investment income	23,181,068	23,322,591
Investment expenses	(4,679,720)	(4,119,967)
Net investment income	$18,501,348	$19,202,624

Net investment income includes income earned from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $207,132 and $146,838 for the three-month periods ended March 31, 2026, and 2025, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate, and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of March 31, 2026	As of December 31, 2025
Fixed maturity securities available for sale	$4,418,548	$4,089,819
Equity securities	9,943	13,169
Mortgage loans held for investment	1,444,226	1,032,964
Real estate held for investment	3,666,530	3,850,958
Other investments	4,667	30,916
Cash and cash equivalents	52,363	36,819
Total accrued investment income	$9,596,277	$9,054,645

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of March 31, 2026	As of December 31, 2025

Aggregate fair value	$137,607,689	$155,968,266
Unpaid principal balance	137,122,949	154,484,198
Unrealized gain	484,740	1,484,068

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income, and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended March 31,
	2026	2025
Loan fees	$5,734,513	$5,254,090
Interest income	1,730,664	1,667,434
Secondary gains	16,414,739	16,954,943
Change in fair value of loan commitments	1,384,727	474,540
Change in fair value of loans held for sale	(1,603,988)	641,268
Provision for loan loss reserve	(170,996)	(183,034)
Mortgage fee income	$23,489,659	$24,809,241

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of March 31, 2026	As of December 31, 2025
Balance, beginning of period	$384,184	$696,626
Provision on current loan originations (1)	170,996	805,518
Additional provision (2)	-	40,000
Charge-offs, net of recaptured amounts	(170,996)	(1,157,960)
Balance, end of period	$384,184	$384,184

(1)	Included in mortgage fee income
(2)	Included in other expenses

The Company maintains reserves for estimated losses on current production volumes. For the three-month period ended March 31, 2026, $170,996 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. For the three-month period ended March 31, 2025, $183,034 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. The Company monitors market data and trends, and economic conditions (including forecasts) and uses its own experience to determine adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

4) Receivables

Receivables consist of the following:

	As of March 31, 2026	As of December 31, 2025
Contracts with customers	$7,034,138	$6,981,676
Receivables from sales agents	4,441,441	4,193,842
Insurance premiums due	1,414,850	1,275,664
Other	4,835,232	4,588,564
Total receivables	17,725,661	17,039,746
Allowance for credit losses	(1,523,072)	(1,428,672)
Net receivables	$16,202,589	$15,611,074

The Company records an allowance for credit losses for its receivables in accordance with GAAP.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Three Months Ended
Beginning balance - December 31, 2025	$1,428,672
Change in provision for credit losses (1)	147,555
Charge-offs	(53,155)
Ending balance - March 31, 2026	$1,523,072

Beginning balance - December 31, 2024	$1,678,531
Change in provision for credit losses (1)	16,142
Charge-offs	(62,574)
Ending balance - March 31, 2025	$1,632,099

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

4) Receivables (Continued)

Contracts with Customers

The Company reports revenues from contracts with customers pursuant to ASC No. 606, Revenue from Contracts with Customers.

Information about Performance Obligations and Contract Balances

The Company’s funeral home and cemetery segment sells a variety of goods and services to customers in both at-need and pre-need situations. Due to the timing of the fulfillment of the obligation, revenue is deferred until that obligation is fulfilled.

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2025)	$6,981,676	$-	$22,991,603
Closing (March 31, 2026)	7,034,138	-	23,487,532
Increase/(decrease)	52,462	-	495,929

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2024)	$7,095,589	$-	$20,168,405
Closing (December 31, 2025)	6,981,676	-	22,991,603
Increase/(decrease)	(113,913)	-	2,823,198

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three-month periods ended March 31, 2026, and 2025 was $1,723,991 and $1,159,212, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s funeral home and cemetery contracts:

	Three Months Ended March 31,
	2026	2025
Major goods/service lines
At-need	$5,845,861	$5,716,277
Pre-need	1,887,962	1,583,944
	$7,733,823	$7,300,221

Timing of Revenue Recognition
Goods transferred at a point in time	$4,859,344	$4,154,547
Services transferred at a point in time	2,874,479	3,145,674
	$7,733,823	$7,300,221

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

5) Restricted Assets

The Company has also established certain restricted assets to provide for future merchandise and service obligations incurred in connection with its pre-need sales for its funeral home and cemetery segment.

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

Restricted assets as of March 31, 2026, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$269,363	$-	$-	$269,363
Obligations of states and political subdivisions	229,553	125	(2,003)	227,675
Corporate securities including public utilities	51,481	-	(487)	50,994
Total fixed maturity securities available for sale	$550,397	$125	$(2,490)	$548,032

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$14,065,145	$2,724,027	$(504,294)	$16,284,878
Total equity securities at estimated fair value	$14,065,145	$2,724,027	$(504,294)	$16,284,878

Mortgage loans held for investment at amortized cost:
Residential construction	$788,778
Less: Allowance for credit losses	(1,578)
Total mortgage loans held for investment	$787,200

Other investments	$1,654,250

Cash and cash equivalents (1)	$10,659,181

Accrued investment income	$20,092

Total restricted assets	$29,953,633

(1)	Including cash and cash equivalents of $8,965,571 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

5) Restricted Assets (Continued)

Restricted assets as of December 31, 2025, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$895,817	$1,735	$-	$897,552
Obligations of states and political subdivisions	228,512	124	(8)	228,628
Corporate securities including public utilities	52,030	-	(959)	51,071
Total fixed maturity securities available for sale	$1,176,359	$1,859	$(967)	$1,177,251

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$12,582,890	$2,690,346	$(344,319)	$14,928,917
Total equity securities at estimated fair value	$12,582,890	$2,690,346	$(344,319)	$14,928,917

Mortgage loans held for investment at amortized cost:
Residential construction	$812,427
Less: Allowance for credit losses	(1,625)
Total mortgage loans held for investment	$810,802

Other investments	$1,957,888

Cash and cash equivalents (1)	$9,919,800

Accrued investment income	$11,288

Total restricted assets	$28,805,946

(1)	Including cash and cash equivalents of $8,383,847 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

5) Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2026, and December 31, 2025. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At March 31, 2026
Obligations of states and political subdivisions	$-	$-	$2,003	$102,549	$2,003	$102,549
Corporate securities including public utilities	-	-	487	50,995	487	50,995
Total unrealized losses	$-	$-	$2,490	$153,544	$2,490	$153,544

At December 31, 2025
Obligations of states and political subdivisions	$-	$-	$8	$103,504	$8	$103,504
Corporate securities including public utilities	-	-	959	51,071	959	51,071
Total unrealized losses	$-	$-	$967	$154,575	$967	$154,575

Relevant holdings were comprised of three securities with fair values aggregating 98.4% of the aggregate amortized cost as of March 31, 2026. Relevant holdings were comprised of two securities with fair values aggregating 99.4% of the aggregate amortized cost as of December 31, 2025. No credit losses have been recognized for the three-month periods ended March 31, 2026, and 2025, since the unrealized losses are primarily the result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of March 31, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$319,363	$319,376
Due in 2-5 years	-	-
Due in 5-10 years	75,000	75,112
Due in more than 10 years	156,034	153,544
Total	$550,397	$548,032

See Notes 2 and 17 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

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

The components of cemetery perpetual care investments and obligation as of March 31, 2026, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$154,594	$41	$-	$154,635
Obligations of states and political subdivisions	119,677	-	(1,909)	117,768
Total fixed maturity securities available for sale	$274,271	$41	$(1,909)	$272,403

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$5,000,830	$1,687,074	$(172,761)	$6,515,143
Total equity securities at estimated fair value	$5,000,830	$1,687,074	$(172,761)	$6,515,143

Mortgage loans held for investment at amortized cost:
Residential construction	$612,154
Less: Allowance for credit losses	(1,224)
Total mortgage loans held for investment	$610,930

Other investments	$1,303,245

Cash and cash equivalents	$1,317,345

Accrued investment income	$7,540

Total cemetery perpetual care trust investments	$10,026,606

Cemetery perpetual care obligation	$(5,998,538)

Trust investments in excess of trust obligations	$4,028,068

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

6) Cemetery Perpetual Care Trust Investments and Obligation (Continued)

The components of cemetery perpetual care investments and obligation as of December 31, 2025, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$152,738	$842	$-	$153,580
Obligations of states and political subdivisions	121,423	-	(2,991)	118,432
Total fixed maturity securities available for sale	$274,161	$842	$(2,991)	$272,012

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$4,835,663	$1,637,554	$(169,485)	$6,303,732
Total equity securities at estimated fair value	$4,835,663	$1,637,554	$(169,485)	$6,303,732

Mortgage loans held for investment at amortized cost:
Residential construction	$66,342
Less: Allowance for credit losses	(133)
Total mortgage loans held for investment	$66,209

Cash and cash equivalents	$1,935,480

Other investments	$1,290,271

Accrued investment income	$4,243

Total cemetery perpetual care trust investments	$9,871,947

Cemetery perpetual care obligation	$(5,918,776)

Trust investments in excess of trust obligations	$3,953,171

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

6) Cemetery Perpetual Care Trust Investments and Obligation (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of March 31, 2026, and December 31, 2025. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
March 31, 2026
Obligations of states and political subdivisions	$-	$-	$1,909	$117,768	$1,909	$117,768
Totals	$-	$-	$1,909	$117,768	$1,909	$117,768

December 31, 2025
Obligations of states and political subdivisions	$-	$-	$2,991	$118,432	$2,991	$118,432
Totals	$-	$-	$2,991	$118,432	$2,991	$118,432

Relevant holdings were comprised of two securities with fair values aggregating 98.4% of the aggregate amortized cost as of March 31, 2026. Relevant holdings were comprised of two securities with fair values aggregating 97.5% of aggregate amortized cost as of December 31, 2025. No credit losses have been recognized for the three-month periods ended March 31, 2026, and 2025, since the unrealized losses are primarily the result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of March 31, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$154,593	$154,634
Due in 2-5 years	68,914	67,151
Due in 5-10 years	50,764	50,618
Due in more than 10 years	-	-
Total	$274,271	$272,403

See Notes 2 and 17 for additional information regarding cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

7) Mortgage Servicing Rights

The Company initially records its MSRs at fair value. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. Amortization expenses are included in other expenses on the condensed consolidated statements of earnings. MSR amortization is determined by amortizing the MSR balance in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

The following table presents the MSR activity:

	As of March 31, 2026	As of December 31, 2025
Amortized cost:
Balance before valuation allowance at beginning of year	$2,528,459	$2,939,878
MSR additions resulting from loan sales (1)	53,768	151,056
Amortization (2)	(121,966)	(562,475)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$2,460,261	$2,528,459

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$2,460,261	$2,528,459

Estimated fair value of MSRs at end of period	$3,994,484	$4,035,635

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

7) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its March 31, 2026, valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2026	250,438
2027	234,927
2028	215,762
2029	193,541
2030	174,002
Thereafter	1,391,591
Total	$2,460,261

The Company collected the following contractual service fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended March 31,
	2026	2025
Contractual service fees	$222,067	$232,101
Late fees	17,306	19,617
Total	$239,373	$251,718

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of March 31, 2026	As of December 31, 2025
Servicing UPB	$358,018,607	$361,632,543

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
March 31, 2026	12.10	7.54	11.73
December 31, 2025	12.27	7.44	11.92

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

(8) Deferred Policy and Pre-need Contract Acquisition Costs, Value of Business Acquired, and Unearned Premium Reserve

Refer to Note 1 regarding the adoption of ASU 2018-12.

Deferred Policy and Pre-need Contract Acquisition Costs (“DAC”)

The following tables show a roll forward for the lines of business that contain DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Pre-need Contracts	Total
Balance at December 31, 2025	$127,639,286	$571,370	$3,430,518	$-	$4,337,629	$135,978,803
Deferrals	4,131,689	29,139	-	-	327,701	4,488,529
Amortization	(2,460,830)	(32,470)	(82,251)	-	(289,944)	(2,865,495)
Balance at March 31, 2026	$129,310,145	$568,039	$3,348,267	$-	$4,375,386	$137,601,837

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Pre-need Contracts	Total
Balance at December 31, 2024	$118,803,677	$535,836	$3,754,867	$466	$4,125,061	$127,219,907
Deferrals	5,299,915	43,786	-	-	181,034	5,524,735
Amortization	(2,390,105)	(33,165)	(76,061)	(447)	(173,965)	(2,673,743)
Balance at March 31, 2025	$121,713,487	$546,457	$3,678,806	$19	$4,132,130	$130,070,899

Value of Business Acquired (“VOBA”)

The following tables show a roll forward for the lines of business that contain VOBA balances, along with a reconciliation to the Company’s total VOBA balance:

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Total
Balance at December 31, 2025	$6,968,331	$-	$124,932	$15,923	$7,109,186
Deferrals	-	-	-	-	-
Amortization	(98,289)	-	(14,900)	(634)	(113,823)
Balance at March 31, 2026	$6,870,042	$-	$110,032	$15,289	$6,995,363

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Total
Balance at December 31, 2024	$7,397,519	$-	$186,632	$18,370	$7,602,521
Deferrals	-	-	-	-	-
Amortization	(106,834)	-	(15,708)	(714)	(123,256)
Balance at March 31, 2025	$7,290,685	$-	$170,924	$17,656	$7,479,265

Unearned Premium Reserve

The balance and the changes in Unearned Premium Reserve are as follows:

	Three Months Ended March 31,
	2026	2025
	Universal Life	Universal Life
Balance, beginning of period	$1,824,796	$2,013,245
Deferrals	-	-
Amortization (1)	(47,431)	(44,487)
Unearned premium reserve, end of period	$1,777,365	$1,968,758

(1)	Included in premiums and other considerations on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

9) Derivative Instruments (Continued)

The following table shows the fair value and notional amounts of derivative instruments:

		March 31, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$182,729,508	$2,959,819	$94,955	$132,887,592	$1,700,742	$220,605
Total		$182,729,508	$2,959,819	$94,955	$132,887,592	$1,700,742	$220,605

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Three Months Ended March 31,
Derivative	Classification	2026	2025
Loan commitments	Mortgage fee income	$1,384,727	$474,540

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims

The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liabilities, unpaid claims, and additional insurance liabilities. Also, refer to Note 1 regarding the adoption of ASU 2018-12.

The following table provides a reconciliation of future policy benefits and unpaid claims and the related receivable from reinsurers to the condensed consolidated balance sheets.

	March 31, 2026	December 31, 2025
Traditional and limited-payment life	$570,378,453	$581,389,399
Deferred profit liability - traditional and limited-payment life	208,486,861	205,802,774
Payout annuities	92,238	95,436
Accident and health	502,669	505,208
Other policyholder funds	4,487,939	4,514,783
Reported but unpaid claims	3,004,213	3,299,899
Incurred but not reported claims	3,993,134	4,099,447

Gross future policy benefits and unpaid claims	$790,945,507	$799,706,946

Receivable from reinsurers

Traditional and limited-payment life	9,053,706	9,186,983
Deferred profit liability - traditional and limited-payment life	972,336	985,258
Accident and health	70,173	70,173
Reported but unpaid claims	265,754	131,712
Incurred but not reported claims	6,000	6,000

Total receivable from reinsurers	10,367,969	10,380,126

Net future policy benefits and unpaid claims	$780,577,538	$789,326,820

Net unpaid claims	$6,725,593	$7,261,634

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

Traditional and Limited-Payment Life

The following table summarizes the balance of and changes in the liability for future policy benefits for traditional and limited-payment life:

	Three Months Ended March 31,
	2026	2025
Present Value of Expected Net Premiums:
Balance, beginning of year	$250,450,302	$252,828,339
Beginning balance at original discount rate	250,331,770	258,790,212
Effect of changes in cash flow assumptions	-	-
Effect of actual variances from expected experience (1)	(3,405,648)	(3,096,557)
Adjusted beginning of year balance	246,926,122	255,693,655
Issuances	12,049,636	13,385,026
Interest accrual	2,951,697	3,092,598
Net premiums collected (2)	(12,686,388)	(12,953,003)
Ending balance at original discount rate	249,241,067	259,218,276
Effect of changes in discount rate assumptions	(3,606,047)	(3,196,885)
Balance, end of period	$245,635,020	$256,021,391

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$831,839,700	$800,812,826
Beginning balance at original discount rate	867,177,517	858,516,933
Effect of changes in cash flow assumptions	-	-
Effect of actual variances from expected experience (1)	(2,090,326)	(1,872,267)
Adjusted beginning of year balance	865,087,191	856,644,666
Issuances	12,084,657	13,473,915
Interest accrual	10,380,153	10,298,015
Benefit payments	(17,940,051)	(17,455,096)
Ending balance at original discount rate	869,611,950	862,961,500
Effect of changes in discount rate assumptions	(53,598,477)	(46,816,274)
Balance, end of period	$816,013,473	$816,145,226

Net liability for future policy benefits, pre-flooring	$570,379,368	$560,112,641
Flooring impact, end of period	(915)	11,194
Net liability for future policy benefits, post-flooring	570,378,453	560,123,835
Less: Receivable from reinsurers	9,053,706	9,262,372
Net liability for future policy benefits, after reinsurance	$561,324,747	$550,861,463

(1)	For the three months ended March 31, 2026, and 2025, the net effect of actual variances from expected experience was primarily due to lapses. Actual mortality and surrenders were close to expected.
(2)	Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

The following table summarizes the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for traditional and limited-payment life:

	Three Months Ended March 31,
	2026	2025
Undiscounted expected future benefit payments	$1,932,292,660	$1,935,169,657
Discounted expected future benefit payments (at original discount rate)	869,611,949	862,961,500
Discounted expected future benefit payments (at current discount rate)	816,013,472	816,145,226

Undiscounted expected future gross premiums	$809,818,009	$839,169,818
Discounted expected future gross premiums (at original discount rate)	542,367,174	560,102,998
Discounted expected future gross premiums (at current discount rate)	534,520,146	553,195,364

The following table summarizes the amount of gross premiums and interest accretion recognized in insurance premiums and other considerations and policyholder benefits and claims, respectively, in the condensed consolidated statements of earnings for traditional and limited-payment life:

	Three Months Ended March 31,
	2026	2025
Gross premiums	$28,778,299	$29,585,306
Interest accretion	$7,428,456	$7,205,417

The following table summarizes the weighted-average interest rates for traditional and limited-payment life:

	As of March 31,
	2026	2025
Interest accretion rate	4.90%	4.90%
Current discount rate	5.90%	5.60%

The following table summarizes the weighted-average duration of the liability for traditional and limited-payment life:

	As of March 31,
	2026	2025
Duration of the liability in years (at original discount rate)	15	15
Duration of the liability in years (at current discount rate)	13	14

Adverse Development

For the three months ended March 31, 2026 and 2025, respectively, there were immaterial impacts to net earnings for traditional and limited-payment life, where net premiums exceeded gross premiums for certain issue-year cohorts.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

Deferred Profit Liability

The following table summarizes the balances of and changes in deferred profit liability for traditional and limited-payment life:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of year	$205,802,774	$192,278,993
Effect of actual variances from expected experience (1)	(1,026,648)	(1,320,624)
Adjusted balance, beginning of period	204,776,126	190,958,369
Profits deferred	16,091,911	16,632,303
Interest accrual	2,553,079	2,394,251
Amortization	(14,934,255)	(14,635,574)
Other adjustments	-	-
Balance, end of period	208,486,861	195,349,349
Less: Receivable from reinsurers	972,336	1,011,354
Deferred profit liability, net of reinsurance	$207,514,525	$194,337,995

(1)	For the three months ended March 31, 2026, and 2025, the net effect of actual variances from expected experience was primarily due to lapses. Actual mortality and surrenders were close to expected.

Unpaid Claims

The following table provides a roll forward of the Company’s liability for reported but unpaid claims and incurred but not reported claims, net of the related receivable from reinsurers.

	Life		Annuities		Accident and Health		Total
Balance at 12/31/2025	$6,941,791		$302,843		$17,000		$7,261,634
Incurred	15,889,797	(1)	3,602,875	(2)	11,375	(3)	19,504,047
Settled	(16,474,852)		(3,563,861)		(1,375)		(20,040,088)
Balance at 3/31/2026	$6,356,736		$341,857		$27,000		$6,725,593

	Life		Annuities		Accident and Health		Total
Balance at 12/31/2024	$6,363,243		$255,480		$17,000		$6,635,723
Incurred	16,045,465	(1)	3,208,604	(2)	300	(3)	19,254,369
Settled	(15,559,375)		(2,938,897)		(300)		(18,498,572)
Balance at 3/31/2025	$6,849,333		$525,187		$17,000		$7,391,520

(1)	Included in policyholder benefits and claims on the condensed consolidated statements of earnings
(2)	Released from policyholder account balances
(3)	Included in policyholder benefits and claims on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

11) Policyholder Account Balances

The Company establishes liabilities for policyholder account balances, which are generally equal to the account value, and which include interest credited.

The following table provides a reconciliation of policyholder account balances and the related receivable from reinsurers to the condensed consolidated balance sheets.

	March 31, 2026	December 31, 2025
Policyholder account balances - fixed annuities	$103,029,371	$104,233,454
Deferred profit liability - fixed annuities	523,926	546,802
Policyholder account balances - universal life	35,289,278	35,825,494

Gross policyholder account balances	$138,842,575	$140,605,750

Receivable from reinsurers

Policyholder account balances - fixed annuities	3,092,871	3,275,247

Total receivable from reinsurers	3,092,871	3,275,247

Net policyholder account balances	$135,749,704	$137,330,503

The following table summarizes the balances and changes in policyholder account balances for the lines of business indicated:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Universal Life	Fixed Annuities	Universal Life	Fixed Annuities
Balance, beginning of year	$35,825,494	$104,233,454	$37,091,230	$105,088,621
Deposits	337,324	2,202,600	353,341	2,711,947
Interest credited	437,262	764,992	423,220	767,523
Policy charges (1)	(590,416)	(2,097)	(532,389)	(1,690)
Surrenders, withdrawals and benefit payments	(720,386)	(4,169,578)	(384,291)	(3,713,105)
Balance, end of period	35,289,278	103,029,371	36,951,111	104,853,296
Less: Receivable from reinsurers	-	3,092,871	-	3,438,939
Policyholder account balances, net of reinsurance	$35,289,278	$99,936,500	$36,951,111	$101,414,357

Weighted-average crediting rate	4.16%	3.04%	4.16%	3.03%
Net amount at risk (2)	130,213,794	N/A	137,245,425	N/A
Cash surrender value	35,289,277	102,546,622	36,951,111	104,493,368

(1)	Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance. Included in premiums and other considerations on the consolidated statements of earnings.
(2)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

11) Policyholder Account Balances (Continued)

The following table summarizes the balances of and changes in deferred profit liability for fixed annuities:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of year	$546,802	$627,465
Effect of actual variances from expected experience	-	-
Adjusted balance, beginning of period	546,802	627,465
Profits deferred	-	-
Interest accrual	-	-
Amortization	(22,876)	(19,409)
Other adjustments	-	-
Balance, end of period	523,926	608,056
Less: Receivable from reinsurers	-	-
Deferred profit liability, net of reinsurance	$523,926	$608,056

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums for the lines of business indicated are as follows:

	March 31, 2026
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1-50 bps above guaranteed minimum	51-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Universal Life
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	-	-	-	-	-
2.00% - 2.99%	-	-	-	-	-
3:00%-4.00%	24,884,774	-	1,541,532	-	26,426,306
Greater than 4.00%	4,284,184	4,578,788	-	-	8,862,972
Total	$29,168,958	$4,578,788	$1,541,532	$-	$35,289,278

Fixed Annuities
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	10,729,410	9,927,428	-	-	20,656,838
2.00% - 2.99%	5,689,266	-	330,239	4,848,175	10,867,680
3:00%-4.00%	47,533,902	10,286,807	55,261	432,287	58,308,257
Greater than 4.00%	12,847,413	-	349,183	-	13,196,596
Total	$76,799,991	$20,214,235	$734,683	$5,280,462	$103,029,371

	March 31, 2025
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1-50 bps above guaranteed minimum	51-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Universal Life
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	-	-	-	-	-
2.00% - 2.99%	-	-	-	-	-
3:00%-4.00%	25,948,248	-	1,524,901	-	27,473,149
Greater than 4.00%	4,725,717	4,752,245	-	-	9,477,962
Total	$30,673,965	$4,752,245	$1,524,901	$-	$36,951,111

Fixed Annuities
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	11,826,448	11,168,785	-	-	22,995,233
2.00% - 2.99%	4,854,112	-	327,727	5,054,713	10,236,552
3:00%-4.00%	47,384,970	10,552,439	36,757	450,086	58,424,252
Greater than 4.00%	12,848,005	-	349,254	-	13,197,259
Total	$76,913,535	$21,721,224	$713,738	$5,504,799	$104,853,296

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

12) Reinsurance

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

13) Income Taxes

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

The Company’s overall effective tax rate for the three-month periods ended March 31, 2026 and 2025 was 22.7% and 22.3%, respectively, which resulted in a provision for income taxes of $2,050,892 and $1,836,598, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The increase in the effective tax rate when compared to the prior year was primarily due to certain permanent tax adjustments that are higher when compared to the prior year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

14) Equity

Capital Stock

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2025	22,428,625	3,587,237

Exercise of stock options	1,051	-
Vesting of restricted stock units	3,087	-
Conversion of Class C to Class A	-	-

Outstanding shares at March 31, 2026	22,432,763	3,587,237

Outstanding shares at December 31, 2024 (1)	22,321,559	3,492,674

Exercise of stock options	66,273	95,337
Vesting of restricted stock units	460	-

Outstanding shares at March 31, 2025	22,388,292	3,588,011

(1)	Adjusted retroactively for the effect of annual stock dividends

Accumulated Other Comprehensive Income (Loss)

Refer to Note 1 regarding the adoption of ASU 2018-12.

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2026	2025

Unrealized gains (losses) on fixed maturity securities available for sale	$(4,167,685)	$3,988,782
Amounts reclassified into net earnings	(148,626)	(127,525)
Net unrealized gains (losses) before taxes	(4,316,311)	3,861,257
Tax (expense) benefit	908,982	(811,680)
Net	(3,407,329)	3,049,577
Unrealized gains (losses) on restricted assets (1)	(3,257)	4,288
Tax (expense) benefit	811	(1,068)
Net	(2,446)	3,220
Unrealized gains on cemetery perpetual care trust investments (1)	281	2,815
Tax (expense)	(70)	(701)
Net	211	2,114
Interest rate remeasurement of future policy benefits	14,536,081	(8,122,845)
Tax (expense) benefit	(3,052,578)	1,705,797
Net	11,483,503	(6,417,048)
Other comprehensive income (loss) changes	$8,073,939	$(3,362,137)

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

14) Equity (Continued)

The following table presents the accumulated balances of other comprehensive income (loss) as of March 31, 2026:

	Beginning Balance December 31, 2025	Change for the period	Ending Balance March 31, 2026
Unrealized gains (losses) on fixed maturity securities available for sale	$752,551	$(3,407,329)	$(2,654,778)
Unrealized gains (losses) on restricted assets (1)	669	(2,446)	(1,777)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(1,613)	211	(1,402)
Interest rate remeasurement of future policy benefits	28,010,516	11,483,503	39,494,019
Other comprehensive income	$28,762,123	$8,073,939	$36,836,062

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2025:

	Beginning Balance December 31, 2024	Change for the period	Ending Balance December 31, 2025
Unrealized gains (losses) on fixed maturity securities available for sale	$(7,147,384)	$7,899,935	$752,551
Unrealized gains (losses) on restricted assets (1)	(4,126)	4,795	669
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(5,225)	3,612	(1,613)
Interest rate remeasurement of future policy benefits	40,876,364	$(12,865,848)	28,010,516
Other comprehensive income (loss)	$33,719,629	$(4,957,506)	$28,762,123

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2026 (Unaudited)

15) Earnings Per Share

Earnings per share have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net earnings	$7,001,426	$6,413,735
Denominator:
Basic weighted-average shares outstanding	24,818,596	24,699,405
Effect of dilutive securities:
Employee stock options	721,312	992,242
Unvested restricted stock units	749	-

Diluted weighted-average shares outstanding	25,540,657	25,691,647

Basic net earnings per share	$0.28	$0.26

Diluted net earnings per share	$0.27	$0.25

For the three-month periods ended March 31, 2026, and 2025, there were 402,994 and 382,700 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share are the same for each class of common stock.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

16) Business Segment Information

Description of Products and Services by Segment

The Company has identified three operating and reportable business segments: life insurance, funeral home and cemetery, and mortgage. The Company’s life insurance segment revenue consists of life insurance premiums; fees earned on factored life insurance policies and net investment income derived from investing policyholder and surplus funds. Its expenses include operating expenses to collect insurance premiums and insurance policy receivables, and administer claims, and commissions payable related to the sale of insurance products sold by the Company’s independent agency force. The Company’s funeral home and cemetery segment revenue consists of fees from the sale of at-need cemetery and funeral home merchandise, services at its funeral homes and cemeteries, pre-need sales of cemetery spaces and the net investment income from investing surplus cash. Its expenses include operating expenses to maintain funeral home and cemetery operations and commissions related to the sale of insurance products sold by the Company’s agents. The Company’s mortgage segment revenue consists of residential mortgage origination fee income and mortgage interest income. Its expenses include normal operating expenses related to the origination and sale of residential mortgage loans, loan servicing, and warehouse interest and fee expenses.

Services and Cost Sharing Policies

The accounting policies of the Company’s operating and reportable segments are the same as those described in Part II, Item 8, Note 1 - Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit and are eliminated upon consolidation. In addition to revenues, the reportable segments share in business services and costs including personnel expenses, rent, information technology, software, interest expense, and other similar operating costs. These shared services and costs are allocated between the segments using prevailing market rates and other agreed upon allocation methods.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Three Months Ended March 31, 2026
	Life	Funeral Home
	Insurance	and Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$28,855,254	$7,733,823	$23,489,659	$60,078,736
Net investment income	17,717,277	652,531	131,540	18,501,348
Gains (losses) on investments and other assets	382,514	(74,328)	42,562	350,748
Other revenues	375,052	160,642	262,254	797,948
Intersegment revenues	1,523,146	83,836	72,306	1,679,288
Total segment revenues	48,853,243	8,556,504	23,998,321	81,408,068

Elimination of intersegment revenues				(1,679,288)
Total consolidated revenues				79,728,780

Less:
Policyholder benefits and claims	24,539,397	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,689,374	289,944	-
Selling, general and administrative expenses:
Commissions	472,826	238,209	8,082,825
Personnel	8,738,857	2,733,070	9,129,709
Advertising	90,904	101,937	544,222
Rent and rent related	94,375	37,903	689,999
Depreciation on property and equipment	213,559	241,226	125,305
Cost related to funding mortgage loans	-	-	1,673,977
Data processing and IT related (1)	354,819	88,667	1,031,269
Premium taxes on insurance premiums and other considerations (1)	659,615	-	-
Other segment items (1)(2)	2,349,313	1,362,050	1,873,463
Intersegment expenses (3)	156,141	80,089	1,443,058
Interest expense	892,777	708	102,714
Costs of goods and services sold-mortuaries and cemeteries	-	1,233,449	-
Income tax expense (benefit)	1,663,288	518,697	(131,093)
Segment net earnings (loss)	5,937,998	1,630,555	(567,127)	7,001,426

Net earnings				$7,001,426

Segment assets	$1,412,106,259	$108,161,913	$81,768,909	$1,602,037,081

Elimination of intersegment assets				(21,253,140)
Total consolidated assets				$1,580,783,941

Expenditures for long-lived assets	$31,477,400	$182,707	$-	$31,660,107

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

Life Insurance - bad debt, insurance expenses, professional service expenses, state insurance department fees, amortization of intangible assets, and certain overhead expenses.

Funeral Home and Cemetery - bad debt, insurance expenses, professional service expenses, maintenance and utility expenses, property taxes, amortization of intangible assets, and certain overhead expenses.

Mortgage - bad debt, insurance expenses, professional service expenses, business license and registration fees, dues and subscriptions, amortization expense of mortgage servicing rights, and certain overhead expenses.

(3)	For each reportable segment, intersegment expenses includes:

Life Insurance - mortgage servicing fees and interest expense.

Funeral Home and Cemetery - rent expense, data processing and IT related expenses, and interest expense.
Mortgage - rent expense and interest expense.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Three Months Ended March 31, 2025
	Life	Funeral Home
	Insurance	and Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$29,779,525	$7,300,221	$24,809,241	$61,888,987
Net investment income	18,630,945	421,253	150,426	19,202,624
Gains on investments and other assets	290,534	209,970	85,517	586,021
Other revenues	585,598	187,850	288,643	1,062,091
Intersegment revenues	1,319,923	83,836	121,868	1,525,627
Total segment revenues	50,606,525	8,203,130	25,455,695	84,265,350

Elimination of intersegment revenues				(1,525,627)
Total consolidated revenues				82,739,723

Less:
Policyholder benefits and claims	25,455,174	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,623,034	173,965	-
Selling, general and administrative expenses:
Commissions	862,343	208,420	9,367,618
Personnel	8,526,188	2,538,026	11,118,194
Advertising	99,976	151,609	572,360
Rent and rent related	99,790	38,038	850,783
Depreciation on property and equipment	242,812	212,361	159,962
Cost related to funding mortgage loans	-	-	1,415,252
Data processing and IT related (1)	235,788	70,526	878,110
Premium taxes on insurance premiums and other considerations (1)	718,071	-	-
Other segment items (1)(2)	2,624,538	1,231,210	1,642,444
Intersegment expenses (3)	205,558	87,441	1,232,628
Interest expense	906,447	163	212,918
Costs of goods and services sold-mortuaries and cemeteries	-	1,253,270	-
Income tax expense (benefit)	1,785,207	534,844	(483,453)
Segment net earnings (loss)	6,221,599	1,703,257	(1,511,121)	6,413,735

Net earnings				$6,413,735

Segment assets	$1,360,748,004	$100,073,999	$100,755,930	$1,561,577,933

Elimination of intersegment assets				(30,644,368)
Total consolidated assets				$1,530,933,565

Expenditures for long-lived assets	$16,717,670	$257,933	$109,134	$17,084,737

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:

Life Insurance - bad debt, insurance expenses, professional service expenses, state insurance department fees, amortization of intangible assets, and certain overhead expenses.

Funeral Home and Cemetery - bad debt, insurance expenses, professional service expenses, maintenance and utility expenses, property taxes, amortization of intangible assets, and certain overhead expenses.

Mortgage - bad debt, insurance expenses, professional service expenses, business license and registration fees, dues and subscriptions, amortization expense of mortgage servicing rights, and certain overhead expenses.

(3)	For each reportable segment, intersegment expenses includes:

Life Insurance - mortgage servicing fees and interest expense.

Funeral Home and Cemetery - rent expense, data processing and IT related expenses, and interest expense.
Mortgage - rent expense and interest expense.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

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
March 31, 2026 (Unaudited)

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

Impaired Real Estate Held for Investment: Fair value is generally determined by obtaining an independent appraisal, which typically considers area comparable properties and property conditions. The Company believes that in an orderly market, fair value approximates the replacement cost of a home and will list for sale any foreclosed properties. In a disorderly market, the Company believes the highest and best use of the properties is as income producing assets and will hold the properties as rental properties, matching the income from the investment in rental property with the funds required for estimated future policy benefits. Accordingly, in addition to an appraisal, the determination of fair value will generally be weighed more heavily toward the rental analysis.

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
March 31, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of March 31, 2026:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$367,565,925	$-	$366,991,282	$574,643
Equity securities	18,346,314	18,346,314	-	-
Loans held for sale	137,607,689	-	-	137,607,689
Restricted assets (1)	548,032	-	548,032	-
Restricted assets (2)	16,284,878	16,284,878	-	-
Cemetery perpetual care trust investments (1)	272,403	-	272,403	-
Cemetery perpetual care trust investments (2)	6,515,143	6,515,143	-	-
Derivatives - loan commitments (3)	2,959,819	-	-	2,959,819
Total assets accounted for at fair value on a recurring basis	$550,100,203	$41,146,335	$367,811,717	$141,142,151

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(94,955)	-	-	(94,955)
Total liabilities accounted for at fair value on a recurring basis	$(94,955)	$-	$-	$(94,955)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of December 31, 2025:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$382,777,918	$-	$382,203,275	$574,643
Equity securities	18,050,062	18,050,062	-	-
Loans held for sale	155,968,266	-	-	155,968,266
Restricted assets (1)	1,177,251	-	1,177,251	-
Restricted assets (2)	14,928,917	14,928,917	-	-
Cemetery perpetual care trust investments (1)	272,012	-	272,012	-
Cemetery perpetual care trust investments (2)	6,303,732	6,303,732	-	-
Derivatives - loan commitments (3)	1,700,742	-	-	1,700,742
Total assets accounted for at fair value on a recurring basis	$581,178,900	$39,282,711	$383,652,538	$158,243,651

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	$(220,605)	$-	$-	$(220,605)
Total liabilities accounted for at fair value on a recurring basis	$(220,605)	$-	$-	$(220,605)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	March 31, 2026	Technique	Input(s)	Value	Value	Average
Loans held for sale	$137,607,689	Market approach	Investor contract pricing as a percentage of unpaid principal balance	87.0%	109.0%	101.0%

Derivatives - loan commitments (net)	2,864,864	Market approach	Pull-through rate	51.0%	100.0%	91.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	251 bps	50 bps

Fixed maturity securities available for sale	574,643	Broker quotes	Pricing quotes	$100.00	$100.07	$100.10

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	December 31, 2025	Technique	Input(s)	Value	Value	Average
Loans held for sale	$155,968,266	Market approach	Investor contract pricing as a percentage of unpaid principal balance	86.0%	107.0%	102.0%

Derivatives - loan commitments (net)	1,480,137	Market approach	Pull-through rate	60.0%	100.0%	89.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	251 bps	52 bps

Fixed maturity securities available for sale	574,643	Broker quotes	Pricing quotes	$100.00	$100.77	$100.10

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three-month period ended March 31, 2026:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2025	$1,480,137		$155,968,266		$574,643
Originations and purchases	-		488,560,300		-
Sales, maturities and paydowns	-		(516,712,505)		-
Total gains (losses):
Included in earnings	1,384,727	(1)	9,791,628	(1)	-	(2)
Included in other comprehensive income	-		-		-

Balance - March 31, 2026	$2,864,864		$137,607,689		$574,643

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three-month period ended March 31, 2025:

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
March 31, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2026, or as of March 31, 2025.

Fair Value of Financial Instruments Carried at Other Than Fair Value

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of March 31, 2026, and December 31, 2025.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2026:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$83,307,187	$-	$-	$85,877,780	$85,877,780
Residential construction	149,053,960	-	-	149,053,960	149,053,960
Commercial	72,907,293	-	-	74,030,925	74,030,925
Mortgage loans held for investment, net	$305,268,440	$-	$-	$308,962,665	$308,962,665
Policy loans (1)	14,536,305	-	-	14,536,305	14,536,305
Insurance assignments, net (1)	44,797,734	-	-	44,797,734	44,797,734
Restricted assets (2)	787,200	-	-	787,200	787,200
Cemetery perpetual care trust investments (2)	610,930	-	-	610,930	610,930
Mortgage servicing rights, net	2,460,261	-	-	3,994,484	3,994,484

Liabilities
Bank and other loans payable	$(108,760,032)	$-	$-	$(97,468,978)	$(97,468,978)
Policyholder account balances - universal life	(35,289,278)	-	-	(35,358,733)	(35,358,733)
Policyholder account balances - fixed annuities	(103,553,297)	-	-	(103,199,369)	(103,199,369)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2025:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$88,348,354	$-	$-	$89,318,434	$89,318,434
Residential construction	156,744,272	-	-	156,744,272	156,744,272
Commercial	77,342,759	-	-	78,683,341	78,683,341
Mortgage loans held for investment, net	$322,435,385	$-	$-	$324,746,047	$324,746,047
Policy loans (1)	14,467,357	-	-	14,467,357	14,467,357
Insurance assignments, net (1)	44,507,531	-	-	44,507,531	44,507,531
Restricted assets (2)	810,802	-	-	810,802	810,802
Cemetery perpetual care trust investments (2)	66,209	-	-	66,209	66,209
Mortgage servicing rights, net	2,528,459	-	-	4,035,635	4,035,635

Liabilities
Bank and other loans payable	$(98,387,919)	$-	$-	$(87,490,315)	$(87,490,315)
Policyholder account balances - universal life	(35,825,494)	-	-	(35,986,392)	(35,986,392)
Policyholder account balances - fixed annuities	(104,780,256)	-	-	(103,880,576)	(103,880,576)

(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment

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

Insurance Assignments, Net: These investments primarily have short-term maturities. Accordingly, the carrying amounts reported in the accompanying condensed consolidated balance sheet approximates their fair values.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

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

18) Stock Compensation Plans

The Company has three active equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan” or “the Plans”).

Stock Options

Stock based compensation expense for stock options issued of $463,699 and $299,272 has been recognized for these Plans for the three-month periods ended March 31, 2026, and 2025, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of March 31, 2026, the total unrecognized compensation expense related to the options issued was $1,233,463 which is expected to be recognized over the remaining vesting period.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

18) Stock Compensation Plans (Continued)

The activity of the Plans during the three-month period ended March 31, 2026, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at December 31, 2025	760,838	$6.85	2,366,291	$7.54
Granted	7,500		-
Exercised	(1,051)		-
Cancelled	(6,598)		-
Outstanding at March 31, 2026	760,689	$6.88	2,366,291	$7.54

As of March 31, 2026:
Options exercisable	557,659	$6.28	1,860,534	$7.26

As of March 31, 2026:
Available options for future grant	1,896,335		4,207

Weighted average contractual term of options
outstanding at March 31, 2026	6.64 years		6.75 years

Weighted average contractual term of options
exercisable at March 31, 2026	5.54 years		5.99 years

Aggregated intrinsic value of options
outstanding at March 31, 2026 (1)	$2,136,093		$5,659,342

Aggregated intrinsic value of options
exercisable at March 31, 2026 (1)	$1,952,408		$5,192,461

(1)	The Company used a stock price of $9.48 as of March 31, 2026 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

18) Stock Compensation Plans (Continued)

The activity of the Plans during the three-month period ended March 31, 2025, is summarized as follows:

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three-month periods ended March 31, 2026, and 2025 were $2,449 and $1,357,776, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

18) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $5,431 and $9,988 has been recognized under these plans for the three-month periods ended March 31, 2026, and 2025, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. The fair value of each RSU granted is determined by the Company’s stock price on the date of the grant. As of March 31, 2026, the total unrecognized compensation expense related to the RSUs issued was $21,194, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the three-month period ended March 31, 2026, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	17,568	$9.33
Granted	-
Vested	(3,087)
Non-vested at March 31, 2026	14,481	$8.53

Available RSUs for future grant	489,706

Activity of the RSUs during the three-month period ended March 31, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	12,813	$12.90
Granted	-
Vested	(460)
Non-vested at March 31, 2025	12,353	$13.08

Available RSUs for future grant	4,187

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

19) Commitments and Contingencies

Mortgage Loan Loss Settlements

Future loan losses can be extremely difficult to estimate. However, the Company believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its potential losses on loans sold. See Note 3 to the condensed consolidated financial statements for additional information about the Company’s loan loss reserve.

Debt Covenants for Mortgage Warehouse Lines of Credit

The Company, through its subsidiary SecurityNational Mortgage, has three lines of credit agreements for funding mortgage loans held for sale: one through U.S. Bank, a second through Western Alliance Bank, and a third through JPMorgan Chase Bank. The Company anticipates renewing all agreements in 2026.

The U.S. Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $15,000,000. The relevant agreement contemplates interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR on drawn amounts and matures on July 17, 2026. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum net loss of $2.5 million for the quarter.

The Western Alliance Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $25,000,000. The relevant agreement contemplates interest at the 1-Month SOFR rate plus 2.0% on drawn amounts and matures on August 15, 2026. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum pre-tax loss of $2.5 million for the quarter.

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

The agreements for US Bank and JP Morgan Chase Bank warehouse lines of credit include a cross-default provision where certain events of default under other of SecurityNational Mortgage’s obligations constitute events of default under the warehouse lines of credit. As of March 31, 2026, SecurityNational Mortgage was in compliance with all covenants under its warehouse lines of credit. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026 (Unaudited)

19) Commitments and Contingencies (Continued)

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company’s revolving line of credit agreements contain debt covenants requiring the Company to maintain minimum operating cash flow ratios and minimum net worth requirements for each of its business segments. The Company is also subject to debt covenants under one of its real estate loans which require maintenance of a minimum consolidated operating cash flow ratio, minimum liquidity amounts, and minimum consolidated net worth value. In addition to these financial debt covenants, the Company is required to provide segment specific financial statements and building specific financial statements under the agreements for each of its bank loans. As of March 31, 2026, the Company was in compliance with all of those debt covenants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s operations over the last several years generally reflect three strategies which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) increased emphasis on the funeral home and cemetery business; and (iii) capitalizing on the housing market by originating mortgage loans.

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

The following table shows the condensed financial results of the insurance operations for the three-month periods ended March 31, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2026	2025	% Increase (Decrease)
Revenues from external customers:
Insurance premiums	$28,855	$29,780	(3)%
Net investment income	17,717	18,631	(5)%
Gains on investments and other assets	383	291	32%
Other revenues	375	585	(36)%
Intersegment revenues	1,523	1,320	15%
Total segment revenues	$48,853	$50,607	(3)%
Segment net earnings	$5,938	$6,222	(5)%

Profitability for the three-month period ended March 31, 2026 decreased due to (a) a $924,000 decrease in insurance premiums and other considerations, (b) a $914,000 decrease in net investment income, (c) a $211,000 decrease in other revenues, and (d) a $66,000 increase in amortization of deferred policy acquisition costs, which were partially offset by (i) a $916,000 decrease in policyholder benefits and claims, (ii) a $435,000 decrease in selling, general and administrative expenses, (iii) a $203,000 increase in intersegment revenue, (iv) a $122,000 decrease in income tax expense, (v) a $92,000 increase in gains on investments and other assets, (vi) a $49,000 decrease in intersegment expenses, and (vii) a $14,000 decrease in interest expense.

Funeral Home and Cemetery Operations

The Company sells funeral home services and products through its eleven funeral homes in Utah and four funeral homes in New Mexico. The Company also sells cemetery services, products and land (burial plots) through its five cemeteries in Utah, one cemetery in San Diego County, California, and one cemetery in Santa Fe, New Mexico. At-need funeral home and cemetery product sales and services are recognized as revenue when the services are performed or when the products are delivered. Pre-need funeral home and cemetery product sales and services are deferred until the merchandise is delivered, or services are performed. Revenue for pre-need cemetery land sales is recognized at the time of sale, and land is removed from inventory.

The following table shows the condensed financial results of the funeral home and cemetery operations for the three-month periods ended March 31, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2026	2025	% Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$4,148	$3,710	12%
Funeral home revenues	3,586	3,590	0%
Net investment income	652	421	55%
Gains (losses) on investments and other assets	(74)	210	(135)%
Other revenues	161	188	(14)%
Interesegment revenues	84	84	0%
Total segment revenues	$8,557	$8,203	4%
Segment net earnings	$1,631	$1,703	(4)%

Profitability in the three-month period ended March 31, 2026 decreased due to (a) a $353,000 increase in selling, general and administrative expenses, primarily attributable to a $195,000 increase in personnel expenses, (b) a $284,000 decrease in gains on investments and other assets, (c) a $116,000 increase in amortization of deferred policy acquisition costs, (d) a $27,000 decrease in other revenues, and (e) a $4,000 decrease in funeral home at-need sales, which were partially offset by (i) a $305,000 increase in cemetery pre-need sales, (ii) a $231,000 increase in net investment income, (iii) a $133,000 increase in cemetery at-need sales, (iv) a $20,000 decrease in cost of goods and services sold, and (v) a $16,000 decrease in income tax expense, (vi) a $7,000 decrease in intersegment expenses.

Mortgage Operations

The Company’s wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”), is a mortgage lender incorporated under the laws of the State of Utah and approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), which originates mortgage loans that qualify for government insurance in the event of default by the borrower, in addition to various conventional mortgage loan products. SecurityNational Mortgage originates and refinances mortgage loans on a retail basis. Mortgage loans originated or refinanced by SecurityNational Mortgage are funded through loan purchase agreements with Security National Life, Kilpatrick Life and unaffiliated financial institutions.

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 2.04% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

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

For the three-month periods ended March 31, 2026, and 2025, SecurityNational Mortgage originated 1,415 loans ($488,560,000 total loan volume principal amount) and 1,508 loans ($517,886,000 total loan volume principal amount), respectively.

The following table shows the condensed financial results of the mortgage operations for the three-month periods ended March 31, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended March 31, (in thousands of dollars)
	2026	2025	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$16,415	$16,955	(3)%
Income from loan originations	7,294	6,738	8%
Change in fair value of loans held for sale	(1,604)	641	(350)%
Change in fair value of loan commitments	1,385	475	192%
Net investment income	132	150	(12)%
Gains on investments and other assets	42	86	(51)%
Other revenues	262	289	(9)%
Intersegment revenues	72	122	(41)%
Total segment revenues	$23,998	$25,456	(6)%
Segment net loss	$(567)	$(1,511)	62%

Losses for the three-month period ended March 31, 2026 decreased due to (a) a $1,988,000 decrease in personnel expenses, (b) a $1,285,000 decrease in commissions, (c) a $910,000 increase in the fair value of loan commitments, (d) a $556,000 increase in income from loan originations, (e) a $161,000 decrease in rent and rent related expenses, (f) a $110,000 decrease in interest expense, (g) a $35,000 decrease in depreciation on property and equipment, and (h) a $28,000 decrease in advertising expenses, which were partially offset by (i) a $2,245,000 decrease in the fair value of loans held for sale, (ii) a $540,000 decrease in secondary gains from investors, (iii) a $352,000 decrease in income tax benefit, (iv) a $259,000 increase in costs related to funding mortgage loans, (v) a $231,000 increase in other expenses, (vi) a $210,000 increase in intersegment expenses, (vii) a $153,000 increase in data processing and IT related expenses, (viii) a $50,000 decrease in intersegment revenues, (ix) a $43,000 decrease in gains on investments and other assets, (x) a $26,000 decrease in other revenues, and (xi) a $19,000 decrease in net investment income.

Consolidated Results of Operations

Three-month period ended March 31, 2026, Compared to Three-month period ended March 31, 2025

Total revenues decreased by $3,011,000, or 3.6%, to $79,729,000 for the three-month period ended March 31, 2026, from $82,740,000 for the comparable period in 2025. Contributing to this decrease in total revenues was a $1,319,000 decrease in mortgage fee income, a $924,000 decrease in insurance premiums and other considerations, a $701,000 decrease in net investment income, a $264,000 decrease in other revenues, and a $235,000 decrease in gains on investments and other assets, which were partially offset by a $434,000 increase in net funeral home and cemetery sales.

Mortgage fee income decreased by $1,319,000, or 5.3%, to $23,490,000, for the three-month period ended March 31, 2026, from $24,809,000 for the comparable period in 2025. This decrease was primarily due to a $2,245,000 decrease in the fair value of loans held for sale and a $540,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market, which were partially offset by a $910,000 increase in the fair value of loan commitments and a $556,000 increase in income from loan originations.

Insurance premiums and other considerations decreased by $924,000, or 3.1%, to $28,855,000 for the three-month period ended March 31, 2026, from $29,779,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $966,000 in first year premiums, which was partially offset by an increase of $42,000 in renewal premiums.

Net investment income decreased by $701,000, or 3.7%, to $18,501,000 for the three-month period ended March 31, 2026, from $19,202,000 for the comparable period in 2025. This decrease was primarily attributable to a $560,000 increase in investment expenses, a $355,000 decrease in interest on cash and cash equivalents, a $288,000 decrease in insurance assignment income, a $22,000 decrease in real estate income, and a $3,000 decrease in policy loan interest, which were partially offset by a $310,000 increase in mortgage loan interest, a $154,000 increase in other investment income, a $48,000 increase in fixed maturity securities income, and a $15,000 increase in equity securities income.

Net funeral home and cemetery sales increased by $434,000, or 5.9%, to $7,734,000 for the three-month period ended March 31, 2026, from $7,300,000 for the comparable period in 2025. This increase was primarily due to a $305,000 increase in cemetery pre-need sales and a $133,000 increase in cemetery at-need sales, which were partially offset by a $4,000 decrease in funeral home at-need sales.

Gains (losses) on investments and other assets decreased by $235,000 to $351,000 in net gains for the three-month period ended March 31, 2026, from $586,000 in net gains for the comparable period in 2025. This decrease in gains on investments and other assets was primarily due to a $426,000 decrease in gains on equity securities primarily attributable to decreases in the fair value of these equity securities and a $21,000 decrease in gains on fixed maturity securities, which were partially offset by a $157,000 increase in gains on real estate and a $55,000 increase in gains on other assets.

Other revenues decreased by $264,000, or 24.9%, to $798,000 for the three-month period ended March 31, 2026, from $1,062,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $264,000 in other miscellaneous revenues.

Policyholder benefits and claims decreased by $916,000 or 3.6%, to $24,539,000 for the three-month period ended March 31, 2026, from $25,455,000 for the comparable period in 2025. This decrease was primarily the result of a $679,000 decrease in future policy benefits, a $156,000 decrease in death benefits, and an $81,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $182,000, or 6.5%, to $2,979,000 for the three-month period ended March 31, 2026, from $2,797,000 for the comparable period in 2025. This increase is due to a $192,000 increase in the amortization of deferred policy and pre-need acquisition costs due to an increase in the average outstanding balance. This increase was partially offset by a $10,000 decrease in the amortization of value of business acquired due to no new deferrals and a decreasing average outstanding balance.

Selling, general and administrative expenses decreased by $2,936,000, or 6.7%, to $40,928,000 for the three-month period ended March 31, 2026, from $43,864,000 for the comparable period in 2025. This decrease was primarily the result of a $1,645,000 decrease in commissions, a $1,581,000 decrease in personnel expenses, a $166,000 decrease in rent and rent related expenses, an $87,000 decrease in advertising expense, and a $35,000 decrease in depreciation on property and equipment, which were partially offset by a $319,000 increase in other expenses and a $259,000 increase in costs related to funding mortgage loans.

Interest expense decreased by $123,000, or 11.0%, to $996,000 for the three-month period ended March 31, 2026, from $1,119,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $110,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and a decrease of $13,000 in interest expense on bank loans.

Funeral home and cemetery cost of goods and services sold decreased by $20,000, or 1.6%, to $1,233,000 for the three-month period ended March 31, 2026, from $1,253,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $18,000 in at-need sales and decrease of $2,000 in pre-need sales.

Income tax expense increased by $214,000, or 11.7%, to $2,051,000 for the three-month period ended March 31, 2026, from $1,837,000 for the comparable period in 2025. This increase was primarily due to an increase in earnings before income taxes for 2026 compared to 2025. The Company’s overall effective tax rate increased from 22.3% for 2025 to 22.7% in 2026, a 0.4% increase in the effective tax rate or a 1.8% change. This increase was primarily due to certain permanent tax adjustments that are higher when compared to the prior year.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and funeral home and cemetery subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for funeral home and cemetery business, from interest and dividends on invested assets, and from the proceeds from the sale or maturity of investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and fees from mortgage loans held for sale that are sold to investors into the secondary market. It should be noted that current conditions in the financial markets and economy may affect the realization of these expected cash flows. The Company considers these sources of cash flow to be adequate to fund future policyholder and funeral home and cemetery liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses related to the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the three-month periods ended March 31, 2026, and 2025, the Company’s operations provided cash of approximately $32,940,000 and of approximately $9,586,000, respectively. The increase in cash provided by operations was due primarily to a decrease in originations of loans held for sale and an increase in net earnings.

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

The Company attempts to match the duration of invested assets with its policyholder and funeral home and cemetery liabilities. The Company may sell investments other than those held to maturity in the portfolio to help in this timing matching. The Company purchases short-term investments on a temporary basis to meet the expected short-term requirements of the Company’s insurance products. The Company’s investment philosophy is intended to provide a rate of return for the expected duration of its funeral home and cemetery policies that will exceed the accruing of liabilities under those policies regardless of future interest rate movements.

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $350,683,000 (at estimated fair value) and $365,986,000 (at estimated fair value) as of March 31, 2026, and December 31, 2025, respectively. This represented 34.2% and 35.2% of the total investments of the Company as of March 31, 2026, and December 31, 2025, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for the rating of bonds. As of March 31, 2026, 1.7% (or $5,945,000) and as of December 31, 2025, 1.6% (or $5,825,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of March 31, 2026, and December 31, 2025, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $534,276,000 as of March 31, 2026, as compared to $508,757,000 as of December 31, 2025. This increase was primarily due to an increase of $15,147,000 in stockholders’ equity and an increase of $10,372,000 in bank loans and other loans payable. Stockholders’ equity as a percentage of total capitalization was 79.6% and 80.7% as of March 31, 2026, and December 31, 2025, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2025 was 7.2% as compared to a lapse rate of 7.0% for 2024. The 2026 lapse rate to date has been approximately the same as 2025.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was approximately $140,204,000 and $139,068,000 as of March 31, 2026, and December 31, 2025, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has designed these controls and procedures to ensure that information the Company is required to disclose in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Company management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The executive officers have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026, because of the material weakness in the Company’s internal control over financial reporting described below. This material weakness was also identified during the fourth quarter of 2025 and is disclosed in the Company’s Annual Report on Form 10-K along with the report of the Company’s registered public accounting firm.

The Company identified a material weakness related to information technology general controls (“ITGCs”) because the Company did not design and maintain effective ITGCs for information systems that are relevant to the preparation of the financial statements. Specifically, deficiencies were identified related to user access controls and program change management controls for financial systems. These deficiencies resulted in related control deficiencies with respect to information generated from the impacted systems and used in the performance of controls relevant to the preparation of the financial statements. The material weakness related to the ITGCs did not result in adjustments to the financial statements for the quarter ended March 31, 2026.

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness relating to its internal control over financial reporting. Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan and Status” below, there were no changes to the Company’s internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On February 16, 2026, the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock. Purchases commenced on March 16, 2026. The agreement is subject to the daily time, price, and volume conditions of Rule 10b-18. The agreement expires on December 31, 2026.

The following table shows the Company’s repurchase activity during the three-month period ended March 31, 2026, under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
1/1/2026-1/31/2026	-	$-	-	99,028
2/1/2026-2/28/2026	-	-	-	99,028
3/1/2026-3/31/2026	45,193	9.29	-	53,835

Total	45,193	$9.29	-	53,835

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended March 31, 2026.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: May 11, 2026	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2026	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

