Form 10-Q
period 2026-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2026-08-10
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

As of July 30, 2026, the registrant had 23,588,157 shares of Class A Common Stock, $2.00 par value, outstanding and 3,789,132 shares of Class C Common Stock, $2.00 par value, outstanding.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2026

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Part I - Financial Information

Item 1.	Financial Statements.

	June 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $385,103,571 and $382,401,293 for 2026 and 2025, respectively; net of allowance for credit losses of $840,660 and $579,450 for 2026 and 2025, respectively)	$380,428,850	$382,777,918
Equity securities at estimated fair value (cost of $12,540,527 and $12,206,559 for 2026 and 2025, respectively)	20,782,573	18,050,062
Mortgage loans held for investment (net of allowance for credit losses of $2,255,193 and $2,588,918 for 2026 and 2025, respectively)	290,685,188	322,435,385
Real estate held for investment (net of accumulated depreciation of $40,031,834 and $37,159,212 for 2026 and 2025, respectively)	235,071,387	214,897,130
Real estate held for sale	9,581,314	6,424,027
Other investments and policy loans (net of allowance for credit losses of $1,476,295 and $1,676,468 for 2026 and 2025, respectively)	80,052,870	85,223,293
Accrued investment income	9,393,407	9,054,645
Total investments	1,025,995,589	1,038,862,460
Cash and cash equivalents	163,441,869	102,256,828
Loans held for sale at estimated fair value	146,871,985	155,968,266
Receivables (net of allowance for credit losses of $1,546,298 and $1,428,672 for 2026 and 2025, respectively)	17,030,422	15,611,074
Restricted assets (including $18,729,073 and $16,106,168 for 2026 and 2025 respectively, at estimated fair value)	33,264,026	28,805,946
Cemetery perpetual care trust investments (including $7,141,438 and $6,575,744 for 2026 and 2025, respectively, at estimated fair value)	10,470,650	9,871,947
Receivable from reinsurers	12,827,092	13,655,373
Cemetery land and improvements	11,288,853	11,299,283
Mortgage servicing rights, net	2,447,105	2,528,459
Property and equipment, net	17,597,125	18,211,717
Deferred policy and pre-need contract acquisition costs	139,967,487	135,978,803
Value of business acquired	6,875,524	7,109,186
Goodwill	5,253,783	5,253,783
Other	15,983,458	16,431,479

Total Assets	$1,609,314,968	$1,561,844,604

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30, 2026	December 31, 2025
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$799,072,640	$799,706,946
Policyholder account balances	138,026,432	140,605,750
Unearned premium reserve	1,738,407	1,824,796
Bank and other loans payable	122,230,135	98,387,919
Deferred pre-need funeral home and cemetery contract revenues	24,611,358	22,991,603
Cemetery perpetual care obligation	6,086,723	5,918,776
Accounts payable	3,887,774	4,150,119
Other liabilities and accrued expenses	52,877,010	51,969,405
Income taxes	27,748,571	25,920,562
Total liabilities	1,176,279,050	1,151,475,876

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 23,583,948 shares issued and outstanding as of June 30, 2026 and 23,551,670 (1) shares issued and outstanding as of December 31, 2025	47,167,896	44,857,250
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,789,130 shares issued and outstanding as of June 30, 2026 and 3,767,672 (1) shares issued and outstanding as of December 31, 2025	7,578,260	7,174,474
Additional paid-in capital	101,194,577	89,867,763
Accumulated other comprehensive gain, net of taxes	35,174,704	28,762,123
Retained earnings	251,835,042	248,795,475
Treasury stock at cost - 1,221,516 Class A shares and 117,184 Class C shares as of June 30, 2026; and 1,154,131 (1) Class A shares and 110,184 (1) Class C shares as of December 31, 2025	(9,914,561)	(9,088,357)

Total stockholders’ equity	433,035,918	410,368,728

Total Liabilities and Stockholders’ Equity	$1,609,314,968	$1,561,844,604

(1)	Issued and outstanding shares have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Insurance premiums and other considerations	$28,704,662	$30,185,854	$57,559,916	$59,965,379
Mortgage fee income	25,797,533	29,485,104	49,287,192	54,294,345
Net investment income	16,428,901	20,580,988	34,930,249	39,783,612
Net funeral home and cemetery sales	7,599,588	7,257,717	15,333,411	14,557,938
Gains on investments and other assets	4,580,323	1,142,707	4,931,071	1,728,728
Other	815,041	888,779	1,612,989	1,950,870
Total revenues	83,926,048	89,541,149	163,654,828	172,280,872

Benefits and expenses:
Policyholder benefits and claims (including the impact of assumption updates to the liability for future policy benefits of nil and nil for the three and six months ended June 30, 2026 and 2025, respectively)	24,317,248	25,515,540	48,856,645	50,970,714
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,937,896	2,873,507	5,917,214	5,670,506
Selling, general and administrative expenses:
Commissions	10,316,926	13,465,338	19,110,786	23,903,719
Personnel	20,505,977	22,171,345	41,107,613	44,353,753
Advertising	730,345	940,448	1,467,408	1,764,393
Rent and rent related	786,406	937,139	1,608,683	1,925,750
Depreciation on property and equipment	587,485	599,018	1,167,575	1,214,153
Costs related to funding mortgage loans	1,610,111	1,891,789	3,284,088	3,307,041
Other	8,192,720	7,955,635	15,911,916	15,356,322
Interest expense	1,104,549	1,293,438	2,100,748	2,412,966
Cost of goods and services sold-funeral home and cemetery	1,177,676	1,159,283	2,411,125	2,412,553
Total benefits and expenses	72,267,339	78,802,480	142,943,801	153,291,870
Earnings before income taxes	11,658,709	10,738,669	20,711,027	18,989,002
Income tax expense	(2,677,012)	(2,367,914)	(4,727,904)	(4,204,512)

Net earnings	$8,981,697	$8,370,755	$15,983,123	$14,784,490

Net earnings per Class A Equivalent common share (1)	$0.34	$0.32	$0.61	$0.57

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.33	$0.31	$0.60	$0.55

Weighted-average Class A equivalent common shares outstanding (1)	26,040,005	26,007,334	26,049,116	25,973,466

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	26,892,689	26,806,867	26,838,648	26,907,436

(1)	Net earnings per share have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$8,981,697	$8,370,755	$15,983,123	$14,784,490
Other comprehensive income (loss):
Unrealized gains (losses) on fixed maturity securities available for sale	$(473,827)	2,772,234	$(4,790,137)	6,633,491
Unrealized gains (losses) on restricted assets (1)	896	(4,819)	(2,361)	(532)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	85	(1,150)	366	1,665
Interest rate remeasurement of future policy benefits	(1,632,362)	(2,038,836)	12,903,719	(10,161,681)
Other comprehensive income (loss), before income tax	(2,105,208)	727,429	8,111,587	(3,527,057)
Income tax benefit (expense)	443,850	(152,197)	(1,699,006)	740,152
Other comprehensive income (loss), net of income tax	(1,661,358)	575,232	6,412,581	(2,786,905)
Comprehensive income	$7,320,339	$8,945,987	$22,395,704	$11,997,585

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2026
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2025	$44,857,250	$7,174,474	$89,867,763	$28,762,123	$248,795,475	$(9,088,357)	$410,368,728
Net earnings	-	-	-	-	7,001,426	-	7,001,426
Other comprehensive income	-	-	-	8,073,939	-	-	8,073,939
Stock-based compensation expense	-	-	469,131	-	-	-	469,131
Exercise of stock options	2,102		4,540	-	-		6,642
Vesting of restricted stock units	6,174	-	(6,174)	-	-	-	-
Sale of treasury stock	-	-	60,205	-	-	320,960	381,165
Purchase of treasury stock	-	-	-	-	-	(785,521)	(785,521)
March 31, 2026	$44,865,526	$7,174,474	$90,395,465	$36,836,062	$255,796,901	$(9,552,918)	$425,515,510

Net earnings	-	-	-	-	8,981,697	-	8,981,697
Other comprehensive loss	-	-	-	(1,661,358)	-	-	(1,661,358)
Stock-based compensation expense	-	-	457,371	-	-	-	457,371
Exercise of stock options	48,766	43,192	(44,807)	-	-	-	47,151
Vesting of restricted stock units	7,238	-	(7,238)	-	-	-	-
Sale of treasury stock	-	-	57,190	-	-	189,362	246,552
Purchase of treasury stock	-	-	-	-	-	(551,005)	(551,005)
Conversion Class C to Class A	276	(276)	-	-	-	-	-
Stock dividends	2,246,090	360,870	10,336,596	-	(12,943,556)	-	-
June 30, 2026	$47,167,896	$7,578,260	$101,194,577	$35,174,704	$251,835,042	$(9,914,561)	$433,035,918

	Six Months Ended June 30, 2025
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2024	$42,510,012	$6,643,666	$79,698,367	$33,719,629	$227,804,439	$(8,477,686)	$381,898,427
Net earnings	-	-	-	-	6,413,735	-	6,413,735
Other comprehensive loss	-	-	-	(3,362,137)	-	-	(3,362,137)
Stock-based compensation expense	-	-	309,260	-	-	-	309,260
Exercise of stock options	132,546	190,674	(92,965)	-	-	(149,009)	81,246
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	90,895	-	-	136,367	227,262
Purchase of treasury stock	-	-	-	-	-	(242,265)	(242,265)
March 31, 2025	$42,643,478	$6,834,340	$80,004,637	$30,357,492	$234,218,174	$(8,732,593)	$385,325,528

Net earnings	-	-	-	-	8,370,755	-	8,370,755
Other comprehensive income	-	-	-	575,232	-	-	575,232
Stock-based compensation expense	-	-	320,379	-	-	-	320,379
Vesting of restricted stock units	6,174	-	(6,174)	-	-	-	-
Sale of treasury stock	-	-	63,807	-	-	208,399	272,206
Purchase of treasury stock	-	-	-	-	-	(961,419)	(961,419)
Conversion Class C to Class A	790	(790)	-	-	-	-	-
Stock dividends	2,132,832	341,678	8,685,530	-	(11,160,040)	-	-
June 30, 2025	$44,783,274	$7,175,228	$89,068,179	$30,932,724	$231,428,889	$(9,485,613)	$393,902,681

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net cash provided by operating activities	$36,933,720	$1,904,880

Cash flows from investing activities:
Purchases of fixed maturity securities	(39,027,131)	(54,885,176)
Sales, calls and maturities of fixed maturity securities	36,581,679	36,743,084
Purchases of equity securities	(2,510,554)	(1,602,500)
Sales of equity securities	2,177,647	1,529,484
Purchases of restricted assets	(3,971,938)	(2,397,575)
Sales, calls and maturities of restricted assets	2,450,148	1,330,555
Purchases of cemetery perpetual care trust investments	(706,125)	(144,567)
Sales, calls and maturities of perpetual care trust investments	644,345	955,014
Mortgage loans held for investment, other investments and policy loans made	(361,275,839)	(446,677,580)
Payments received for mortgage loans held for investment, other investments and policy loans	393,762,043	412,639,393
Purchases of property and equipment	(496,501)	(884,076)
Sales of property and equipment	23,000	1,200
Purchases of real estate	(45,636,547)	(38,492,419)
Sales of real estate	24,136,880	19,442,304
Net cash provided by (used in) investing activities	6,151,107	(72,442,859)

Cash flows from financing activities:
Policyholder account balances - deposits	5,174,044	6,230,904
Policyholder account balances - withdrawals	(8,323,094)	(8,421,749)
Proceeds from stock options exercised	53,793	81,246
Purchases of treasury stock	(1,336,526)	(1,203,684)
Repayment of bank loans	(1,058,580)	(18,012,268)
Proceeds from bank loans	-	32,000,000
Net change in warehouse line borrowings for loans held for sale	24,782,098	2,164,373
Net cash provided by financing activities	19,291,735	12,838,822

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	62,376,562	(57,699,157)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	114,112,108	150,102,620

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$176,488,670	$92,403,463

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,076,707	$2,422,711
Federal income taxes	4,475,089	2,117,229
State income taxes	124,010	110,870

Non Cash Operating, Investing and Financing Activities:
Mortgage loans held for investment foreclosed into real estate held for sale	$3,322,938	$-
Benefit plans funded with treasury stock	627,717	499,468
Right-of-use assets obtained in exchange for operating lease liabilities	305,661	1,069,880
Right-of-use assets obtained in exchange for finance lease liabilities	78,968	-
Transfer from fixed maturity securities available for sale to other investments	-	1,185,603
Loans held for sale foreclosed into real estate held for sale	-	380,000
Transfer of loans held for sale to mortgage loans held for investment	-	828,063

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows are presented in the table below:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$163,441,869	$79,317,770
Restricted assets	12,065,713	12,680,488
Cemetery perpetual care trust investments	981,088	405,205
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$176,488,670	$92,403,463

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

1) Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Certain prior-period amounts related to accounting standards adopted have been reclassified to conform to the current-period presentation.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

June 30, 2026 (Unaudited)

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

Condensed Consolidated Statements of Earnings:	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Previously Reported	Effect of Change	As Currently Reported	As Previously Reported	Effect of Change	As Currently Reported
Benefits and expenses:
Policyholder benefits and claims	$25,053,422	$462,118	$25,515,540	$51,288,499	$(317,785)	$50,970,714
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,737,675	(2,864,168)	2,873,507	10,434,210	(4,763,704)	5,670,506
Total benefits and expenses	81,204,530	(2,402,050)	78,802,480	158,373,359	(5,081,489)	153,291,870

Earnings before income taxes	8,336,619	2,402,050	10,738,669	13,907,513	5,081,489	18,989,002
Income tax expense	(1,830,264)	(537,650)	(2,367,914)	(3,062,866)	(1,141,646)	(4,204,512)
Net earnings	$6,506,355	$1,864,400	$8,370,755	$10,844,647	$3,939,843	$14,784,490

Net earnings per Class A equivalent common share (1)	$0.25	$0.07	$0.32	$0.42	$0.15	$0.57

Net earnings per Class A equivalent common share - assuming dilution (1)	$0.24	$0.07	$0.31	$0.40	$0.15	$0.55

(1)	Adjusted retroactively for the effect of annual stock dividends

Condensed Consolidated Statements of Comprehensive Income:	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Previously Reported	Effect of Change	As Currently Reported	As Previously Reported	Effect of Change	As Currently Reported
Net earnings	$6,506,355	$1,864,400	$8,370,755	$10,844,647	$3,939,843	$14,784,490
Other comprehensive income:
Unrealized gains on fixed maturity securities available for sale	2,693,245	78,989	2,772,234	6,481,974	151,517	6,633,491
Interest rate remeasurement of future policy benefits	-	(2,038,836)	(2,038,836)	-	(10,161,681)	(10,161,681)
Other comprehensive income (loss), before income tax	2,687,276	(1,959,847)	727,429	6,483,107	(10,010,164)	(3,527,057)
Income tax benefit (expense)	(563,765)	411,568	(152,197)	(1,361,984)	2,102,136	740,152
Other comprehensive income (loss), net of income tax	2,123,511	(1,548,279)	575,232	5,121,123	(7,908,028)	(2,786,905)
Comprehensive income (loss)	$8,629,866	$316,121	$8,945,987	$15,965,770	$(3,968,185)	$11,997,585

Condensed Consolidated Statements of Stockholders’ Equity:	Six Months Ended June 30, 2025
	As Previously Reported	Effect of Change	As Currently Reported
Accumulated other comprehensive income (loss)	$(1,830,143)	$32,762,867	$30,932,724
Retained earnings	225,043,793	6,385,096	231,428,889
Total stockholders’ equity	$354,754,718	$39,147,963	$393,902,681

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments

The Company’s investments as of June 30, 2026, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
June 30, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$75,537,690	$212,461	$(337,267)	$-	$75,412,884
Obligations of states and political subdivisions	3,090,544	262	(185,443)	-	2,905,363
Corporate securities including public utilities	284,497,104	4,003,915	(4,153,173)	(636,611)	283,711,235
Mortgage-backed securities	21,228,233	37,490	(3,384,006)	(204,049)	17,677,668
Redeemable preferred stock	750,000	9,200	(37,500)	-	721,700
Total fixed maturity securities available for sale	$385,103,571	$4,263,328	$(8,097,389)	$(840,660)	$380,428,850

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$12,540,527	$8,479,971	$(237,925)		$20,782,573
Total equity securities at estimated fair value	$12,540,527	$8,479,971	$(237,925)		$20,782,573

Mortgage loans held for investment at amortized cost:
Residential	$85,963,856
Residential construction	140,692,240
Commercial	68,081,034
Less: Unamortized deferred loan fees, net	(1,552,440)
Less: Allowance for credit losses	(2,255,193)
Less: Net discounts	(244,309)

Total mortgage loans held for investment	$290,685,188

Real estate held for investment - net of accumulated depreciation:
Residential	$116,634,085
Commercial	118,437,302

Total real estate held for investment	$235,071,387

Real estate held for sale:
Residential	$6,345,029
Commercial	3,236,285

Total real estate held for sale	$9,581,314

Other investments and policy loans at amortized cost:
Policy loans	$14,616,118
Insurance assignments	44,009,510
Federal Home Loan Bank stock (2)	680,200
Other investments	22,223,337
Less: Allowance for credit losses for insurance assignments	(1,476,295)

Total other investments and policy loans	$80,052,870
Accrued investment income	$9,393,407
Total investments	$1,025,995,589

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $612,800 of Membership stock and $67,400 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

There were no investments in fixed maturity securities or equity securities, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of June 30, 2026, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2026, and December 31, 2025. The fair values of fixed maturity securities that are actively traded are based on quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
June 30, 2026
U.S. Treasury securities and obligations of U.S. Government agencies	$273,354	$32,972,686	$63,913	$1,566,865	$337,267	$34,539,551
Obligations of states and political subdivisions	3,662	196,338	181,781	2,073,479	185,443	2,269,817
Corporate securities including public utilities	1,190,106	86,172,801	2,963,067	37,121,227	4,153,173	123,294,028
Mortgage-backed securities	14,268	993,191	3,369,738	14,700,113	3,384,006	15,693,304
Redeemable preferred stock	37,500	212,500	-	-	37,500	212,500
Totals	$1,518,890	$120,547,516	$6,578,499	$55,461,684	$8,097,389	$176,009,200

December 31, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$2,591	$2,047,280	$86,959	$11,033,603	$89,550	$13,080,883
Obligations of states and political subdivisions	4,884	195,116	167,300	2,095,220	172,184	2,290,336
Corporate securities including public utilities	638,436	30,085,561	2,749,214	42,688,720	3,387,650	72,774,281
Mortgage-backed securities	4,353	192,242	3,548,862	17,504,265	3,553,215	17,696,507
Redeemable preferred stock	37,500	212,500	-	-	37,500	212,500
Totals	$687,764	$32,732,699	$6,552,335	$73,321,808	$7,240,099	$106,054,507

Relevant holdings were comprised of 549 securities with fair values aggregating 95.6% of the aggregate amortized cost as of June 30, 2026, compared to 338 securities with fair values aggregating 93.6% of the aggregate amortized cost as of December 31, 2025. A credit loss provision of $164,663 and of $20,313 have been recognized for the three-month periods ended June 30, 2026, and 2025, respectively. A credit loss provision of $261,210 and of $65,993 have been recognized for the six-month periods ended June 30, 2026, and 2025, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

Credit Quality Indicators

Based on the NAIC securities designations, the Company had 98.4% and 98.5% of its fixed maturity securities rated investment grade as of June 30, 2026, and December 31, 2025, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	June 30, 2026		December 31, 2025
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$202,837,866	$199,876,553	$198,055,737	$197,788,945
2	174,316,179	173,864,555	177,242,472	178,441,019
3	5,798,920	5,093,932	6,145,460	5,616,342
4	899,491	822,110	155,717	160,830
5	-	-	-	-
6	501,115	50,000	51,907	47,340
Total	$384,353,571	$379,707,150	$381,651,293	$382,054,476

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the three-month periods ended June 30, 2026, and 2025:

	Three Months Ended June 30, 2026
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - March 31, 2026	$-	$-	$521,948	$154,049	$675,997

Additions for credit losses not previously recorded	-	-	-	50,000	50,000
Change in allowance on securities with previous allowance	-	-	114,663	-	114,663
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2026	$-	$-	$636,611	$204,049	$840,660

	Three Months Ended June 30, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - March 31, 2025	$-	$-	$495,251	$12,049	$507,300

Additions for credit losses not previously recorded	-	-	-	-	-
Change in allowance on securities with previous allowance	-	-	(20,444)	-	(20,444)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	130	-	130

Ending Balance - June 30, 2025	$-	$-	$474,937	$12,049	$486,986

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the six-month periods ended June 30, 2026, and 2025:

	Six Months Ended June 30, 2026
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - December 31, 2025	$-	$-	$425,401	$154,049	$579,450

Additions for credit losses not previously recorded	-	-	17,498	50,000	67,498
Change in allowance on securities with previous allowance	-	-	193,712	-	193,712
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2026	$-	$-	$636,611	$204,049	$840,660

	Six Months Ended June 30, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage- backed securities	Total

Beginning balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

Additions for credit losses not previously recorded	-	-	72,000	-	72,000
Change in allowance on securities with previous allowance	-	-	(6,007)	-	(6,007)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - June 30, 2025	$-	$-	$474,937	$12,049	$486,986

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of June 30, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$11,711,839	$11,709,904
Due in 2-5 years	129,271,705	129,040,087
Due in 5-10 years	140,558,359	141,414,746
Due in more than 10 years	81,583,435	79,864,745
Mortgage-backed securities	21,228,233	17,677,668
Redeemable preferred stock	750,000	721,700
Total	$385,103,571	$380,428,850

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$-	$15,172	$1,179,677	$2,764,641
Gross realized gains	-	-	247	526
Gross realized losses	-	(711)	(65,035)	(542)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of June 30, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$7,098,607	$7,744,141
Other investments	424,702	-
Cash and cash equivalents	1,457,017	1,543,842
Total assets on deposit	$8,980,326	$9,287,983

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of June 30, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$21,114,524	$23,915,884
Other investments	1,175,185	-
Cash and cash equivalents	2,155,747	2,136,642
Total assets on deposit	$24,445,456	$26,052,526

The Company, through two of its life insurance subsidiaries, is a member of the Federal Home Loan Banks of Des Moines and Dallas (“FHLBs”). Assets pledged as collateral with the FHLBs are presented below. These pledged securities are used as collateral for any FHLB cash advances. As of June 30, 2026, the Company owed nil to the FHLBs for advances. Amounts owed, if any, are included in Bank and other loans payable on the condensed consolidated balance sheets. The Company did not receive or repay any advances during the six months ended June 30, 2026.

	As of June 30, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$60,674,140	$64,066,256

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

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

The Company currently owns and operates commercial properties in Utah, California, Mississippi and Louisiana. These properties include office buildings, flex office space, and the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company uses bank debt in strategic cases, primarily where it is anticipated to improve yields, or facilitate the acquisition of higher quality assets or asset class diversification.

The aggregate net book value of commercial real estate serving as collateral for bank loans was $112,006,917 and $114,683,175 as of June 30, 2026, and December 31, 2025, respectively. The associated bank loan carrying values totaled $93,152,192 and $94,120,446 as of June 30, 2026, and December 31, 2025, respectively.

During the three and six month periods ended June 30, 2026, and 2025, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three-month periods ended June 30, 2026, and 2025, the Company recorded depreciation expense on commercial real estate held for investment of $1,433,680 and $1,432,921, respectively, and of $2,867,187 and $2,854,937 during the six-month periods ended June 30, 2026 and 2025, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Utah (1)	$118,419,709	$121,240,268	546,941	546,941
Louisiana	17,593	17,924	1,622	1,622

	$118,437,302	$121,258,192	548,563	548,563

(1)	Includes Center53

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2026	December 31, 2025
California	$2,800,000	$-
Louisiana	284,732	-
Mississippi (1)	151,553	151,553

	$3,236,285	$151,553

(1)	Consists of approximately 93 acres of undeveloped land

Commercial Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of June 30, 2026, real estate owned and occupied by the Company is summarized as follows:

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

During the three-month periods ended June 30, 2026, and 2025 the Company recorded impairment losses on residential real estate held for sale nil and nil, respectively, and of $35,651 and nil during the six months ended June 30, 2026 and 2025, respectively. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three-month periods ended June 30, 2026, and 2025, the Company recorded depreciation expense on residential real estate held for investment of $2,718 and $2,732, respectively, and of $5,436 and $5,408 during the six- month periods ended June 30, 2026 and 2025, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2026	December 31, 2025
Utah (1)	$116,634,085	$93,638,938
	$116,634,085	$93,638,938

(1)	Includes multiple residential subdivision development projects, refer to the following table

The Company also invests in residential subdivision developments. The following table presents additional information regarding the Company’s residential subdivision development projects in Utah:

	June 30, 2026	December 31, 2025
Lots developed	406	492
Lots to be developed	990	761
Book Value	$116,475,338	$93,474,755

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	June 30, 2026	December 31, 2025
Utah	$5,456,806	$5,456,806
Colorado	121,000	140,000
Florida	-	146,651
Georgia	380,000	380,000
Hawaii	238,206	-
Nevada	149,017	149,017
	$6,345,029	$6,272,474

The net book value of foreclosed residential real estate included in residential real estate held for sale was $1,343,223 and $1,270,669 as of June 30, 2026, and December 31, 2025, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

The following table presents the distribution of the Company’s mortgage loans held for investment across the various states.

	Commercial	Residential	Residential Construction	Total
As of June 30, 2026:
Utah	29%	15%	97%	57%
Florida	-	25%	-	7%
California	12%	5%	-	4%
Texas	13%	16%	-	8%
Arizona	10%	13%	-	6%
Other states	36%	26%	3%	18%
Total	100%	100%	100%	100%

As of December 31, 2025:
Utah	26%	16%	96%	57%
Florida	1%	25%	-	7%
California	24%	5%	-	7%
Texas	12%	14%	-	7%
Arizona	9%	15%	-	6%
Other states	28%	25%	4%	16%
Total	100%	100%	100%	100%

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

June 30, 2026 (Unaudited)

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued and the fair value is reassessed. Accrual of interest resumes if a mortgage loan is brought current. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable, which is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Interest income not accrued on these loans totaled approximately $603,912 and $1,042,325 as of June 30, 2026, and December 31, 2025, respectively.

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

June 30, 2026 (Unaudited)

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

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of June 30, 2026, the Company’s commitments were approximately $191,479,678 for these loans, of which $144,527,863 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed, and an independent inspection is made. The maximum loan commitment ranges between 50% and 85% of the appraised value. The Company receives fees and interest for these loans, and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

Residential construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - March 31, 2026	$1,322,084	$932,072	$299,204	$2,553,360
Change in provision for credit losses (1)	(393,653)	285,703	(17,819)	(125,769)
Charge-offs	(172,398)	-	-	(172,398)
Ending balance - June 30, 2026	$756,033	$1,217,775	$281,385	$2,255,193

Beginning balance - March 31, 2025	$1,021,730	$647,107	$339,755	$2,008,592
Change in provision for credit losses (1)	157,537	482,785	(8,170)	632,152
Charge-offs	-	-	-	-
Ending balance - June 30, 2025	$1,179,267	$1,129,892	$331,585	$2,640,744

(1)	Included in other expenses on the condensed consolidated statements of earnings

	Six Months Ended
	Commercial	Residential	Residential Construction	Total
Beginning balance - December 31, 2025	$1,368,121	$904,738	$316,059	$2,588,918
Change in provision for credit losses (1)	(439,690)	313,037	(34,674)	(161,327)
Charge-offs	(172,398)	-	-	(172,398)
Ending balance - June 30, 2026	$756,033	$1,217,775	$281,385	$2,255,193

Beginning balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390
Change in provision for credit losses (1)	446,773	279,342	29,239	755,354
Charge-offs	-	-	-	-
Ending balance - June 30, 2025	$1,179,267	$1,129,892	$331,585	$2,640,744

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Residential Construction	Total
June 30, 2026
30-59 days past due	$-	$6,593,310	$-	$6,593,310
60-89 days past due	77,518	1,340,600	-	1,418,118
Over 90 days past due (1)	7,522,308	7,238,352	-	14,760,660
In process of foreclosure (1)	-	1,053,434	-	1,053,434
Total past due	7,599,826	16,225,696	-	23,825,522
Current	60,481,208	69,738,160	140,692,240	270,911,608
Total mortgage loans	68,081,034	85,963,856	140,692,240	294,737,130
Allowance for credit losses	(756,033)	(1,217,775)	(281,385)	(2,255,193)
Unamortized deferred loan fees, net	(156,865)	(1,162,227)	(233,348)	(1,552,440)
Unamortized discounts, net	(138,563)	(105,746)	-	(244,309)
Net mortgage loans held for investment	$67,029,573	$83,478,108	$140,177,507	$290,685,188

December 31, 2025
30-59 days past due	$86,117	$7,302,658	$-	$7,388,775
60-89 days past due	-	2,485,313	-	2,485,313
Over 90 days past due (1)	2,832,372	2,479,479	-	5,311,851
In process of foreclosure (1)	588,013	616,430	-	1,204,443
Total past due	3,506,502	12,883,880	-	16,390,382
Current	75,725,284	77,760,710	157,398,705	310,884,699
Total mortgage loans	79,231,786	90,644,590	157,398,705	327,275,081
Allowance for credit losses	(1,368,121)	(904,738)	(316,059)	(2,588,918)
Unamortized deferred loan fees, net	(374,372)	(1,283,049)	(338,374)	(1,995,795)
Unamortized discounts, net	(146,534)	(108,449)	-	(254,983)
Net mortgage loans held for investment	$77,342,759	$88,348,354	$156,744,272	$322,435,385

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Total	% of Total
LTV:
Less than 65%	$3,874,000	$18,643,045	$3,888,514	$12,800,000	$171,493	$8,689,865	$48,066,917	70.60%
65% to 80%	4,769,919	1,212,262	10,424,266	1,000,506	293,872	-	17,700,825	26.00%
Greater than 80%	-	2,313,292	-	-	-	-	2,313,292	3.40%

Total	$8,643,919	$22,168,599	$14,312,780	$13,800,506	$465,365	$8,689,865	$68,081,034	100.00%

DSCR
>1.20x	$-	$295,500	$9,991,610	$7,500,000	$-	$5,227,181	$23,014,291	33.80%
1.00x - 1.20x	8,643,919	17,498,099	4,321,170	6,300,506	465,365	343,289	37,572,348	55.19%
<1.00x	-	4,375,000	-	-	-	3,119,395	7,494,395	11.01%

Total	$8,643,919	$22,168,599	$14,312,780	$13,800,506	$465,365	$8,689,865	$68,081,034	100.00%

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

June 30, 2026 (Unaudited)

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Total	% of Total
Performance Indicators:
Performing	$5,772,823	$7,880,037	$10,015,937	$7,383,847	$33,701,203	$12,918,223	$77,672,070	90.35%
Non-performing (1)	352,867	1,468,575	1,670,630	2,088,256	992,234	1,719,224	8,291,786	9.65%

Total	$6,125,690	$9,348,612	$11,686,567	$9,472,103	$34,693,437	$14,637,447	$85,963,856	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $1,053,434

LTV:
Less than 65%	$1,797,451	$2,082,485	$6,020,086	$3,119,207	$5,241,712	$8,483,048	$26,743,989	31.11%
65% to 80%	2,693,202	6,065,619	5,511,619	6,059,879	27,438,602	5,619,593	53,388,514	62.11%
Greater than 80%	1,635,037	1,200,508	154,862	293,017	2,013,123	534,806	5,831,353	6.78%

Total	$6,125,690	$9,348,612	$11,686,567	$9,472,103	$34,693,437	$14,637,447	$85,963,856	100.00%

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

June 30, 2026 (Unaudited)

2) Investments (Continued)

The Company evaluates and monitors the credit quality of its residential construction loans (including land acquisition and development loans) by analyzing LTV and loan performance. Monitoring a residential construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of residential construction mortgage loans by credit quality indicator and origination year was as follows as of June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Total	% of Total
Performance Indicators:
Performing	$54,166,000	$55,395,707	$24,335,368	$3,769,201	$3,025,964	$140,692,240	100.00%
Non-performing	-	-	-	-	-	-	0.00%

Total	$54,166,000	$55,395,707	$24,335,368	$3,769,201	$3,025,964	$140,692,240	100.00%

LTV:
Less than 65%	$11,605,814	$24,371,764	$22,989,281	$3,769,201	$3,025,964	$65,762,024	46.74%
65% to 80%	42,560,186	31,023,943	1,346,087	-	-	74,930,216	53.26%
Greater than 80%	-	-	-	-	-	-	0.00%

Total	$54,166,000	$55,395,707	$24,335,368	$3,769,201	$3,025,964	$140,692,240	100.00%

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

June 30, 2026 (Unaudited)

2) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of June 30, 2026	As of December 31, 2025
30-59 days past due	$8,365,826	$8,444,866
60-89 days past due	3,947,278	3,344,793
Over 90 days past due	5,148,954	4,976,211
Total past due	17,462,058	16,765,870
Current	26,547,452	29,418,129
Total insurance assignments	44,009,510	46,183,999
Allowance for credit losses	(1,476,295)	(1,676,468)
Net insurance assignments	$42,533,215	$44,507,531

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment is 90 days past due or is in legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time.

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - March 31, 2026	$1,518,047
Change in provision for credit losses (1)	237,329
Charge-offs	(279,081)
Ending balance - June 30, 2026	$1,476,295

Beginning balance - March 3, 2025	$1,517,783
Change in provision for credit losses (1)	257,253
Charge-offs	(294,004)
Ending balance - June 30, 2025	$1,481,032

(1)	Included in other expenses on the condensed consolidated statements of earnings

Six Months Ended
Beginning balance - December 31, 2025	$1,676,468
Change in provision for credit losses (1)	522,156
Charge-offs	(722,329)
Ending balance - June 30, 2026	$1,476,295

Beginning balance - December 31, 2024	$1,536,926
Change in provision for credit losses (1)	551,051
Charge-offs	(606,945)
Ending balance - June 30, 2025	$1,481,032

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

The following table presents the carrying value of the investments as of the dates indicated:

	As of June 30, 2026	As of December 31, 2025
HHH (1)	$7,733,769	$10,530,515
Oquirrh (1)	652,559	887,532
Towns (2)	2,407,618	2,656,616
Total	$10,793,946	$14,074,663

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Out of these totals, $1,174,675 and $1,467,058 of which at June 30, 2026, and December 31, 2025, respectively, were included in restricted assets and $1,232,942 and $1,189,558 of which at June 30, 2026, and December 31, 2025, respectively, were included in cemetery perpetual care trust investments on the condensed consolidated balance sheets

The Company has determined that HHH, Oquirrh and Towns are VIEs for which the Company is not the primary beneficiary for the following reasons: (1) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest, (2) the Company does not direct the activities and legal operations that most significantly affect the entity’s economic performance and (3) the Company does not have majority voting rights and no power to unilaterally direct the activities of the entity, and therefore, is not the primary beneficiary. The Company’s exposure to loss because of its involvement with the equity method investees is limited to the carrying value of the Company’s investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity securities:
Gross realized gains	$15,132	$453	$40,926	$1,521
Gross realized losses	(9,495)	30,029	(87,368)	(12,257)
Net credit loss provision	(164,663)	20,313	(261,210)	(65,993)

Equity securities:
Gains (losses) on securities sold	(157,861)	15,981	(142,139)	130,108
Unrealized gains on securities held at the end of the period	4,032,384	793,404	3,977,871	1,066,880

Real estate held for investment and sale:
Gross realized gains	845,360	202,389	1,432,332	596,915
Gross realized losses	(15,119)	-	(50,771)	-

Other assets:
Gross realized gains	54,701	81,867	55,370	88,392
Gross realized losses	(20,116)	(1,729)	(33,940)	(76,838)
Total	$4,580,323	$1,142,707	$4,931,071	$1,728,728

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses include gains and losses from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $1,510,457 in net gains and $271,176 in net gains for the three-month periods ended June 30, 2026 and 2025, respectively, and of $1,436,129 in net gains and $485,155 in net gains for the six-month periods ended June 30, 2026 and 2025, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

2) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity securities available for sale	$4,690,866	$4,749,965	$9,403,510	$9,414,798
Equity securities	233,674	247,633	441,506	440,263
Mortgage loans held for investment	6,341,825	12,457,357	14,615,885	20,421,897
Real estate held for investment and sale	2,914,081	2,872,566	5,852,000	5,832,278
Policy loans	210,231	235,758	451,739	480,363
Insurance assignments	4,878,392	5,138,214	10,322,623	10,870,365
Other investments	196,965	82,349	512,603	243,835
Cash and cash equivalents	1,195,981	953,618	2,243,217	2,356,252
Gross investment income	20,662,015	26,737,460	43,843,083	50,060,051
Investment expenses	(4,233,114)	(6,156,472)	(8,912,834)	(10,276,439)
Net investment income	$16,428,901	$20,580,988	$34,930,249	$39,783,612

Net investment income includes income earned from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries of $231,327 and $220,634 for the three-month periods ended June 30, 2026, and 2025, respectively, and of $438,459 and $367,472 for the six-month periods ended June 30, 2026, and 2025, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate, and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of June 30, 2026	As of December 31, 2025
Fixed maturity securities available for sale	$4,201,037	$4,089,819
Equity securities	18,326	13,169
Mortgage loans held for investment	1,215,560	1,032,964
Real estate held for investment	3,864,979	3,850,958
Other investments	30,917	30,916
Cash and cash equivalents	62,588	36,819
Total accrued investment income	$9,393,407	$9,054,645

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of June 30, 2026	As of December 31, 2025

Aggregate fair value	$146,871,985	$155,968,266
Unpaid principal balance	144,581,000	154,484,198
Unrealized gain	2,290,985	1,484,068

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income, and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loan fees	$6,387,240	$6,709,062	$12,121,753	$11,963,152
Interest income	2,027,840	2,366,245	3,758,505	4,033,679
Secondary gains	16,895,087	20,185,222	33,309,825	37,140,165
Change in fair value of loan commitments	(365,260)	132,404	1,019,467	606,944
Change in fair value of loans held for sale	1,045,923	308,074	(558,065)	949,342
Provision for loan loss reserve	(193,297)	(215,903)	(364,293)	(398,937)
Mortgage fee income	$25,797,533	$29,485,104	$49,287,192	$54,294,345

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of June 30, 2026	As of December 31, 2025
Balance, beginning of period	$384,184	$696,626
Provision on current loan originations (1)	364,293	805,518
Additional provision (2)	-	40,000
Charge-offs, net of recaptured amounts	(337,460)	(1,157,960)
Balance, end of period	$411,017	$384,184

(1)	Included in mortgage fee income
(2)	Included in other expenses

The Company maintains reserves for estimated losses on current production volumes. For the six-month period ended June 30, 2026, $364,293 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. For the six-month period ended June 30, 2025, $398,937 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. The Company monitors market data and trends, and economic conditions (including forecasts) and uses its own experience to determine adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

4) Receivables

Receivables consist of the following:

	As of June 30, 2026	As of December 31, 2025
Contracts with customers	$7,581,046	$6,981,676
Receivables from sales agents	4,706,484	4,193,842
Insurance premiums due	1,431,040	1,275,664
Other	4,858,150	4,588,564
Total receivables	18,576,720	17,039,746
Allowance for credit losses	(1,546,298)	(1,428,672)
Net receivables	$17,030,422	$15,611,074

The Company records an allowance for credit losses for its receivables in accordance with GAAP.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Three Months Ended
Beginning balance - March 31, 2026	$1,523,072
Change in provision for credit losses (1)	72,786
Charge-offs	(49,560)
Ending balance - June 30, 2026	$1,546,298

Beginning balance - March 31, 2025	$1,632,099
Change in provision for credit losses (1)	(104,209)
Charge-offs	(36,847)
Ending balance - June 30, 2025	$1,491,043

(1)	Included in other expenses on the condensed consolidated statements of earnings

Six Months Ended
Beginning balance - December 31, 2025	$1,428,672
Change in provision for credit losses (1)	220,341
Charge-offs	(102,715)
Ending balance - June 30, 2026	$1,546,298

Beginning balance - December 31, 2024	$1,678,531
Change in provision for credit losses (1)	(88,067)
Charge-offs	(99,421)
Ending balance - June 30, 2025	$1,491,043

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2025)	$6,981,676	$-	$22,991,603
Closing (June 30, 2026)	7,581,046	-	24,611,358
Increase/(decrease)	599,370	-	1,619,755

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2024)	$7,095,589	$-	$20,168,405
Closing (December 31, 2025)	6,981,676	-	22,991,603
Increase/(decrease)	(113,913)	-	2,823,198

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three-month periods ended June 30, 2026, and 2025 was $1,327,299 and $1,164,177, respectively, and for the six-month periods ended June 30, 2026 and 2025 was $3,051,290 and $2,323,389, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

4) Receivables (Continued)

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s funeral home and cemetery contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Major goods/service lines
At-need	$5,321,687	$5,083,789	$11,167,549	$10,800,066
Pre-need	2,277,901	2,173,928	4,165,862	3,757,872
	$7,599,588	$7,257,717	$15,333,411	$14,557,938

Timing of Revenue Recognition
Goods transferred at a point in time	$5,043,304	$4,843,082	$9,902,648	$8,997,629
Services transferred at a point in time	2,556,284	2,414,635	5,430,763	5,560,309
	$7,599,588	$7,257,717	$15,333,411	$14,557,938

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

Restricted assets as of June 30, 2026, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$228,584	$104	$(1,630)	$227,058
Corporate securities including public utilities	51,207	-	(257)	50,950
Total fixed maturity securities available for sale	$279,791	$104	$(1,887)	$278,008

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$15,013,259	$3,847,895	$(410,089)	$18,451,065
Total equity securities at estimated fair value	$15,013,259	$3,847,895	$(410,089)	$18,451,065

Mortgage loans held for investment at amortized cost:
Residential construction	$777,490
Less: Allowance for credit losses	(1,498)
Total mortgage loans held for investment	$775,992

Other investments	$1,674,516

Cash and cash equivalents (1)	$12,065,713

Accrued investment income	$18,732

Total restricted assets	$33,264,026

(1)	Including cash and cash equivalents of $10,215,805 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

5) Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2026, and December 31, 2025. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At June 30, 2026
Obligations of states and political subdivisions	$-	$-	$1,630	$101,954	$1,630	$101,954
Corporate securities including public utilities	-	-	257	50,951	257	50,951
Total unrealized losses	$-	$-	$1,887	$152,905	$1,887	$152,905

At December 31, 2025
Obligations of states and political subdivisions	$-	$-	$8	$103,504	$8	$103,504
Corporate securities including public utilities	-	-	959	51,071	959	51,071
Total unrealized losses	$-	$-	$967	$154,575	$967	$154,575

Relevant holdings were comprised of three securities with fair values aggregating 98.8% of the aggregate amortized cost as of June 30, 2026. Relevant holdings were comprised of two securities with fair values aggregating 99.4% of the aggregate amortized cost as of December 31, 2025. No credit losses have been recognized for the three and six month periods ended June 30, 2026, and 2025, since the unrealized losses are primarily the result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of June 30, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$125,000	$125,104
Due in 2-5 years	-	-
Due in 5-10 years	-	-
Due in more than 10 years	154,791	152,904
Total	$279,791	$278,008

See Notes 2 and 17 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

The components of cemetery perpetual care investments and obligation as of June 30, 2026, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$118,671	$-	$(1,468)	$117,203
Total fixed maturity securities available for sale	$118,671	$-	$(1,468)	$117,203

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$5,220,548	$1,940,328	$(136,641)	$7,024,235
Total equity securities at estimated fair value	$5,220,548	$1,940,328	$(136,641)	$7,024,235

Mortgage loans held for investment at amortized cost:
Residential construction	$1,008,730
Less: Allowance for credit losses	(2,017)
Total mortgage loans held for investment	$1,006,713

Other investments	$1,333,656

Cash and cash equivalents	$981,088

Accrued investment income	$7,755

Total cemetery perpetual care trust investments	$10,470,650

Cemetery perpetual care obligation	$(6,086,723)

Trust investments in excess of trust obligations	$4,383,927

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

June 30, 2026 (Unaudited)

6) Cemetery Perpetual Care Trust Investments and Obligation (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of June 30, 2026, and December 31, 2025. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
June 30, 2026
Obligations of states and political subdivisions	$-	$-	$1,468	$117,203	$1,468	$117,203
Totals	$-	$-	$1,468	$117,203	$1,468	$117,203

December 31, 2025
Obligations of states and political subdivisions	$-	$-	$2,991	$118,432	$2,991	$118,432
Totals	$-	$-	$2,991	$118,432	$2,991	$118,432

Relevant holdings were comprised of two securities with fair values aggregating 98.8% of the aggregate amortized cost as of June 30, 2026. Relevant holdings were comprised of two securities with fair values aggregating 97.5% of aggregate amortized cost as of December 31, 2025. No credit losses have been recognized for the three and six month periods ended June 30, 2026, and 2025, since the unrealized losses are primarily the result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of June 30, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$-	$-
Due in 2-5 years	68,233	66,839
Due in 5-10 years	50,438	50,364
Due in more than 10 years	-	-
Total	$118,671	$117,203

See Notes 2 and 17 for additional information regarding cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

The following table presents the MSR activity:

	As of June 30, 2026	As of December 31, 2025
Amortized cost:
Balance before valuation allowance at beginning of year	$2,528,459	$2,939,878
MSR additions resulting from loan sales (1)	152,234	151,056
Amortization (2)	(233,588)	(562,475)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRswith other than temporary impairment	-	-
Balance before valuation allowance at end of period	$2,447,105	$2,528,459

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$2,447,105	$2,528,459

Estimated fair value of MSRs at end of period	$4,146,075	$4,035,635

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

7) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its June 30, 2026, valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2026	232,241
2027	223,082
2028	207,530
2029	187,850
2030	170,162
Thereafter	1,426,240
Total	$2,447,105

The Company collected the following contractual service fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual service fees	$223,749	$222,900	$445,816	$455,001
Late fees	17,375	12,231	34,681	31,848
Total	$241,124	$235,131	$480,497	$486,849

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of June 30, 2026	As of December 31, 2025
Servicing UPB	$357,613,906	$361,632,543

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
June 30, 2026	11.75	7.88	11.68
December 31, 2025	12.27	7.44	11.92

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

(8) Deferred Policy and Pre-need Contract Acquisition Costs, Value of Business Acquired, and Unearned Premium Reserve

Refer to Note 1 regarding the adoption of ASU 2018-12.

Deferred Policy and Pre-need Contract Acquisition Costs (“DAC”)

The following tables show a roll forward for the lines of business that contain DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Pre-need Contracts	Total
Balance at December 31, 2025	$127,639,286	$571,370	$3,430,518	$-	$4,337,629	$135,978,803
Deferrals	9,001,384	62,910	-	-	607,942	9,672,236
Amortization	(4,963,505)	(59,996)	(148,274)	-	(511,777)	(5,683,552)
Balance at June 30, 2026	$131,677,165	$574,284	$3,282,244	$-	$4,433,794	$139,967,487

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Pre-need Contracts	Total
Balance at December 31, 2024	$118,803,677	$535,836	$3,754,867	$466	$4,125,061	$127,219,907
Deferrals	10,207,141	91,482	-	-	254,754	10,553,377
Amortization	(4,855,911)	(66,913)	(167,561)	(466)	(327,377)	(5,418,228)
Balance at June 30, 2025	$124,154,907	$560,405	$3,587,306	$-	$4,052,438	$132,355,056

Value of Business Acquired (“VOBA”)

The following tables show a roll forward for the lines of business that contain VOBA balances, along with a reconciliation to the Company’s total VOBA balance:

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Total
Balance at December 31, 2025	$6,968,331	$-	$124,932	$15,923	$7,109,186
Deferrals	-	-	-	-	-
Amortization	(203,735)	-	(28,884)	(1,043)	(233,662)
Balance at June 30, 2026	$6,764,596	$-	$96,048	$14,880	$6,875,524

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Total
Balance at December 31, 2024	$7,397,519	$-	$186,632	$18,370	$7,602,521
Deferrals	-	-	-	-	-
Amortization	(219,165)	-	(31,862)	(1,251)	(252,278)
Balance at June 30, 2025	$7,178,354	$-	$154,770	$17,119	$7,350,243

Unearned Premium Reserve

The balance and the changes in Unearned Premium Reserve are as follows:

	Six Months Ended June 30,
	2026	2025
	Universal Life	Universal Life
Balance, beginning of period	$1,824,796	$2,013,245
Deferrals	-	-
Amortization (1)	(86,389)	(97,037)
Unearned premium reserve, end of period	$1,738,407	$1,916,208

(1)	Included in premiums and other considerations on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by proximity to rate lock expiration, purpose for the loan (purchase or refinance), product type and the application approval status. The Company has developed fallout estimates using historical data that consider all the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the loan commitments and are updated periodically to reflect the most current data.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

9) Derivative Instruments (Continued)

The following table shows the fair value and notional amounts of derivative instruments:

		June 30, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$152,197,366	$2,588,911	$89,307	$132,887,592	$1,700,742	$220,605
Total		$152,197,366	$2,588,911	$89,307	$132,887,592	$1,700,742	$220,605

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Classification	2026	2025	2026	2025
Loan commitments	Mortgage fee income	$(365,260)	$132,404	$1,019,467	$606,944

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

	June 30, 2026	December 31, 2025
Traditional and limited-payment life	$576,213,332	$581,389,399
Deferred profit liability - traditional and limited-payment life	211,420,629	205,802,774
Payout annuities	91,209	95,436
Accident and health	495,742	505,208
Other policyholder funds	4,463,995	4,514,783
Reported but unpaid claims	2,306,231	3,299,899
Incurred but not reported claims	4,081,502	4,099,447

Gross future policy benefits and unpaid claims	$799,072,640	$799,706,946

Receivable from reinsurers

Traditional and limited-payment life	8,997,782	9,186,983
Deferred profit liability - traditional and limited-payment life	963,513	985,258
Accident and health	70,173	70,173
Reported but unpaid claims	63,751	131,712
Incurred but not reported claims	6,000	6,000

Total receivable from reinsurers	10,101,219	10,380,126

Net future policy benefits and unpaid claims	$788,971,421	$789,326,820

Net unpaid claims	$6,317,982	$7,261,634

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

Traditional and Limited-Payment Life

The following table summarizes the balance of and changes in the liability for future policy benefits for traditional and limited-payment life:

	Six Months Ended June 30,
	2026	2025
Present Value of Expected Net Premiums:
Balance, beginning of year	$250,450,302	$252,828,339
Beginning balance at original discount rate	250,331,770	258,790,212
Effect of changes in cash flow assumptions	-	-
Effect of actual variances from expected experience (1)	(9,125,505)	(8,850,587)
Adjusted beginning of year balance	241,206,265	249,939,625
Issuances	24,679,101	26,216,812
Interest accrual	5,864,428	6,164,310
Net premiums collected (2)	(25,194,587)	(25,990,691)
Ending balance at original discount rate	246,555,207	256,330,056
Effect of changes in discount rate assumptions	(4,092,345)	(1,782,680)
Balance, end of period	$242,462,862	$254,547,376

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$831,839,700	$800,812,826
Beginning balance at original discount rate	867,177,517	858,516,933
Effect of changes in cash flow assumptions	-	-
Effect of actual variances from expected experience (1)	(6,967,515)	(6,646,425)
Adjusted beginning of year balance	860,210,002	851,870,508
Issuances	24,609,755	26,382,636
Interest accrual	20,776,434	20,629,718
Benefit payments	(34,467,584)	(34,214,879)
Ending balance at original discount rate	871,128,607	864,667,983
Effect of changes in discount rate assumptions	(52,452,413)	(43,363,232)
Balance, end of period	$818,676,194	$821,304,751

Net liability for future policy benefits, pre-flooring	$576,205,399	$566,700,902
Flooring impact, end of period	7,933	56,473
Net liability for future policy benefits, post-flooring	576,213,332	566,757,375
Less: Receivable from reinsurers	8,997,782	9,217,915
Net liability for future policy benefits, after reinsurance	$567,215,550	$557,539,460

(1)	For the three and six months ended June 30, 2026, and 2025, the net effect of actual variances from expected experience was primarily due to lapses. Actual mortality and surrenders were close to expected.
(2)	Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

The following table summarizes the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for traditional and limited-payment life:

	Six Months Ended June 30,
	2026	2025
Undiscounted expected future benefit payments	$1,930,940,323	$1,933,878,976
Discounted expected future benefit payments (at original discount rate)	871,128,607	864,667,984
Discounted expected future benefit payments (at current discount rate)	818,676,194	821,304,751

Undiscounted expected future gross premiums	$806,178,110	$832,796,284
Discounted expected future gross premiums (at original discount rate)	540,083,057	556,610,277
Discounted expected future gross premiums (at current discount rate)	531,118,711	552,739,259

The following table summarizes the amount of gross premiums and interest accretion recognized in insurance premiums and other considerations and policyholder benefits and claims, respectively, in the condensed consolidated statements of earnings for traditional and limited-payment life:

	Six Months Ended June 30,
	2026	2025
Gross premiums	$57,326,570	$59,480,517
Interest accretion	$14,912,006	$14,465,409

The following table summarizes the weighted-average interest rates for traditional and limited-payment life:

	As of June 30,
	2026	2025
Interest accretion rate	4.90%	4.90%
Current discount rate	5.60%	5.50%

The following table summarizes the weighted-average duration of the liability for traditional and limited-payment life:

	As of June 30,
	2026	2025
Duration of the liability in years (at original discount rate)	15	15
Duration of the liability in years (at current discount rate)	13	14

Adverse Development

For the three and six months ended June 30, 2026 and 2025, respectively, there were no material impacts to net earnings for traditional and limited-payment life, where net premiums exceeded gross premiums for certain issue-year cohorts.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

Deferred Profit Liability

The following table summarizes the balances of and changes in deferred profit liability for traditional and limited-payment life:

	Six Months Ended June 30,
	2026	2025
Balance, beginning of year	$205,802,774	$192,278,993
Effect of actual variances from expected experience (1)	(1,663,002)	(2,328,599)
Adjusted balance, beginning of period	204,139,772	189,950,394
Profits deferred	32,131,982	33,489,827
Interest accrual	5,143,805	4,829,075
Amortization	(29,994,930)	(29,412,087)
Other adjustments	-	-
Balance, end of period	211,420,629	198,857,209
Less: Receivable from reinsurers	963,513	1,001,393
Deferred profit liability, net of reinsurance	$210,457,116	$197,855,816

(1)	For the three and six months ended June 30, 2026, and 2025, the net effect of actual variances from expected experience was primarily due to lapses. Actual mortality and surrenders were close to expected.

Unpaid Claims

The following table provides a roll forward of the Company’s liability for reported but unpaid claims and incurred but not reported claims, net of the related receivable from reinsurers.

	Life		Annuities		Accident and Health		Total
Balance at December 31, 2025	$6,941,791		$302,843		$17,000		$7,261,634
Incurred	30,576,460	(1)	6,369,120	(2)	71,625	(3)	37,017,205
Settled	(31,556,777)		(6,332,455)		(71,625)		(37,960,857)
Balance at June 30, 2026	$5,961,474		$339,508		$17,000		$6,317,982

	Life		Annuities		Accident and Health		Total
Balance at December 31, 2024	$6,363,243		$255,480		$17,000		$6,635,723
Incurred	31,067,103	(1)	6,696,820	(2)	661	(3)	37,764,584
Settled	(30,729,487)		(6,711,229)		(661)		(37,441,377)
Balance at June 30, 2025	$6,700,859		$241,071		$17,000		$6,958,930

(1)	Included in policyholder benefits and claims on the condensed consolidated statements of earnings
(2)	Released from policyholder account balances
(3)	Included in policyholder benefits and claims on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

11) Policyholder Account Balances

The Company establishes liabilities for policyholder account balances, which are generally equal to the account value, and which include interest credited.

The following table provides a reconciliation of policyholder account balances and the related receivable from reinsurers to the condensed consolidated balance sheets.

	June 30, 2026	December 31, 2025
Policyholder account balances - fixed annuities	$102,529,346	$104,233,454
Deferred profit liability - fixed annuities	506,582	546,802
Policyholder account balances - universal life	34,990,504	35,825,494

Gross policyholder account balances	$138,026,432	$140,605,750

Receivable from reinsurers

Policyholder account balances - fixed annuities	2,725,873	3,275,247

Total receivable from reinsurers	2,725,873	3,275,247

Net policyholder account balances	$135,300,559	$137,330,503

The following table summarizes the balances and changes in policyholder account balances for the lines of business indicated:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Universal Life	Fixed Annuities	Universal Life	Fixed Annuities
Balance, beginning of year	$35,825,494	$104,233,454	$37,091,230	$105,088,621
Deposits	656,762	4,517,967	684,549	5,546,355
Interest credited	891,634	1,518,387	836,413	1,531,110
Policy charges (1)	(1,181,073)	(7,700)	(1,140,891)	(3,868)
Surrenders, withdrawals and benefit payments	(1,202,313)	(7,732,762)	(1,095,280)	(7,326,469)
Balance, end of period	34,990,504	102,529,346	36,376,021	104,835,749
Less: Receivable from reinsurers	-	2,725,873	-	3,473,439
Policyholder account balances, net of reinsurance	$34,990,504	$99,803,473	$36,376,021	$101,362,310

Weighted-average crediting rate	4.16%	3.03%	4.16%	3.03%
Net amount at risk (2)	128,734,920	N/A	135,397,796	N/A
Cash surrender value	34,990,504	102,046,772	36,376,021	104,473,330

(1)	Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance. Included in premiums and other considerations on the consolidated statements of earnings.
(2)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

11) Policyholder Account Balances (Continued)

The following table summarizes the balances of and changes in deferred profit liability for fixed annuities:

	Six Months Ended June 30,
	2026	2025
Balance, beginning of year	$546,802	$627,465
Effect of actual variances from expected experience	-	-
Adjusted balance, beginning of period	546,802	627,465
Profits deferred	-	-
Interest accrual	-	-
Amortization	(40,220)	(41,149)
Other adjustments	-	-
Balance, end of period	506,582	586,316
Less: Receivable from reinsurers	-	-
Deferred profit liability, net of reinsurance	$506,582	$586,316

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums for the lines of business indicated are as follows:

	June 30, 2026
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1-50 bps above guaranteed minimum	51-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Universal Life
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	-	-	-	-	-
2.00% - 2.99%	-	-	-	-	-
3:00% - 4.00%	24,733,263	-	1,541,406	-	26,274,669
Greater than 4.00%	4,249,139	4,466,696	-	-	8,715,835
Total	$28,982,402	$4,466,696	$1,541,406	$-	$34,990,504

Fixed Annuities
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	10,546,598	9,548,635	-	-	20,095,233
2.00% - 2.99%	6,737,506	-	334,302	4,818,977	11,890,785
3:00% - 4.00%	46,550,291	10,291,146	90,975	425,284	57,357,696
Greater than 4.00%	12,832,101	-	353,531	-	13,185,632
Total	$76,666,496	$19,839,781	$778,808	$5,244,261	$102,529,346

	June 30, 2025
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1-50 bps above guaranteed minimum	51-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Universal Life
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	-	-	-	-	-
2.00% - 2.99%	-	-	-	-	-
3:00% - 4.00%	25,686,478	-	1,526,169	-	27,212,647
Greater than 4.00%	4,481,400	4,681,974	-	-	9,163,374
Total	$30,167,878	$4,681,974	$1,526,169	$-	$36,376,021

Fixed Annuities
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	11,531,923	10,835,181	-	-	22,367,104
2.00% - 2.99%	4,783,024	-	333,277	4,984,265	10,100,566
3:00% - 4.00%	48,154,943	10,560,036	37,929	454,076	59,206,984
Greater than 4.00%	12,807,491	-	353,604	-	13,161,095
Total	$77,277,381	$21,395,217	$724,810	$5,438,341	$104,835,749

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

13) Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. OBBBA did not have a material impact on the Company’s estimated effective tax rate for 2025 and is not anticipated to have a material impact on the effective tax rate for 2026.

The Company’s overall effective tax rate for the three-month periods ended June 30, 2026 and 2025 was 23.0% and 22.1%, respectively, which resulted in a provision for income taxes of $2,677,012 and $2,367,914, respectively, and for the six-month periods ended June 30, 2026 and 2025 was 22.8% and 22.1%, respectively, which resulted in a provision for income taxes of $4,727,904 and $4,204,512, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The increase in the effective tax rate when compared to the prior year was primarily due to certain permanent tax adjustments that are higher when compared to the prior year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

14) Equity

Capital Stock

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2025 (1)	23,551,670	3,767,672

Exercise of stock options	25,434	21,596
Vesting of restricted stock units	6,706	-
Conversion of Class C to Class A	138	(138)

Outstanding shares at June 30, 2026 (1)	23,583,948	3,789,130

Outstanding shares at December 31, 2024 (1)	23,444,604	3,673,109

Exercise of stock options	66,273	95,337
Vesting of restricted stock units	3,547	-
Conversion of Class C to Class A	395	(395)

Outstanding shares at June 30, 2025 (1)	23,514,819	3,768,051

(1)	Adjusted retroactively for the effect of annual stock dividends

The Company’s Board of Directors declared a 5% stock dividend on June 27, 2026, to shareholders of record as of July 10, 2026, which was issued on July 17, 2026. All share and per-share amounts presented herein have been retroactively adjusted to reflect the stock dividend.

Accumulated Other Comprehensive Income (Loss)

Refer to Note 1 regarding the adoption of ASU 2018-12.

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Unrealized gains (losses) on fixed maturity securities available for sale	$(314,801)	$2,721,438	$(4,482,485)	$6,710,220
Amounts reclassified into net earnings	(159,026)	50,796	(307,652)	(76,729)
Net unrealized gains (losses) before taxes	(473,827)	2,772,234	(4,790,137)	6,633,491
Tax (expense) benefit	101,297	(581,839)	1,010,277	(1,393,520)
Net	(372,530)	2,190,395	(3,779,860)	5,239,971
Unrealized gains (losses) on restricted assets (1)	896	(4,819)	(2,361)	(532)
Tax (expense) benefit	(223)	1,200	588	132
Net	673	(3,619)	(1,773)	(400)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	85	(1,150)	366	1,665
Tax (expense) benefit	(21)	287	(91)	(415)
Net	64	(863)	275	1,250
Interest rate remeasurement of future policy benefits	(1,632,362)	(2,038,836)	12,903,719	(10,161,681)
Tax (expense) benefit	342,797	428,155	(2,709,780)	2,133,955
Net	(1,289,565)	(1,610,681)	10,193,939	(8,027,726)
Other comprehensive income (loss) changes	$(1,661,358)	$575,232	$6,412,581	$(2,786,905)

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

14) Equity (Continued)

The following table presents the accumulated balances of other comprehensive income (loss) as of June 30, 2026:

	Beginning Balance December 31, 2025	Change for the period	Ending Balance June 30, 2026
Unrealized gains (losses) on fixed maturity securities available for sale	$752,551	$(3,779,860)	$(3,027,309)
Unrealized gains (losses) on restricted assets (1)	669	(1,773)	(1,104)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(1,613)	275	(1,338)
Interest rate remeasurement of future policy benefits	28,010,516	10,193,939	38,204,455
Other comprehensive income	$28,762,123	$6,412,581	$35,174,704

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2025:

	Beginning Balance December 31, 2024	Change for the period	Ending Balance December 31, 2025
Unrealized gains (losses) on fixed maturity securities available for sale	$(7,147,384)	$7,899,935	$752,551
Unrealized gains (losses) on restricted assets (1)	(4,126)	4,795	669
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(5,225)	3,612	(1,613)
Interest rate remeasurement of future policy benefits	40,876,364	$(12,865,848)	28,010,516
Other comprehensive income (loss)	$33,719,629	$(4,957,506)	$28,762,123

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

15) Earnings Per Share

Earnings per share have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net earnings	$8,981,697	$8,370,755	$15,983,123	$14,784,490
Denominator:
Basic weighted-average shares outstanding	26,040,005	26,007,334	26,049,116	25,973,466
Effect of dilutive securities:
Employee stock options	851,949	799,533	789,127	933,970
Unvested restricted stock units	735	-	405	-
Diluted weighted-average shares outstanding	26,892,689	26,806,867	26,838,648	26,907,436
Basic net earnings per share	$0.34	$0.32	$0.61	$0.57
Diluted net earnings per share	$0.33	$0.31	$0.60	$0.55

For the six-month periods ended June 30, 2026, and 2025, there were 423,146 and 416,539 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share are the same for each class of common stock.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Three Months Ended June 30, 2026
	Life	Funeral Home/
	Insurance	Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$28,704,662	$7,599,588	$25,797,533	$62,101,783
Net investment income	15,692,590	540,965	195,346	16,428,901
Gains (losses) on investments and other assets	3,047,602	1,533,457	(736)	4,580,323
Other revenues	392,765	154,243	268,033	815,041
Intersegment revenues	1,679,529	84,767	66,745	1,831,041
Total segment revenues	49,517,148	9,913,020	26,326,921	85,757,089

Elimination of intersegment revenues				(1,831,041)
Total consolidated revenues				83,926,048

Less:
Policyholder benefits and claims	24,317,248	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,716,063	221,833	-
Selling, general and administrative expenses:
Commissions	324,242	478,614	9,514,070
Personnel	8,666,571	2,939,810	8,899,596
Advertising	143,580	140,932	445,833
Rent and rent related	99,164	36,052	651,190
Depreciation on property and equipment	209,664	250,390	127,431
Cost related to funding mortgage loans	-	-	1,610,111
Data processing and IT related (1)	366,891	99,532	1,036,588
Premium taxes on insurance premiums and other considerations (1)	692,730	-	-
Other segment items (1)(2)	2,388,214	1,448,790	2,159,975
Intersegment expenses (3)	151,513	77,266	1,602,262
Interest expense	894,049	1,751	208,749
Costs of goods and services sold-mortuaries and cemeteries	-	1,177,676	-
Income tax expense	1,900,118	752,166	24,728
Segment net earnings	6,647,101	2,288,208	46,388	8,981,697

Net earnings				$8,981,697

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:
Life Insurance - bad debt, insurance expenses, professional service expenses, state insurance department fees, amortization of intangible assets, and certain overhead expenses.
Funeral Home/Cemetery - bad debt, insurance expenses, professional service expenses, maintenance and utility expenses, property taxes, amortization of intangible assets, and certain overhead expenses.
Mortgage - bad debt, insurance expenses, professional service expenses, business license and registration fees, dues and subscriptions, amortization expense of mortgage servicing rights, and certain overhead expenses.
(3)	For each reportable segment, intersegment expenses includes:
Life Insurance - mortgage servicing fees and interest expense.
Funeral Home/Cemetery - rent expense, data processing and IT related expenses, and interest expense.
Mortgage - rent expense and interest expense.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Three Months Ended June 30, 2025
	Life	Funeral Home/
	Insurance	Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$30,185,854	$7,257,717	$29,485,104	$66,928,675
Net investment income	19,999,873	465,425	115,690	20,580,988
Gains (losses) on investments and other assets	873,261	271,176	(1,730)	1,142,707
Other revenues	465,668	146,243	276,868	888,779
Intersegment revenues	1,828,343	84,767	74,557	1,987,667
Total segment revenues	53,352,999	8,225,328	29,950,489	91,528,816

Elimination of intersegment revenues				(1,987,667)
Total consolidated revenues				89,541,149

Less:
Policyholder benefits and claims	25,515,540	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,720,095	153,412	-
Selling, general and administrative expenses:
Commissions	1,076,858	580,026	11,808,454
Personnel	8,397,298	2,673,778	11,100,269
Advertising	126,294	142,609	671,545
Rent and rent related	78,960	35,956	822,223
Depreciation on property and equipment	219,873	223,184	155,961
Cost related to funding mortgage loans	-	-	1,891,789
Data processing and IT related (1)	312,143	74,406	899,009
Premium taxes on insurance premiums and other considerations (1)	734,203	-	-
Other segment items (1)(2)	2,402,646	1,303,824	2,229,404
Intersegment expenses (3)	159,256	84,485	1,743,926
Interest expense	993,830	147	299,461
Costs of goods and services sold-mortuaries and cemeteries	-	1,159,283	-
Income tax expense (benefit)	2,348,731	429,866	(410,683)
Segment net earnings (loss)	8,267,272	1,364,352	(1,260,869)	8,370,755

Net earnings				$8,370,755

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:
Life Insurance - bad debt, insurance expenses, professional service expenses, state insurance department fees, amortization of intangible assets, and certain overhead expenses.
Funeral Home/Cemetery - bad debt, insurance expenses, professional service expenses, maintenance and utility expenses, property taxes, amortization of intangible assets, and certain overhead expenses.
Mortgage - bad debt, insurance expenses, professional service expenses, business license and registration fees, dues and subscriptions, amortization expense of mortgage servicing rights, and certain overhead expenses.
(3)	For each reportable segment, intersegment expenses includes:
Life Insurance - mortgage servicing fees and interest expense.
Funeral Home/Cemetery - rent expense, data processing and IT related expenses, and interest expense.
Mortgage - rent expense and interest expense.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Six Months Ended June 30, 2026
	Life	Funeral Home
	Insurance	and Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$57,559,916	$15,333,411	$49,287,192	$122,180,519
Net investment income	33,409,867	1,193,496	326,886	34,930,249
Gains on investments and other assets	3,430,116	1,459,129	41,826	4,931,071
Other revenues	767,817	314,885	530,287	1,612,989
Intersegment revenues	3,202,675	168,603	139,051	3,510,329
Total segment revenues	98,370,391	18,469,524	50,325,242	167,165,157

Elimination of intersegment revenues				(3,510,329)
Total consolidated revenues				163,654,828

Less:
Policyholder benefits and claims	48,856,645	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,405,437	511,777	-
Selling, general and administrative expenses:
Commissions	797,068	716,823	17,596,895
Personnel	17,405,428	5,672,880	18,029,305
Advertising	234,484	242,869	990,055
Rent and rent related	193,539	73,955	1,341,189
Depreciation on property and equipment	423,223	491,616	252,736
Cost related to funding mortgage loans	-	-	3,284,088
Data processing and IT related (1)	721,710	188,199	2,067,857
Premium taxes on insurance premiums and other considerations (1)	1,352,345	-	-
Other segment items (1)(2)	4,737,527	2,810,840	4,033,438
Intersegment expenses (3)	307,654	157,355	3,045,320
Interest expense	1,786,826	2,459	311,463
Costs of goods and services sold-mortuaries and cemeteries	-	2,411,125	-
Income tax expense (benefit)	3,563,406	1,270,863	(106,365)
Segment net earnings (loss)	12,585,099	3,918,763	(520,739)	15,983,123

Net earnings				$15,983,123

Segment assets	$1,423,062,141	$110,989,273	$96,186,799	$1,630,238,213

Elimination of intersegment assets				(20,923,245)
Total consolidated assets				$1,609,314,968

Expenditures for long-lived assets	$45,649,313	$435,969	$47,766	$46,133,048

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:
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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Six Months Ended June 30, 2025
	Life	Funeral Home
	Insurance	and Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$59,965,379	$14,557,938	$54,294,345	$128,817,662
Net investment income	38,630,818	886,678	266,116	39,783,612
Gains on investments and other assets	1,163,795	481,146	83,787	1,728,728
Other revenues	1,051,266	334,093	565,511	1,950,870
Intersegment revenues	3,148,266	168,603	196,425	3,513,294
Total segment revenues	103,959,524	16,428,458	55,406,184	175,794,166

Elimination of intersegment revenues				(3,513,294)
Total consolidated revenues				172,280,872

Less:
Policyholder benefits and claims	50,970,714	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,343,129	327,377	-
Selling, general and administrative expenses:
Commissions	1,939,201	788,446	21,176,072
Personnel	16,923,486	5,211,804	22,218,463
Advertising	226,270	294,218	1,243,905
Rent and rent related	178,750	73,994	1,673,006
Depreciation on property and equipment	462,685	435,545	315,923
Cost related to funding mortgage loans	-	-	3,307,041
Data processing and IT related (1)	547,931	144,932	1,777,119
Premium taxes on insurance premiums and other considerations (1)	1,452,274	-	-
Other segment items (1)(2)	5,027,184	2,535,034	3,871,848
Intersegment expenses (3)	364,814	171,926	2,976,554
Interest expense	1,900,277	310	512,379
Costs of goods and services sold-mortuaries and cemeteries	-	2,412,553	-
Income tax expense (benefit)	4,133,938	964,710	(894,136)
Segment net earnings (loss)	14,488,871	3,067,609	(2,771,990)	14,784,490

Net earnings				$14,784,490

Segment assets	$1,392,400,255	$101,407,961	$86,674,977	$1,580,483,193

Elimination of intersegment assets				(26,857,765)
Total consolidated assets				$1,553,625,428

Expenditures for long-lived assets	$38,588,008	$535,256	$253,231	$39,376,495

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses includes various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:
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

June 30, 2026 (Unaudited)

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

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of June 30, 2026:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$380,428,850	$-	$379,854,776	$574,074
Equity securities	20,782,573	20,782,573	-	-
Loans held for sale	146,871,985	-	-	146,871,985
Restricted assets (1)	278,008	-	278,008	-
Restricted assets (2)	18,451,065	18,451,065	-	-
Cemetery perpetual care trust investments (1)	117,203	-	117,203	-
Cemetery perpetual care trust investments (2)	7,024,235	7,024,235	-	-
Derivatives - loan commitments (3)	2,588,911	-	-	2,588,911
Total assets accounted for at fair value on a recurring basis	$576,542,830	$46,257,873	$380,249,987	$150,034,970

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(89,307)	-	-	(89,307)
Total liabilities accounted for at fair value on a recurring basis	$(89,307)	$-	$-	$(89,307)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

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
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Range of Inputs
	Fair Value at	Valuation	Unobservable	Minimum	Maximum	Weighted
	June 30, 2026	Technique	Input(s)	Value	Value	Average
Loans held for sale	$146,871,985	Market approach	Investor contract pricing as a percentage of unpaid principal balance	87.0%	109.0%	102.0%
Derivatives - loan commitments (net)	2,499,604	Market approach	Pull-through rate	64.0%	100.0%	92.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	226 bps	43 bps
Fixed maturity securities available for sale	574,074	Broker quotes	Pricing quotes	$100.00	$100.00	$100.00

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three-month period ended June 30, 2026:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - March 31, 2026	$2,864,864		$137,607,689		$574,643
Originations and purchases	-		547,528,180		-
Sales, maturities and paydowns	-		(550,161,814)
Total gains (losses):
Included in earnings	(365,260	)(1)	11,897,930	(1)	-	(2)
Included in other comprehensive income	-		-		(569)
Balance - June 30, 2026	$2,499,604		$146,871,985		$574,074

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three-month period ended June 30, 2025:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - March 31, 2025	$2,787,750		$139,834,226	$1,150,304
Originations and purchases	-		616,896,709	-
Sales, maturities and paydowns	-		(603,595,597)	-
Transfer to mortgagte loans held for investment			(828,063)
Loans held for sale foreclosed into real estate held for sale			(380,000)
Total gains (losses):
Included in earnings	132,404	(1)	13,948,844 (1)	-	(2)
Included in other comprehensive income	-		-	(566)
Balance - June 30, 2025	$2,920,154		$165,876,119	$1,149,738

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six-month period ended June 30, 2026:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2025	$1,480,137		$155,968,266		$574,643
Originations and purchases	-		1,036,088,480		-
Sales, maturities and paydowns	-		(1,066,874,319)		-
Total gains (losses):
Included in earnings	1,019,467	(1)	21,689,558	(1)	-	(2)
Included in other comprehensive income	-		-		(569)
Balance - June 30, 2026	$2,499,604		$146,871,985		$574,074

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the six-month period ended June 30, 2025:

	Net Loan Commitments		Loans Held for Sale	Fixed Maturity Securities Available for Sale
Balance - December 31, 2024	$2,313,210		$131,181,148	$1,149,926
Originations and purchases	-		1,134,783,086	-
Sales, maturities and paydowns	-		(1,124,978,173)	-
Transfer to mortgage loans held for investment			(828,063)
Loans held for sale foreclosed into real estate held for sale			(380,000)
Total gains (losses):
Included in earnings	606,944	(1)	26,098,121 (1)	-	(2)
Included in other comprehensive income	-		-	(188)
Balance - June 30, 2025	$2,920,154		$165,876,119	$1,149,738

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2026, or as of June 30, 2025.

Fair Value of Financial Instruments Carried at Other Than Fair Value

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of June 30, 2026, and December 31, 2025.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2026:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$83,478,108	$-	$-	$85,079,523	$85,079,523
Residential construction	140,177,507	-	-	140,177,507	140,177,507
Commercial	67,029,573	-	-	68,386,002	68,386,002
Mortgage loans held for investment, net	$290,685,188	$-	$-	$293,643,032	$293,643,032
Policy loans (1)	14,616,118	-	-	14,616,118	14,616,118
Insurance assignments, net (1)	42,533,215	-	-	42,533,215	42,533,215
Restricted assets (2)	775,992	-	-	775,992	775,992
Cemetery perpetual care trust investments (2)	1,006,713	-	-	1,006,713	1,006,713
Mortgage servicing rights, net	2,447,105	-	-	4,146,075	4,146,075

Liabilities
Bank and other loans payable	$(122,230,135)	$-	$-	$(110,534,559)	$(110,534,559)
Policyholder account balances - universal life	(34,990,504)	-	-	(35,015,185)	(35,015,185)
Policyholder account balances - fixed annuities	(103,035,928)	-	-	(137,195,977)	(137,195,977)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

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

June 30, 2026 (Unaudited)

17) Fair Value of Financial Instrument (Continued)

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

18) Stock Compensation Plans

The Company has three active equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan” or “the Plans”).

Stock Options

Stock based compensation expense for stock options issued of $450,299 and $310,430 has been recognized for these Plans for the three-month periods ended June 30, 2026, and 2025, respectively, and $913,999 and $609,703 has been recognized for these Plans for the six-month periods ended June 30, 2026, and 2025, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of June 30, 2026, the total unrecognized compensation expense related to the options issued was $783,164 which is expected to be recognized over the remaining vesting period.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

18) Stock Compensation Plans (Continued)

The activity of the Plans during the six-month period ended June 30, 2026, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at December 31, 2025	760,838	$6.50	2,366,291	$7.16
Adjustment for the effect of stock dividends	36,267		116,778
Granted	7,500		-
Exercised	(36,610)		(30,750)
Cancelled	(6,598)		-
Outstanding at June 30, 2026	761,397	$6.63	2,452,319	$7.22

As of June 30, 2026:
Options exercisable	625,419	$6.30	2,115,150	$7.07

As of June 30, 2026:
Available options for future grant	1,466,152		529,417

Weighted average contractual term of options outstanding at June 30, 2026	6.49 years		6.53 years

Weighted average contractual term of options exercisable at June 30, 2026	5.89 years		6.10 years

Aggregated intrinsic value of options outstanding at June 30, 2026 (1)	$2,109,231		$5,909,686

Aggregated intrinsic value of options exercisable at June 30, 2026 (1)	$1,961,826		$5,537,788

(1)	The Company used a stock price of $9.23 as of June 30, 2026 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

18) Stock Compensation Plans (Continued)

The activity of the Plans during the six-month period ended June 30, 2025, is summarized as follows:

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six-month periods ended June 30, 2026, and 2025 were $269,074 and $1,357,776, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

18) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $7,071 and $9,949 has been recognized under these plans for the three-month periods ended June 30, 2026, and 2025, respectively, of $12,503 and $19,936 has been recognized under these plans for the six-month periods ended June 30, 2026, and 2025, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. The fair value of each RSU granted is determined by the Company’s stock price on the date of the grant. As of June 30, 2026, the total unrecognized compensation expense related to the RSUs issued was $14,123, which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the six-month period ended June 30, 2026, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	17,568	$9.33
Granted	-
Vested	(6,706)
Non-vested at June 30, 2026	10,862	$8.53

Available RSUs for future grant	489,706

Activity of the RSUs during the six-month period ended June 30, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	12,813	$12.90
Granted	-
Vested	(3,547)
Non-vested at June 30, 2025	9,266	$13.08

Available RSUs for future grant	504,187

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

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

The U.S. Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $15,000,000. The relevant agreement contemplates interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR on drawn amounts and matures on October 29, 2026. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum net income of $1 for the quarter.

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

As of June 30, 2026, SecurityNational Mortgage was in compliance with all covenants under its warehouse lines of credit. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2026 (Unaudited)

19) Commitments and Contingencies (Continued)

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company’s revolving line of credit agreement contains an annual “zero balance” covenant and quarterly segment financial statements. The Company is also subject to debt covenants under one of its real estate loans which require maintenance of a minimum consolidated operating cash flow ratio, minimum liquidity amounts, and minimum consolidated net worth value. In addition to these financial debt covenants, the Company is required to provide building specific financial statements and rent rolls for each of its real estate loans. As of June 30, 2026, the Company was in compliance with all debt covenants and required reporting.

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

The following table shows the condensed financial results of the insurance operations for the three and six month periods ended June 30, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Revenues from external customers:
Insurance premiums	$28,705	$30,186	(5)%	$57,560	$59,965	(4)%
Net investment income	15,692	20,000	(22)%	33,410	38,631	(14)%
Gains on investments and other assets	3,048	873	249%	3,430	1,164	195%
Other revenues	393	466	(16)%	768	1,051	(27)%
Intersegment revenues	1,679	1,828	(8)%	3,202	3,148	2%
Total segment revenues	$49,517	$53,353	(7)%	$98,370	$103,959	(5)%
Segment net earnings	$6,647	$8,267	(20)%	$12,585	$14,489	(13)%

Profitability for the six-month period ended June 30, 2026 decreased due to (a) a $5,221,000 decrease in net investment income, (b) a $2,405,000 decrease in insurance premiums and other considerations, (c) a $283,000 decrease in other revenues, and (d) a $62,000 increase in amortization of deferred policy acquisition costs, which were partially offset by (i) a $2,266,000 increase in gains on investments and other assets, (ii) a $2,114,000 decrease in policyholder benefits and claims, (iii) a $892,000 decrease in selling, general and administrative expenses, (iv) a $571,000 decrease in income tax expense, (v) a $113,000 decrease in interest expense, (vi) a $57,000 decrease in intersegment expenses, and (vii) a $54,000 increase in intersegment revenue.

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

The following table shows the condensed financial results of the funeral home and cemetery operations for the three and six month periods ended June 30, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$4,219	$4,093	3%	$8,366	$7,803	7%
Funeral home revenues	3,381	3,165	7%	6,967	6,755	3%
Net investment income	541	465	16%	1,193	887	34%
Gains on investments and other assets	1,533	271	466%	1,459	481	203%
Other revenues	154	146	5%	315	334	(6)%
Interesegment revenues	85	85	0%	169	169	0%
Total segment revenues	$9,913	$8,225	21%	$18,469	$16,429	12%
Segment net earnings	$2,288	$1,364	68%	$3,919	$3,068	28%

Profitability in the six-month period ended June 30, 2026 increased due to (a) a $978,000 increase in gains on investments and other assets, (b) a $408,000 increase in cemetery pre-need sales, (c) a $306,000 increase in net investment income, (d) a $212,000 increase in funeral home at-need sales, (e) a $155,000 increase in cemetery at-need sales, (f) a $14,000 decrease in intersegment expenses, and (g) a $2,000 decrease in cost of goods and services sold, which were partially offset by (i) a $715,000 increase in selling, general and administrative expenses, primarily attributable to a $461,000 increase in personnel expenses, (ii) a $306,000 increase in income tax expense, (iii) a $184,000 increase in amortization of deferred policy acquisition costs, and (iv) a $19,000 decrease in other revenues.

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

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 1.59% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

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

For the three and six month periods ended June 30, 2026, and 2025, SecurityNational Mortgage originated 3,011 loans ($1,036,088,000 total loan volume principal amount) and 3,375 loans ($1,134,783,000 total loan volume principal amount), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and six month periods ended June 30, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended June 30, (in thousands of dollars)			Six months ended June 30, (in thousands of dollars)
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$16,895	$20,185	(16)%	$33,310	$37,140	(10)%
Income from loan originations	8,222	8,859	(7)%	15,516	15,598	(1)%
Change in fair value of loans held for sale	1,046	308	240%	(558)	949	(159)%
Change in fair value of loan commitments	(365)	132	(377)%	1,019	607	68%
Net investment income	195	116	68%	327	266	23%
Gains (losses) on investments and other assets	(1)	(2)	(50)%	42	84	(50)%
Other revenues	268	277	(3)%	530	566	(6)%
Intersegment revenues	67	75	(11)%	139	196	(29)%
Total segment revenues	$26,327	$29,950	(12)%	$50,325	$55,406	(9)%
Segment net earnings (loss)	$46	$(1,261)	104%	$(521)	$(2,772)	81%

Losses for the six-month period ended June 30, 2026 decreased due to (a) a $4,189,000 decrease in personnel expenses, (b) a $3,579,000 decrease in commissions, (c) a $412,000 increase in the fair value of loan commitments, (d) a $332,000 decrease in rent and rent related expenses, (e) a $254,000 decrease in advertising expenses, (f) a $201,000 decrease in interest expense, (g) a $63,000 decrease in depreciation on property and equipment, (h) a $61,000 increase in net investment income, and (i) a $23,000 decrease in costs related to funding mortgage loans, which were partially offset by (i) a $3,830,000 decrease in secondary gains from investors, (ii) a $1,507,000 decrease in the fair value of loans held for sale, (iii) a $788,000 decrease in income tax benefit, (iv) a $291,000 increase in data processing and IT related expenses, (v) a $161,000 increase in other expenses, (vi) an $82,000 decrease in income from loan originations, (vii) a $69,000 increase in intersegment expenses, (viii) a $57,000 decrease in intersegment revenues, (ix) a $42,000 decrease in gains on investments and other assets, and (x) a $36,000 decrease in other revenues.

Consolidated Results of Operations

Three-month period ended June 30, 2026, Compared to Three-month period ended June 30, 2025

Total revenues decreased by $5,615,000, or 6.3%, to $83,926,000 for the three-month period ended June 30, 2026, from $89,541,000 for the comparable period in 2025. Contributing to this decrease in total revenues was a $4,152,000 decrease in net investment income, a $3,688,000 decrease in mortgage fee income, a $1,481,000 decrease in insurance premiums and other considerations, and a $74,000 decrease in other revenues, which were partially offset by a $3,438,000 increase in gains on investments and other assets and a $342,000 increase in net funeral home and cemetery sales.

Mortgage fee income decreased by $3,688,000, or 12.5%, to $25,797,000, for the three-month period ended June 30, 2026, from $29,485,000 for the comparable period in 2025. This decrease was primarily due to a $3,290,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market reflecting lower overall loan volume and less favorable pricing conditions, and a $638,000 decrease in income from loan originations, and a $498,000 decrease in the fair value of loan commitments, which were partially offset by a $738,000 increase in the fair value of loans held for sale.

Insurance premiums and other considerations decreased by $1,481,000, or 4.9%, to $28,705,000 for the three-month period ended June 30, 2026, from $30,186,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $1,820,000 in first year premiums because of a decrease in sales, which was partially offset by an increase of $339,000 in renewal premiums.

Net investment income decreased by $4,152,000, or 20.2%, to $16,429,000 for the three-month period ended June 30, 2026, from $20,581,000 for the comparable period in 2025. This decrease was primarily attributable to a $6,116,000 decrease in mortgage loan interest resulting from a decline in the average balance of the mortgage loan portfolio held for investment, a $260,000 decrease in insurance assignment income, a $59,000 decrease in fixed maturity securities income, a $26,000 decrease in policy loan interest, and a $14,000 decrease in equity securities income, which were partially offset by a $1,923,000 decrease in investment expenses, a $242,000 increase in interest on cash and cash equivalents, a $115,000 increase in other investment income, and a $41,000 increase in real estate income.

Net funeral home and cemetery sales increased by $342,000, or 4.7%, to $7,600,000 for the three-month period ended June 30, 2026, from $7,258,000 for the comparable period in 2025. This increase was primarily due to a $216,000 increase in funeral home at-need sales, a $104,000 increase in cemetery pre-need sales, and a $22,000 increase in cemetery at-need sales.

Gains on investments and other assets increased by $3,438,000 to $4,580,000 for the three-month period ended June 30, 2026, from $1,142,000 for the comparable period in 2025. This increase in gains on investments and other assets was primarily due to a $3,065,000 increase in gains on equity securities primarily attributable to increases in the fair value of these equity securities and a $628,000 increase in gains on real estate, which were partially offset by a $210,000 decrease in gains on fixed maturity securities and a $45,000 decrease in gains on other assets.

Other revenues decreased by $74,000, or 8.3%, to $815,000 for the three-month period ended June 30, 2026, from $889,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $74,000 in other miscellaneous revenues.

Policyholder benefits and claims decreased by $1,198,000 or 4.7%, to $24,317,000 for the three-month period ended June 30, 2026, from $25,515,000 for the comparable period in 2025. This decrease was primarily the result of a $941,000 decrease in future policy benefits and a $335,000 decrease in death benefits, which were partially offset by a $78,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $64,000, or 2.2%, to $2,938,000 for the three-month period ended June 30, 2026, from $2,874,000 for the comparable period in 2025. This increase is due to a $74,000 increase in the amortization of deferred policy and pre-need acquisition costs due to an increase in the average outstanding balance, which was partially offset by a $10,000 decrease in the amortization of value of business acquired due to no new deferrals and a decreasing average outstanding balance.

Selling, general and administrative expenses decreased by $5,231,000, or 10.9%, to $42,730,000 for the three-month period ended June 30, 2026, from $47,961,000 for the comparable period in 2025. This decrease was primarily the result of a $3,148,000 decrease in commissions, a $1,665,000 decrease in personnel expenses, a $282,000 decrease in costs related to funding mortgage loans, a $210,000 decrease in advertising expense, a $151,000 decrease in rent and rent related expenses, and a $12,000 decrease in depreciation on property and equipment, which were partially offset by a $237,000 increase in other expenses.

Interest expense decreased by $189,000, or 14.6%, to $1,105,000 for the three-month period ended June 30, 2026, from $1,293,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $98,000 in interest expense on bank loans and $91,000 in interest expense on mortgage warehouse lines of credit for loans held for sale.

Funeral home and cemetery cost of goods and services sold increased by $18,000, or 1.6%, to $1,177,000 for the three-month period ended June 30, 2026, from $1,159,000 for the comparable period in 2025. This increase was primarily due to an increase of $22,000 in pre-need sales, which was partially offset by a decrease of $4,000 in at-need sales.

Income tax expense increased by $309,000, or 13.1%, to $2,677,000 for the three-month period ended June 30, 2026, from $2,368,000 for the comparable period in 2025. This increase was primarily due to an increase in earnings before income taxes for 2026 compared to 2025. The Company’s overall effective tax rate increased from 22.1% for 2025 to 23.0% in 2026, a 0.9% increase in the effective tax rate or a 4.1% change. This increase was primarily due to certain permanent tax adjustments that are higher when compared to the prior year.

Six-month period ended June 30, 2026, Compared to Six-month period ended June 30, 2025

Total revenues decreased by $8,626,000, or 5.0%, to $163,655,000 for the six-month period ended June 30, 2026, from $172,281,000 for the comparable period in 2025. Contributing to this decrease in total revenues was a $5,007,000 decrease in mortgage fee income, a $4,853,000 decrease in net investment income, a $2,405,000 decrease in insurance premiums and other considerations, and a $338,000 decrease in other revenues, which were partially offset by a $3,202,000 increase in gains on investments and other assets and a $775,000 increase in net funeral home and cemetery sales.

Mortgage fee income decreased by $5,007,000, or 9.2%, to $49,287,000, for the six-month period ended June 30, 2026, from $54,294,000 for the comparable period in 2025. This decrease was primarily due to a $3,830,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market reflecting lower overall loan volume and less favorable pricing conditions, a $1,507,000 decrease in the fair value of loans held for sale, and an $82,000 decrease in income from loan originations, which were partially offset by a $412,000 increase in the fair value of loan commitments.

Insurance premiums and other considerations decreased by $2,405,000, or 4.0%, to $57,560,000 for the six-month period ended June 30, 2026, from $59,965,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $2,785,000 in first year premiums because of a decrease in sales, which was partially offset by an increase of $380,000 in renewal premiums.

Net investment income decreased by $4,853,000, or 12.2%, to $34,930,000 for the six-month period ended June 30, 2026, from $39,783,000 for the comparable period in 2025. This decrease was primarily attributable to a $5,806,000 decrease in mortgage loan interest resulting from a decline in the average balance of the mortgage loan portfolio held for investment, a $548,000 decrease in insurance assignment income, a $113,000 decrease in interest on cash and cash equivalents, a $29,000 decrease in policy loan interest, and an $11,000 decrease in fixed maturity securities income, which were partially offset by a $1,364,000 decrease in investment expenses, a $269,000 increase in other investment income, a $20,000 increase in real estate income, and a $1,000 increase in equity securities income.

Net funeral home and cemetery sales increased by $775,000, or 5.3%, to $15,333,000 for the six-month period ended June 30, 2026, from $14,558,000 for the comparable period in 2025. This increase was primarily due to a $408,000 increase in cemetery pre-need sales, a $212,000 increase in funeral home at-need sales, and a $155,000 increase in cemetery at-need sales.

Gains on investments and other assets increased by $3,202,000 to $4,931,000 for the six-month period ended June 30, 2026, from $1,729,000 for the comparable period in 2025. This increase in gains on investments and other assets was primarily due to a $2,639,000 increase in gains on equity securities primarily attributable to increases in the fair value of these equity securities, a $784,000 increase in gains on real estate, and a $10,000 increase in gains on other assets, which were partially offset by a $231,000 decrease in gains on fixed maturity securities.

Other revenues decreased by $338,000, or 17.3%, to $1,613,000 for the six-month period ended June 30, 2026, from $1,951,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $338,000 in other miscellaneous revenues.

Policyholder benefits and claims decreased by $2,114,000 or 4.1%, to $48,857,000 for the six-month period ended June 30, 2026, from $50,971,000 for the comparable period in 2025. This decrease was primarily the result of a $1,619,000 decrease in future policy benefits, a $491,000 decrease in death benefits, and a $4,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $247,000, or 4.4%, to $5,917,000 for the six-month period ended June 30, 2026, from $5,670,000 for the comparable period in 2025. This increase is due to a $265,000 increase in the amortization of deferred policy and pre-need acquisition costs due to an increase in the average outstanding balance, which was partially offset by an $18,000 decrease in the amortization of value of business acquired due to no new deferrals and a decreasing average outstanding balance.

Selling, general and administrative expenses decreased by $8,167,000, or 8.9%, to $83,658,000 for the six-month period ended June 30, 2026, from $91,825,000 for the comparable period in 2025. This decrease was primarily the result of a $4,793,000 decrease in commissions, a $3,246,000 decrease in personnel expenses, a $317,000 decrease in rent and rent related expenses, a $297,000 decrease in advertising expense, a $47,000 decrease in depreciation on property and equipment, and a $23,000 decrease in costs related to funding mortgage loans, which were partially offset by a $556,000 increase in other expenses.

Interest expense decreased by $312,000, or 12.9%, to $2,101,000 for the six-month period ended June 30, 2026, from $2,413,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $201,000 in interest expense on mortgage warehouse lines of credit for loans held for sale and a decrease of $111,000 in interest expense on bank loans.

Funeral home and cemetery cost of goods and services sold decreased by $1,000, or 0.1%, to $2,411,000 for the six-month period ended June 30, 2026, from $2,412,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $22,000 in at-need sales, which was partially offset by an increase of $21,000 in pre-need sales.

Income tax expense increased by $523,000, or 12.4%, to $4,728,000 for the six-month period ended June 30, 2026, from $4,205,000 for the comparable period in 2025. This increase was primarily due to an increase in earnings before income taxes for 2026 compared to 2025. The Company’s overall effective tax rate increased from 22.1% for 2025 to 22.8% in 2026, a 0.7% increase in the effective tax rate or a 3.1% change. This increase was primarily due to certain permanent tax adjustments that are higher when compared to the prior year.

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

During the six-month periods ended June 30, 2026, and 2025, the Company’s operations provided cash of approximately $36,934,000 and of approximately $1,905,000, respectively. The increase in cash provided by operations was due primarily to a decrease in originations of loans held for sale and an increase in net earnings.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $363,471,000 (at estimated fair value) and $365,986,000 (at estimated fair value) as of June 30, 2026, and December 31, 2025, respectively. This represented 40.1% and 35.2% of the total investments of the Company as of June 30, 2026, and December 31, 2025, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for the rating of bonds. As of June 30, 2026, 1.6% (or $5,966,000) and as of December 31, 2025, 1.6% (or $5,825,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of June 30, 2026, and December 31, 2025, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $555,266,000 as of June 30, 2026, as compared to $508,757,000 as of December 31, 2025. This increase was primarily due to an increase of $22,667,000 in stockholders’ equity and an increase of $23,842,000 in bank and other loans payable. Stockholders’ equity as a percentage of total capitalization was 78.0% and 80.7% as of June 30, 2026, and December 31, 2025, respectively.

Two of the Company’s three mortgage warehouse lines of credit, through Western Alliance Bank and JPMorgan Chase Bank, are scheduled to mature on August 15, 2026. The Company is currently in the process of negotiating renewals of these facilities and anticipates that both will be renewed on substantially similar terms. However, there can be no assurance that such renewals will be completed. If these facilities are not renewed, the Company may need to secure alternative funding sources for its mortgage lending operations, which could result in less favorable terms and temporarily impact loan origination volumes. See Note 19 to the condensed consolidated financial statements for additional information regarding these warehouse lines.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2025 was 7.2% as compared to a lapse rate of 7.0% for 2024. The 2026 lapse rate to date has been approximately the same as 2025.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was approximately $144,894,000 and $139,068,000 as of June 30, 2026, and December 31, 2025, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has designed these controls and procedures to ensure that information the Company is required to disclose in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Company management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The executive officers have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026, because of the material weakness in the Company’s internal control over financial reporting described below. This material weakness was also identified during the fourth quarter of 2025 and is disclosed in the Company’s Annual Report on Form 10-K along with the report of the Company’s registered public accounting firm.

The Company identified a material weakness related to information technology general controls (“ITGCs”) because the Company did not design and maintain effective ITGCs for information systems that are relevant to the preparation of the financial statements. Specifically, deficiencies were identified related to user access controls and program change management controls for financial systems. These deficiencies resulted in related control deficiencies with respect to information generated from the impacted systems and used in the performance of controls relevant to the preparation of the financial statements. The material weakness related to the ITGCs did not result in adjustments to the financial statements for the quarter ended June 30, 2026.

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness relating to its internal control over financial reporting. Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan and Status” below, there were no changes to the Company’s internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan and Status

The Company is committed to remediating its material weakness as promptly as possible. Management is in the process of implementing its remediation plan, which includes enhancing user access controls and strengthening program change management controls for the Company’s financial systems. Management will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On February 16, 2026, the Company executed a 10b5-1 agreement with a broker to repurchase shares of the Company’s Class A Common Stock. Under the terms of the agreement, the broker is permitted to repurchase up to $1,000,000 of the Company’s Class A Common Stock. Purchases commenced on March 16, 2026. The agreement is subject to the daily time, price, and volume conditions of Rule 10b-18. On June 16, 2026 the Company terminated the 10b5-1 share repurchase plan because the authorized repurchase limit of 1,000,000 shares had been reached.

The following table shows the Company’s repurchase activity during the three-month period ended June 30, 2026, under the 10b5-1 agreement.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share (1)	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program (2)
4/1/2026-4/30/2026	12,030	$9.48	-	37,342
5/1/2026-5/31/2026	28,102	9.41	-	9,240
6/1/2026-6/30/2026	10,441	9.43	-	(1,201)
Total	50,573	$9.43	-	(1,201)

(1)	Includes fees and commissions paid on stock repurchases.
(2)	In September 2018, the Board of Directors of the Company approved a Stock Repurchase Plan that authorized the repurchase of 300,000 shares of the Company’s Class A Common Stock in the open market. The Company amended the Stock Repurchase Plan on December 4, 2020. The amendment authorized the repurchase of a total of 1,000,000 shares of the Company’s Class A Common Stock in the open market. Any repurchased shares of Class A common stock are to be held as treasury shares to be used as the Company’s employer matching contribution to the Employee 401(k) Retirement Savings Plan and for shares held in the Deferred Compensation Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended June 30, 2026.

Item 6.	Exhibits.

(a)(1)	Financial Statements

See “Table of Contents – Part I – Financial Information” under page 2 above.

(a)(2)	Financial Statement Schedules

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: August 10, 2026	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2026	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

