Form 10-Q
period 2026-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2026-11-09
CIK 318673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

As of November 5, 2026, the registrant had 23,611,549 shares of Class A Common Stock, $2.00 par value, outstanding and 3,787,680 shares of Class C Common Stock, $2.00 par value, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements covered by Section 21E of the Securities Exchange Act of 1934 and, where applicable, Section 27A of the Securities Act of 1933. Statements other than statements of historical fact are forward-looking statements. Words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “plan,” “may,” “could,” “will,” “should,” “would,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements include statements regarding future operating performance, liquidity, financing, business strategy, mortgage origination activity, covenant compliance, waivers, renewals or replacement of mortgage warehouse lines of credit, remediation of internal control over financial reporting, expected future events, and assumptions underlying those statements. These statements are based on management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, among others, (i) competition and the Company’s ability to attract and retain customers; (ii) changes in laws, regulations and tax treatment affecting the Company’s businesses; (iii) changes in interest rates and their effect on investment income, investment values, interest expense and policy liabilities; (iv) the Company’s liquidity, including compliance with covenants under, and the renewal, waiver or replacement of, its mortgage warehouse lines of credit; (v) mortgage origination volumes, secondary market pricing and loan repurchase demands; (vi) the credit quality of the Company’s mortgage loans and deterioration in real estate markets; (vii) mortality, morbidity and lapse experience, medical costs and the adequacy of reinsurance; (viii) higher operating and information systems expenses; (ix) the Company’s ability to remediate the material weakness in internal control over financial reporting; and (x) the loss of key personnel, rating changes, and litigation, including claims relating to sales practices and claim denials. Additional factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and in the Company’s other filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date of this report, and readers should not place undue reliance on them. Except as required by law, the Company undertakes no obligation to update or revise any forward-looking statement.

2

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2026

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Part I - Financial Information

Item 1.	Financial Statements.

Assets	September 30, 2026	December 31, 2025
Investments:
Fixed maturity securities, available for sale, at estimated fair value (amortized cost of $396,117,172 and $382,401,293 for 2026 and 2025, respectively; net of allowance for credit losses of $869,176 and $579,450 for 2026 and 2025, respectively)	$375,916,770	$382,777,918
Equity securities at estimated fair value (cost of $12,582,985 and $12,206,559 for 2026 and 2025, respectively)	20,981,011	18,050,062
Mortgage loans held for investment (net of allowance for credit losses of $4,490,541 and $2,588,918 for 2026 and 2025, respectively)	320,256,996	322,435,385
Real estate held for investment (net of accumulated depreciation of $41,467,877 and $37,159,212 for 2026 and 2025, respectively)	233,503,269	214,897,130
Real estate held for sale	6,542,180	6,424,027
Other investments and policy loans (net of allowance for credit losses of $1,550,364 and $1,676,468 for 2026 and 2025, respectively)	79,064,096	85,223,293
Accrued investment income	10,120,700	9,054,645
Total investments	1,046,385,022	1,038,862,460
Cash and cash equivalents	195,775,975	102,256,828
Loans held for sale at estimated fair value	100,983,713	155,968,266
Receivables (net of allowance for credit losses of $1,577,327 and $1,428,672 for 2026 and 2025, respectively)	20,777,983	15,611,074
Restricted assets (including $17,913,666 and $16,106,168 for 2026 and 2025 respectively, at estimated fair value)	34,686,487	28,805,946
Cemetery perpetual care trust investments (including $7,272,426 and $6,575,744 for 2026 and 2025, respectively, at estimated fair value)	10,679,400	9,871,947
Receivable from reinsurers	12,276,200	13,655,373
Cemetery land and improvements	11,647,154	11,299,283
Mortgage servicing rights, net	2,471,201	2,528,459
Property and equipment, net	17,280,151	18,211,717
Deferred policy and pre-need contract acquisition costs	142,984,454	135,978,803
Value of business acquired	6,760,921	7,109,186
Goodwill	5,253,783	5,253,783
Other	15,811,200	16,431,479

Total Assets	$1,623,773,644	$1,561,844,604

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	September 30, 2026	December 31, 2025
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits and unpaid claims	$752,744,687	$799,706,946
Policyholder account balances	136,774,796	140,605,750
Unearned premium reserve	1,695,722	1,824,796
Bank and other loans payable	139,536,808	98,387,919
Deferred pre-need funeral home and cemetery contract revenues	25,265,184	22,991,603
Cemetery perpetual care obligation	6,165,900	5,918,776
Accounts payable	5,057,040	4,150,119
Other liabilities and accrued expenses	52,290,622	51,969,405
Income taxes	35,649,540	25,920,562
Total liabilities	1,155,180,299	1,151,475,876

Stockholders’ Equity
Preferred Stock - non-voting - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A: common stock - $2.00 par value; 40,000,000 shares authorized; 23,589,478 shares issued and outstanding as of September 30, 2026 and 23,552,255 (1) shares issued and outstanding as of December 31, 2025	47,178,956	44,857,250
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 6,000,000 shares authorized; 3,787,811 shares issued and outstanding as of September 30, 2026 and 3,767,674 (1) shares issued and outstanding as of December 31, 2025	7,575,622	7,174,474
Additional paid-in capital	101,721,688	89,867,763
Accumulated other comprehensive gain, net of taxes	63,876,711	28,762,123
Retained earnings	257,994,958	248,795,475
Treasury stock at cost - 1,199,042 Class A shares and 117,184 Class C shares as of September 30, 2026; and 1,154,162 (1) Class A shares and 110,184 (1) Class C shares as of December 31, 2025	(9,754,590)	(9,088,357)

Total stockholders’ equity	468,593,345	410,368,728

Total Liabilities and Stockholders’ Equity	$1,623,773,644	$1,561,844,604

(1)	Issued and outstanding shares have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Insurance premiums and other considerations	$28,426,116	$29,880,785	$85,986,032	$89,846,164
Mortgage fee income	20,817,078	29,139,245	70,104,270	83,433,590
Net investment income	20,700,569	20,109,600	55,630,818	59,893,212
Net funeral home and cemetery sales	7,757,674	7,140,942	23,091,085	21,698,880
Gains on investments and other assets	1,436,185	1,972,198	6,367,256	3,700,926
Other	804,028	1,083,393	2,417,017	3,034,263
Total revenues	79,941,650	89,326,163	243,596,478	261,607,035

Benefits and expenses:
Policyholder benefits and claims (including the impact of assumption updates to the liability for future policy benefits of nil and nil for the three and nine months ended September 30, 2026 and 2025, respectively)	23,587,174	24,523,435	72,443,819	75,494,149
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,977,103	2,994,870	8,894,317	8,665,376
Selling, general and administrative expenses:
Commissions	8,786,774	13,054,117	27,897,560	36,957,836
Personnel	19,787,612	21,519,038	60,895,225	65,872,791
Advertising	732,864	983,291	2,200,272	2,747,684
Rent and rent related	762,310	947,664	2,370,993	2,873,414
Depreciation on property and equipment	586,004	607,300	1,753,579	1,821,453
Costs related to funding mortgage loans	1,439,205	1,813,814	4,723,293	5,120,855
Other	10,389,544	7,600,542	26,301,460	22,956,864
Interest expense	1,516,206	1,066,528	3,616,954	3,479,494
Cost of goods and services sold-funeral home and cemetery	1,153,858	1,113,425	3,564,983	3,525,978
Total benefits and expenses	71,718,654	76,224,024	214,662,455	229,515,894

Earnings before income taxes	8,222,996	13,102,139	28,934,023	32,091,141
Income tax expense	(2,057,251)	(3,054,203)	(6,785,155)	(7,258,715)

Net earnings	$6,165,745	$10,047,936	$22,148,868	$24,832,426

Net earnings per Class A Equivalent common share (1)	$0.24	$0.39	$0.85	$0.96

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.23	$0.38	$0.82	$0.93

Weighted-average Class A equivalent common shares outstanding (1)	26,058,994	25,949,807	26,052,814	25,966,227

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	26,913,434	26,676,330	26,889,787	26,835,878

(1)	Net earnings per share have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share.

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$6,165,745	$10,047,936	$22,148,868	$24,832,426
Other comprehensive income (loss):
Unrealized gains (losses) on fixed maturity securities available for sale	$(15,497,163)	3,497,251	$(20,287,301)	10,130,742
Unrealized gains (losses) on restricted assets (1)	(1,194)	7,118	(3,555)	6,586
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(16)	4,056	350	5,720
Interest rate remeasurement of future policy benefits	51,827,783	(12,879,292)	64,731,502	(23,040,973)
Other comprehensive income (loss), before income tax	36,329,410	(9,370,867)	44,440,996	(12,897,925)
Income tax benefit (expense)	(7,627,403)	1,966,950	(9,326,408)	2,707,103
Other comprehensive income (loss), net of income tax	28,702,007	(7,403,917)	35,114,588	(10,190,822)
Comprehensive income	$34,867,752	$2,644,019	$57,263,456	$14,641,604

(1)	Fixed maturity securities available for sale

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2026
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2025	$44,857,250	$7,174,474	$89,867,763	$28,762,123	$248,795,475	$(9,088,357)	$410,368,728

Net earnings	-	-	-	-	7,001,426	-	7,001,426
Other comprehensive income	-	-	-	8,073,939	-	-	8,073,939
Stock-based compensation expense	-	-	469,131	-	-	-	469,131
Exercise of stock options	2,102		4,540	-	-		6,642
Vesting of restricted stock units	6,174	-	(6,174)	-	-	-	-
Sale of treasury stock	-	-	60,205	-	-	320,960	381,165
Purchase of treasury stock	-	-	-	-	-	(785,521)	(785,521)
March 31, 2026	$44,865,526	$7,174,474	$90,395,465	$36,836,062	$255,796,901	$(9,552,918)	$425,515,510

Net earnings	-	-	-	-	8,981,697	-	8,981,697
Other comprehensive loss	-	-	-	(1,661,358)	-	-	(1,661,358)
Stock-based compensation expense	-	-	457,371	-	-	-	457,371
Exercise of stock options	48,766	43,192	(44,807)	-	-	-	47,151
Vesting of restricted stock units	7,238	-	(7,238)	-	-	-	-
Sale of treasury stock	-	-	57,190	-	-	189,362	246,552
Purchase of treasury stock	-	-	-	-	-	(551,005)	(551,005)
Conversion Class C to Class A	276	(276)	-	-	-	-	-
Stock dividends	2,246,090	360,870	10,336,596	-	(12,943,556)	-	-
June 30, 2026	$47,167,896	$7,578,260	$101,194,577	$35,174,704	$251,835,042	$(9,914,561)	$433,035,918

Net earnings	-	-	-	-	6,165,745	-	6,165,745
Other comprehensive income	-	-	-	28,702,007	-	-	28,702,007
Stock-based compensation expense	-	-	464,477	-	-	-	464,477
Vesting of restricted stock units	7,248	-	(7,248)	-	-	-	-
Sale of treasury stock	-	-	65,227	-	-	166,002	231,229
Purchase of treasury stock	-	-	-	-	-	(6,031)	(6,031)
Conversion Class C to Class A	2,642	(2,642)	-	-	-	-	-
Stock dividends	1,170	4	4,655	-	(5,829)	-	-
September 30, 2026	$47,178,956	$7,575,622	$101,721,688	$63,876,711	$257,994,958	$(9,754,590)	$468,593,345

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

	Nine Months Ended September 30, 2025
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

December 31, 2024	$42,510,012	$6,643,666	$79,698,367	$33,719,629	$227,804,439	$(8,477,686)	$381,898,427

Net earnings	-	-	-	-	6,413,735	-	6,413,735
Other comprehensive loss	-	-	-	(3,362,137)	-	-	(3,362,137)
Stock-based compensation expense	-	-	309,260	-	-	-	309,260
Exercise of stock options	132,546	190,674	(92,965)	-	-	(149,009)	81,246
Vesting of restricted stock units	920	-	(920)	-	-	-	-
Sale of treasury stock	-	-	90,895	-	-	136,367	227,262
Purchase of treasury stock	-	-	-	-	-	(242,265)	(242,265)
March 31, 2025	$42,643,478	$6,834,340	$80,004,637	$30,357,492	$234,218,174	$(8,732,593)	$385,325,528

Net earnings	-	-	-	-	8,370,755	-	8,370,755
Other comprehensive income	-	-	-	575,232	-	-	575,232
Stock-based compensation expense	-	-	320,379	-	-	-	320,379
Vesting of restricted stock units	6,174	-	(6,174)	-	-	-	-
Sale of treasury stock	-	-	63,807	-	-	208,399	272,206
Purchase of treasury stock	-	-	-	-	-	(961,419)	(961,419)
Conversion Class C to Class A	790	(790)	-	-	-	-	-
Stock dividends	2,132,832	341,678	8,685,530	-	(11,160,040)	-	-
June 30, 2025	$44,783,274	$7,175,228	$89,068,179	$30,932,724	$231,428,889	$(9,485,613)	$393,902,681

Net earnings	-	-	-	-	10,047,936	-	10,047,936
Other comprehensive loss	-	-	-	(7,403,917)	-	-	(7,403,917)
Stock-based compensation expense	-	-	320,241	-	-	-	320,241
Vesting of restricted stock units	6,184	-	(6,184)	-	-	-	-
Sale of treasury stock	-	-	55,203	-	-	180,612	235,815
Purchase of treasury stock	-	-	-	-	-	(400,929)	(400,929)
Conversion Class C to Class A	758	(758)	-	-	-	-	-
Stock dividends	274	4	976	-	(1,254)	-	-
September 30, 2025	$44,790,490	$7,174,474	$89,438,415	$23,528,807	$241,475,571	$(9,705,930)	$396,701,827

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net cash provided by operating activities	$93,387,294	$27,552,994

Cash flows from investing activities:
Purchases of fixed maturity securities	(60,298,064)	(63,091,501)
Sales, calls and maturities of fixed maturity securities	46,997,391	49,800,384
Purchases of equity securities	(2,743,681)	(4,245,856)
Sales of equity securities	2,373,830	3,814,374
Purchases of restricted assets	(5,144,021)	(5,191,557)
Sales, calls and maturities of restricted assets	4,668,907	3,323,223
Purchases of cemetery perpetual care trust investments	(742,169)	(990,234)
Sales, calls and maturities of perpetual care trust investments	707,019	1,896,777
Mortgage loans held for investment, other investments and policy loans made	(577,525,295)	(652,228,219)
Payments received for mortgage loans held for investment, other investments and policy loans	577,861,996	615,698,100
Purchases of property and equipment	(769,369)	(1,591,486)
Sales of property and equipment	23,000	4,700
Purchases of real estate	(59,542,989)	(53,207,439)
Sales of real estate	41,941,095	31,493,671
Net cash used in investing activities	(32,192,350)	(74,515,063)

Cash flows from financing activities:
Policyholder account balances - deposits	7,572,984	9,217,213
Policyholder account balances - withdrawals	(12,548,680)	(12,494,990)
Proceeds from stock options exercised	53,793	81,246
Purchases of treasury stock	(1,342,557)	(1,604,613)
Repayment of bank loans	(1,587,867)	(49,525,258)
Proceeds from bank loans	-	69,000,000
Net change in warehouse line borrowings for loans held for sale	42,598,191	(3,174,878)
Net cash provided by financing activities	34,745,864	11,498,720

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	95,940,808	(35,463,349)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	114,112,108	150,102,620

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$210,052,916	$114,639,271

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,482,471	$3,497,142
Federal income taxes	6,244,673	4,436,909
State income taxes	138,110	111,370

Non Cash Operating, Investing and Financing Activities:
Mortgage loans held for investment foreclosed into real estate held for sale	$3,322,938	$190,495
Transfer from restricted assets to cemetery perpetual care trust investments	1,174,675	-
Benefit plans funded with treasury stock	858,946	735,283
Right-of-use assets obtained in exchange for operating lease liabilities	354,171	1,157,084
Right-of-use assets obtained in exchange for finance lease liabilities	78,968	-
Transfer from fixed maturity securities available for sale to other investments	-	1,185,603
Loans held for sale foreclosed into real estate held for sale	-	380,000
Transfer of loans held for sale to mortgage loans held for investment	-	828,063

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as shown in the condensed consolidated statements of cash flows are presented in the table below:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$195,775,975	$100,396,059
Restricted assets	13,536,205	13,556,435
Cemetery perpetual care trust investments	740,736	686,777

Total cash, cash equivalents, restricted cash and restricted cash equivalents	$210,052,916	$114,639,271

See accompanying notes to condensed consolidated financial statements (unaudited).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

1) Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K (File Number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

September 30, 2026 (Unaudited)

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

September 30, 2026 (Unaudited)

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

Condensed Consolidated Statements of Earnings:	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Effect of Change	As Currently Reported	As Previously Reported	Effect of Change	As Currently Reported
Benefits and expenses:
Policyholder benefits and claims	$24,934,071	$(410,636)	$24,523,435	$76,222,570	$(728,421)	$75,494,149
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,533,421	(2,538,551)	2,994,870	15,967,631	(7,302,255)	8,665,376
Total benefits and expenses	79,173,211	(2,949,187)	76,224,024	237,546,570	(8,030,676)	229,515,894

Earnings before income taxes	10,152,952	2,949,187	13,102,139	24,060,465	8,030,676	32,091,141
Income tax expense	(2,337,926)	(716,277)	(3,054,203)	(5,400,792)	(1,857,923)	(7,258,715)
Net earnings	$7,815,026	$2,232,910	$10,047,936	$18,659,673	$6,172,753	$24,832,426

Net earnings per Class A equivalent common share (1)	$0.30	$0.09	$0.39	$0.72	$0.24	$0.96

Net earnings per Class A equivalent common share - assuming dilution (1)	$0.29	$0.09	$0.38	$0.70	$0.23	$0.93

(1)	Adjusted retroactively for the effect of annual stock dividends

Condensed Consolidated Statements of Comprehensive Income:	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Effect of Change	As Currently Reported	As Previously Reported	Effect of Change	As Currently Reported
Net earnings	$7,815,026	$2,232,910	$10,047,936	$18,659,673	$6,172,753	$24,832,426
Other comprehensive income:
Unrealized gains on fixed maturity securities available for sale	3,353,280	143,971	3,497,251	9,835,254	295,488	10,130,742
Interest rate remeasurement of future policy benefits	-	(12,879,292)	(12,879,292)	-	(23,040,973)	(23,040,973)
Other comprehensive income (loss), before income tax	3,364,454	(12,735,321)	(9,370,867)	9,847,560	(22,745,485)	(12,897,925)
Income tax benefit (expense)	(707,467)	2,674,417	1,966,950	(2,069,450)	4,776,553	2,707,103
Other comprehensive income (loss), net of income tax	2,656,987	(10,060,904)	(7,403,917)	7,778,110	(17,968,932)	(10,190,822)
Comprehensive income (loss)	$10,472,013	$(7,827,994)	$2,644,019	$26,437,783	$(11,796,179)	$14,641,604

Condensed Consolidated Statements of Stockholders’ Equity:	Nine Months Ended September 30, 2025
	As Previously Reported	Effect of Change	As Currently Reported
Accumulated other comprehensive income	$826,844	$22,701,963	$23,528,807
Retained earnings	232,857,565	8,618,006	241,475,571
Total stockholders’ equity	$365,381,858	$31,319,969	$396,701,827

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments

The Company’s investments as of September 30, 2026, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
September 30, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$74,193,555	$10,639	$(1,449,808)	$-	$72,754,386

Obligations of states and political subdivisions	2,957,136	62	(277,843)	-	2,679,355

Corporate securities including public utilities	297,388,191	608,215	(14,155,804)	(676,156)	283,164,446

Mortgage-backed securities	20,828,290	12,749	(4,004,736)	(193,020)	16,643,283

Redeemable preferred stock	750,000	-	(74,700)	-	675,300

Total fixed maturity securities available for sale	$396,117,172	$631,665	$(19,962,891)	$(869,176)	$375,916,770

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$12,582,985	$8,625,052	$(227,026)		$20,981,011

Total equity securities at estimated fair value	$12,582,985	$8,625,052	$(227,026)		$20,981,011

Mortgage loans held for investment at amortized cost:
Residential	$87,767,919
Development and construction	163,290,694
Commercial	75,376,197
Less: Unamortized deferred loan fees, net	(1,448,301)
Less: Allowance for credit losses	(4,490,541)
Less: Net discounts	(238,972)

Total mortgage loans held for investment	$320,256,996

Real estate held for investment - net of accumulated depreciation:
Residential	$116,488,422
Commercial	117,014,847

Total real estate held for investment	$233,503,269

Real estate held for sale:
Residential	$3,590,627
Commercial	2,951,553

Total real estate held for sale	$6,542,180

Other investments and policy loans at amortized cost:
Policy loans	$14,841,828
Insurance assignments	45,250,200
Federal Home Loan Bank stock (2)	681,200
Other investments	19,841,232
Less: Allowance for credit losses for insurance assignments	(1,550,364)

Total other investments and policy loans	$79,064,096

Accrued investment income	$10,120,700

Total investments	$1,046,385,022

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $612,800 of Membership stock and $68,400 of Activity stock attributable to short-term borrowings and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

The Company’s investments as of December 31, 2025, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Allowance for Credit Losses	Estimated Fair Value
December 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$75,713,307	$982,769	$(89,550)	$-	$76,606,526

Obligations of states and political subdivisions	3,396,999	11,662	(172,184)	-	3,236,477

Corporate securities including public utilities	277,708,638	7,029,453	(3,387,651)	(425,401)	280,925,039

Mortgage-backed securities	24,832,349	161,348	(3,553,214)	(154,049)	21,286,434

Redeemable preferred stock	750,000	10,942	(37,500)	-	723,442

Total fixed maturity securities available for sale	$382,401,293	$8,196,174	$(7,240,099)	$(579,450)	$382,777,918

Equity securities at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$12,206,559	$6,176,440	$(332,937)		$18,050,062

Total equity securities at estimated fair value	$12,206,559	$6,176,440	$(332,937)		$18,050,062

Mortgage loans held for investment at amortized cost:
Residential	$90,644,590
Development and construction	157,398,705
Commercial	79,231,786
Less: Unamortized deferred loan fees, net	(1,995,795)
Less: Allowance for credit losses	(2,588,918)
Less: Net discounts	(254,983)

Total mortgage loans held for investment	$322,435,385

Real estate held for investment - net of accumulated depreciation:
Residential	$93,638,938
Commercial	121,258,192

Total real estate held for investment	$214,897,130

Real estate held for sale:
Residential	$6,272,474
Commercial	151,553

Total real estate held for sale	$6,424,027

Other investments and policy loans at amortized cost:
Policy loans	$14,467,357
Insurance assignments	46,183,999
Federal Home Loan Bank stock (2)	646,500
Other investments	25,601,905
Less: Allowance for credit losses for insurance assignments	(1,676,468)

Total policy loans and other investments	$85,223,293

Accrued investment income	$9,054,645

Total investments	$1,038,862,460

(1)	Gross unrealized losses are net of allowance for credit losses
(2)	Includes $581,600 of Membership stock and $64,900 of Activity stock due to short-term advances and letters of credit.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

There were no investments in fixed maturity securities or equity securities, aggregated by issuer, of more than 10% of shareholders’ equity (before net unrealized gains and losses on equity securities and fixed maturity securities) as of September 30, 2026, other than investments issued or guaranteed by the United States Government.

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2026, and December 31, 2025. The fair values of fixed maturity securities that are actively traded are based on quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The table below sets forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Combined Fair Value
September 30, 2026
U.S. Treasury securities and obligations of U.S. Government agencies	$1,353,318	$67,508,002	$96,490	$1,524,446	$1,449,808	$69,032,448
Obligations of states and political subdivisions	21,236	464,460	256,607	2,064,833	277,843	2,529,293
Corporate securities including public utilities	9,590,130	207,110,773	4,565,674	35,339,099	14,155,804	242,449,872
Mortgage-backed securities	23,128	763,686	3,981,608	13,788,219	4,004,736	14,551,905
Redeemable preferred stock	37,200	462,800	37,500	212,500	74,700	675,300
Totals	$11,025,012	$276,309,721	$8,937,879	$52,929,097	$19,962,891	$329,238,818

December 31, 2025
U.S. Treasury securities and obligations of U.S. Government agencies	$2,591	$2,047,280	$86,959	$11,033,603	$89,550	$13,080,883
Obligations of states and political subdivisions	4,884	195,116	167,300	2,095,220	172,184	2,290,336
Corporate securities including public utilities	638,436	30,085,561	2,749,214	42,688,720	3,387,650	72,774,281
Mortgage-backed securities	4,353	192,242	3,548,862	17,504,265	3,553,215	17,696,507
Redeemable preferred stock	37,500	212,500	-	-	37,500	212,500
Totals	$687,764	$32,732,699	$6,552,335	$73,321,808	$7,240,099	$106,054,507

Relevant holdings were comprised of 987 securities with fair values aggregating 94.3% of the aggregate amortized cost as of September 30, 2026, compared to 338 securities with fair values aggregating 93.6% of the aggregate amortized cost as of December 31, 2025. A credit loss provision of $28,516 and of $45,882 have been recognized for the three-month periods ended September 30, 2026, and 2025, respectively. A credit loss provision of $289,726 and of $111,875 have been recognized for the nine-month periods ended September 30, 2026, and 2025, respectively. Credit losses are included in gains (losses) on investments and other assets on the condensed consolidated statements of earnings. Other unrealized losses for which no credit loss was recognized are primarily the result of increases in interest rates.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

Evaluation of Allowance for Credit Losses

The Company evaluates its fixed maturity securities classified as available for sale on a quarterly basis to identify any potential credit losses. This evaluation includes a review of current ratings by the National Association of Insurance Commissioners (“NAIC”) and other industry rating agencies. Securities with NAIC rating of 1 or 2 are considered investment grade and are only reviewed for credit loss if current market data or recent company news could lead to a credit downgrade. Securities with NAIC ratings of 3 to 5 are considered non-investment grade and are evaluated for credit loss. The evaluation involves assessing all facts and circumstances surrounding each security including, but not limited to, historical values, interest payment history, projected earnings, and revenue growth rates as well as a review of the reason for a downgrade in the NAIC rating. Based on the analysis of a security that is rated 3 to 5, a determination is made whether the security will likely make payments in accordance with the terms of the financial instrument. Securities with a rating of 6 are automatically determined to be impaired, and a credit loss is recognized in earnings.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

Credit Quality Indicators

Based on the NAIC securities designations, the Company had 98.4% and 98.5% of its fixed maturity securities rated investment grade as of September 30, 2026, and December 31, 2025, respectively. The following table summarizes the credit quality, by NAIC designation, of the Company’s fixed maturity securities available for sale, excluding redeemable preferred stock.

	September 30, 2026		December 31, 2025
NAIC Designation	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1	$212,263,357	$201,034,114	$198,055,737	$197,788,945
2	175,660,047	168,171,478	177,242,472	178,441,019
3	5,793,817	5,037,292	6,145,460	5,616,342
4	1,147,624	948,586	155,717	160,830
5	-	-	-	-
6	502,327	50,000	51,907	47,340
Total	$395,367,172	$375,241,470	$381,651,293	$382,054,476

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the three-month periods ended September 30, 2026, and 2025:

	Three Months Ended September 30, 2026
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total
Beginning balance - June 30, 2026	$-	$-	$636,611	$204,049	$840,660

Additions for credit losses not previously recorded	-	-	50,000	-	50,000
Change in allowance on securities with previous allowance	-	-	(10,455)	(11,029)	(21,484)
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2026	$-	$-	$676,156	$193,020	$869,176

	Three Months Ended September 30, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total
Beginning balance - June 30, 2025	$-	$-	$474,937	$12,049	$486,986

Additions for credit losses not previously recorded	-	-	45,882	-	45,882
Change in allowance on securities with previous allowance	-	-	-	-	-
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2025	$-	$-	$520,819	$12,049	$532,868

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

The following tables present a roll forward of the Company’s allowance for credit losses on fixed maturity securities available for sale for the nine-month periods ended September 30, 2026, and 2025:

	Nine Months Ended September 30, 2026
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total
Beginning balance - December 31, 2025	$-	$-	$425,401	$154,049	$579,450

Additions for credit losses not previously recorded	-	-	72,498	50,000	122,498
Change in allowance on securities with previous allowance	-	-	178,257	(11,029)	167,228
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2026	$-	$-	$676,156	$193,020	$869,176

	Nine Months Ended September 30, 2025
	U.S. Treasury securities and obligations of U.S. Government agencies	Obligations of states and political subdivisions	Corporate securities including public utilities	Mortgage-backed securities	Total
Beginning balance - December 31, 2024	$-	$-	$408,944	$12,049	$420,993

Additions for credit losses not previously recorded	-	-	72,000	-	72,000
Change in allowance on securities with previous allowance	-	-	39,875	-	39,875
Reductions for securities sold during the period	-	-	-	-	-
Reductions for securities with credit losses due to intent to sell	-	-	-	-	-
Write-offs charged against the allowance	-	-	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-

Ending Balance - September 30, 2025	$-	$-	$520,819	$12,049	$532,868

The table below presents the amortized cost and the estimated fair value of fixed maturity securities available for sale as of September 30, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized Cost	Estimated Fair Value
Due in 1 year	$4,953,809	$4,953,663
Due in 2-5 years	129,449,939	127,320,823
Due in 5-10 years	140,188,951	134,216,739
Due in more than 10 years	99,946,183	92,106,962
Mortgage-backed securities	20,828,290	16,643,283
Redeemable preferred stock	750,000	675,300
Total	$396,117,172	$375,916,770

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

Information regarding sales of fixed maturity securities available for sale is presented as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from sales	$1,903,683	$377,496	$3,083,360	$3,142,137
Gross realized gains	1,831	3,668	2,078	4,194
Gross realized losses	(5,857)	(14,777)	(70,892)	(15,318)

Assets on Deposit, Held in Trust, and Pledged as Collateral

Assets on deposit with life insurance regulatory authorities as required by law were as follows:

	As of September 30, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$6,775,424	$7,744,141
Other investments	424,702	-
Cash and cash equivalents	1,471,888	1,543,842
Total assets on deposit	$8,672,014	$9,287,983

Assets held in trust related to third-party reinsurance agreements were as follows:

	As of September 30, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$19,935,061	$23,915,884
Other investments	1,173,323	-
Cash and cash equivalents	2,609,214	2,136,642
Total assets held in trust	$23,717,598	$26,052,526

The Company, through two of its life insurance subsidiaries, is a member of the Federal Home Loan Banks of Des Moines and Dallas (“FHLBs”). Assets pledged as collateral with the FHLBs are presented below. These pledged securities are used as collateral for any FHLB cash advances. As of September 30, 2026, the Company owed nil to the FHLBs for advances. Amounts owed, if any, are included in Bank and other loans payable on the condensed consolidated balance sheets. The Company did not receive or repay any advances during the nine months ended September 30, 2026.

	As of September 30, 2026	As of December 31, 2025
Fixed maturity securities available for sale at estimated fair value	$59,271,737	$64,066,256

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The Company currently owns and operates commercial properties in Utah, California, and Louisiana. These properties include office buildings, flex office space, and the redevelopment and expansion of its corporate campus (“Center53”) in Salt Lake City, Utah. The Company uses bank debt in strategic cases, primarily where it is anticipated to improve yields, or facilitate the acquisition of higher quality assets or asset class diversification.

The aggregate net book value of commercial real estate serving as collateral for bank loans was $110,672,542 and $114,683,175 as of September 30, 2026, and December 31, 2025, respectively. The associated bank loan carrying values totaled $92,666,298 and $94,120,446 as of September 30, 2026, and December 31, 2025, respectively.

During the three and nine month periods ended September 30, 2026, and 2025, the Company did not record any impairment losses on commercial real estate held for investment or held for sale. Impairment losses, if any, are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three-month periods ended September 30, 2026, and 2025, the Company recorded depreciation expense on commercial real estate held for investment of $1,433,325 and $1,432,750, respectively, and of $4,300,512 and $4,287,687 during the nine-month periods ended September 30, 2026 and 2025, respectively. Commercial real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

The Company’s commercial real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value		Total Square Footage
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Utah (1)	$116,997,420	$121,240,268	546,941	546,941
Louisiana	17,427	17,924	1,622	1,622

	$117,014,847	$121,258,192	548,563	548,563

(1)	Includes Center53

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

The Company’s commercial real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2026	December 31, 2025
California	$2,800,000	$-
Mississippi (1)	151,553	151,553

	$2,951,553	$151,553

(1)	Consists of approximately 93 acres of undeveloped land

Commercial Real Estate Owned and Occupied by the Company

The primary business units of the Company occupy a portion of the real estate owned by the Company. As of September 30, 2026, real estate owned and occupied by the Company is summarized as follows:

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

During the three-month periods ended September 30, 2026, and 2025 the Company recorded impairment losses on residential real estate held for sale nil and nil, respectively, and of $35,651 and nil during the nine months ended September 30, 2026 and 2025, respectively. Impairment losses are included in gains (losses) on investment and other assets on the condensed consolidated statements of earnings.

During the three-month periods ended September 30, 2026, and 2025, the Company recorded depreciation expense on residential real estate held for investment of $2,718 and $2,732, respectively, and of $8,153 and $8,139 during the nine-month periods ended September 30, 2026 and 2025, respectively. Residential real estate held for investment is stated at cost and is depreciated over the estimated useful life, primarily using the straight-line method. Depreciation is included in net investment income on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

The Company’s residential real estate held for investment is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2026	December 31, 2025
Utah (1)	$116,488,422	$93,638,938
	$116,488,422	$93,638,938

(1)	Includes multiple residential subdivision development projects, refer to the following table

The Company also invests in residential subdivision developments. The following table presents additional information regarding the Company’s residential subdivision development projects in Utah:

	September 30, 2026	December 31, 2025
Lots developed	364	492
Lots to be developed	1,038	761
Book Value	$116,332,393	$93,474,755

The Company’s residential real estate held for sale is summarized as follows as of the respective dates indicated:

	Net Book Value
	September 30, 2026	December 31, 2025
Utah	$2,200,963	$5,456,806
Arizona	501,441	-
Georgia	380,000	380,000
Hawaii	238,206	-
Nevada	149,017	149,017
Colorado	121,000	140,000
Florida	-	146,651
	$3,590,627	$6,272,474

The net book value of foreclosed residential real estate included in residential real estate held for sale was $888,223 and $1,270,669 as of September 30, 2026, and December 31, 2025, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

Mortgage Loans Held for Investment

Mortgage loans held for investment consist of first and second mortgages and are generally classified into three distinct groups: Commercial, Residential and Development and Construction. These mortgage loans bear interest at rates ranging from 2.0% to 10.5%; maturity dates range from nine months to 30 years and have amortization periods of 0 to 30 years.

Concentrations of credit risk arise when several mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and development and construction loans and requires collateral on all real estate exposures, a substantial portion of the relevant debtors’ ability to honor obligations is dependent upon the economic stability of the geographic region in which the debtors do business or are employed.

The following table presents the distribution of the Company’s mortgage loans held for investment across the various states.

	Commercial	Residential	Development and Construction	Total
As of September 30, 2026:
Utah	31%	15%	98%	60%
Florida	-	24%	-	6%
California	13%	4%	-	4%
Texas	14%	16%	-	7%
Arizona	9%	12%	-	5%
Other states	33%	29%	2%	18%

Total	100%	100%	100%	100%

As of December 31, 2025:
Utah	26%	16%	96%	57%
Florida	1%	25%	-	7%
California	24%	5%	-	7%
Texas	12%	14%	-	7%
Arizona	9%	15%	-	6%
Other states	28%	25%	4%	16%

Total	100%	100%	100%	100%

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

September 30, 2026 (Unaudited)

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

Once a mortgage loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and reverse any interest income that had been accrued and the fair value is reassessed. Accrual of interest resumes if a mortgage loan is brought current. Given this policy, the Company does not measure a credit loss allowance on accrued interest receivable, which is included in accrued investment income on the condensed consolidated balance sheets. Payments received for mortgage loans on a non-accrual status are recognized when received. The interest income recognized from payments received for mortgage loans on a non-accrual status was immaterial. Interest income not accrued on these loans totaled approximately $1,127,540 and $1,042,325 as of September 30, 2026, and December 31, 2025, respectively.

The Company measures expected credit losses based on the fair value of the collateral when the Company determines that foreclosure is probable. When a mortgage loan becomes delinquent, the Company proceeds to foreclose. Once foreclosed, the property is classified as real estate held for investment or held for sale.

To determine the allowance for credit losses, the Company has segmented its mortgage loans held for investment into the following loan types: commercial, residential, and development and construction. The inherent risks within each loan type vary as follows:

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

Development and construction – These loans are underwritten in accordance with the Company’s underwriting policies, which include a financial analysis of the builders, borrowers (guarantors), construction cost estimates, and independent appraisal valuations, and factor in estimates of the value of construction projects upon completion. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project and the ability of the borrower to secure long-term financing.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The Company has commitments to fund existing construction and land development loans pursuant to the various loan agreements. As of September 30, 2026, the Company’s commitments were approximately $215,140,512 for these loans, of which $168,233,968 had been funded. The Company advances funds in accordance with the loan agreements once the work has been completed, and an independent inspection is made. The maximum loan commitment ranges between 50% and 85% of the appraised value. The Company receives fees and interest for these loans, and the interest rate is generally fixed at 5.25% to 8.50% per annum. Maturities range between six and eighteen months.

Development and construction mortgage loans are evaluated for credit loss by considering historical activity and current housing market trends to arrive at a per loan basis point allowance that is recognized at loan origination and subsequent draws. The per loan basis point is reviewed at least annually or as loan losses or market trends require.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

	Three Months Ended
	Commercial	Residential	Development and Construction	Total
Beginning balance - June 30, 2026	$756,033	$1,217,775	$281,385	$2,255,193
Change in provision for credit losses (1)	1,514,504	675,648	45,196	2,235,348
Charge-offs	-	-	-	-
Ending balance - September 30, 2026	$2,270,537	$1,893,423	$326,581	$4,490,541

Beginning balance - June 30, 2025	$1,179,267	$1,129,892	$331,585	$2,640,744
Change in provision for credit losses (1)	375,839	(340,049)	467	36,257
Charge-offs	-	-	-	-
Ending balance - September 30, 2025	$1,555,106	$789,843	$332,052	$2,677,001

(1)	Included in other expenses on the condensed consolidated statements of earnings

	Nine Months Ended
	Commercial	Residential	Development and Construction	Total
Beginning balance - December 31, 2025	$1,368,121	$904,738	$316,059	$2,588,918
Change in provision for credit losses (1)	1,074,814	988,685	10,522	2,074,021
Charge-offs	(172,398)	-	-	(172,398)
Ending balance - September 30, 2026	$2,270,537	$1,893,423	$326,581	$4,490,541

Beginning balance - December 31, 2024	$732,494	$850,550	$302,346	$1,885,390
Change in provision for credit losses (1)	822,612	(60,707)	29,706	791,611
Charge-offs	-	-	-	-
Ending balance - September 30, 2025	$1,555,106	$789,843	$332,052	$2,677,001

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

The following table presents the aging of mortgage loans held for investment by loan type as of the dates indicated:

	Commercial	Residential	Development and Construction	Total
September 30, 2026
30-59 days past due	$-	$4,621,444	$-	$4,621,444
60-89 days past due	-	830,582	1,614,245	2,444,827
Over 90 days past due (1)	-	6,408,581	-	6,408,581
In process of foreclosure (1)	7,500,000	3,621,134	-	11,121,134
Total past due	7,500,000	15,481,741	1,614,245	24,595,986
Current	67,876,197	72,286,178	161,676,449	301,838,824
Total mortgage loans	75,376,197	87,767,919	163,290,694	326,434,810
Allowance for credit losses	(2,270,537)	(1,893,423)	(326,581)	(4,490,541)
Unamortized deferred loan fees, net	(114,856)	(1,126,171)	(207,274)	(1,448,301)
Unamortized discounts, net	(134,577)	(104,395)	-	(238,972)
Net mortgage loans held for investment	$72,856,227	$84,643,930	$162,756,839	$320,256,996

December 31, 2025
30-59 days past due	$86,117	$7,302,658	$-	$7,388,775
60-89 days past due	-	2,485,313	-	2,485,313
Over 90 days past due (1)	2,832,372	2,479,479	-	5,311,851
In process of foreclosure (1)	588,013	616,430	-	1,204,443
Total past due	3,506,502	12,883,880	-	16,390,382
Current	75,725,284	77,760,710	157,398,705	310,884,699
Total mortgage loans	79,231,786	90,644,590	157,398,705	327,275,081
Allowance for credit losses	(1,368,121)	(904,738)	(316,059)	(2,588,918)
Unamortized deferred loan fees, net	(374,372)	(1,283,049)	(338,374)	(1,995,795)
Unamortized discounts, net	(146,534)	(108,449)	-	(254,983)
Net mortgage loans held for investment	$77,342,759	$88,348,354	$156,744,272	$322,435,385

(1)	Interest income is not recognized on loans which are more than 90 days past due or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

Credit Quality Indicators

The Company evaluates and monitors the credit quality of its commercial loans by analyzing LTV and DSCR. Monitoring a commercial mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of commercial mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Total	% of Total
LTV:
Less than 65%	$11,472,400	$18,347,545	$3,888,514	$12,800,000	$171,493	$8,577,895	$55,257,847	73.31%
65% to 80%	2,793,208	3,525,554	10,405,210	1,000,506	293,872	-	18,018,350	23.90%
Greater than 80%	2,100,000	-	-	-	-	-	2,100,000	2.79%

Total	$16,365,608	$21,873,099	$14,293,724	$13,800,506	$465,365	$8,577,895	$75,376,197	100.00%

DSCR
>1.20x	$-	$-	$9,972,554	$-	$-	$5,196,816	$15,169,370	20.12%
1.00x - 1.20x	16,365,608	19,648,099	4,321,170	6,300,506	465,365	3,381,079	50,481,827	66.97%
<1.00x	-	2,225,000	-	7,500,000	-	-	9,725,000	12.90%

Total	$16,365,608	$21,873,099	$14,293,724	$13,800,506	$465,365	$8,577,895	$75,376,197	100.00%

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

September 30, 2026 (Unaudited)

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

The aggregate unpaid principal balance of residential mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Total	% of Total
Performance Indicators:
Performing	$9,851,627	$7,861,473	$9,599,142	$7,009,944	$30,092,109	$13,323,909	$77,738,204	88.57%
Non-performing (1)	2,143,014	1,468,575	1,427,658	2,088,256	2,236,395	665,817	10,029,715	11.43%

Total	$11,994,641	$9,330,048	$11,026,800	$9,098,200	$32,328,504	$13,989,726	$87,767,919	100.00%

(1)	Includes residential mortgage loans in the process of foreclosure of $3,621,134

LTV:
Less than 65%	$2,396,885	$2,175,604	$6,715,144	$3,113,336	$5,296,560	$8,967,176	$28,664,705	32.66%
65% to 80%	5,682,274	5,956,101	4,156,794	5,692,813	25,025,505	4,873,175	51,386,662	58.55%
Greater than 80%	3,915,482	1,198,343	154,862	292,051	2,006,439	149,375	7,716,552	8.79%

Total	$11,994,641	$9,330,048	$11,026,800	$9,098,200	$32,328,504	$13,989,726	$87,767,919	100.00%

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

The Company evaluates and monitors the credit quality of its development and construction loans by analyzing LTV and loan performance. Monitoring a development and construction mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment.

The aggregate unpaid principal balance of development and construction mortgage loans by credit quality indicator and origination year was as follows as of September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Total	% of Total
Performance Indicators:
Performing	$99,649,140	$39,670,469	$18,820,584	$3,418,537	$-	$1,731,964	$163,290,694	100.00%
Non-performing	-	-	-	-	-	-	-	0.00%

Total	$99,649,140	$39,670,469	$18,820,584	$3,418,537	$-	$1,731,964	$163,290,694	100.00%

LTV:
Less than 65%	$29,844,727	$21,034,379	$17,474,497	$3,418,537	$-	$1,731,964	$73,504,104	45.01%
65% to 80%	51,766,149	18,636,090	1,346,087	-	-	-	71,748,326	43.94%
Greater than 80%	18,038,264	-	-	-	-	-	18,038,264	11.05%

Total	$99,649,140	$39,670,469	$18,820,584	$3,418,537	$-	$1,731,964	$163,290,694	100.00%

The aggregate unpaid principal balance of development and construction mortgage loans by credit quality indicator and origination year was as follows as of December 31, 2025:

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

September 30, 2026 (Unaudited)

2) Investments (Continued)

Insurance Assignments

The following table presents the aging of insurance assignments, included in other investments and policy loans on the condensed consolidated balance sheets:

	As of September 30, 2026	As of December 31, 2025
30-59 days past due	$8,957,136	$8,444,866
60-89 days past due	3,838,565	3,344,793
Over 90 days past due	5,320,946	4,976,211
Total past due	18,116,647	16,765,870
Current	27,133,553	29,418,129
Total insurance assignments	45,250,200	46,183,999
Allowance for credit losses	(1,550,364)	(1,676,468)
Net insurance assignments	$43,699,836	$44,507,531

The Company records an allowance for credit losses when the insurance assignment is funded. Once an insurance assignment is 90 days past due or is in legal proceedings, it is monitored for write-off and collectability, and any adjustments to the allowance are recorded at that time.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

The following table presents a roll forward of the allowance for credit losses for insurance assignments as of the dates indicated:

Three Months Ended
Beginning balance - June 30, 2026	$1,476,295
Change in provision for credit losses (1)	238,748
Charge-offs	(164,679)
Ending balance - September 30, 2026	$1,550,364

Beginning balance - June 30, 2025	$1,481,032
Change in provision for credit losses (1)	248,408
Charge-offs	(194,483)
Ending balance - September 30, 2025	$1,534,957

(1)	Included in other expenses on the condensed consolidated statements of earnings

Nine Months Ended
Beginning balance - December 31, 2025	$1,676,468
Change in provision for credit losses (1)	760,905
Charge-offs	(887,009)
Ending balance - September 30, 2026	$1,550,364

Beginning balance - December 31, 2024	$1,536,926
Change in provision for credit losses (1)	799,460
Charge-offs	(801,429)
Ending balance - September 30, 2025	$1,534,957

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The following table presents the carrying value of the investments as of the dates indicated:

	As of September 30, 2026	As of December 31, 2025
HHH (1)	$5,614,306	$10,530,515
Oquirrh (1)	618,023	887,532
Towns (2)	2,007,144	2,656,616
Total	$8,239,473	$14,074,663

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Out of these totals, nil and $1,467,058 of which at September 30, 2026, and December 31, 2025, respectively, were included in restricted assets and $2,007,144 and $1,189,558 of which at September 30, 2026, and December 31, 2025, respectively, were included in cemetery perpetual care trust investments on the condensed consolidated balance sheets

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

September 30, 2026 (Unaudited)

2) Investments (Continued)

Investment Related Earnings

The following table presents the realized gains and losses from sales, calls, and maturities, and unrealized gains and losses on equity securities from investments and other assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturity securities:
Gross realized gains	$10,813	$3,904	$51,738	$5,425
Gross realized losses	(15,252)	(24,168)	(102,621)	(36,426)
Net credit loss provision	(28,516)	(45,882)	(289,726)	(111,875)

Equity securities:
Losses on securities sold	(230,901)	(990,140)	(373,040)	(860,032)
Unrealized gains on securities held at the end of the period	708,001	2,477,603	4,685,872	3,544,484

Real estate held for investment and sale:
Gross realized gains	811,752	644,370	2,244,084	1,241,285
Gross realized losses	(85,188)	(12,099)	(135,959)	(12,099)

Other assets, including call option derivative liabilities:
Gross realized gains	271,018	448	326,390	11,252
Gross realized losses	(5,542)	(81,838)	(39,482)	(81,088)
Total	$1,436,185	$1,972,198	$6,367,256	$3,700,926

The realized gains and losses on the sale of securities are recorded on the trade date, and the cost of the securities sold is determined using the specific identification method.

Net realized gains and losses include gains and losses from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries and totaled $315,605 and $711,436 in net gains for the three-month periods ended September 30, 2026 and 2025, respectively, and of $1,751,733 and $1,196,591 in net gains for the nine-month periods ended September 30, 2026 and 2025, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

2) Investments (Continued)

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturity securities available for sale	$4,805,579	$4,818,558	$14,209,089	$14,233,356
Equity securities	214,612	210,342	656,119	650,605
Mortgage loans held for investment	9,038,612	10,149,577	23,654,497	30,571,474
Real estate held for investment and sale	2,837,243	2,885,847	8,689,243	8,718,124
Policy loans	257,436	256,796	709,174	737,159
Insurance assignments	4,899,006	4,948,025	15,221,629	15,818,390
Other investments	1,573,743	236,288	2,086,346	480,123
Cash and cash equivalents	1,515,199	747,758	3,758,416	3,104,010
Gross investment income	25,141,430	24,253,191	68,984,513	74,313,241
Investment expenses	(4,440,861)	(4,143,591)	(13,353,695)	(14,420,029)
Net investment income	$20,700,569	$20,109,600	$55,630,818	$59,893,212

Net investment income includes income earned from cemetery perpetual care trust investments and the restricted assets of cemeteries and mortuaries of $206,851 and $319,480 for the three-month periods ended September 30, 2026, and 2025, respectively, and of $645,310 and $686,952 for the nine-month periods ended September 30, 2026, and 2025, respectively.

Net investment income on real estate consists primarily of rental revenue. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate, and an estimated portion of administrative expenses relating to investment activities.

Accrued Investment Income

Accrued investment income consists of the following:

	As of September 30, 2026	As of December 31, 2025
Fixed maturity securities available for sale	$4,705,046	$4,089,819
Equity securities	17,830	13,169
Mortgage loans held for investment	1,179,459	1,032,964
Real estate held for investment	4,145,251	3,850,958
Other investments	4,666	30,916
Cash and cash equivalents	68,448	36,819
Total accrued investment income	$10,120,700	$9,054,645

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

3) Loans Held for Sale

The Company’s loans held for sale portfolio is valued using the fair value option. Changes in the fair value of the loans are included in mortgage fee income. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on recognition of mortgage loan interest income and is included in mortgage fee income on the condensed consolidated statement of earnings. See Note 17 to the condensed consolidated financial statements for additional disclosures regarding loans held for sale.

The following table presents the aggregate fair value and the aggregate unpaid principal balance of loans held for sale:

	As of September 30, 2026	As of December 31, 2025

Aggregate fair value	$100,983,713	$155,968,266
Unpaid principal balance	100,729,990	154,484,198
Unrealized gain	253,723	1,484,068

Mortgage Fee Income

Mortgage fee income consists of origination fees, processing fees, interest income, and other income related to the origination and sale of mortgage loans held for sale.

Major categories of mortgage fee income for loans held for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loan fees	$5,339,740	$6,670,934	$17,461,494	$18,634,088
Interest income	1,824,341	2,500,007	5,582,845	6,533,686
Secondary gains	16,003,354	20,378,078	49,313,179	57,518,242
Change in fair value of loan commitments	(77,731)	(202,896)	941,736	404,048
Change in fair value of loans held for sale	(2,037,261)	10,709	(2,595,326)	960,050
Provision for loan loss reserve	(235,365)	(217,587)	(599,658)	(616,524)
Mortgage fee income	$20,817,078	$29,139,245	$70,104,270	$83,433,590

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The loan loss reserve, which is included in other liabilities and accrued expenses, is summarized as follows:

	As of September 30, 2026	As of December 31, 2025
Balance, beginning of period	$384,184	$696,626
Provision on current loan originations (1)	599,658	805,518
Additional provision (2)	-	40,000
Charge-offs, net of recaptured amounts	(660,207)	(1,157,960)
Balance, end of period	$323,635	$384,184

(1)	Included in mortgage fee income
(2)	Included in other expenses

The Company maintains reserves for estimated losses on current production volumes. For the three-month period ended September 30, 2026, $235,365 in reserves were added at a rate of 5.0 basis points per loan, the equivalent of $500 per $1,000,000 in loans originated. For the three-month period ended September 30, 2025, $217,587 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. For the nine-month period ended September 30, 2026, $599,658 in reserves were added at an average rate of 4.0 basis points per loan, the equivalent of $400 per $1,000,000 in loans originated. For the nine-month period ended September 30, 2025, $616,524 in reserves were added at a rate of 3.5 basis points per loan, the equivalent of $350 per $1,000,000 in loans originated. The Company monitors market data and trends, and economic conditions (including forecasts) and uses its own experience to determine adequate loss reserves on current production.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

4) Receivables

Receivables consist of the following:

	As of September 30, 2026	As of December 31, 2025
Contracts with customers	$7,413,338	$6,981,676
Receivables from sales agents	5,820,340	4,193,842
Insurance premiums due	1,526,465	1,275,664
Other	7,595,167	4,588,564
Total receivables	22,355,310	17,039,746
Allowance for credit losses	(1,577,327)	(1,428,672)
Net receivables	$20,777,983	$15,611,074

The Company records an allowance for credit losses for its receivables in accordance with GAAP.

The following table presents a roll forward of the allowance for credit losses as of the dates indicated:

Three Months Ended
Beginning balance - June 30, 2026	$1,546,298
Change in provision for credit losses (1)	68,868
Charge-offs	(37,839)
Ending balance - September 30, 2026	$1,577,327

Beginning balance - June 30, 2025	$1,491,043
Change in provision for credit losses (1)	84,603
Charge-offs	(32,915)
Ending balance - September 30, 2025	$1,542,731

(1)	Included in other expenses on the condensed consolidated statements of earnings

Nine Months Ended
Beginning balance - December 31, 2025	$1,428,672
Change in provision for credit losses (1)	289,211
Charge-offs	(140,556)
Ending balance - September 30, 2026	$1,577,327

Beginning balance - December 31, 2024	$1,678,531
Change in provision for credit losses (1)	153,034
Charge-offs	(288,834)
Ending balance - September 30, 2025	$1,542,731

(1)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows:

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2025)	$6,981,676	$-	$22,991,603
Closing (September 30, 2026)	7,413,338	-	25,265,184
Increase/(decrease)	431,662	-	2,273,581

	Contract Balances
	Receivables (1)	Contract Asset	Contract Liability
Opening (December 31, 2024)	$7,095,589	$-	$20,168,405
Closing (December 31, 2025)	6,981,676	-	22,991,603
Increase/(decrease)	(113,913)	-	2,823,198

(1)	Included in Receivables, net on the condensed consolidated balance sheets

The amount of revenue recognized and included in the opening contract liability balance for the three-month periods ended September 30, 2026, and 2025 was $1,511,166 and $1,326,702, respectively, and for the nine-month periods ended September 30, 2026 and 2025 was $4,562,456 and $3,650,091, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

4) Receivables (Continued)

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

Disaggregation of Revenue

The following table disaggregates revenue for the Company’s funeral home and cemetery contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Major goods/service lines
At-need	$5,939,154	$5,441,670	$17,106,702	$16,241,736
Pre-need	1,818,520	1,699,272	5,984,383	5,457,144
	$7,757,674	$7,140,942	$23,091,085	$21,698,880

Timing of Revenue Recognition
Goods transferred at a point in time	$3,940,946	$4,384,201	$13,843,594	$13,381,830
Services transferred at a point in time	3,816,728	2,756,741	9,247,491	8,317,050
	$7,757,674	$7,140,942	$23,091,085	$21,698,880

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

Restricted assets as of September 30, 2026, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$228,945	$32	$(2,695)	$226,282
Total fixed maturity securities available for sale	$228,945	$32	$(2,695)	$226,282

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$14,072,246	$3,954,397	$(339,259)	$17,687,384
Total equity securities at estimated fair value	$14,072,246	$3,954,397	$(339,259)	$17,687,384

Mortgage loans held for investment at amortized cost:
Development and construction	$2,712,347
Less: Allowance for credit losses	(5,367)
Total mortgage loans held for investment	$2,706,980

Other investments	$511,996

Cash and cash equivalents (1)	$13,536,205

Accrued investment income	$17,640

Total restricted assets	$34,686,487

(1)	Including cash and cash equivalents of $10,557,403 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

5) Restricted Assets (Continued)

Restricted assets as of December 31, 2025, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$895,817	$1,735	$-	$897,552
Obligations of states and political subdivisions	228,512	124	(8)	228,628
Corporate securities including public utilities	52,030	-	(959)	51,071
Total fixed maturity securities available for sale	$1,176,359	$1,859	$(967)	$1,177,251

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$12,582,890	$2,690,346	$(344,319)	$14,928,917
Total equity securities at estimated fair value	$12,582,890	$2,690,346	$(344,319)	$14,928,917

Mortgage loans held for investment at amortized cost:
Development and construction	$812,427
Less: Allowance for credit losses	(1,625)
Total mortgage loans held for investment	$810,802

Other investments	$1,957,888

Cash and cash equivalents (1)	$9,919,800

Accrued investment income	$11,288

Total restricted assets	$28,805,946

(1)	Including cash and cash equivalents of $8,383,847 for the life insurance and mortgage segments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

5) Restricted Assets (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2026, and December 31, 2025. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities.

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
At September 30, 2026
Obligations of states and political subdivisions	$-	$-	$2,695	$150,842	$2,695	$150,842
Total unrealized losses	$-	$-	$2,695	$150,842	$2,695	$150,842

At December 31, 2025
Obligations of states and political subdivisions	$-	$-	$8	$103,504	$8	$103,504
Corporate securities including public utilities	-	-	959	51,071	959	51,071
Total unrealized losses	$-	$-	$967	$154,575	$967	$154,575

Relevant holdings were comprised of three securities with fair values aggregating 98.2% of the aggregate amortized cost as of September 30, 2026. Relevant holdings were comprised of two securities with fair values aggregating 99.4% of the aggregate amortized cost as of December 31, 2025. No credit losses have been recognized for the three and nine month periods ended September 30, 2026, and 2025, since the unrealized losses are primarily the result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of September 30, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$75,000	$75,032
Due in 2-5 years	153,945	151,250
Due in 5-10 years	-	-
Due in more than 10 years	-	-
Total	$228,945	$226,282

See Notes 2 and 17 for additional information regarding restricted assets.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The components of cemetery perpetual care investments and obligation as of September 30, 2026, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026:
Fixed maturity securities, available for sale, at estimated fair value:
Obligations of states and political subdivisions	$117,650	$-	$(1,799)	$115,851
Total fixed maturity securities available for sale	$117,650	$-	$(1,799)	$115,851

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$5,275,183	$2,048,294	$(166,902)	$7,156,575
Total equity securities at estimated fair value	$5,275,183	$2,048,294	$(166,902)	$7,156,575

Mortgage loans held for investment at amortized cost:
Development and construction	$551,699
Less: Allowance for credit losses	(1,103)
Total mortgage loans held for investment	$550,596

Other investments	$2,107,857

Cash and cash equivalents	$740,736

Accrued investment income	$7,785

Total cemetery perpetual care trust investments	$10,679,400

Cemetery perpetual care obligation	$(6,165,900)

Trust investments in excess of trust obligations	$4,513,500

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

6) Cemetery Perpetual Care Trust Investments and Obligation (Continued)

The components of cemetery perpetual care investments and obligation as of December 31, 2025, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
Fixed maturity securities, available for sale, at estimated fair value:
U.S. Treasury securities and obligations of U.S. Government agencies	$152,738	$842	$-	$153,580
Obligations of states and political subdivisions	121,423	-	(2,991)	118,432
Total fixed maturity securities available for sale	$274,161	$842	$(2,991)	$272,012

Equity securities at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$4,835,663	$1,637,554	$(169,485)	$6,303,732
Total equity securities at estimated fair value	$4,835,663	$1,637,554	$(169,485)	$6,303,732

Mortgage loans held for investment at amortized cost:
Development and construction	$66,342
Less: Allowance for credit losses	(133)
Total mortgage loans held for investment	$66,209

Cash and cash equivalents	$1,935,480

Other investments	$1,290,271

Accrued investment income	$4,243

Total cemetery perpetual care trust investments	$9,871,947

Cemetery perpetual care obligation	$(5,918,776)

Trust investments in excess of trust obligations	$3,953,171

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

6) Cemetery Perpetual Care Trust Investments and Obligation (Continued)

Fixed Maturity Securities

The table below summarizes unrealized losses on fixed maturity securities available for sale that were carried at estimated fair value as of September 30, 2026, and December 31, 2025. The tables set forth unrealized losses by duration with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	Fair Value	Unrealized Losses for More than Twelve Months	Fair Value	Total Unrealized Loss	Fair Value
September 30, 2026
Obligations of states and political subdivisions	$-	$-	$1,799	$115,851	$1,799	$115,851
Totals	$-	$-	$1,799	$115,851	$1,799	$115,851

December 31, 2025
Obligations of states and political subdivisions	$-	$-	$2,991	$118,432	$2,991	$118,432
Totals	$-	$-	$2,991	$118,432	$2,991	$118,432

Relevant holdings were comprised of two securities with fair values aggregating 98.5% of the aggregate amortized cost as of September 30, 2026. Relevant holdings were comprised of two securities with fair values aggregating 97.5% of aggregate amortized cost as of December 31, 2025. No credit losses have been recognized for the three and nine month periods ended September 30, 2026, and 2025, since the unrealized losses are primarily the result of increases in interest rates. See Note 2 for additional information regarding the Company’s evaluation of the allowance for credit losses for fixed maturity securities available for sale.

The table below presents the amortized cost and estimated fair value of fixed maturity securities available for sale as of September 30, 2026, by contractual maturity. Actual or expected maturities may differ from contractual maturities because certain securities afford the issuer the right to call or prepay their obligations.

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year	$50,110	$50,044
Due in 2-5 years	67,540	65,807
Due in 5-10 years	-	-
Due in more than 10 years	-	-
Total	$117,650	$115,851

See Notes 2 and 17 for additional information regarding cemetery perpetual care trust investments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The following table presents the MSR balance and activity:

	As of September 30, 2026	As of December 31, 2025
Amortized cost:
Balance before valuation allowance at beginning of year	$2,528,459	$2,939,878
MSR additions resulting from loan sales (1)	282,080	151,056
Amortization (2)	(339,338)	(562,475)
Sale of MSRs	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at end of period	$2,471,201	$2,528,459

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$2,471,201	$2,528,459

Estimated fair value of MSRs at end of period	$4,652,899	$4,035,635

(1)	Included in mortgage fee income on the condensed consolidated statements of earnings
(2)	Included in other expenses on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

7) Mortgage Servicing Rights (Continued)

The table below summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the Company’s assumptions in its September 30, 2026, valuation of MSRs. The assumptions used in the following table are likely to change as market conditions, portfolio composition and borrower behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR Amortization
2026	94,088
2027	372,127
2028	361,984
2029	347,009
2030	332,882
Thereafter	963,111
Total	$2,471,201

The Company collected the following contractual service fee income and late fee income as reported in other revenues on the condensed consolidated statement of earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual service fees	$219,801	$235,892	$665,617	$690,893
Late fees	14,617	16,603	49,298	48,451
Total	$234,418	$252,495	$714,915	$739,344

The following is a summary of the unpaid principal balances (“UPB”) of the servicing portfolio.

	As of September 30, 2026	As of December 31, 2025
Servicing UPB	$359,063,113	$361,632,543

The following key assumptions were used in determining MSR value:

	Prepayment Speeds	Average Life (Years)	Discount Rate
September 30, 2026	9.50	8.76	11.85
December 31, 2025	12.27	7.44	11.92

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

8) Deferred Policy and Pre-need Contract Acquisition Costs, Value of Business Acquired, and Unearned Premium Reserve

Refer to Note 1 regarding the adoption of ASU 2018-12.

Deferred Policy and Pre-need Contract Acquisition Costs (“DAC”)

The following tables show a roll forward for the lines of business that contain DAC balances, along with a reconciliation to the Company’s total DAC balance:

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Pre-need Contracts	Total
Balance at December 31, 2025	$127,639,286	$571,370	$3,430,518	$-	$4,337,629	$135,978,803
Deferrals	14,582,956	89,811	-	-	878,936	15,551,703
Amortization	(7,513,481)	(88,993)	(221,435)	-	(722,143)	(8,546,052)
Balance at September 30, 2026	$134,708,761	$572,188	$3,209,083	$-	$4,494,422	$142,984,454

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Pre-need Contracts	Total
Balance at December 31, 2024	$118,803,677	$535,836	$3,754,867	$466	$4,125,061	$127,219,907
Deferrals	14,234,386	134,395	-	-	639,436	15,008,217
Amortization	(7,392,169)	(102,012)	(258,620)	(466)	(531,030)	(8,284,297)
Balance at September 30, 2025	$125,645,894	$568,219	$3,496,247	$-	$4,233,467	$133,943,827

Value of Business Acquired (“VOBA”)

The following tables show a roll forward for the lines of business that contain VOBA balances, along with a reconciliation to the Company’s total VOBA balance:

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Total
Balance at December 31, 2025	$6,968,331	$-	$124,932	$15,923	$7,109,186
Deferrals	-	-	-	-	-
Amortization	(303,667)	-	(42,732)	(1,866)	(348,265)
Balance at September 30, 2026	$6,664,664	$-	$82,200	$14,057	$6,760,921

	Traditional Life	Fixed Annuities	Universal Life	Accident and Health	Total
Balance at December 31, 2024	$7,397,519	$-	$186,632	$18,370	$7,602,521
Deferrals	-	-	-	-	-
Amortization	(331,710)	-	(47,304)	(2,065)	(381,079)
Balance at September 30, 2025	$7,065,809	$-	$139,328	$16,305	$7,221,442

Unearned Premium Reserve

The balance and the changes in Unearned Premium Reserve are as follows:

	Nine Months Ended September 30,
	2026	2025
	Universal Life	Universal Life
Balance, beginning of period	$1,824,796	$2,013,245
Deferrals	-	-
Amortization (1)	(129,074)	(149,356)
Unearned premium reserve, end of period	$1,695,722	$1,863,889

(1)	Included in premiums and other considerations on the condensed consolidated statements of earnings.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

9) Derivative Instruments (Continued)

Call Option Derivatives

The Company, through a broker, sells call options (“options”) on certain equity securities it owns as a source of revenue. The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future. The liability for the options is adjusted to fair value at each reporting date. In the event an option is exercised, the Company sells the equity security at a favorable price enhanced by the value of the option that was sold. If the option expires unexercised, the Company recognizes a gain from the expired option. The net changes in the fair value of its options are shown in current earnings as a component of realized gains (losses) on investments and other assets. These options are shown in other liabilities and accrued expenses on the condensed consolidated balance sheets.

The following table shows the fair value and notional amounts of derivative instruments:

		September 30, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Loan commitments	Other assets and Other liabilities	$109,447,258	$2,434,864	$12,991	$132,887,592	$1,700,742	$220,605
Call options	Other liabilities	3,385,000	-	46,120	-	-	-
Total		$112,832,258	$2,434,864	$59,111	$132,887,592	$1,700,742	$220,605

The table below presents the gains (losses) on derivatives. There were no gains or losses reclassified from accumulated other comprehensive income into income or gains or losses recognized in income on derivatives ineffective portion, or any amounts excluded from effective testing.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Classification	2026	2025	2026	2025
Loan commitments	Mortgage fee income	$(77,731)	$(202,896)	$941,736	$404,049
Call options	Gains on investments and other assets	$(1,702)	$-	$(1,702)	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

	September 30, 2026	December 31, 2025
Traditional and limited-payment life	$527,406,752	$581,389,399
Deferred profit liability - traditional and limited-payment life	213,946,358	205,802,774
Payout annuities	89,137	95,436
Accident and health	492,834	505,208
Other policyholder funds	4,352,163	4,514,783
Reported but unpaid claims	2,327,691	3,299,899
Incurred but not reported claims	4,129,752	4,099,447

Gross future policy benefits and unpaid claims	$752,744,687	$799,706,946

Receivable from reinsurers

Traditional and limited-payment life	8,714,075	9,186,983
Deferred profit liability - traditional and limited-payment life	953,347	985,258
Accident and health	70,173	70,173
Reported but unpaid claims	74,967	131,712
Incurred but not reported claims	6,000	6,000

Total receivable from reinsurers	9,818,562	10,380,126

Net future policy benefits and unpaid claims	$742,926,125	$789,326,820

Net unpaid claims	$6,376,476	$7,261,634

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

Traditional and Limited-Payment Life

The following table summarizes the balance of and changes in the liability for future policy benefits for traditional and limited-payment life:

	Nine Months Ended September 30,
	2026	2025
Present Value of Expected Net Premiums:
Balance, beginning of year	$250,450,302	$252,828,338
Beginning balance at original discount rate	250,331,770	258,790,211
Effect of changes in cash flow assumptions	-	-
Effect of actual variances from expected experience (1)	(14,447,655)	(14,640,305)
Adjusted beginning of year balance	235,884,115	244,149,906
Issuances	41,167,332	38,329,851
Interest accrual	8,774,074	9,193,101
Net premiums collected (2)	(37,345,949)	(38,909,978)
Ending balance at original discount rate	248,479,572	252,762,880
Effect of changes in discount rate assumptions	(15,438,284)	852,074
Balance, end of period	$233,041,288	$253,614,954

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$831,839,700	$800,812,826
Beginning balance at original discount rate	867,177,517	858,516,933
Effect of changes in cash flow assumptions	-	-
Effect of actual variances from expected experience (1)	(11,351,513)	(11,346,313)
Adjusted beginning of year balance	855,826,004	847,170,620
Issuances	40,853,456	38,595,229
Interest accrual	31,222,419	30,972,325
Benefit payments	(51,451,578)	(52,088,320)
Ending balance at original discount rate	876,450,301	864,649,854
Effect of changes in discount rate assumptions	(116,002,261)	(27,849,186)
Balance, end of period	$760,448,040	$836,800,668

Net liability for future policy benefits, pre-flooring	$527,403,946	$583,124,899
Flooring impact, end of period	2,806	60,815
Net liability for future policy benefits, post-flooring	527,406,752	583,185,714
Less: Receivable from reinsurers	8,714,075	9,239,797
Net liability for future policy benefits, after reinsurance	$518,692,677	$573,945,917

(1)	For the three and nine months ended September 30, 2026, and 2025, the net effect of actual variances from expected experience was primarily due to lapses. Actual mortality and surrenders were close to expected.
(2)	Net premiums collected represent the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

The following table summarizes the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for traditional and limited-payment life:

	Nine Months Ended September 30,
	2026	2025
Undiscounted expected future benefit payments	$1,944,616,567	$1,928,365,561
Discounted expected future benefit payments (at original discount rate)	876,450,301	864,649,854
Discounted expected future benefit payments (at current discount rate)	760,448,040	836,800,668

Undiscounted expected future gross premiums	$824,363,258	$819,189,104
Discounted expected future gross premiums (at original discount rate)	550,402,808	548,690,239
Discounted expected future gross premiums (at current discount rate)	516,205,731	550,539,897

The following table summarizes the amount of gross premiums and interest accretion recognized in insurance premiums and other considerations and policyholder benefits and claims, respectively, in the condensed consolidated statements of earnings for traditional and limited-payment life:

	Nine Months Ended September 30,
	2026	2025
Gross premiums	$85,302,195	$89,128,469
Interest accretion	$22,448,345	$21,779,224

The following table summarizes the weighted-average interest rates for traditional and limited-payment life:

	As of September 30,
	2026	2025
Interest accretion rate	4.90%	4.90%
Current discount rate	6.40%	5.30%

The following table summarizes the weighted-average duration of the liability for traditional and limited-payment life:

	As of September 30,
	2026	2025
Duration of the liability in years (at original discount rate)	15	15
Duration of the liability in years (at current discount rate)	12	14

Adverse Development

For the three and nine months ended September 30, 2026 and 2025, respectively, there were no material impacts to net earnings for traditional and limited-payment life, where net premiums exceeded gross premiums for certain issue-year cohorts.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

10) Future Policy Benefits and Unpaid Claims (Continued)

Deferred Profit Liability

The following table summarizes the balances of and changes in deferred profit liability for traditional and limited-payment life:

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of year	$205,802,774	$192,278,993
Effect of actual variances from expected experience (1)	(2,238,739)	(3,526,259)
Adjusted balance, beginning of period	203,564,035	188,752,734
Profits deferred	47,956,247	50,218,491
Interest accrual	7,765,176	7,304,573
Amortization	(45,339,100)	(44,226,386)
Other adjustments	-	-
Balance, end of period	213,946,358	202,049,412
Less: Receivable from reinsurers	953,347	995,864
Deferred profit liability, net of reinsurance	$212,993,011	$201,053,548

(1)	For the three and nine months ended September 30, 2026, and 2025, the net effect of actual variances from expected experience was primarily due to lapses. Actual mortality and surrenders were close to expected.

Unpaid Claims

The following table provides a roll forward of the Company’s liability for reported but unpaid claims and incurred but not reported claims, net of the related receivable from reinsurers.

	Life		Annuities		Accident and Health		Total
Balance at December 31, 2025	$6,941,791		$302,843		$17,000		$7,261,634
Incurred	45,553,168	(1)	9,470,646	(2)	97,945	(3)	55,121,759
Settled	(46,494,343)		(9,414,629)		(97,945)		(56,006,917)
Balance at September 30, 2026	$6,000,616		$358,860		$17,000		$6,376,476

	Life		Annuities		Accident and Health		Total
Balance at December 31, 2024	$6,363,243		$255,480		$17,000		$6,635,723
Incurred	46,249,912	(1)	9,736,308	(2)	57,324	(3)	56,043,544
Settled	(46,259,565)		(9,709,651)		(57,324)		(56,026,540)
Balance at September 30, 2025	$6,353,590		$282,137		$17,000		$6,652,727

(1)	Included in policyholder benefits and claims on the condensed consolidated statements of earnings
(2)	Released from policyholder account balances
(3)	Included in policyholder benefits and claims on the condensed consolidated statements of earnings

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

11) Policyholder Account Balances

The Company establishes liabilities for policyholder account balances, which are generally equal to the account value, and which include interest credited.

The following table provides a reconciliation of policyholder account balances and the related receivable from reinsurers to the condensed consolidated balance sheets.

	September 30, 2026	December 31, 2025
Policyholder account balances - fixed annuities	$101,573,446	$104,233,454
Deferred profit liability - fixed annuities	490,907	546,802
Policyholder account balances - universal life	34,710,443	35,825,494

Gross policyholder account balances	$136,774,796	$140,605,750

Receivable from reinsurers

Policyholder account balances - fixed annuities	2,457,638	3,275,247

Total receivable from reinsurers	2,457,638	3,275,247

Net policyholder account balances	$134,317,158	$137,330,503

The following table summarizes the balances and changes in policyholder account balances for the lines of business indicated:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Universal Life	Fixed Annuities	Universal Life	Fixed Annuities
Balance, beginning of year	$35,825,494	$104,233,454	$37,091,230	$105,088,621
Deposits	995,187	6,578,699	1,033,171	8,184,043
Interest credited	1,633,757	2,261,664	1,348,420	2,301,527
Policy charges (1)	(1,781,047)	(9,055)	(1,724,444)	(10,332)
Surrenders, withdrawals and benefit payments	(1,962,948)	(11,491,316)	(1,764,831)	(10,730,159)
Balance, end of period	34,710,443	101,573,446	35,983,546	104,833,700
Less: Receivable from reinsurers	-	2,457,638	-	3,494,547
Policyholder account balances, net of reinsurance	$34,710,443	$99,115,808	$35,983,546	$101,339,153

Weighted-average crediting rate	4.16%	3.03%	4.16%	3.04%
Net amount at risk (2)	127,068,191	N/A	133,388,230	N/A
Cash surrender value	34,710,443	101,094,398	35,983,546	104,481,603

(1)	Contracts included in the policyholder account balances are generally charged a premium and/or monthly assessments on the basis of the account balance. Included in premiums and other considerations on the consolidated statements of earnings.
(2)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date

The following table summarizes the balances of and changes in deferred profit liability for fixed annuities:

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of year	$546,802	$627,465
Effect of actual variances from expected experience	-	-
Adjusted balance, beginning of period	546,802	627,465
Profits deferred	-	-
Interest accrual	-	-
Amortization	(55,895)	(59,524)
Other adjustments	-	-
Balance, end of period	490,907	567,941
Less: Receivable from reinsurers	-	-
Deferred profit liability, net of reinsurance	$490,907	$567,941

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

11) Policyholder Account Balances (Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums for the lines of business indicated are as follows:

	September 30, 2026
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1-50 bps above guaranteed minimum	51-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Universal Life
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	-	-	-	-	-
2.00% - 2.99%	-	-	-	-	-
3.00% - 4.00%	24,534,122	-	1,521,947	-	26,056,069
Greater than 4.00%	4,203,842	4,450,532	-	-	8,654,374
Total	$28,737,964	$4,450,532	$1,521,947	$-	$34,710,443

Fixed Annuities
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	10,339,747	9,246,340	-	-	19,586,087
2.00% - 2.99%	7,472,995	-	330,615	4,797,184	12,600,794
3.00% - 4.00%	45,414,179	10,247,943	117,770	432,223	56,212,115
Greater than 4.00%	12,833,348	-	341,102	-	13,174,450
Total	$76,060,269	$19,494,283	$789,487	$5,229,407	$101,573,446

	September 30, 2025
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1-50 bps above guaranteed minimum	51-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Universal Life
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	-	-	-	-	-
2.00% - 2.99%	-	-	-	-	-
3.00% - 4.00%	25,345,908	-	1,528,014	-	26,873,922
Greater than 4.00%	4,432,749	4,676,875	-	-	9,109,624
Total	$29,778,657	$4,676,875	$1,528,014	$-	$35,983,546

Fixed Annuities
Less than 1.00%	$-	$-	$-	$-	$-
1.00% - 1.99%	11,297,577	10,543,307	-	-	21,840,884
2.00% - 2.99%	4,767,054	-	330,941	4,913,051	10,011,046
3.00% - 4.00%	48,831,823	10,504,262	38,012	457,161	59,831,258
Greater than 4.00%	12,809,870	-	340,642	-	13,150,512
Total	$77,706,324	$21,047,569	$709,595	$5,370,212	$104,833,700

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The Company’s overall effective tax rate for the three-month periods ended September 30, 2026 and 2025 was 25.0% and 23.3%, respectively, which resulted in a provision for income taxes of $2,057,251 and $3,054,203, respectively, and for the nine-month periods ended September 30, 2026 and 2025 was 23.5% and 22.6%, respectively, which resulted in a provision for income taxes of $6,785,155 and $7,258,715, respectively. The Company’s effective tax rate is higher than the U.S. federal statutory rate of 21% due to, among other factors, state taxes as offset by certain state income tax benefits, along with certain permanent tax adjustments such as meals and entertainment and stock-based compensation. The increase in the effective tax rate when compared to the prior year was primarily due to certain permanent tax adjustments that are higher when compared to the prior year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

14) Equity

Capital Stock

The following table summarizes the activity in shares of capital stock.

	Class A	Class C
Outstanding shares at December 31, 2025 (1)	23,552,255	3,767,674

Exercise of stock options	25,434	21,596
Vesting of restricted stock units	10,330	-
Conversion of Class C to Class A	1,459	(1,459)

Outstanding shares at September 30, 2026 (1)	23,589,478	3,787,811

Outstanding shares at December 31, 2024 (1)	23,445,189	3,673,111

Exercise of stock options	66,273	95,337
Vesting of restricted stock units	6,639	-
Conversion of Class C to Class A	774	(774)

Outstanding shares at September 30, 2025 (1)	23,518,875	3,767,674

(1)	Adjusted retroactively for the effect of annual stock dividends

The Company’s Board of Directors declared a 5% stock dividend on June 26, 2026, to shareholders of record as of July 10, 2026, which was issued on July 17, 2026. All share and per-share amounts presented herein have been retroactively adjusted to reflect the stock dividend.

Accumulated Other Comprehensive Income (Loss)

Refer to Note 1 regarding the adoption of ASU 2018-12.

The following table summarizes the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Unrealized gains (losses) on fixed maturity securities available for sale	$(15,464,206)	$3,563,398	$(19,946,692)	$10,273,618
Amounts reclassified into net earnings	(32,957)	(66,147)	(340,609)	(142,876)
Net unrealized gains (losses) before taxes	(15,497,163)	3,497,251	(20,287,301)	10,130,742
Tax (expense) benefit	3,256,132	(734,916)	4,266,408	(2,128,436)
Net	(12,241,031)	2,762,335	(16,020,893)	8,002,306
Unrealized gains (losses) on restricted assets (1)	(1,194)	7,118	(3,555)	6,586
Tax (expense) benefit	298	(1,773)	886	(1,641)
Net	(896)	5,345	(2,669)	4,945
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(16)	4,056	350	5,720
Tax (expense) benefit	4	(1,010)	(87)	(1,425)
Net	(12)	3,046	263	4,295
Interest rate remeasurement of future policy benefits	51,827,783	(12,879,292)	64,731,502	(23,040,973)
Tax (expense) benefit	(10,883,837)	2,704,649	(13,593,615)	4,838,605
Net	40,943,946	(10,174,643)	51,137,887	(18,202,368)
Other comprehensive income (loss) changes	$28,702,007	$(7,403,917)	$35,114,588	$(10,190,822)

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

14) Equity (Continued)

The following table presents the accumulated balances of other comprehensive income (loss) as of September 30, 2026:

	Beginning Balance December 31, 2025	Change for the period	Ending Balance September 30, 2026
Unrealized gains (losses) on fixed maturity securities available for sale	$752,551	$(16,020,893)	$(15,268,342)
Unrealized gains (losses) on restricted assets (1)	669	(2,669)	(2,000)
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(1,613)	263	(1,350)
Interest rate remeasurement of future policy benefits	28,010,516	51,137,887	79,148,403
Other comprehensive income	$28,762,123	$35,114,588	$63,876,711

(1)	Fixed maturity securities available for sale

The following table presents the accumulated balances of other comprehensive income (loss) as of December 31, 2025:

	Beginning Balance December 31, 2024	Change for the period	Ending Balance December 31, 2025
Unrealized gains (losses) on fixed maturity securities available for sale	$(7,147,384)	$7,899,935	$752,551
Unrealized gains (losses) on restricted assets (1)	(4,126)	4,795	669
Unrealized gains (losses) on cemetery perpetual care trust investments (1)	(5,225)	3,612	(1,613)
Interest rate remeasurement of future policy benefits	40,876,364	$(12,865,848)	28,010,516
Other comprehensive income (loss)	$33,719,629	$(4,957,506)	$28,762,123

(1)	Fixed maturity securities available for sale

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

15) Earnings Per Share

Earnings per share have been retroactively adjusted for the effect of annual stock dividends. In accordance with GAAP, the basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
Numerator:
Net earnings	$6,165,745	$10,047,936	(1)	$22,148,868	$24,832,426	(1)
Denominator:
Basic weighted-average shares outstanding	26,058,994	25,949,807		26,052,814	25,966,227
Effect of dilutive securities:
Employee stock options	849,810	726,523		828,528	869,651
Unvested restricted stock units	4,630	-		8,445	-
Diluted weighted-average shares outstanding	26,913,434	26,676,330		26,889,787	26,835,878
Basic net earnings per share	$0.24	$0.39		$0.85	$0.96
Diluted net earnings per share	$0.23	$0.38		$0.82	$0.93

(1)	Refer to Note 1 regarding the adoption of ASU 2018-12

For the nine-month periods ended September 30, 2026, and 2025, there were 556,716 and 403,514 anti-dilutive stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive. Basic and diluted earnings per share are the same for each class of common stock.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Three Months Ended September 30, 2026
	Life	Funeral Home
	Insurance	and Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$28,426,116	$7,757,674	$20,817,078	$57,000,868
Net investment income	19,726,306	781,165	193,098	20,700,569
Gains (losses) on investments and other assets	1,210,189	315,024	(89,028)	1,436,185
Other revenues	362,252	194,422	247,354	804,028
Intersegment revenues	1,002,514	85,699	69,602	1,157,815
Total segment revenues	50,727,377	9,133,984	21,238,104	81,099,465

Elimination of intersegment revenues				(1,157,815)
Total consolidated revenues				79,941,650

Less:
Policyholder benefits and claims	23,587,174	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,766,737	210,366	-
Selling, general and administrative expenses:
Commissions	416,004	311,427	8,059,343
Personnel	8,449,728	2,916,363	8,421,521
Advertising	137,970	141,127	453,767
Rent and rent related	110,156	37,340	614,814
Depreciation on property and equipment	203,155	252,260	130,589
Cost related to funding mortgage loans	-	-	1,439,205
Data processing and IT related (1)	447,569	92,900	1,111,120
Premium taxes on insurance premiums and other considerations (1)	697,740	-	-
Other segment items (1)(2)	4,519,184	1,409,947	2,111,084
Intersegment expenses (3)	155,301	76,207	926,307
Interest expense	895,411	1,698	619,097
Costs of goods and services sold-mortuaries and cemeteries	-	1,153,858	-
Income tax expense	1,947,695	623,587	(514,031)
Segment net earnings	6,393,553	1,906,904	(2,134,712)	6,165,745

Net earnings				$6,165,745

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses include various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:
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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Three Months Ended September 30, 2025
	Life	Funeral Home
	Insurance	and Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$29,880,785	$7,140,942	$29,139,245	$66,160,972
Net investment income	19,278,861	641,814	188,925	20,109,600
Gains on investments and other assets	1,258,854	711,884	1,460	1,972,198
Other revenues	371,667	432,894	278,832	1,083,393
Intersegment revenues	2,044,534	85,699	75,882	2,206,115
Total segment revenues	52,834,701	9,013,233	29,684,344	91,532,278

Elimination of intersegment revenues				(2,206,115)
Total consolidated revenues				89,326,163

Less:
Policyholder benefits and claims	24,523,435	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,791,217	203,653	-
Selling, general and administrative expenses:
Commissions	1,327,707	53,382	11,673,028
Personnel	8,679,182	2,689,765	10,150,091
Advertising	172,623	174,285	636,383
Rent and rent related	86,781	38,902	821,981
Depreciation on property and equipment	217,990	233,853	155,457
Cost related to funding mortgage loans	-	-	1,813,814
Data processing and IT related (1)	334,212	78,005	913,247
Premium taxes on insurance premiums and other considerations (1)	751,520	-	-
Other segment items (1)(2)	2,884,733	1,299,434	1,339,391
Intersegment expenses (3)	161,581	83,359	1,961,175
Interest expense	912,232	136	154,160
Costs of goods and services sold-mortuaries and cemeteries	-	1,113,425	-
Income tax expense	2,250,805	757,700	45,698
Segment net earnings	7,740,683	2,287,334	19,919	10,047,936

Net earnings				$10,047,936

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses include various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:
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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Nine Months Ended September 30, 2026
	Life	Funeral Home
	Insurance	and Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$85,986,032	$23,091,085	$70,104,270	$179,181,387
Net investment income	53,136,173	1,974,661	519,984	55,630,818
Gains (losses) on investments and other assets	4,640,305	1,774,153	(47,202)	6,367,256
Other revenues	1,130,069	509,307	777,641	2,417,017
Intersegment revenues	4,205,189	254,302	208,653	4,668,144
Total segment revenues	149,097,768	27,603,508	71,563,346	248,264,622

Elimination of intersegment revenues				(4,668,144)
Total consolidated revenues				243,596,478

Less:
Policyholder benefits and claims	72,443,819	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	8,172,174	722,143	-
Selling, general and administrative expenses:
Commissions	1,213,072	1,028,250	25,656,238
Personnel	25,855,156	8,589,243	26,450,826
Advertising	372,454	383,996	1,443,822
Rent and rent related	303,695	111,295	1,956,003
Depreciation on property and equipment	626,378	743,876	383,325
Cost related to funding mortgage loans	-	-	4,723,293
Data processing and IT related (1)	1,169,279	281,099	3,178,977
Premium taxes on insurance premiums and other considerations (1)	2,050,085	-	-
Other segment items (1)(2)	9,256,711	4,220,787	6,144,522
Intersegment expenses (3)	462,955	233,562	3,971,627
Interest expense	2,682,237	4,157	930,560
Costs of goods and services sold-mortuaries and cemeteries	-	3,564,983	-
Income tax expense (benefit)	5,511,101	1,894,450	(620,396)
Segment net earnings (loss)	18,978,652	5,825,667	(2,655,451)	22,148,868

Net earnings				$22,148,868

Segment assets	$1,416,079,636	$114,743,117	$111,225,517	$1,642,048,270

Elimination of intersegment assets				(18,274,626)
Total consolidated assets				$1,623,773,644

Expenditures for long-lived assets	$59,067,862	$680,499	$563,997	$60,312,358

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses include various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:
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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

16) Business Segment Information (Continued)

	For the Nine Months Ended September 30, 2025
	Life	Funeral Home
	Insurance	and Cemetery	Mortgage	Total
Revenues:
From external sources:
Revenue from external customers	$89,846,164	$21,698,880	$83,433,590	$194,978,634
Net investment income	57,909,679	1,528,492	455,041	59,893,212
Gains on investments and other assets	2,422,649	1,193,030	85,247	3,700,926
Other revenues	1,422,933	766,987	844,343	3,034,263
Intersegment revenues	5,192,800	254,302	272,307	5,719,409
Total segment revenues	156,794,225	25,441,691	85,090,528	267,326,444

Elimination of intersegment revenues				(5,719,409)
Total consolidated revenues				261,607,035

Less:
Policyholder benefits and claims	75,494,149	-	-
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	8,134,346	531,030	-
Selling, general and administrative expenses:
Commissions	3,266,908	841,828	32,849,100
Personnel	25,602,668	7,901,569	32,368,554
Advertising	398,893	468,503	1,880,288
Rent and rent related	265,531	112,896	2,494,987
Depreciation on property and equipment	680,675	669,398	471,380
Cost related to funding mortgage loans	-	-	5,120,855
Data processing and IT related (1)	882,143	222,937	2,690,366
Premium taxes on insurance premiums and other considerations (1)	2,203,794	-	-
Other segment items (1)(2)	7,911,917	3,834,468	5,211,239
Intersegment expenses (3)	526,395	255,285	4,937,729
Interest expense	2,812,509	446	666,539
Costs of goods and services sold-mortuaries and cemeteries	-	3,525,978	-
Income tax expense (benefit)	6,384,743	1,722,410	(848,438)
Segment net earnings (loss)	22,229,554	5,354,943	(2,752,071)	24,832,426

Net earnings				$24,832,426

Segment assets	$1,407,795,330	$105,083,649	$89,648,621	$1,602,527,600

Elimination of intersegment assets				(27,147,922)
Total consolidated assets				$1,575,379,678

Expenditures for long-lived assets	$53,325,905	$1,176,244	$296,776	$54,798,925

(1)	Included in other expenses on the condensed consolidated statements of earnings. Data processing and IT related expenses include various software subscriptions, maintenance, consulting, support and storage fees.
(2)	For each reportable segment, other segment items includes:
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

September 30, 2026 (Unaudited)

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

Call Option Derivatives: The fair values for call options are based on quoted market prices.

Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

Impaired Mortgage Loans Held for Investment: The Company believes that the fair value of these nonperforming loans will approximate the unpaid principal balance expected to be recovered based on the fair value of the underlying collateral. For residential and commercial properties, the collateral value is estimated by obtaining an independent appraisal. The appraisal typically considers comparable sales in the area, property condition, and potential rental income that could be generated (particularly for commercial properties). For development and construction loans, the collateral is typically incomplete, so the fair value is estimated as the replacement cost using data from a provider of building cost information to the real estate construction.

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

September 30, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet as of September 30, 2026:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturity securities available for sale	$375,916,770	$-	$375,916,770	$-
Equity securities	20,981,011	20,981,011	-	-
Loans held for sale	100,983,713	-	-	100,983,713
Restricted assets (1)	226,282	-	226,282	-
Restricted assets (2)	17,687,384	17,687,384	-	-
Cemetery perpetual care trust investments (1)	115,851	-	115,851	-
Cemetery perpetual care trust investments (2)	7,156,575	7,156,575	-	-
Derivatives - loan commitments (3)	2,434,864	-	-	2,434,864
Total assets accounted for at fair value on a recurring basis	$525,502,450	$45,824,970	$376,258,903	$103,418,577

Liabilities accounted for at fair value on a recurring basis
Derivatives - loan commitments (4)	(12,991)	-	-	(12,991)
Derivatives - call options (4)	(46,120)	(46,120)	-	-
Total liabilities accounted for at fair value on a recurring basis	$(59,111)	$(46,120)	$-	$(12,991)

(1)	Fixed maturity securities available for sale
(2)	Equity securities
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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
(3)	Included in other assets on the condensed consolidated balance sheets
(4)	Included in other liabilities and accrued expenses on the condensed consolidated balance sheets

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Range of Inputs
	September 30,	Valuation	Unobservable	Minimum	Maximum	Weighted
	2026	Technique	Input(s)	Value	Value	Average
Loans held for sale	$100,983,713	Market approach	Investor contract pricing as a percentage of unpaid principal balance	87.0%	105.0%	99.0%

Derivatives - loan commitments (net)	2,421,873	Market approach	Pull-through rate	65.0%	100.0%	96.0%
			Initial-Value	N/A	N/A	N/A
			Servicing	0 bps	150 bps	30 bps

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

September 30, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the three-month period ended September 30, 2026:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - June 30, 2026	$2,499,604		$146,871,985		$574,074
Originations and purchases	-		470,023,371		-
Sales, maturities and paydowns	-		(524,196,069)		(574,074)
Total gains (losses):
Included in earnings	(77,731	)(1)	8,284,426	(1)	-
Included in other comprehensive income	-		-		-
Balance - September 30, 2026	$2,421,873		$100,983,713		$-

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

(1)	As a component of Mortgage fee income on the condensed consolidated statements of earnings
(2)	As a component of Net investment income on the condensed consolidated statements of earnings

The following table is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs for the nine-month period ended September 30, 2026:

	Net Loan Commitments		Loans Held for Sale		Fixed Maturity Securities Available for Sale
Balance - December 31, 2025	$1,480,137		$155,968,266		$574,643
Originations and purchases	-		1,506,111,851		-
Sales, maturities and paydowns	-		(1,591,070,388)		(574,074)
Total gains (losses):
Included in earnings	941,736	(1)	29,973,984	(1)	- (2)
Included in other comprehensive income	-		-		(569)
Balance - September 30, 2026	$2,421,873		$100,983,713		$-

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

September 30, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The Company did not have any financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2026, or as of December 31, 2025.

Fair Value of Financial Instruments Carried at Other Than Fair Value

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction as of September 30, 2026, and December 31, 2025.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2026:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$84,643,930	$-	$-	$84,597,833	$84,597,833
Development and construction	162,756,839	-	-	162,756,839	162,756,839
Commercial	72,856,227	-	-	72,855,874	72,855,874
Mortgage loans held for investment, net	$320,256,996	$-	$-	$320,210,546	$320,210,546
Policy loans (1)	14,841,828	-	-	14,841,828	14,841,828
Insurance assignments, net (1)	43,699,836	-	-	43,699,836	43,699,836
Restricted assets (2)	2,706,980	-	-	2,706,980	2,706,980
Cemetery perpetual care trust investments (2)	550,596	-	-	550,596	550,596
Mortgage servicing rights, net	2,471,201	-	-	4,652,899	4,652,899

Liabilities
Bank and other loans payable	$(139,536,808)	$-	$-	$(125,943,112)	$(125,943,112)
Policyholder account balances - universal life	(34,710,443)	-	-	(34,751,456)	(34,751,456)
Policyholder account balances - fixed annuities	(102,064,353)	-	-	(101,719,326)	(101,719,326)

(1)	Included in other investments and policy loans on the condensed consolidated balance sheets
(2)	Mortgage loans held for investment

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

17) Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2025:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans held for investment
Residential	$88,348,354	$-	$-	$89,318,434	$89,318,434
Development and construction	156,744,272	-	-	156,744,272	156,744,272
Commercial	77,342,759	-	-	78,683,341	78,683,341
Mortgage loans held for investment, net	$322,435,385	$-	$-	$324,746,047	$324,746,047
Policy loans (1)	14,467,357	-	-	14,467,357	14,467,357
Insurance assignments, net (1)	44,507,531	-	-	44,507,531	44,507,531
Restricted assets (2)	810,802	-	-	810,802	810,802
Cemetery perpetual care trust investments (2)	66,209	-	-	66,209	66,209
Mortgage servicing rights, net	2,528,459	-	-	4,035,635	4,035,635

Liabilities
Bank and other loans payable	$(98,387,919)	$-	$-	$(87,490,315)	$(87,490,315)
Policyholder account balances - universal life	(35,825,494)	-	-	(35,986,392)	(35,986,392)
Policyholder account balances - fixed annuities	(104,780,256)	-	-	(103,880,576)	(103,880,576)

(1)	Included in other investments and policy loans on the consolidated balance sheets
(2)	Mortgage loans held for investment

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of these financial instruments are summarized as follows:

Mortgage Loans Held for Investment: The estimated fair value of the Company’s mortgage loans held for investment is determined using various methods. The Company’s mortgage loans are grouped into three categories: Residential, Development and Construction, and Commercial. When estimating the expected future cash flows, it is assumed that all loans will be held to maturity, and any loans that are non-performing are evaluated individually for impairment.

Residential – The estimated fair value is determined through a combination of discounted cash flows (estimating expected future cash flows of payments and discounting them using current interest rates from single-family mortgages) and considering pricing of similar loans that were sold recently.

Development and Construction – These loans primarily have short term maturities. Accordingly, the estimated fair value is determined to be the carrying value.

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

September 30, 2026 (Unaudited)

18) Stock Compensation Plans

The Company has three active equity incentive plans (the “2013 Plan”, the “2014 Director Plan” and the “2022 Plan” or “the Plans”).

Stock Options

Stock based compensation expense for stock options issued of $459,147 and $310,165 has been recognized for these Plans for the three-month periods ended September 30, 2026, and 2025, respectively, and $1,373,146 and $919,868 has been recognized for these Plans for the nine-month periods ended September 30, 2026, and 2025, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. As of September 30, 2026, the total unrecognized compensation expense related to the options issued was $556,130 which is expected to be recognized over the remaining vesting period.

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

The activity of the Plans during the nine-month period ended September 30, 2026, is summarized as follows:

	Number of Class A Shares	Weighted Average Exercise Price (2)	Number of Class C Shares	Weighted Average Exercise Price (2)

Outstanding at December 31, 2025	760,838	$6.50	2,366,291	$7.16
Adjustment for the effect of stock dividends	36,267		116,778
Granted	107,500		-
Exercised	(36,610)		(30,750)
Cancelled	(6,598)		-
Outstanding at September 30, 2026	861,397	$6.88	2,452,319	$7.22

As of September 30, 2026:
Options exercisable	692,471	$6.48	2,283,733	$7.15

As of September 30, 2026:
Available options for future grant	1,366,152		529,417

Weighted average contractual term of options outstanding at September 30, 2026	6.67 years		6.28 years

Weighted average contractual term of options exercisable at September 30, 2026	5.97 years		6.08 years

Aggregated intrinsic value of options outstanding at September 30, 2026 (1)	$1,740,461		$4,810,410

Aggregated intrinsic value of options exercisable at September 30, 2026 (1)	$1,701,866		$4,712,455

(1)	The Company used a stock price of $8.70 as of September 30, 2026 to derive intrinsic value.
(2)	Adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine-month periods ended September 30, 2026, and 2025 were $397,694 and $1,357,776, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

18) Stock Compensation Plans (Continued)

Restricted Stock Units (“RSUs”)

Stock based compensation expense for RSUs issued of $5,330 and $10,076 has been recognized under these plans for the three-month periods ended September 30, 2026, and 2025, respectively, of $17,833 and $30,012 has been recognized under these plans for the nine-month periods ended September 30, 2026, and 2025, respectively, and is included in personnel expenses on the condensed consolidated statements of earnings. The fair value of each RSU granted is determined by the Company’s stock price on the date of the grant. As of September 30, 2026, the total unrecognized compensation expense related to the RSUs issued was $5,331 which is expected to be recognized over the remaining vesting period.

Activity of the RSUs during the nine-month period ended September 30, 2026, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	17,568	$9.33
Granted	-
Vested	(10,330)
Cancelled	(1,774)
Non-vested at September 30, 2026	5,464	$8.53

Available RSUs for future grant	491,480

Activity of the RSUs during the nine-month period ended September 30, 2025, is summarized as follows:

	Number of Class A Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	12,813	$12.90
Granted	-
Vested	(6,639)
Non-vested at September 30, 2025	6,174	$13.08

Available RSUs for future grant	504,187

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

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

The U.S. Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $15,000,000. The relevant agreement contemplates interest at 2.10% plus the greater of (i) 0%, and (ii) the one-month forward-looking term rate based on SOFR on drawn amounts and matures on August 31, 2027. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum net income of $1 for the quarter.

The Western Alliance Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $25,000,000. The relevant agreement contemplates interest at the 1-Month SOFR rate plus 2.0% on drawn amounts and matures on August 27, 2027. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum net income of $1 for the quarter.

The JPMorgan Chase Bank warehouse line of credit agreement allows SecurityNational Mortgage to borrow up to $35,000,000. The relevant agreement contemplates interest at the 1-Month SOFR rate plus 1.85% on drawn amounts and matures on August 13, 2027. The Company is required to comply with covenants for adjusted tangible net worth, unrestricted cash balance, and a minimum pre-tax income of $1 for the year.

The agreements for the U.S. Bank warehouse line of credit include default provisions under which certain events of default under other obligations of SecurityNational Mortgage constitute events of default under the U.S. Bank warehouse line of credit. As of September 30, 2026, SecurityNational Mortgage was not in compliance with the net income covenant of the U.S. Bank and the Western Alliance Bank warehouse lines of credit. SecurityNational Mortgage received a waiver from U.S. Bank and is in the process of receiving a waiver from Western Alliance Bank. If the lenders were to require repayment of the outstanding advances of approximately $46,800,000 on the warehouse lines of credit, the Company has sufficient cash to do so. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2026 (Unaudited)

19) Commitments and Contingencies (Continued)

Debt Covenants for Revolving Lines of Credit and Bank Loans

The Company’s revolving line of credit agreement contains an annual “zero balance” covenant and quarterly segment financial statements. The Company is also subject to debt covenants under one of its real estate loans which require maintenance of a minimum consolidated operating cash flow ratio, minimum liquidity amounts, and minimum consolidated net worth value. In addition to these financial debt covenants, the Company is required to provide building specific financial statements and rent rolls for each of its real estate loans. As of September 30, 2026, the Company was in compliance with these debt covenants and required reporting.

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

The Company is a defendant in various legal actions arising from the normal conduct of business. The Company believes that none of the actions, if adversely determined, will have a material effect on the Company’s financial position or results of operations. Based on management’s assessment and analysis concerning the likelihood of unfavorable outcomes, no amounts have been accrued for the above claims in the consolidated financial statements. The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

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

The following table shows the condensed financial results of the insurance operations for the three and nine month periods ended September 30, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Revenues from external customers:
Insurance premiums	$28,426	$29,881	(5%)	$85,986	$89,846	(4%)
Net investment income	19,726	19,279	2%	53,136	57,910	(8%)
Gains on investments and other assets	1,210	1,259	(4%)	4,640	2,423	91%
Other revenues	362	372	(3%)	1,130	1,423	(21%)
Intersegment revenues	1,003	2,044	(51%)	4,205	5,193	(19%)
Total segment revenues	$50,727	$52,835	(4%)	$149,097	$156,795	(5%)
Segment net earnings	$6,394	$7,741	(17%)	$18,979	$22,230	(15%)

Profitability for the nine-month period ended September 30, 2026 decreased due to (a) a $4,774,000 decrease in net investment income, (b) a $3,860,000 decrease in insurance premiums and other considerations, (c) a $988,000 decrease in intersegment revenue (d) a $293,000 decrease in other revenues, and (e) a $38,000 increase in amortization of deferred policy acquisition costs, which were partially offset by (i) a $3,050,000 decrease in policyholder benefits and claims, (ii) a $2,218,000 increase in gains on investments and other assets, (iii) an $874,000 decrease in income tax expense, (iv) a $366,000 decrease in selling, general and administrative expenses, (v) a $130,000 decrease in interest expense, and (vi) a $63,000 decrease in intersegment expenses.

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

The following table shows the condensed financial results of the funeral home and cemetery operations for the three and nine month periods ended September 30, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Revenues from external customers:
Cemetery revenues	$4,066	$3,624	12%	$12,432	$11,428	9%
Funeral home revenues	3,692	3,517	5%	10,659	10,271	4%
Net investment income	781	642	22%	1,975	1,529	29%
Gains on investments and other assets	315	712	(56%)	1,774	1,193	49%
Other revenues	194	433	(55%)	509	767	(34%)
Intersegment revenues	86	86	0%	254	254	0%
Total segment revenues	$9,134	$9,014	1%	$27,603	$25,442	8%
Segment net earnings	$1,907	$2,287	(17%)	$5,826	$5,355	9%

Profitability in the nine-month period ended September 30, 2026 increased due to (a) a $581,000 increase in gains on investments and other assets, (b) a $527,000 increase in cemetery pre-need sales, (c) a $478,000 increase in cemetery at-need sales, (d) a $446,000 increase in net investment income, (e) a $387,000 increase in funeral home at-need sales, and (f) a $22,000 decrease in intersegment expenses, which were partially offset by (i) a $1,307,000 increase in selling, general and administrative expenses, primarily attributable to a $688,000 increase in personnel expenses, (ii) a $258,000 decrease in other revenues, (iii) a $191,000 increase in amortization of deferred policy acquisition costs, (iv) a $172,000 increase in income tax expense, (v) a $39,000 increase in cost of goods and services sold, and (vi) a $4,000 increase in interest expense.

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

SecurityNational Mortgage receives fees from borrowers that are involved in mortgage loan originations and refinancings, and secondary fees earned from third party investors that purchase the mortgage loans. Mortgage loans are generally sold with mortgage servicing rights (“MSRs”) released to third-party investors or retained by SecurityNational Mortgage. SecurityNational Mortgage currently retains the mortgage servicing rights on approximately 2% of its loan origination volume. These mortgage loans are serviced by either SecurityNational Mortgage or an approved third-party sub-servicer.

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

For the nine month periods ended September 30, 2026, and 2025, SecurityNational Mortgage originated 4,426 loans ($1,506,112,000 total loan volume principal amount) and 5,216 loans ($1,756,289,000 total loan volume principal amount), respectively.

The following table shows the condensed financial results of the mortgage operations for the three and nine month periods ended September 30, 2026, and 2025. See Note 16 to the condensed consolidated financial statements.

	Three months ended September 30, (in thousands of dollars)			Nine months ended September 30, (in thousands of dollars)
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Revenues from external customers
Secondary gains from investors	$16,003	$20,378	(21%)	$49,313	$57,518	(14%)
Income from loan originations	6,929	8,953	(23%)	22,445	24,551	(9%)
Change in fair value of loans held for sale	(2,037)	11	N/M	(2,595)	960	(370%)
Change in fair value of loan commitments	(78)	(203)	62%	941	404	133%
Net investment income	193	189	2%	520	455	14%
Gains (losses) on investments and other assets	(89)	1	N/M	(47)	85	(155%)
Other revenues	247	279	(11%)	778	844	(8%)
Intersegment revenues	70	76	(8%)	209	272	(23%)
Total segment revenues	$21,238	$29,684	(28%)	$71,564	$85,089	(16%)
Segment net earnings (loss)	$(2,135)	$20	N/M	$(2,655)	$(2,752)	4%

Losses for the nine-month period ended September 30, 2026 decreased due to (a) a $7,193,000 decrease in commissions, (b) a $5,918,000 decrease in personnel expenses, (c) a $966,000 decrease in intersegment expenses, (d) a $539,000 decrease in rent and rent related expenses, (e) a $538,000 increase in the fair value of loan commitments, (f) a $436,000 decrease in advertising expenses, (g) a $398,000 decrease in costs related to funding mortgage loans, (h) an $88,000 decrease in depreciation on property and equipment, and (i) a $65,000 increase in net investment income, which were partially offset by (1) an $8,205,000 decrease in secondary gains from investors, (2) a $3,555,000 decrease in the fair value of loans held for sale, (3) a $2,107,000 decrease in income from loan originations, (4) a $933,000 increase in other expenses, (5) a $489,000 increase in data processing and IT related expenses, (6) a $264,000 increase in interest expense, (7) a $228,000 decrease in income tax benefit, (8) a $132,000 decrease in gains on investments and other assets, (9) a $67,000 decrease in other revenues, and (10) a $64,000 decrease in intersegment revenues.

Consolidated Results of Operations

Three-month period ended September 30, 2026, Compared to Three-month period ended September 30, 2025

Total revenues decreased by $9,384,000, or 10.5%, to $79,942,000 for the three-month period ended September 30, 2026, from $89,326,000 for the comparable period in 2025. Contributing to this decrease in total revenues was an $8,322,000 decrease in mortgage fee income, a $1,455,000 decrease in insurance premiums and other considerations, a $536,000 decrease in gains on investments and other assets, and a $279,000 decrease in other revenues, which were partially offset by a $617,000 increase in net funeral home and cemetery sales and a $591,000 increase in net investment income.

Insurance premiums and other considerations decreased by $1,455,000, or 4.9%, to $28,426,000 for the three-month period ended September 30, 2026, from $29,881,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $1,655,000 in first year premiums because of a decrease in sales, which was partially offset by an increase of $200,000 in renewal premiums.

Mortgage fee income decreased by $8,322,000, or 28.6%, to $20,817,000, for the three-month period ended September 30, 2026, from $29,139,000 for the comparable period in 2025. This decrease was primarily due to a $4,375,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market reflecting lower overall loan volume and less favorable pricing conditions, a $2,048,000 decrease in the fair value of loans held for sale, and a $2,024,000 decrease in income from loan originations, which were partially offset by a $125,000 increase in the fair value of loan commitments.

Net investment income increased by $591,000, or 2.9%, to $20,701,000 for the three-month period ended September 30, 2026, from $20,110,000 for the comparable period in 2025. This increase was primarily attributable to a $1,338,000 increase in other investment income, a $767,000 increase in interest on cash and cash equivalents, a $4,000 increase in equity securities income, and a $1,000 increase in policy loan interest, which were partially offset by a $1,111,000 decrease in mortgage loan interest resulting from a decline in the average balance of the mortgage loan portfolio held for investment, a $297,000 increase in investment expenses, a $49,000 decrease in insurance assignment income, a $49,000 decrease in real estate income, and a $13,000 decrease in fixed maturity securities income.

Net funeral home and cemetery sales increased by $617,000, or 8.6%, to $7,758,000 for the three-month period ended September 30, 2026, from $7,141,000 for the comparable period in 2025. This increase was primarily due to a $322,000 increase in cemetery at-need sales, a $175,000 increase in funeral home at-need sales, and a $120,000 increase in cemetery pre-need sales.

Gains on investments and other assets decreased by $536,000 to $1,436,000 for the three-month period ended September 30, 2026, from $1,972,000 for the comparable period in 2025. This decrease in gains on investments and other assets was primarily due to a $1,010,000 decrease in gains on equity securities primarily attributable to decreases in the fair value of these equity securities, which was partially offset by a $347,000 increase in gains on other assets, a $94,000 increase in gains on real estate, and a $33,000 increase in gains on fixed maturity securities.

Other revenues decreased by $279,000, or 25.8%, to $804,000 for the three-month period ended September 30, 2026, from $1,083,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $279,000 in other miscellaneous revenues.

Policyholder benefits and claims decreased by $936,000 or 3.8%, to $23,587,000 for the three-month period ended September 30, 2026, from $24,523,000 for the comparable period in 2025. This decrease was primarily the result of an $888,000 decrease in future policy benefits, a $206,000 decrease in death benefits, and a $44,000 decrease in surrender and other policy benefits, which were partially offset by a $202,000 increase in interest credited to policyholder account balances.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $18,000, or 0.6%, to $2,977,000 for the three-month period ended September 30, 2026, from $2,995,000 for the comparable period in 2025. Amortization of value of business acquired decreased by $14,000 because of a declining average outstanding balance, with no additions from new acquisitions. Amortization of deferred policy and pre-need acquisition costs decreased by $4,000, reflecting a relatively stable average outstanding balance between periods.

Selling, general and administrative expenses decreased by $4,041,000, or 8.7%, to $42,484,000 for the three-month period ended September 30, 2026, from $46,526,000 for the comparable period in 2025. This decrease was primarily the result of a $4,267,000 decrease in commissions, a $1,731,000 decrease in personnel expenses, a $375,000 decrease in costs related to funding mortgage loans, a $250,000 decrease in advertising expense, a $185,000 decrease in rent and rent related expenses, and a $21,000 decrease in depreciation on property and equipment, which were partially offset by a $2,789,000 increase in other expenses.

Interest expense increased by $450,000, or 42.2%, to $1,516,000 for the three-month period ended September 30, 2026, from $1,066,000 for the comparable period in 2025. This increase was primarily due to a $465,000 increase in interest expense on mortgage warehouse lines of credit for loans held for sale, which was partially offset by a decrease of $15,000 in interest expense on bank loans.

Funeral home and cemetery cost of goods and services sold increased by $40,000, or 3.6%, to $1,154,000 for the three-month period ended September 30, 2026, from $1,113,000 for the comparable period in 2025. This increase was primarily due to an increase of $44,000 in at-need sales, which was partially offset by a decrease of $4,000 in pre-need sales.

Income tax expense decreased by $997,000, or 32.6%, to $2,057,000 for the three-month period ended September 30, 2026, from $3,054,000 for the comparable period in 2025. This decrease was primarily due to a decrease in earnings before income taxes for 2026 compared to 2025. The Company’s overall effective tax rate increased from 23.3% for 2025 to 25.0% in 2026, a 1.7 percentage point increase in the effective tax rate or a 7.3% change. This increase was primarily due to certain permanent tax adjustments that are higher when compared to the prior year.

Nine-month period ended September 30, 2026, Compared to Nine-month period ended September 30, 2025

Total revenues decreased by $18,010,000, or 6.9%, to $243,596,000 for the nine-month period ended September 30, 2026, from $261,607,000 for the comparable period in 2025. Contributing to this decrease in total revenues was a $13,329,000 decrease in mortgage fee income, a $4,262,000 decrease in net investment income, a $3,860,000 decrease in insurance premiums and other considerations, and a $617,000 decrease in other revenues, which were partially offset by a $2,666,000 increase in gains on investments and other assets and a $1,392,000 increase in net funeral home and cemetery sales.

Insurance premiums and other considerations decreased by $3,860,000, or 4.3%, to $85,986,000 for the nine-month period ended September 30, 2026, from $89,846,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $4,441,000 in first year premiums because of a decrease in sales, which was partially offset by an increase of $581,000 in renewal premiums.

Mortgage fee income decreased by $13,329,000, or 16.0%, to $70,104,000, for the nine-month period ended September 30, 2026, from $83,433,000 for the comparable period in 2025. This decrease was primarily due to an $8,205,000 decrease in secondary gains from mortgage loans sold to third-party investors into the secondary market reflecting lower overall loan volume and less favorable pricing conditions, a $3,555,000 decrease in the fair value of loans held for sale, and a $2,107,000 decrease in income from loan originations, which were partially offset by a $538,000 increase in the fair value of loan commitments.

Net investment income decreased by $4,262,000, or 7.1%, to $55,631,000 for the nine-month period ended September 30, 2026, from $59,893,000 for the comparable period in 2025. This decrease was primarily attributable to a $6,917,000 decrease in mortgage loan interest resulting from a decline in the average balance of the mortgage loan portfolio held for investment, a $597,000 decrease in insurance assignment income, a $29,000 decrease in real estate income, a $28,000 decrease in policy loan interest, and a $24,000 decrease in fixed maturity securities income, which were partially offset by a $1,606,000 increase in other investment income, a $1,067,000 decrease in investment expenses, a $655,000 increase in interest on cash and cash equivalents, and a $6,000 increase in equity securities income.

Net funeral home and cemetery sales increased by $1,392,000, or 6.4%, to $23,091,000 for the nine-month period ended September 30, 2026, from $21,699,000 for the comparable period in 2025. This increase was primarily due to a $527,000 increase in cemetery pre-need sales, a $478,000 increase in cemetery at-need sales, and a $387,000 increase in funeral home at-need sales.

Gains on investments and other assets increased by $2,666,000, or 72%, to $6,367,000 for the nine-month period ended September 30, 2026, from $3,701,000 for the comparable period in 2025. This increase in gains on investments and other assets was primarily due to a $1,628,000 increase in gains on equity securities primarily attributable to increases in the fair value of these equity securities, a $879,000 increase in gains on real estate, and a $357,000 increase in gains on other assets, which were partially offset by a $198,000 decrease in gains on fixed maturity securities.

Other revenues decreased by $617,000, or 20.3%, to $2,417,000 for the nine-month period ended September 30, 2026, from $3,034,000 for the comparable period in 2025. This decrease was primarily due to a decrease of $617,000 in other miscellaneous revenues.

Policyholder benefits and claims decreased by $3,050,000 or 4.0%, to $72,444,000 for the nine-month period ended September 30, 2026, from $75,494,000 for the comparable period in 2025. This decrease was primarily the result of a $2,546,000 decrease in future policy benefits, a $697,000 decrease in death benefits, and a $48,000 decrease in surrender and other policy benefits, which were partially offset by a $241,000 increase in interest credited to policyholder account balances.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $229,000, or 2.6%, to $8,894,000 for the nine-month period ended September 30, 2026, from $8,665,000 for the comparable period in 2025. Amortization of deferred policy and pre-need acquisition costs increased by $262,000 because of a higher average outstanding balance. This increase was partially offset by a $33,000 decrease in amortization of value of business acquired, reflecting a declining average outstanding balance with no additions from new acquisitions.

Selling, general and administrative expenses decreased by $12,209,000, or 8.8%, to $126,142,000 for the nine-month period ended September 30, 2026, from $138,351,000 for the comparable period in 2025. This decrease was primarily the result of a $9,060,000 decrease in commissions, a $4,978,000 decrease in personnel expenses, a $547,000 decrease in advertising expense, a $502,000 decrease in rent and rent related expenses, a $398,000 decrease in costs related to funding mortgage loans, and a $68,000 decrease in depreciation on property and equipment, which were partially offset by a $3,345,000 increase in other expenses.

Interest expense increased by $137,000, or 4.0%, to $3,617,000 for the nine-month period ended September 30, 2026, from $3,479,000 for the comparable period in 2025. This increase was primarily due to an increase of $264,000 in interest expense on mortgage warehouse lines of credit for loans held for sale, which was partially offset by a decrease of $127,000 in interest expense on bank loans.

Funeral home and cemetery cost of goods and services sold increased by $39,000, or 1.1%, to $3,565,000 for the nine-month period ended September 30, 2026, from $3,526,000 for the comparable period in 2025. This increase was primarily due to an increase of $22,000 in at-need sales and an increase of $17,000 in pre-need sales.

Income tax expense decreased by $474,000, or 6.5%, to $6,785,000 for the nine-month period ended September 30, 2026, from $7,259,000 for the comparable period in 2025. This decrease was primarily due to a decrease in earnings before income taxes for 2026 compared to 2025. The Company’s overall effective tax rate increased from 22.6% for 2025 to 23.5% in 2026, a 0.9 percentage point increase in the effective tax rate or a 3.7% change. This increase was primarily due to certain permanent tax adjustments that are higher when compared to the prior year.

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

During the nine-month periods ended September 30, 2026, and 2025, the Company’s operations provided cash of approximately $93,387,000 and of approximately $27,553,000, respectively. The increase in cash provided by operations was due primarily to a decrease in originations of loans held for sale.

The Company expects to pay out liabilities under its funeral plans over the long term given the nature of those plans. Funeral plans are small face value life insurance policies that pay out upon a person’s death to cover funeral and burial costs; policyholders generally keep these policies in force until, and do not surrender prior to, death. Because of the long-term nature of these liabilities, the Company can hold to maturity or for the targeted investment period its corresponding bond, real estate, and mortgage loan investments, thus reducing the risk of liquidating these long-term investments because of any sudden changes in their fair values.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans. The warehoused mortgage loans are typically held for sale on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the Company’s life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $360,448,000 (at estimated fair value) and $365,986,000 (at estimated fair value) as of September 30, 2026, and December 31, 2025, respectively. This represented 34.5% and 35.2% of the total investments of the Company as of September 30, 2026, and December 31, 2025, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for the rating of bonds. As of September 30, 2026, 1.7% (or $6,036,000) and as of December 31, 2025, 1.6% (or $5,825,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company’s life insurance subsidiaries are subject to risk-based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. As of September 30, 2026, and December 31, 2025, the life insurance subsidiaries were in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank and other loans payable was $608,130,000 as of September 30, 2026, as compared to $508,757,000 as of December 31, 2025. This increase was primarily due to an increase of $58,224,000 in stockholders’ equity and an increase of $41,149,000 in bank and other loans payable. Stockholders’ equity as a percentage of total capitalization was 77.1% and 80.7% as of September 30, 2026, and December 31, 2025, respectively.

As of September 30, 2026, SecurityNational Mortgage was not in compliance with the net income covenant of the U.S. Bank and the Western Alliance Bank warehouse lines of credit. SecurityNational Mortgage received a waiver from U.S. Bank and is in the process of receiving a waiver from Western Alliance Bank. If the lenders require repayment of the outstanding advances of approximately $46,800,000 on the warehouse lines of credit, the Company has sufficient cash to do so. The Company has also performed an analysis of its funding capacities of both internal and external sources and has determined that there are sufficient funds to continue its current business model. The Company continues to negotiate other warehouse lines of credit with other lenders.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2025 was 7.2% as compared to a lapse rate of 7.0% for 2024. The 2026 lapse rate to date has been approximately the same as 2025.

The combined statutory capital and surplus of the Company’s life insurance subsidiaries was approximately $146,702,000 and $139,068,000 as of September 30, 2026, and December 31, 2025, respectively. The life insurance subsidiaries cannot pay a dividend to their parent company without the approval of state insurance regulatory authorities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has designed these controls and procedures to ensure that information the Company is required to disclose in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Company management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026, because of the material weakness in the Company’s internal control over financial reporting described below. This material weakness was also identified during the fourth quarter of 2025 and is disclosed in the Company’s Annual Report on Form 10-K along with the report of the Company’s registered public accounting firm.

The Company identified a material weakness related to information technology general controls (“ITGCs”) because the Company did not design and maintain effective ITGCs for information systems that are relevant to the preparation of the financial statements. Specifically, deficiencies were identified related to user access controls and program change management controls for financial systems. These deficiencies resulted in related control deficiencies with respect to information generated from the impacted systems and used in the performance of controls relevant to the preparation of the financial statements. The material weakness related to the ITGCs did not result in adjustments to the financial statements for the quarter ended September 30, 2026.

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness relating to its internal control over financial reporting. Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan and Status” below, there were no changes to the Company’s internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

On February 16, 2026, the Company entered into a Rule 10b5-1 trading plan with a broker to repurchase up to $1,000,000 of the Company’s Class A Common Stock under the Company’s Stock Repurchase Plan. The Stock Repurchase Plan, approved by the Board of Directors in September 2018 and amended on December 4, 2020, authorized the repurchase of up to 1,000,000 shares of Class A Common Stock in the open market. Purchases under the 10b5-1 plan commenced on March 16, 2026, and were subject to the daily time, price, and volume conditions of Rule 10b-18. On June 16, 2026, the Company terminated the 10b5-1 plan because the 1,000,000-share limit authorized under the Stock Repurchase Plan had been reached. The Company did not repurchase any shares under the Stock Repurchase Plan during the three-month period ended September 30, 2026.

Period	(a) Total Number of Class A Shares Purchased		(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number (or Approximate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plan or Program
7/1/2026-7/31/2026	616	(1)	$9.79	-	-
8/1/2026-8/31/2026	-		-	-	-
9/1/2026-9/30/2026	-		-	-	-

Total	616		$9.79	-	-

(1) Represents shares repurchased directly from a member of the Board of Directors, at the director’s request, following the vesting of restricted stock units. These shares were not purchased under the Company’s Stock Repurchase Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the three-month period ended September 30, 2026.

Item 6.	Exhibits.

(a)(1)	Financial Statements

See “Table of Contents – Part I – Financial Information” under page 2 above.

(a)(2)	Financial Statement Schedules

None.

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits

The following Exhibits are filed or furnished herewith pursuant to Item 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not incorporated by reference into any filing except to the extent the Company specifically incorporates them by reference.

(1) Incorporated by reference from Report on Form 10-K, as filed on March 31, 2017

(2) Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: November 9, 2026	/s/ Scott M. Quist
Scott M. Quist
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2026	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

